Form 10-K
period 1994-01-29
DAYTON HUDSON CORP
filed 1994-04-21
CIK 27419

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                         ----------------------------

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended January 29, 1994
                                      OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the Transition period from __________ to __________
                        Commission File Number 1-6049

                          DAYTON HUDSON CORPORATION
            (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-0215170
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)
   777 Nicollet Mall, Minneapolis, Minnesota                   55402
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: 612/370-6948

                         ----------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of Each Exchange
            Title of Each Class                       on Which Registered
            -------------------                      ---------------------
     Common Stock, par value $1 per share           New York Stock Exchange
                                                    Pacific Stock Exchange

     Preferred Stock Purchase Rights                New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes  [X]  No
                                                                  -----    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1994 was $5,604,931,234, based on the closing price of $73.00 per share of Common Stock as reported on the New York Stock Exchange -- Composite Index and $935.00 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

  Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. April 1, 1994: 71,548,293 shares of common stock, par value $1.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1993 Annual Report to Shareholders are
   incorporated into Parts I and II.
2. Portions of Registrant's Proxy Statement dated April 20, 1994 are incorporated into Part III.
================================================================================

                                    PART I

ITEM 1. BUSINESS.
        --------
  Financial Policies and Debt Ratio, Pages 17-18; Capital Expenditures, Page 18; Business Segments, excluding years 1988-1990, Page 21; Quarterly Results, Page 31; Page 34 and the list of store locations on Page 35 of Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2. PROPERTIES.
        ----------
  Leases, Page 25; Long-Term Debt, Page 27 and the list of store locations on Page 35 of Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------
  Paragraph 2 of Commitments and Contingencies, Page 25 of Registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
        ---------------------------------------------------
  Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT.
        ------------------------------------
  The executive officers of the Registrant as of April 1, 1994 and their positions and ages, are as follows:

Name                            Title                                                   Age
- ----                            -----                                                   ---
Kenneth A. Macke*               Chairman of the Board, Chief Executive Officer,          55
                                Chairman of the Executive Committee and Director of
                                Registrant

Stephen E. Watson               President and Director of Registrant; Chairman and       49
                                Chief Executive Officer of the Department Store
                                Division (a division of Registrant)

Henry T. DeNero                 Vice Chairman                                            48

James T. Hale                   Senior Vice President and Secretary                      53

Douglas A. Scovanner            Senior Vice President and Treasurer                      38

Robert J. Ulrich*               Chairman and Chief Executive Officer of Target           50
                                (a division of Registrant) and Director of
                                Registrant

Joseph C. Vesce                 Chairman and Chief Executive Officer of Mervyn's         45
                                (a subsidiary of Registrant)

Edwin H. Wingate                Senior Vice President                                    61

JoAnn Bogdan                    Controller and Chief Accounting Officer                  41

- --------------------
*Mr. Macke was Chief Executive Officer of Registrant until April 13, 1994.
 Mr. Ulrich was elected Chief Executive Officer of Registrant on April 13,
 1994.

  Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1994 is set forth below.

  Kenneth A. Macke Chairman of the Executive Committee of Registrant since 1985, Chairman of the Board of Registrant since 1984 and Chief Executive Officer of Registrant since 1983.

  Stephen E. Watson President of Registrant since 1990. Chairman and Chief Executive Officer of the Department Store Division from 1985 to 1989 and since 1991. Executive Vice President of Registrant in 1989.

  Henry T. DeNero Vice Chairman of Registrant since 1992. Director of McKinsey & Company, Inc. (a management consulting firm) from 1985-1992.

  James T. Hale Senior Vice President, Secretary and General Counsel of Registrant since 1981.

  Douglas A. Scovanner Senior Vice President and Treasurer of Registrant since 1994. Senior Vice President, Finance of Fleming Companies, Inc. (a food wholesaler) from 1992 to 1994. Vice President and Treasurer of Coca-Cola Enterprises, Inc. (a soft drink bottler) from 1986 to 1992.

  Robert J. Ulrich  Chairman and Chief Executive Officer of Target since 1987.

  Joseph C. Vesce Chairman of Mervyn's since 1993. Chief Executive Officer of Mervyn's since 1992. President of Mervyn's from 1988 to 1993.

  Edwin H. Wingate  Senior Vice President of Registrant since 1980.

  JoAnn Bogdan Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS.
        -------
  Shareholder Return, Page 18 and Dividends Declared Per Share and Common Stock Price, Page 31 of Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------
  The data on years 1989-1993 in the Summary Financial and Operating Data (excluding Other Data), Page 33; Notes and Analysis, Pages 21, 23, 25, 27 and 29-31 (excluding years 1988-1990 on page 21) and the Report of Independent Auditors, Page 32 of Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ---------------------
  Financial Policies and Debt Ratio, Pages 17-18; Capital Expenditures, Page 18; Analysis of Operations, Pages 19-20, paragraph 2 of Income Taxes, Page 23; Commitments and Contingencies, Page 25; Analysis of Cash Flow and Lines of Credit, Page 27; the fourth texual paragraph of Pension Plans, Page 29; the second and third texual paragraphs of Postretirement Health Care Benefits, Page 30 and LIFO Provision, Page 31 of Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------
  Pages 21-31 and 33 (excluding years 1988-1990 on Page 21 and years 1983-1988 and Other Data in the Summary Financial and Operating Data on Page 33) and the Report of Independent Auditors, Page 32 of Registrant's 1993 Annual
Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------
  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------
  Election of Directors, Pages 1-6 and Compliance with Section 16(a) of the Securities Exchange Act of 1934, Page 28 of Registrant's Proxy Statement dated April 20, 1994, is incorporated herein by reference. See also Item X of
Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------
  Executive Compensation, Pages 7-13 and Director Compensation, Pages 17-18 of Registrant's Proxy Statement dated April 20, 1994, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
  Outstanding Shares and Voting Rights, Pages 26-28 of Registrant's Proxy Statement dated April 20, 1994, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------
  Not Applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

a) FINANCIAL STATEMENTS:

   Consolidated Results of Operations for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992.

   Consolidated Statements of Financial Position at January 29, 1994 and January 30, 1993.

   Consolidated Statements of Cash Flows for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992.

   Consolidated Statements of Common Shareholders' Investment for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992.

   Information which is an integral part of the financial statements: Notes and Analysis on Pages 21, 23, 25, 27 and 29-31, excluding years 1988-1990 on Page 21, and the Report of Independent Auditors on Page 32 in Registrant's 1993 Annual Report to Shareholders.

   FINANCIAL STATEMENT SCHEDULES:

   For the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992

        V - Property and Equipment

       VI - Accumulated Depreciation of Property and Equipment

     VIII - Valuation and Qualifying Accounts

       IX - Short-Term Borrowings

        X - Supplementary Income Statement Information

b) REPORTS ON FORM 8-K

   Not Applicable.

c) EXHIBITS

         (2)      Not Applicable

         (3)A.    Articles of Incorporation
                  Incorporated by reference to Exhibit (3)A. to Registrant's Form 10-K Report for the year ended January 30, 1993 ("1993 10-K").

            B.    By-Laws
                  Incorporated by reference to Exhibit (3)B. to Registrant's 1993 10-K.

         (4)      Instruments defining the rights of security holders, including indentures.
                  Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

         (9)      Not Applicable

        (10)A.    Executive Incentive Plan (PTOC) (a)

            B.    Executive Incentive Plan (ROI) (b)

            C.    Executive Incentive Plan (Personal Score)

            D.    Excess Benefit Plan (c)

            E.    Excess Benefit Plan II (d)

            F. Executive Long-Term Incentive Plan of 1981, as amended and restated. Amendment dated April 14, 1993 (e)

            G.    Supplemental Pension Plan I (f)

            H.    Supplemental Pension Plan II (g)

            I.    Deferred Compensation Plan (h)

            J.    Deferred Compensation Plan for Directors (i)

            K.    Income Continuance Policy (j)

            L.    SMG Income Continuance Policy (k)

        (11)      Statements re Computation of Per Share Earnings

        (12)      Computations of Ratios

        (13)      1993 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

        (18)      Letter re Change in Accounting Principles

        (19)      Not Applicable

        (21)      List of Subsidiaries

        (22)      Not Applicable

        (23)      Consent of Independent Auditors

        (24)      Powers of Attorney

        (28)      Not Applicable

        (29)      Not Applicable

        (99)(I)   Registrant's 11-K Report (filed under Form SE)

            (II)  Registrant's Proxy Statement dated April 20, 1994 (only those portions specifically incorporated by reference shall be deemed filed with the
                  Commission) (l)

            (III) Schedule of Operating Profit and LIFO Provision

Copies of Exhibits (10)A.-(10)L., (21), (99)(I) and (99)(III) will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

(a)      Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 20, 1994.
(b)      Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 20, 1994.
(c)      Incorporated by reference to Exhibit (10)D. to Registrant's 1993 10-K.
(d)      Incorporated by reference to Exhibit (10)E. to Registrant's 1993 10-K.
(e)      Incorporated by reference to Exhibit (10)F. to Registrant's 1993 10-K.
(f)      Incorporated by reference to Exhibit (10)G. to Registrant's 1993 10-K.
(g)      Incorporated by reference to Exhibit (10)H. to Registrant's 1993 10-K.
(h)      Incorporated by reference to Exhibit (10)I. to Registrant's 1993 10-K.
(i)      Incorporated by reference to Exhibit (10)J. to Registrant's 1993 10-K.
(j)      Incorporated by reference to Exhibit (10)A. to Registrant's 1993 10-K.
(k)      Incorporated by reference to Exhibit (10)B. to Registrant's 1993 10-K.
(l)      Incorporated by reference to Registrant's Proxy Statement dated April 20, 1994
         (only those portions specifically incorporated by reference shall be deemed filed with the Commission).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DAYTON HUDSON CORPORATION

                                 By   /s/ Henry T. DeNero
                                      --------------------------
                                      Henry T. DeNero
                                      Vice Chairman and Chief Financial Officer
Dated: April 19, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ Bob Ulrich
                                      -------------------------
                                      Robert J. Ulrich
Dated: April 19, 1994                 Chief Executive Officer

                                      /s/ Henry T. DeNero
                                      -------------------------
                                      Henry T. DeNero
                                      Vice Chairman and
Dated: April 19, 1994                 Chief Financial Officer

                                      /s/ J.A. Bogdan
                                      -------------------------
                                      JoAnn Bogdan
                                      Controller and
Dated: April 19, 1994                 Chief Accounting Officer

RAND V. ARASKOG            MICHELE J. HOOPER
ROBERT A. BURNETT          KENNETH A. MACKE
LIVIO D. DESIMONE          MARY PATTERSON MCPHERSON
ROGER A. ENRICO            ROBERT J. ULRICH
WILLIAM W. GEORGE          JOHN R. WALTER
ROGER L. HALE              STEPHEN E. WATSON        Directors
BETTY RUTH HOLLANDER

  Henry T. DeNero, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being a majority of the Directors of the Registrant.

                                      By   /s/ Henry T. DeNero
                                           ----------------------------
                                           Henry T. DeNero
Dated: April 19, 1994                      Attorney-in-Fact

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
                     SCHEDULE V - PROPERTY AND EQUIPMENT
                       FISCAL YEARS 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

COLUMN A                        COLUMN B      COLUMN C      COLUMN D     COLUMN E      COLUMN F
- --------                       ----------    ---------    -----------    --------     ----------
                               BALANCE AT                                             BALANCE AT
                               BEGINNING        (1)                        OTHER        END OF
CLASSIFICATION                 OF PERIOD     ADDITIONS    RETIREMENTS     CHANGES       PERIOD
- --------------                 ----------    ---------    -----------    --------     ----------
1993:
 Land.........................   $  998        $  130         $  8         $-           $1,120
 Buildings and Improvements...    4,342           460           49          -            4,753
 Fixtures and Equipment.......    2,197           363          398          -            2,162
 Construction-in-Progress.....      223            25            -          -              248
                                 ------        ------         ----         ---          ------
                                 $7,760        $  978         $455         $-           $8,283
                                 ======        ======         ====         ===          ======
1992:
 Land.........................   $  897        $  105         $  4         $-           $  998
 Buildings and Improvements...    3,883           473           14          -            4,342
 Fixtures and Equipment.......    1,983           335          121          -            2,197
 Construction-in-Progress.....      198            25            -          -              223
                                 ------        ------         ----         ---         -------
                                 $6,961        $  938         $139         $-           $7,760
                                 ======        ======         ====         ===         =======
1991:
 Land.........................   $  723        $  175         $  1         $-           $  897
 Buildings and Improvements...    3,455           466           38          -            3,883
 Fixtures and Equipment.......    1,745           387          149          -            1,983
 Construction-in-Progress.....      210           (12)           -          -              198
                                 ------        ------         ----         ---          ------
                                 $6,133        $1,016         $188         $-           $6,961
                                 ======        ======         ====         ===          ======

- -------------------------
(1) Represents acquisitions of fixed assets and additions to and transfers from construction-in-progress.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
      SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                       FISCAL YEARS 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

COLUMN A                        COLUMN B      COLUMN C       COLUMN D     COLUMN E      COLUMN F
- --------                       ----------    ----------    -----------    ---------    ----------
                                              ADDITIONS
                               BALANCE AT    CHARGED TO                                BALANCE AT
                               BEGINNING      COSTS AND                     OTHER        END OF
CLASSIFICATION                 OF PERIOD      EXPENSES     RETIREMENTS     CHANGES       PERIOD
- --------------                 ----------    ----------    -----------    ---------    ----------
1993:
 Buildings and Improvements..... $1,125         $200           $ 37          $-          $1,288
 Fixtures and Equipment.........  1,072          298            322           -           1,048
                                 ------         ----           ----          ---         ------
                                 $2,197         $498           $359          $-          $2,336
                                 ======         ====           ====          ===         ======
1992:
 Buildings and Improvements..... $  950         $183           $  8          $-          $1,125
 Fixtures and Equipment.........    909          276            113           -           1,072
                                 ------         ----           ----          ---         ------
                                 $1,859         $459           $121          $-          $2,197
                                 ======         ====           ====          ===         ======
1991:
 Buildings and Improvements..... $  800         $161           $ 11          $-          $  950
 Fixtures and Equipment.........    808          249            148           -             909
                                 ------         ----           ----          ---         ------
                                 $1,608         $410           $159          $-          $1,859
                                 ======         ====           ====          ===         ======

- ------------------------
Depreciation is computed using the straight-line method and the following lives:

Land improvements.......................  20 years
Buildings and building improvements.....  8 to 55 years
Leasehold improvements..................  Lease term or useful life of asset, whichever is less
Fixtures and equipment..................  3 to 8 years

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEARS 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

COLUMN A                             COLUMN B       COLUMN C      COLUMN D       COLUMN E
- --------                            ----------     ---------     ----------     ----------
                                                   ADDITIONS
                                    BALANCE AT     CHARGED TO                   BALANCE AT
                                    BEGINNING      COSTS AND         (1)          END OF
DESCRIPTIONS                        OF PERIOD       EXPENSES     DEDUCTIONS       PERIOD
- ------------                        ----------     ---------     ----------     ----------
Allowance for Doubtful Accounts
 1993............................      $37            $53            $55           $35
 1992............................       46             56             65            37
 1991............................       44             65             63            46

- --------------------------
(1) Accounts determined to be uncollectible are charged against reserve, net of collections on accounts previously charged against reserve.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
                     SCHEDULE IX - SHORT-TERM BORROWINGS
                       FISCAL YEARS 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

COLUMN A                       COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
- --------                      ----------    -------------    -----------    -----------    -------------
                                                               MAXIMUM        AVERAGE         WEIGHTED
                                                                AMOUNT         AMOUNT         AVERAGE
                              BALANCE AT       WEIGHTED      OUTSTANDING    OUTSTANDING    INTEREST RATE
CATEGORY OF AGGREGATE           END OF         AVERAGE          DURING         DURING          DURING
SHORT-TERM BORROWINGS           PERIOD      INTEREST RATE     THE PERIOD     THE PERIOD      THE PERIOD
- ---------------------         ----------    -------------    -----------     ----------     -----------
1993:
 Commercial paper                $200            3.0%           $  896          $298            3.2%
 Short-term bank
 borrowings                         -              -                 -             -              -

1992:
 Commercial paper (1)            $223            3.1%           $1,211          $460            3.7%
 Short-term bank
 borrowings                         -              -                41             5            4.2%

1991:
 Commercial paper (1)            $465            4.2%           $  941          $365            5.7%
 Short-term bank
 borrowings                         -              -               220            37            5.5%

- -------------------------------
(1) $200 million of the commercial paper outstanding at the end of 1992 and 1991 was classified as long-term debt in the Consolidated Statements of Financial Position, as explained in the Commercial Paper note in Registrant's 1993 Annual Report to Shareholders.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       FISCAL YEARS 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)

COLUMN A                                    COLUMN B
- --------                             ---------------------
                                     1993    1992     1991
                                     ----    ----     ----
                                      CHARGED TO COSTS AND
                                            EXPENSES
                                     ---------------------
Taxes other than income taxes (1)
 Real and personal property taxes.  $141     $125     $110
 Payroll taxes....................   190      178      164
 Other............................    12       10        9
                                     ---      ---      ---
                                    $343     $313     $283

Advertising costs.................  $494     $437     $423

                                    Included  in Revenues
                                    ----------------------
Sales by leased departments.......  $165     $163     $153
Finance charge revenue............   192      186      182

- ----------------------
(1) Taxes paid as Lessee in accordance with certain lease agreements have been included in cost of retail sales, buying and occupancy and are not included herein.

Amounts for maintenance and repairs, depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, and royalties are not presented as such amounts are less than 1% of total revenues.