Form 10-Q
period 1994-04-30
DAYTON HUDSON CORP
filed 1994-06-10
CIK 27419

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 --------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended     April 30, 1994
                                              ---------------------



                       Commission file number   1-6049
                                               ----------



                           Dayton Hudson Corporation
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                            41-0215170
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



    777 Nicollet Mall             Minneapolis, Minnesota             55402
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code        (612) 370-6948
                                                   ----------------------------


                                     None
- - -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of April 30, 1994 was 71,563,815.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                   PAGE NO.
PART I     FINANCIAL INFORMATION:
           ITEM 1 - FINANCIAL STATEMENTS

             Condensed Consolidated Results of Operations for the      1
             Three Months and Twelve Months ended April 30, 1994
             and May 1, 1993

             Condensed Consolidated Statements of Financial Posi-      2
             tion at April 30, 1994, January 29, 1994 and May 1,
             1993

             Condensed Consolidated Statements of Cash Flows for       3
             the Three Months ended April 30, 1994 and May 1, 1993

             Notes to Condensed Consolidated Financial Statements      4

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF           5-7
           OPERATIONS AND FINANCIAL CONDITION


PART II    OTHER INFORMATION:

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY        8
           HOLDERS

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                   9

           Signatures                                                 10

           Exhibit Index                                              11

                         PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED                                Dayton Hudson Corporation
RESULTS OF OPERATIONS                                          and Subsidiaries



(Millions of Dollars, Except Per-Share Data)     Three Months Ended  Twelve Months Ended
- - ----------------------------------------------------------------------------------------
                                                   APRIL 30,   May 1,   APRIL 30,  May 1,
(Unaudited)                                            1994     1993        1994    1993
- - ----------------------------------------------------------------------------------------
REVENUES                                             $4,465   $4,040     $19,658  $18,248
COSTS AND EXPENSES
  Cost of retail sales, buying and occupancy          3,253    2,973      14,444   13,392
  Selling, publicity and administrative                 820      698       3,297    3,020
  Depreciation                                          129      124         503      472
  Interest expense, net                                 106      112         440      441
  Taxes other than income taxes                          93       85         351      320
- - ----------------------------------------------------------------------------------------
  Total Costs and Expenses                            4,401    3,992      19,035   17,645
- - ----------------------------------------------------------------------------------------
Earnings Before Income Taxes                             64       48         623      603
Provision for Income Taxes                               25       18         239      225
- - ----------------------------------------------------------------------------------------
NET EARNINGS                                         $   39   $   30     $   384  $   378
========================================================================================

PRIMARY EARNINGS PER SHARE                           $ 0.48   $ 0.35     $  5.11  $  4.97
FULLY DILUTED EARNINGS PER SHARE                     $ 0.47   $ 0.35     $  4.89  $  4.77
========================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                  $ 0.42   $ 0.40     $  1.62  $  1.56
AVERAGE COMMON SHARES OUTSTANDING (MILLIONS):
  Primary                                              71.9     71.8        71.8     71.6
  Fully Diluted                                        76.3     76.1        76.1     76.0
========================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                                           and Subsidiaries

                                                             APRIL 30,   January 29,       May 1,
(Millions of Dollars)                                            1994          1994*        1993
- - ----------------------------------------------------------  -----------  -----------  -----------
                                                            (Unaudited)               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $   181      $   321     $   156
  Accounts receivable                                           1,409        1,536       1,280
  Merchandise inventories                                       2,727        2,497       2,812
  Other                                                           119          157         107
- - ----------------------------------------------------------------------------------------------
  Total Current Assets                                          4,436        4,511       4,355
PROPERTY AND EQUIPMENT                                          8,405        8,283       7,852
  Accumulated depreciation                                     (2,382)      (2,336)     (2,245)
                                                              -------      -------     -------
  Net Property and Equipment                                    6,023        5,947       5,607
OTHER                                                             342          320         359
- - ----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $10,801      $10,778     $10,321
==============================================================================================

LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Commercial paper and current portion of long-term debt      $   167      $   373     $   472
  Accounts payable                                              1,749        1,654       1,450
  Other                                                           984        1,048         866
- - ----------------------------------------------------------------------------------------------
  Total Current Liabilities                                     2,900        3,075       2,788
LONG-TERM DEBT                                                  4,454        4,279       4,485
DEFERRED INCOME TAXES AND OTHER                                   543          536         447
CONVERTIBLE PREFERRED STOCK                                       366          368         372
LOAN TO ESOP                                                     (204)        (217)       (255)
COMMON SHAREHOLDERS' INVESTMENT                                 2,742        2,737       2,484
- - ----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT         $10,801      $10,778     $10,321
==============================================================================================

COMMON SHARES OUTSTANDING (MILLIONS)                             71.6         71.5        71.4
==============================================================================================

* The January 29, 1994 Statement of Financial Position is condensed from the audited financial statements.

  See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                       and Subsidiaries


                                                             Three Months Ended
- - --------------------------------------------------------------------------------
                                                             APRIL 30,    May 1,
(Millions of Dollars) (Unaudited)                                1994      1993
- - --------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                                                  $  39     $  30
  Reconciliation to cash flow:
    Depreciation                                                  129       124
    Deferred tax provision                                         (7)       (6)
    Other noncash items affecting earnings                         25        31
    Changes in operating accounts providing/
      (requiring) cash:
        Accounts receivable                                       127       234
        Merchandise inventories                                  (230)     (194)
        Accounts payable                                           95      (143)
    Other                                                         (19)      (65)
- - -------------------------------------------------------------------------------
  Cash Flow Provided by Operations                                159        11
- - -------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Expenditures for property                                      (213)     (171)
- - -------------------------------------------------------------------------------
  Cash Flow Required for Investing Activities                    (213)     (171)
- - -------------------------------------------------------------------------------
  Net Financing Requirements                                      (54)     (160)
- - -------------------------------------------------------------------------------

FINANCING ACTIVITIES
  (Decrease)/Increase in commercial paper                          (7)      130
  Additions to long-term debt                                       -       217
  Reduction of long-term debt                                     (24)     (116)
  Dividends paid                                                  (36)      (35)
  Other                                                           (19)        3
- - -------------------------------------------------------------------------------
  Cash Flow (Used)/Provided by Financing Activities               (86)      199
- - -------------------------------------------------------------------------------

Net (Decrease)/Increase in Cash and Cash Equivalents             (140)       39

Cash & Cash Equivalents at Beginning of Period                    321       117
- - -------------------------------------------------------------------------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                        $ 181     $ 156
===============================================================================

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

SUPPLEMENTAL CASH FLOW INFORMATION:

. Interest paid (including interest capitalized) in the first three months of 1994 and 1993 was $59 million and $67 million, respectively.

. Income tax payments of $106 million and $86 million were made during the first three months of 1994 and 1993, respectively.

. In 1994, $193 million of commercial paper was classified as long-term debt and is not reflected in financing activities in this statement as it does not involve cash.

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED                        Dayton Hudson Corporation
FINANCIAL STATEMENTS                                            and Subsidiaries


ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Corporation's 1993 Annual Shareholders' Report throughout pages 21-32. As explained on page 31 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, earnings for periods which exclude the Christmas season are not indicative of the operating results that may be expected for the full fiscal year.

MERCHANDISE INVENTORIES
The last-in, first-out (LIFO) provision, included in cost of retail sales, in first quarter 1994 was zero versus a charge of $6 million ($.05 per share) in first quarter 1993.

The cumulative LIFO provision was $80 million at April 30, 1994 and January 29, 1994, and $177 million at May 1, 1993.

LONG-TERM DEBT
Beginning in the first quarter 1994, commercial paper is classified as long-term debt and is supported by the Corporation's revolving credit agreement of $600 million which expires in 1999. Commercial paper will be classified as long-term, provided the term of the related credit agreement exceeds one year and any unused commitments thereunder equal or exceed the amount of commercial paper outstanding.

PER SHARE DATA
Primary earnings per share are computed by dividing net earnings less dividend requirements on ESOP preferred stock (net of tax benefits related to unallocated shares) by the average common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share also assumes conversion of the ESOP preferred stock (net of tax benefits related to unallocated shares) into common stock. Additionally, it assumes adjustment of net earnings for the additional expense required to fund the ESOP debt service resulting from the assumed replacement of the ESOP preferred dividends with common stock dividends.

The average allocated ESOP preferred shares outstanding were 1.8 million and 1.3 million for the first quarter 1994 and 1993, respectively, and 1.6 million and
1.1 million for the twelve-month period ended April 30, 1994 and May 1, 1993, respectively.

References to earnings per share relate to fully diluted earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              FIRST QUARTER 1994



ANALYSIS OF OPERATIONS

Earnings per share for the first quarter were $.47, compared with first quarter 1993 earnings per share of $.35, representing a 34% increase. First quarter net earnings were $39 million, compared with $30 million last year.

The following table illustrates the impact of the major factors contributing to the changes in earnings per share:


                                  First Quarter
                                  --------------

1993 Earnings Per Share                   $ .35

Changes in earnings per share:
  Revenues                                  .13
  Gross margin rate                         .16
  Operating expense rate                   (.10)
  Start-up expense                         (.04)
  Interest expense, net                     .05
  Corporate expense and other              (.08)
                                          -----

1994 Earnings Per Share                   $ .47
                                          =====


Our first quarter results met our expectations. All three operating divisions' revenue performance benefitted from value-pricing strategies. The overall gross margin rate improvement reflected lower markdowns partially offset by markup declines. Higher advertising expense at all three operating divisions contributed to the operating expense rate increase.

Changes in our first quarter revenue mix, primarily the result of strong revenue growth at Target, our lowest margin division, affected changes in the gross margin and operating expense rates. If the revenue mix had remained constant with the first quarter 1993, the gross margin rate variance would have been $.23 and the operating expense rate variance would have been $(.18).


Revenues
- - --------

Total revenues increased 11% in the first quarter, while comparable-store revenues (revenues from stores open longer than a year) rose 5%.

Revenues by business segment for the first quarter were as follows:


                                       First Quarter    Percentage Change
                                   -----------------  -------------------
                                    APRIL 30,  May 1,     All  Comparable
(Millions of Dollars)                   1994    1993   Stores      Stores
                                   ---------  ------  -------  ----------
Target                                $2,819  $2,456       15%          7%
Mervyn's                                 960     939        2          (1)
Department Store Division (DSD)          686     645        6           6
                                      ------  ------       --          --
Total                                 $4,465  $4,040       11%          5%
                                      ======  ======       ==          ==


Target's strong total revenue growth was primarily due to new store expansion and solid improvement in base business revenues. Total revenue growth at
Mervyn's was primarily due to new store expansion in existing markets.   While
Mervyn's comparable-store revenues declined slightly, customers are responding favorably to lower everyday prices and a shift to a more branded merchandising assortment. DSD's solid total and comparable revenue increase reflects consumers' positive response to the value-pricing strategy and promotional events.


Operating Profit
- - ----------------

First quarter operating profit (LIFO earnings from operations before corporate expense, interest and income taxes) showed a solid increase compared to the same period last year.

TARGET'S operating profit showed a solid increase over the same quarter last year as a result of strong revenue growth. The gross margin rate was flat reflecting lower promotional markdowns offset by the continued impact of Target's value-pricing strategy. The expense rate was equal to last year because the benefit of sales leverage was offset by an increase in marketing expenses.

MERVYN'S operating profit for the quarter was flat compared to last year, reflecting a slight increase in revenues and an improved gross margin rate offset by a higher operating expense rate. The gross margin rate improvement was the result of a substantial increase in the proportion of regular-priced merchandise sales and lower markdowns. The operating expense rate deterioration reflects lower sales leveraging as well as higher advertising expenses, which communicated Mervyn's value-strategy and renewed focus on fashion merchandise. Mervyn's remains committed to expense control.

DSD's operating profit improved substantially for the three-month period, reflecting a solid increase in sales and an improved gross margin rate, partially offset by a higher operating expense rate. The gross margin rate improvement reflects favorable costs on merchandise purchases and reduced clearance markdowns associated with lower inventory levels. The operating expense rate increased primarily due to higher advertising costs associated with added promotional events.

Other Performance Factors
- - -------------------------

The LIFO provision was zero in the first quarter of 1994 compared with a $6 million charge ($.05 per share) for the same period a year ago. The reduced provision in the first quarter reflects a lower estimated annual inflation rate compared with the estimated annual rate used in the first quarter last year. The inflation rate decline reflects the adoption of internally-generated price indices in the fourth quarter of 1993 at Mervyn's and DSD. Our internally-generated retail price indices, used in the LIFO calculations at all three operating divisions, capture the ongoing impact of our value-pricing strategies.

Net interest expense for the quarter decreased 5% compared with last year, principally resulting from a substantial reduction in inventory levels and improved payables leveraging. During the first quarter, the Corporation entered into two interest rate swap agreements. These swaps effectively exchanged fixed interest rates ranging from 5.8% to 6.8% on approximately $175 million of debt for variable interest rates tied to three- and six-month LIBOR. The terms of the swaps range from one to three years.

The estimated annual effective income tax rates were 39.0% and 37.5% for the first quarter 1994 and 1993, respectively. The increase in the 1994 rate was primarily the result of the increase in the federal statutory rate in the third quarter of 1993.

Corporate expense and other includes charges related to the retirement of Kenneth A. Macke, former Chief Executive Officer of the Corporation, as discussed in the Registrant's 1994 Proxy Statement.

FINANCIAL CONDITION

Our overall financial condition improved in the first quarter 1994 compared with the same period last year. Our ratio of debt (including the present value of operating leases) to total capitalization was 58% at the end of the first quarter 1994, four percentage points lower than last year. The lower rate primarily reflects improved cash flow. We continue to expect the debt ratio to decline over time to the mid-point of our financial policy range of 45%-65%.

Working capital of $1,536 million was 2% lower than a year ago reflecting planned reductions in inventory levels at Mervyn's and DSD and an increase in the financing of payables. The 7% increase in working capital from year-end reflects normal, seasonal fluctuations in our business.

First quarter 1994 capital expenditures were $213 million, compared with $171 million for the same period a year ago. Approximately 81% of these expenditures were made by Target, 12% by Mervyn's and 7% by DSD.

STORE DATA

At April 30, 1994 Target operated 567 stores in 32 states, Mervyn's operated 279 stores in 15 states and the DSD operated 63 stores in nine states.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Company held its Annual Shareholders' Meeting on May 25, 1994.

     c) (1). The shareholders voted for four director nominees for three-year terms. The vote was as follows:

                                          Affirmative
              Name of Candidate              Votes              Withheld
              -----------------           -----------           --------

              Betty Ruth Hollander         65,722,897            496,230
              Kenneth A. Macke             65,706,748            512,379
              Mary Patterson McPherson     65,716,301            502,826
              Robert J. Ulrich             65,721,586            497,541

              There were no abstentions and no broker non-votes.

        (2). The shareholders voted to approve the appointment of Ernst & Young as independent auditors of the Corporation. The vote was 65,835,806 for, 181,632 against and 201,689 abstentions. There were no broker non-votes.

        (3). The shareholders voted to approve PTOC short-term incentive plan. The vote was 61,496,435 for, 3,456,677 against and 1,266,015 abstentions.  There were no broker non-votes.

        (4). The shareholders voted to approve the ROI short-term incentive plan. The vote was 61,439,047 for, 3,349,964 against and 1,430,116 abstentions. There were no broker non-votes.

        (5). The shareholders voted against the shareholder proposal concerning a classified board. The vote was 29,129,195 for, 31,249,805 against and 1,543,252 abstentions. There were 4,296,875 broker non-votes.

        (6). The shareholders voted against the shareholder proposal concerning an equal employment and affirmative action report. The vote was 5,494,654 for, 53,307,281 against and 3,120,417 abstentions.
              There were 4,296,775 broker non-votes.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

         (2).  Not applicable

         (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

        (10).  Retirement Contract

        (11).  Statements re Computations of Per Share Earnings

        (12).  Statements re Computations of Ratios

        (15).  Not applicable

        (18).  Not applicable

        (19).  Not applicable

        (22).  Not applicable

        (23).  Not applicable

        (24).  Not applicable

        (27).  Not applicable

        (99).  Not applicable

     b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1994.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAYTON HUDSON CORPORATION
                                          Registrant



Date:  June 10, 1994              By   /s/ Douglas A. Scovanner
                                     -------------------------------
                                       Douglas A. Scovanner
                                       Senior Vice President,
                                       Chief Financial Officer
                                       and Treasurer



Date:  June 10, 1994              By   /s/ J.A. Bogdan
                                     -------------------------------
                                       JoAnn Bogdan
                                       Controller and
                                       Chief Accounting Officer

Exhibit Index
- - -------------



(10).  Retirement Contract

(11).  Statements re Computations of Per Share Earnings

(12).  Statements re Computations of Ratios