Form 10-Q
period 1994-07-30
DAYTON HUDSON CORP
filed 1994-09-09
CIK 27419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 --------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended      July 30, 1994
                                               -------------------



                       Commission file number    1-6049
                                               ----------



                           Dayton Hudson Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Minnesota                                      41-0215170
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)




    777 Nicollet Mall         Minneapolis, Minnesota            55402-2055
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code        (612) 370-6948
                                                   ----------------------------


                                   None
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of July 30, 1994 was 71,596,983.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       PAGE NO.
PART I     FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of Operations for the            1
           Three Months, Six Months and Twelve Months Ended
           July 30, 1994 and July 31, 1993

           Condensed Consolidated Statements of Financial Position         2
           at July 30, 1994, January 29, 1994 and July 31, 1993

           Condensed Consolidated Statements of Cash Flows for the         3
           Six Months Ended July 30, 1994 and July 31, 1993

           Notes to Condensed Consolidated Financial Statements           4-5

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF               6-9
           OPERATIONS AND FINANCIAL CONDITION

PART II    OTHER INFORMATION:

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                       10

           Signatures                                                      11

           Exhibit Index                                                   12

                         PART I.  FINANCIAL INFORMATION


CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries


(Millions of Dollars, Except Per-Share Data)     Three Months Ended   Six Months Ended   Twelve Months Ended
- ------------------------------------------------------------------------------------------------------------
                                                 JULY 30,  July 31,  JULY 30,  July 31,  JULY 30,   July 31,
(Unaudited)                                        1994      1993      1994      1993      1994       1993
- ------------------------------------------------------------------------------------------------------------
REVENUES                                           $4,802    $4,287    $9,267    $8,327    $20,173   $18,568
COSTS AND EXPENSES
  Cost of retail sales, buying and occupancy        3,519     3,180     6,772     6,153     14,783    13,673
  Selling, publicity and administrative               874       748     1,694     1,446      3,423     3,064
  Depreciation                                        131       126       260       250        508       485
  Interest expense, net                               105       113       211       225        432       447
  Taxes other than income taxes                        92        82       185       167        361       326
- ------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                          4,721     4,249     9,122     8,241     19,507    17,995
- ------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                           81        38       145        86        666       573
Provision for Income Taxes                             32        14        57        32        257       213
- ------------------------------------------------------------------------------------------------------------
NET EARNINGS                                       $   49    $   24    $   88    $   54    $   409   $   360
============================================================================================================

PRIMARY EARNINGS PER SHARE                         $  .62    $  .28    $ 1.10    $  .63    $  5.45   $  4.74
FULLY DILUTED EARNINGS PER SHARE                   $  .61    $  .28    $ 1.07    $  .63    $  5.21   $  4.55
============================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                $  .42    $  .40    $  .84    $  .80    $  1.66   $  1.58
AVERAGE COMMON SHARES OUTSTANDING (MILLIONS):
  Primary                                            72.0      71.7      72.0      71.7       71.9      71.7
  Fully Diluted                                      76.3      76.0      76.3      76.1       76.2      76.0
============================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries



                                                               JULY 30,    January 29,    July 31,
(Millions of Dollars)                                            1994         1994*         1993
- ------------------------------------------------------------  -----------  ------------  -----------
                                                              (Unaudited)                (Unaudited)
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                    $   169       $   321      $    97
    Accounts receivable                                            1,418         1,536        1,207
    Merchandise inventories                                        2,860         2,497        2,725
    Other                                                            129           157           86
- ------------------------------------------------------------     -------       -------      -------
    Total Current Assets                                           4,576         4,511        4,115
  PROPERTY AND EQUIPMENT                                           8,679         8,283        8,101
    Accumulated depreciation                                      (2,508)       (2,336)      (2,364)
                                                                 -------       -------      -------
    Net Property and Equipment                                     6,171         5,947        5,737
  OTHER                                                              342           320          362
- ------------------------------------------------------------     -------       -------      -------
  TOTAL ASSETS                                                   $11,089       $10,778      $10,214
============================================================     =======       =======      =======

  LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
  CURRENT LIABILITIES
    Commercial paper and current portion of long-term debt       $   178       $   373      $   492
    Accounts payable                                               1,842         1,654        1,464
    Other                                                            994         1,048          841
- ------------------------------------------------------------     -------       -------      -------
    Total Current Liabilities                                      3,014         3,075        2,797
  LONG-TERM DEBT                                                   4,599         4,279        4,357
  DEFERRED INCOME TAXES AND OTHER                                    545           536          456
  CONVERTIBLE PREFERRED STOCK                                        365           368          371
  LOAN TO ESOP                                                      (192)         (217)        (243)
  COMMON SHAREHOLDERS' INVESTMENT                                  2,758         2,737        2,476
- ------------------------------------------------------------     -------       -------      -------
  TOTAL LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT          $11,089       $10,778      $10,214
============================================================     =======       =======      =======

  COMMON SHARES OUTSTANDING (MILLIONS)                              71.6          71.5         71.5
============================================================     =======       =======      =======

  * The January 29, 1994 Consolidated Statement of Financial Position is condensed from the audited financial statements.

   See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                       and Subsidiaries


(Millions of Dollars)                                 Six Months Ended
- ------------------------------------------------------------------------
                                                     July 30,   July 31,
(Unaudited)                                            1994       1993
- ------------------------------------------------------------------------
  OPERATING ACTIVITIES
    Net earnings                                     $  88      $  54
    Reconciliation to cash flow:
      Depreciation                                     260        250
      Deferred tax provision                           (38)       (16)
      Other noncash items affecting earnings            49         67
      Changes in operating accounts providing/
        (requiring) cash:
          Accounts receivable                          118        307
          Merchandise inventories                     (363)      (107)
          Accounts payable                             188       (132)
      Other                                              6        (71)
- ------------------------------------------------------------------------
    Cash Flow Provided by Operations                   308        352
- ------------------------------------------------------------------------

  INVESTING ACTIVITIES
    Expenditures for property                         (496)      (427)
- ------------------------------------------------------------------------
    Net Financing Requirements                        (188)       (75)
- ------------------------------------------------------------------------

  FINANCING ACTIVITIES
    (Decrease) in commercial paper                       -        (23)
    Additions to long-term debt                        272        417
    Reduction of long-term debt                       (144)      (273)
    Dividends paid                                     (72)       (69)
    Other                                              (20)         3
- ------------------------------------------------------------------------
    Cash Flow Provided by Financing Activities          36         55
- ------------------------------------------------------------------------

  Net Decrease in Cash and Cash Equivalents           (152)       (20)
  Cash & Cash Equivalents at Beginning of Period       321        117
- ------------------------------------------------------------------------
  CASH & CASH EQUIVALENTS AT END OF PERIOD           $ 169      $  97
========================================================================

  Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

  SUPPLEMENTAL CASH FLOW INFORMATION:

  . Interest paid (including interest capitalized) in the first six months of 1994 and 1993 was $213 million and $214 million, respectively.

  . Income tax payments of $175 million and $127 million were made during the first six months of 1994 and 1993, respectively.

  . In the Consolidated Statement of Financial Position as of July 30, 1994, $472 million of commercial paper was classified as long-term debt. Because it does not involve cash, it is not reflected herein.

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


  MERCHANDISE INVENTORIES
  The last-in, first-out (LIFO) provision, included in cost of retail sales, for the three- and six-month periods ended July 30, 1994 was zero versus charges of $6 million ($.05 per share) and $12 million ($.10 per share), respectively, for the same periods in 1993.

  The cumulative LIFO provision was $80 million at July 30, 1994 and January 29, 1994, and $183 million at July 31, 1993.


  LONG-TERM DEBT
  Beginning with the first quarter of 1994, commercial paper is classified as long-term debt because it is supported by the Corporation's revolving credit agreement of $600 million which expires in 1999. Commercial paper will be classified as long-term, provided the term of the related credit agreement exceeds one year and any unused commitments thereunder equal or exceed the amount of commercial paper outstanding.


  SPECIAL ITEMS
  During the second quarter, Target recorded a pre-tax charge of $18 million ($.15 per share) for the repositioning of several stores within its existing markets. Also during the second quarter, Mervyn's recorded a pre-tax charge of $10 million ($.08 per share) related to the remodeling of the majority of its Colorado stores. The Colorado project will pilot new merchandising and store design strategies in the creation of an improved Mervyn's prototype. Additionally, Mervyn's reversed an $8 million ($.06 per share) reserve associated with the January 1994 Los Angeles earthquake, as repair costs were less than original estimates. During second quarter 1993, the Department Store Division recorded a nonrecurring pre-tax credit of $9 million ($.07 per share) related to a casualty loss recovery. These items are included in selling, publicity and administrative expense.

  PER SHARE DATA
  Primary earnings per share are computed by dividing net earnings less dividend requirements on ESOP preferred stock (net of tax benefits related to unallocated shares) by the average common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share assumes conversion of the ESOP preferred stock (net of tax benefits related to unallocated shares) into common stock. Additionally, it assumes adjustment of net earnings for the additional expense required to fund the ESOP debt service resulting from the assumed replacement of the ESOP preferred dividends with common stock dividends.

  References to earnings per share relate to fully diluted earnings per share.

  RECLASSIFICATIONS
  Certain reclassifications have been made to previously reported amounts to conform with the 1994 presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              SECOND QUARTER 1994


  ANALYSIS OF OPERATIONS

  Second quarter net earnings were $49 million compared with $24 million for second quarter last year. For the first half of 1994, net earnings increased 64% to $88 million from $54 million for the same period a year ago. Fully diluted earnings per share for the second quarter increased to $.61, compared with second quarter 1993 earnings per share of $.28. For the six-month period ended July 30, 1994, fully diluted earnings per share were $1.07 compared with $.63 for the same period last year.

  The following table illustrates the impact of the major factors contributing to the changes in earnings per share:



                                           Three     Six
                                           Months   Months
- ----------------------------------------------------------
  1993 Fully Diluted Earnings Per Share     $ .28    $ .63

  Changes in earnings per share:
    Revenues                                  .22      .35
    Gross margin rate                         .20      .36
    Operating expense rate                    .05     (.06)
    Start-up expense                         (.08)    (.12)
    Interest expense, net                     .05      .10
    Corporate expense and other, net         (.11)    (.19)
                                            -----    -----

  1994 Fully Diluted Earnings Per Share     $ .61    $1.07
==========================================================


  Our second quarter earnings improvement was led by better than expected operating results at Target, while Mervyn's and the Department Store Division's results met our expectations. The overall gross margin rate was favorable to last year, reflecting improved markdowns at all three divisions. The overall operating expense rate was lower despite the special items disclosed in the notes to the financial statements. Also, the rate improvement reflects better sales leveraging, partially offset by increased advertising expense at all three divisions.

  Changes in our second quarter revenue mix, primarily the result of strong revenue growth at Target, our lowest margin division, affected changes in the gross margin and operating expense rates. If the revenue mix had remained constant with the second quarter and the first six months of 1993, the gross margin rate variance would have been $.27 and $.51, respectively, and the operating expense rate variance would have been ($.07) and ($.26), respectively.

  Revenues
  --------

  For the three- and six-month periods ended July 30, 1994, total revenues increased 12% and 11%, respectively. Comparable-store revenues (revenues from stores open longer than a year) increased 6% and 5%, respectively.

  Revenues by business segment were as follows:

                                  Three Months Ended   Percentage Change
                                  ------------------  --------------------
                                  JULY 30,  July 31,    All    Comparable
(Millions of Dollars)               1994      1993    Stores     Stores
                                  --------  --------  -------  -----------
     Target                         $3,084    $2,611      18%           9%
     Mervyn's                        1,051     1,024       3           (1)
     Department Store Division         667       652       2            2
                                    ------    ------      --           --

         Total                      $4,802    $4,287      12%           6%
                                    ======    ======      ==           ==

                                    Six Months Ended    Percentage Change
                                   ------------------  -------------------
                                   JULY 30,  July 31,   All     Comparable
                                     1994      1993    Stores     Stores
                                   --------  --------  ------   ----------
     Target                         $5,903    $5,067      16%           8%
     Mervyn's                        2,011     1,963       2           (1)
     Department Store Division       1,353     1,297       4            4
                                    ------    ------      --           --

         Total                      $9,267    $8,327      11%           5%
                                    ======    ======      ==           ==


  Target's strong revenue growth reflects new store growth combined with the benefit of additional advertising and good merchandising execution. Total revenue growth at Mervyn's reflects a slower rate of store growth. Despite a slight decline in comparable-store revenues, Mervyn's remains committed to lower everyday prices and a shift to a more branded merchandise assortment. The Department Store Division's (DSD) total and comparable-store revenues reflect moderate growth in the second quarter with added promotional efforts.

  Operating Profit
  ----------------

  All three divisions contributed to the strong increase in operating profit for the second quarter over last year. (Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.) For the first half of 1994, operating profit increased 19%.

  TARGET experienced a strong increase in operating profit for the three and six months ended July 30, 1994 compared with the same periods last year. The increase was primarily due to strong revenue performance. Included in Target's second quarter results is an $18 million ($.15 per share) pre-tax charge for the repositioning of several stores within its markets. The gross margin rate was slightly favorable to last year, reflecting lower markdowns partially offset by the continual refining of the value pricing strategy. The operating expense rate improved primarily due to better sales leveraging.

  MERVYN'S operating profit, for the second quarter and six-month period, was up significantly as expected over last year's weak base. The gross margin rate improvement reflects a substantial reduction in markdowns, somewhat offset by lower markup associated with lower everyday prices. The operating expense rate deterioration reflects lower sales leveraging as well as higher advertising expenses. Also, Mervyn's recorded a pre-tax charge of $10 million ($.08 per share) for the remodeling of a majority of its Colorado stores, as well as a pre-tax credit of $8 million ($.06 per share) as costs related to the January 1994 Los Angeles earthquake were less than original estimates.

  DSD'S operating profit, for the second quarter and six-month period, was up significantly, compared with 1993's results, excluding last year's $9 million ($.07 per share) pre-tax credit related to a casualty loss recovery. The gross margin rate improved over last year as a result of reduced markdowns. The operating expense rate was higher primarily due to increased advertising costs.

  Other Performance Factors
  -------------------------

  The LIFO provision, for the three- and six-month periods ended July 30, 1994 was zero versus charges of $6 million ($.05 per share) and $12 million ($.10 per share), respectively, for the same periods in 1993. The reduced provision reflects lower estimated annual inflation rates compared with the estimated annual rates used in the second quarter last year. The lower inflation rates reflect the adoption of internally-generated price indices in the fourth quarter of 1993 at Mervyn's and DSD. Our internally-generated retail price indices, used in the LIFO calculations at all three operating divisions, capture the ongoing impact of our value-pricing strategies.

  Net interest expense decreased $8 million ($.06 per share) in the second quarter and $14 million ($.11 per share) in the first half of 1994 compared with the same periods last year. A reduction in financing requirements and a lower effective interest rate contributed to the interest expense decline.

  As of the end of second quarter 1994, the estimated annual effective income tax rate was 39% as compared to 37.5% in 1993. The increase in the 1994 rate is primarily the result of the increase in the federal statutory rate in the third quarter of 1993.

  FINANCIAL CONDITION
  -------------------

  Our overall financial condition remains strong. Our ratio of debt (including the present value of operating leases) to total capitalization was 59% at the end of second quarter 1994 and at year end 1993, compared with 61% a year ago. We expect the debt ratio to continue declining towards the mid-point of our financial policy range of 45% to 65%.

  At July 30, 1994, working capital was $1,562 million, or 19% higher than a year ago. Accounts receivable decreased 8% from year-end, reflecting a reduction from seasonal high levels, but was 17% higher than last year. The increase over last year reflects an increase in sales as well as Mervyn's and DSD's focus on increased internal credit sales penetration. Merchandise inventories increased moderately compared to 1993 second quarter due to new store growth, partially offset by significant inventory reductions at Mervyn's. Accounts payable were 26% higher than 1993 second quarter and 11% higher than year-end, primarily reflecting new store growth.

  Capital expenditures for the first half of 1994 were $496 million, compared with $427 million for the same period a year ago. Approximately 81% of these expenditures were made by Target, 12% by Mervyn's and 7% by DSD.



  STORE DATA
  ----------

  At July 30, 1994 Target operated 584 stores in 32 states, Mervyn's operated 283 stores in 15 states and DSD operated 63 stores in nine states.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits

            (2).  Not applicable

            (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

           (10).  Agreement

           (11).  Statements re Computations of Per Share Earnings

           (12).  Statements re Computations of Ratios

           (15).  Not applicable

           (18).  Not applicable

           (19).  Not applicable

           (22).  Not applicable

           (23).  Not applicable

           (24).  Not applicable

           (27).  Financial Data Schedule

           (99).  Not applicable

       b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended July 30, 1994.

                                   Signatures
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAYTON HUDSON CORPORATION
                                             Registrant


  Date:  September 9, 1994     By    /s/ Douglas A. Scovanner
                                  --------------------------------
                                     Douglas A. Scovanner
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer


  Date:  September 9, 1994     By    /s/ J.A. Bogdan
                                  --------------------------------
                                     JoAnn Bogdan
                                     Controller and
                                     Chief Accounting Officer

  Exhibit Index
  -------------

  (10).  Agreement

  (11).  Statements re Computations of Per Share Earnings

  (12).  Statements re Computations of Ratios

  (27).  Financial Data Schedule