Form 10-Q
period 1994-10-29
DAYTON HUDSON CORP
filed 1994-12-09
CIK 27419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 --------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended     October 29, 1994
                                             -----------------------



                       Commission file number   1-6049
                                               ----------



                        Dayton Hudson Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                            41-0215170
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


           777 Nicollet Mall      Minneapolis, Minnesota        55402-2055
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code           (612) 370-6948
                                                   -----------------------------


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

The number of shares outstanding of common stock as of October 29, 1994 was 71,645,735.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                        PAGE NO.
PART I     FINANCIAL INFORMATION:

           ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of Operations for the Three      1
           Months, Nine Months and Twelve Months Ended October 29,
           1994 and October 30, 1993

           Condensed Consolidated Statements of Financial Position at      2
           October 29, 1994, January 29, 1994 and October 30, 1993

           Condensed Consolidated Statements of Cash Flows for the         3
           Nine Months Ended October 29, 1994 and October 30, 1993

           Notes to Condensed Consolidated Financial Statements           5-6

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF               6-9
           OPERATIONS AND FINANCIAL CONDITION


PART II    OTHER INFORMATION:

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                      10

           Signatures                                                     11

           Exhibit Index                                                  12

                         PART I.  FINANCIAL INFORMATION


CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries





(Millions of Dollars, Except Per-Share Data)     Three Months Ended  Nine Months Ended   Twelve Months Ended
- -----------------------------------------------  ------------------  ------------------  -------------------
                                                 OCT. 29,  Oct. 30,  OCT. 29,  Oct. 30,  OCT. 29,   Oct. 30,
(Unaudited)                                        1994      1993      1994      1993      1994       1993
- -----------------------------------------------  --------  --------  --------  --------  ---------  --------
REVENUES                                          $5,046    $4,625    $14,313   $12,952   $20,594    $18,853
COSTS AND EXPENSES
  Cost of retail sales, buying and occupancy       3,695     3,417     10,467     9,570    15,061     13,901
  Selling, publicity and administrative              910       809      2,604     2,255     3,524      3,117
  Depreciation                                       136       127        396       377       517        495
  Interest expense, net                              108       112        319       337       428        448
  Taxes other than income taxes                       88        85        273       252       364        335
- -----------------------------------------------   ------    ------    -------   -------   -------    -------
  Total Costs and Expenses                         4,937     4,550     14,059    12,791    19,894     18,296
- -----------------------------------------------   ------    ------    -------   -------   -------    -------
Earnings Before Income Taxes                         109        75        254       161       700        557
Provision for Income Taxes                            42        32         99        64       267        211
- -----------------------------------------------   ------    ------    -------   -------   -------    -------
NET EARNINGS                                      $   67    $   43    $   155   $    97   $   433    $   346
===============================================   ======    ======    =======   =======   =======    =======

PRIMARY EARNINGS PER SHARE                        $  .86    $  .54    $  1.96   $  1.17   $  5.76    $  4.56
FULLY DILUTED EARNINGS PER SHARE                  $  .83    $  .53    $  1.90   $  1.15   $  5.51    $  4.37
===============================================   ======    ======    =======   =======   =======    =======

DIVIDENDS DECLARED PER COMMON SHARE               $  .42    $  .40    $  1.26   $  1.20   $  1.68    $  1.60
AVERAGE COMMON SHARES OUTSTANDING (MILLIONS):
  Primary                                           72.0      71.8       72.0      71.8      72.0       71.7
  Fully Diluted                                     76.3      76.1       76.3      76.1      76.2       76.1
===============================================   ======    ======    =======   =======   =======    =======

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries



                                                               OCT. 29,    Jan. 29,    Oct. 30,
(Millions of Dollars)                                            1994        1994*       1993
- ------------------------------------------------------------  -----------  ---------  -----------
                                                              (Unaudited)             (Unaudited)
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                   $   173     $   321     $   165
    Accounts receivable                                           1,551       1,536       1,338
    Merchandise inventories                                       3,681       2,497       3,346
    Other                                                           145         157         100
- ------------------------------------------------------------    -------     -------     -------
    Total Current Assets                                          5,550       4,511       4,949
  PROPERTY AND EQUIPMENT                                          8,938       8,283       8,222
    Accumulated depreciation                                     (2,614)     (2,336)     (2,323)
                                                                -------     -------     -------
    Net Property and Equipment                                    6,324       5,947       5,899
  OTHER                                                             334         320         307
- ------------------------------------------------------------    -------     -------     -------
  TOTAL ASSETS                                                  $12,208     $10,778     $11,155
============================================================    =======     =======     =======

  LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
  CURRENT LIABILITIES
    Commercial paper and current portion of long-term debt      $   554     $   373     $   697
    Accounts payable                                              2,346       1,654       1,931
    Other                                                         1,071       1,048         939
- ------------------------------------------------------------    -------     -------     -------
    Total Current Liabilities                                     3,971       3,075       3,567
  LONG-TERM DEBT                                                  4,712       4,279       4,498
  DEFERRED INCOME TAXES AND OTHER                                   550         536         463
  CONVERTIBLE PREFERRED STOCK                                       363         368         370
  LOAN TO ESOP                                                     (179)       (217)       (229)
  COMMON SHAREHOLDERS' INVESTMENT                                 2,791       2,737       2,486
- ------------------------------------------------------------    -------     -------     -------
  TOTAL LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT         $12,208     $10,778     $11,155
============================================================    =======     =======     =======

  COMMON SHARES OUTSTANDING (MILLIONS)                             71.6        71.5        71.5
============================================================    =======     =======     =======

  * The January 29, 1994 Consolidated Statement of Financial Position is condensed from the audited financial statements.

    See accompanying Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries

(Millions of Dollars)                                     Nine Months Ended
- ------------------------------------------------------    ------------------
                                                          OCT. 29,  Oct. 30,
(Unaudited)                                                 1994      1993
- ------------------------------------------------------    --------  --------
OPERATING ACTIVITIES
  Net earnings                                            $   155    $  97
  Reconciliation to cash flow:
    Depreciation                                              396      376
    Deferred tax provision                                    (46)      (1)
    Other noncash items affecting earnings                     72       85
    Changes in operating accounts providing/
      (requiring) cash:
        Accounts receivable                                   (15)     176
        Merchandise inventories                            (1,184)    (728)
        Accounts payable                                      692      335
        Other                                                  80       17
- ------------------------------------------------------    -------    -----
  Cash Flow Provided by Operations                            150      357
- ------------------------------------------------------    -------    -----

INVESTING ACTIVITIES
  Expenditures for property                                  (796)    (724)
  Other                                                         9       50
- ------------------------------------------------------    -------    -----
  Cash Flow Required for Investing Activities                (787)    (674)
- ------------------------------------------------------    -------    -----
  Net Financing Requirements                                 (637)    (317)

FINANCING ACTIVITIES
  Increase in commercial paper                                195      411
  Additions to long-term debt                                 600      522
  Reduction of long-term debt                                (179)    (464)
  Dividends paid                                             (108)    (104)
  Other                                                       (19)       -
- ------------------------------------------------------    -------    -----
  Cash Flow Provided by Financing Activities                  489      365
- ------------------------------------------------------    -------    -----

Net (Decrease)/Increase in Cash and Cash Equivalents         (148)      48
Cash & Cash Equivalents at Beginning of Period                321      117
- ------------------------------------------------------    -------    -----
CASH & CASH EQUIVALENTS AT END OF PERIOD                  $   173    $ 165
======================================================    =======    =====

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

SUPPLEMENTAL CASH FLOW INFORMATION:

. Interest paid (including interest capitalized) in the first nine months of 1994 and 1993 was $275 million and $281 million, respectively.

. Income tax payments of $244 million and $160 million were made during the first nine months of 1994 and 1993, respectively.



    See accompanying Notes to Condensed Consolidated Financial Statements.

  NOTES TO CONDENSED CONSOLIDATED                      Dayton Hudson Corporation
  FINANCIAL STATEMENTS                                          and Subsidiaries

  ACCOUNTING POLICIES

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statement disclosures contained in the Corporation's 1993 Annual Shareholders' Report throughout pages 21-32. As explained on page 31 therein, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

  Due to the seasonal nature of the retail industry, earnings for periods which exclude the Christmas season are not indicative of the operating results that may be expected for the full fiscal year.

  MERCHANDISE INVENTORIES

  The last-in, first-out (LIFO) provision, included in cost of retail sales, for the three- and nine-month periods ended October 29, 1994 was a credit of $10 million ($.08 per share) compared to charges of $3 million ($.02 per share) and $15 million ($.13 per share), respectively, for the same periods in 1993.

  The cumulative LIFO provision was $70 million at October 29, 1994, $80 million at January 29, 1994 and $186 million at October 30, 1993.

  LONG-TERM DEBT

  Beginning with the first quarter of 1994, commercial paper is classified as long-term debt because it is supported by the Corporation's revolving credit agreement of $600 million which expires in 1999. Commercial paper will be classified as long-term, provided the term of the related credit agreement exceeds one year and to the extent any unused commitments thereunder equal or exceed the amount of commercial paper outstanding.

  At October 29, 1994, $995 million of commercial paper was outstanding, of which $600 million was classified as long-term debt.

  SUBSEQUENT EVENT

  Subsequent to the third quarter end, the Corporation announced that it will consolidate the credit operations of Mervyn's and the Department Store Division. A pre-tax charge of approximately $10 million, or $.08 per share, will be recorded in the fourth quarter. The charge primarily represents severance, benefits and outplacement services for approximately 500 employees. The consolidation is expected to be completed by Fall 1995.

  PER SHARE DATA

  Primary earnings per share are computed by dividing net earnings less dividend requirements on ESOP preferred stock (net of tax benefits related to unallocated shares) by the average common shares and common share equivalents outstanding during the period. Fully diluted earnings per share assumes conversion of the ESOP preferred stock (net of tax benefits related to unallocated shares) into common stock. Additionally, it assumes adjustment of net earnings for the additional expense required to fund the ESOP debt service resulting from the assumed replacement of the ESOP preferred dividends with common stock dividends.

  References to earnings per share relate to fully diluted earnings per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                               THIRD QUARTER 1994

  ANALYSIS OF OPERATIONS

  Third quarter net earnings increased 54% to $67 million versus $43 million for the third quarter last year. Fully diluted earnings per share were $.83 for the third quarter compared with $.53 per share last year. For the nine-month period net earnings were $155 million, an increase of 59% over last year's net earnings of $97 million. Fully diluted earnings per share were $1.90 for the nine-month period compared with $1.15 last year.

  The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                          Three                Nine
                                         Months               Months
                                         ------               ------
  1993 Earnings Per Share                $ .53                $1.15

  Changes in earnings per share:
    Revenues                               .22                  .56
    Gross margin rate                      .10                  .45
    Operating expense rate                (.03)                (.08)
    Start-up expense                      (.04)                (.15)
    Interest expense, net                  .03                  .13
    One-time tax adjustment (a)            .05                  .05
    Corporate expense and other, net      (.03)                (.21)
                                         -----                -----

  1994 Earnings Per Share                $ .83                $1.90
======================================   =====                =====
  (a)  1993 included a one-time after-tax charge as a result of applying the higher statutory tax rate to deferred tax balances.

  Third quarter earnings were essentially as expected, led by Target's continued strong performance. Mervyn's continued to improve off last year's low base, while the Department Store Division's (DSD) results were slightly below expectations. The revenue increase reflects strong sales volume growth at Target and higher finance charge revenue associated with lowering of minimum payment terms on DSD-named credit cards, which are accepted at DSD and Target stores. The overall gross margin rate was favorable to last year, reflecting improved markdowns at Mervyn's and Target partially offset by lower markup at all divisions. The overall operating expense rate was slightly higher than last year, despite strong sales leverage at Target.

  Due to significant growth at Target, our lowest margin division, overall revenue growth and the operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the revenue mix had remained constant with the third quarter and nine-month period of 1993, the gross margin rate variance would have been $.20 and $.70, respectively, and the operating expense rate variance would have been $(.12) and $(.37), respectively.

  Revenues
  --------

  For the three- and nine-month periods ended October 29, 1994, total revenues increased 9% and 11%, respectively. Comparable-store revenues (revenues from stores open longer than a year) increased 3% and 5%, respectively.

  Revenues by business segment were as follows:

                                  Three Months Ended   Percentage Change
                                  ------------------  -------------------
                                  OCT. 29,  Oct. 30,   All     Comparable
  (Millions of Dollars)             1994      1993    Stores     Stores
                                  --------  --------  -------  ----------

     Target                        $ 3,143   $ 2,741       15%          6%
     Mervyn's                        1,103     1,091        1          (2)
     Department Store Division         800       793        1           1
                                   -------   -------       --          --

       Total                       $ 5,046   $ 4,625        9%          3%
                                   =======   =======       ==          ==


                                  Nine Months Ended    Percentage Change
                                  -----------------   -------------------
                                  OCT. 29,  Oct. 30,   All     Comparable
                                    1994      1993    Stores     Stores
                                  -------   -------   ------   ----------

     Target                        $ 9,046   $ 7,807      16%           7%
     Mervyn's                        3,114     3,055       2           (1)
     Department Store Division       2,153     2,090       3            3
                                   -------   -------      --           --

       Total                       $14,313   $12,952      11%           5%
                                   =======   =======      ==           ==


  Target's strong third quarter revenue growth reflects solid base business growth, new store openings and good overall merchandising execution. While Mervyn's total revenues were up only 1% for the third quarter, we are pleased with the progress made toward the refinement of pricing and promotion strategies associated with its commitment to offering customers competitive prices. DSD's total and comparable-store revenues rose slightly in the third quarter primarily due to added promotional events, which were somewhat offset by unseasonably warm weather in the Midwest.

  Operating Profit
  ----------------

  Both Target and Mervyn's contributed to the strong increase in operating profit while DSD's operating profit remained essentially unchanged for the third quarter compared to the same period last year. (Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.) For the nine-month period, operating profit increased 17% reflecting solid increases at all three operating companies.

  TARGET produced a significant increase in operating profit for the three- and nine-month periods ended October 29, 1994 compared with the same periods last year. The increases were primarily due to strong revenue performance. The gross margin rates improved over last year reflecting lower markdowns partially offset by lower markup related to the refinement of the value pricing strategy. The operating expense rates improved slightly primarily due to sales leverage.

  MERVYN'S operating profit, for the third quarter and nine-month period, increased significantly as expected over last year's weak base. The gross margin rates improved for both the quarter and year-to-date periods reflecting a reduction in markdowns, somewhat offset by lower markup associated with the focus on competitive pricing. Both the markdown and markup changes were not as significant for the quarter compared with the year-to-date trend, as Mervyn's competitive pricing strategy is beginning to annualize. The operating expense rates deteriorated in both periods reflecting higher advertising expenses and lower sales leverage.

  DSD'S operating profit for the third quarter was approximately equal to a year ago and for the nine-month period showed a solid increase compared with the same period last year. The gross margin rate for the third quarter was essentially unchanged versus last year. The operating profit improvement for the nine-month period was led by an improved gross margin rate due to lower markdowns while the operating expense rate was higher, reflecting increased advertising expenses.

  Other Performance Factors
  -------------------------

  The LIFO provision, for the three- and nine-month periods ended October 29, 1994 was a credit of $10 million ($.08 per share) compared to charges of $3 million ($.02 per share) and $15 million ($.13 per share), respectively, for the same periods in 1993. The reduced provision reflects the Company's expectations that the full year LIFO provision will be a credit resulting from modest rates of deflation across broad product lines and higher inventory levels associated with new store growth. Our internally-generated retail price indices capture the ongoing impact of our value-pricing strategies. In the fourth quarter of 1993, Mervyn's and DSD adopted the use of the internally-generated price indices for the LIFO inventory valuation.

  Net interest expense for the third quarter declined $4 million from a year ago ($.03 per share) due to a lower average interest rate on our debt portfolio. For the nine-month period, net interest expense decreased $18 million ($.14 per share) as a result of lower financing requirements and a lower average interest rate. Looking forward, we expect the trend of lower average interest rates on our debt portfolio to continue for the balance of 1994 and into 1995.

  For the third quarter 1994, the estimated annual effective income tax rate was 39% versus 37.8% in 1993, excluding the 1993 $4 million one-time after-tax charge associated with applying the higher federal tax rate to deferred tax balances. The increase in the 1994 rate reflects higher state tax rates and increased earnings diluting the effect of permanent deductions.

  ANALYSIS OF FINANCIAL CONDITION

  Our financial condition remains strong. Our ratio of debt (including the present value of operating leases) to total capitalization was 61% at the end of third quarter 1994 compared with 63% a year ago and 59% at year-end. The debt ratio is generally at its highest point at the end of the third quarter due to the seasonal inventory build-up. We expect the debt ratio to continue declining toward the mid-point of our financial policy range of 45% to 65%.

  At October 29, 1994, working capital was $1,579 million, or 14% higher than a year ago. Accounts receivable increased 16% compared to a year ago and were essentially unchanged from the seasonally high year-end balances reflecting improved sales and the lowering of minimum payment terms on DSD's proprietary cards. Merchandise inventories and accounts payable increased 10% and 21%, respectively, compared to third quarter 1993 due primarily to new store growth. Compared to year-end, merchandise inventories and accounts payable were 47% and 42% higher, respectively, primarily reflecting the seasonal build-up of inventories and new store growth.

  Capital expenditures for the nine-month period were $796 million, compared with $724 million for the same period a year ago. Approximately 80% of these expenditures were made by Target, 12% by Mervyn's and 8% by DSD. For the total year, capital expenditures are expected to be approximately $1.1 billion.

  Capital investment in 1995 is expected to be approximately $1.3 billion for the construction of new stores, remodeling of existing stores and upgrading of systems and technology. Target plans to open 60 to 70 new stores primarily in existing markets, Mervyn's plans to open four new stores and DSD will open one new Marshall Field's store.


  STORE DATA
  ----------

  At October 29, 1994 Target operated 611 stores in 32 states, Mervyn's operated 286 stores in 15 states and DSD operated 63 stores in nine states.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6. Exhibits and Reports on Form 8-K

      a)  Exhibits

          (2).   Not applicable

          (3).   By-Laws

          (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

         (10).A. Agreement

              B. Executive Long Term Incentive Plan of 1981 (As amended and restated October 12, 1994).

         (11).   Statements re Computations of Per Share Earnings

         (12).   Statements re Computations of Ratios

         (15).   Not applicable

         (18).   Not applicable

         (19).   Not applicable

         (22).   Not applicable

         (23).   Not applicable

         (24).   Not applicable

         (27).   Financial Data Schedule

         (99).   Not applicable

     b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended October 29, 1994.

                                   Signatures
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                               Registrant


  Date:  December 9, 1994              By    /s/ Douglas A. Scovanner
                                          --------------------------------
                                             Douglas A. Scovanner
                                             Senior Vice President and
                                             Chief Financial Officer


  Date:  December 9, 1994              By    /s/ J.A. Bogdan
                                          --------------------------------
                                             JoAnn Bogdan
                                             Controller and
                                             Chief Accounting Officer

  Exhibit Index
  -------------

  (3).  By-laws

 (10)A. Agreement

     B. Executive Long Term Incentive Plan of 1981 (As amended and restated October 12, 1994).

  (11). Statements re Computations of Per Share Earnings

  (12). Statements re Computations of Ratios

  (27). Financial Data Schedule