Form 10-K
period 1995-01-28
DAYTON HUDSON CORP
filed 1995-04-18
CIK 27419

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                               ----------------
(MARK ONE)
  [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995
                                      OR

  [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM ________ TO ________
                        COMMISSION FILE NUMBER 1-6049

                          DAYTON HUDSON CORPORATION
            (Exact name of registrant as specified in its charter)

            Minnesota                                        41-0215170
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

777 Nicollet Mall, Minneapolis, Minnesota                    55402-2055
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: 612/370-6948
                               ----------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1995 was $5,491,986,566, based on the closing price of $71.50 per share of Common Stock as reported on the New York Stock Exchange -- Composite Index and $916.25 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

  Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. April 1, 1995: 71,719,871 shares of common stock, par value $1.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant's 1994 Annual Report to Shareholders are incorporated into Parts I and II.
2. Portions of Registrant's Proxy Statement dated April 19, 1995 are incorporated into Part III.

===============================================================================

                                    PART I

ITEM 1. BUSINESS.
        --------
  The first paragraph of Fourth Quarter Results, Page 17; Analysis of Financial Condition, Page 18; Performance Objectives, Page 19; Internal Credit, Page
20; Business Segments, excluding years 1989-1991, Page 21; Quarterly Results, Page 31; Page 34 and the list of store locations on Page 35 of Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2. PROPERTIES.
        ----------
  Leases, Page 25 and the list of store locations on Page 35 of Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.
        ------------------
  Paragraph 2 of Commitments and Contingencies, Page 25 of Registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
        ----------------------------------------------------
  Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT.
        ------------------------------------
  The executive officers of the Registrant as of April 1, 1995 and their positions and ages, are as follows:

NAME                  TITLE                                                AGE
- ----                  -----                                                ---
Robert J. Ulrich      Chairman, Chief Executive Officer, Chairman of        51
                      the Executive Committee and Director of
                      Registrant; Chairman and Chief Executive Officer
                      of Target (a division of Registrant)

Stephen E. Watson     President and Director of Registrant; Chairman        50
                      and Chief Executive Officer of the Department
                      Store Division (a division of Registrant)

Kenneth B. Woodrow    President of Target                                   50

Larry V. Gilpin       Senior Vice President, Team, Guest and Community      51
                      Relations of Target

Robert G. McMahon     Senior Vice President, Property Development of        46
                      Target

John E. Pellegrene    Senior Vice President, Marketing of Target            58

Gregg W. Steinhafel   Executive Vice President, Merchandising of Target     40

Paul W. Sauser        President and Chief Operating Officer of Mervyn's     47
                      (a subsidiary of Registrant)

Raj Joneja            Executive Vice President, Merchandising and           47
                      Marketing of Mervyn's

James T. Hale         Senior Vice President, General Counsel and            54
                      Secretary of Registrant

Douglas A.            Senior Vice President and Chief Financial Officer     39
Scovanner             of Registrant

Gerald L. Storch      Senior Vice President, Strategic Planning             38
                      of Registrant

Edwin H. Wingate      Senior Vice President, Personnel of Registrant        62

JoAnn Bogdan          Controller and Chief Accounting Officer               42
                      of Registrant

  Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1995 is set forth below.

  Robert J. Ulrich Chief Executive Officer of Registrant since April 1994, Chairman of the Board and Chairman of the Executive Committee of Registrant since July 1994 and Chairman and Chief Executive Officer of Target since 1987.

  Stephen E. Watson President of Registrant since 1990. Chairman and Chief Executive Officer of the Department Store Division from 1985 to 1989 and since 1991. Executive Vice President of Registrant in 1989.

  Kenneth B. Woodrow President of Target since 1994, Vice Chairman of Target from 1993 to 1994 and Executive Vice President of Target from 1989 to 1993.

  Larry V. Gilpin Senior Vice President of Target since 1981.

  Robert G. McMahon Senior Vice President of Target since 1991 and Vice President of Target from 1990 to 1991. Prior to joining Target in 1990, Mr. McMahon was Chief Executive Officer of Bartley Lindsay Co., a privately held company that was subject to an involuntary petition filed in June 1990 under Chapter 11 of the Federal Bankruptcy Code.

  John E. Pellegrene Senior Vice President of Target since 1988.

  Gregg W. Steinhafel Executive Vice President of Target since 1994 and Senior Vice President and General Merchandise Manager of Target from 1987 to 1994.

  Paul W. Sauser President and Chief Operating Officer of Mervyn's since 1993 and Senior Vice President and General Merchandise Manager of Target from 1989 to 1993.

  Raj Joneja Executive Vice President of Mervyn's since 1994. Vice President of Amcena Corporation (a retail company) from 1989 to 1994.

  James T. Hale Senior Vice President, Secretary and General Counsel of Registrant since 1981.

  Douglas A. Scovanner Senior Vice President and Chief Financial Officer of Registrant since 1994. Treasurer of Registrant in 1994. Senior Vice President, Finance of Fleming Companies, Inc. (a food wholesaler) from 1992 to 1994. Vice President and Treasurer of Coca-Cola Enterprises, Inc. (a soft drink bottler) from 1986 to 1992.

  Gerald L. Storch Senior Vice President of Registrant since 1993. Principal with McKinsey & Company (a consulting firm) from 1982 to 1993.

  Edwin H. Wingate Senior Vice President of Registrant since 1980.

  JoAnn Bogdan Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS.
        -------
  Dividends Declared Per Share and Common Stock Price, Page 31 of Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
        ------------------------
  The data on years 1990-1994 in the Summary Financial and Operating Data (excluding Other Data), Page 33; Notes to Consolidated Financial Statements, Pages 21, 23, 25, 27 and 29-31 (excluding years 1989-1991 on page 21) and the Report of Independent Auditors, Page 32 of Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------
  Management's Discussion and Analysis, Pages 14-20; the fourth texual paragraph of Pension Plans, Page 29, and the second and third texual paragraphs of Postretirement Health Care Benefits, Page 30 of Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        --------------------------------------------
  Pages 21-31 and 33 (excluding years 1989-1991 on Page 21 and years 1984-1989 and Other Data in the Summary Financial and Operating Data on Page 33) and the Report of Independent Auditors, Page 32 of Registrant's 1994 Annual
Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------
  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------
  Election of Directors, Pages 1-7 and Compliance with Section 16(a) of the Securities Exchange Act of 1934, Page 29 of Registrant's Proxy Statement dated April 19, 1995, are incorporated herein by reference. See also Item X of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------
  Executive Compensation, Pages 7-13 and Director Compensation, Pages 19-20 of Registrant's Proxy Statement dated April 19, 1995, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------
  Outstanding Shares and Voting Rights, Pages 27-29 of Registrant's Proxy Statement dated April 19, 1995, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------
  Not Applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         -----------------------------------------------------------------
a) FINANCIAL STATEMENTS:

   Consolidated Results of Operations for the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993.

   Consolidated Balance Sheets at January 28, 1995 and January 29, 1994.

   Consolidated Statements of Cash Flows for the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993.

   Consolidated Statements of Common Shareholders' Investment for the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993.

   Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 21, 23, 25, 27 and 29-31, excluding years 1989-1991 on Page 21, and the Report of Independent Auditors on Page 32 in Registrant's 1994 Annual Report to Shareholders.

   FINANCIAL STATEMENT SCHEDULES:

   For the Years Ended January 28, 1995, January 29, 1994 and January 30, 1993

          II --   Valuation and Qualifying Accounts

b) REPORTS ON FORM 8-K

   Not Applicable.

c) EXHIBITS

            (2)     Not Applicable

            (3)A.   Articles of Incorporation
                    Incorporated by reference to Exhibit (3)A. to Registrant's
                    Form 10-K Report for the year ended January 30, 1993 ("1992
                    10-K").

               B.   By-Laws, as amended through October 12, 1994.
                    Incorporated by reference to Exhibit 3 to Registrant's Form
                    10-Q Report for the quarter ended October 29, 1994 ("Third
                    Quarter 1994 10-Q").

            (4) Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

            (9)     Not Applicable

           (10)A.   Executive Incentive Plan (PTOC&EVA(R)) (a)

               B.   Director Stock Option Plan of 1995 (b)

               C.   Executive Incentive Plan (Personal Score) (c)

               D.   Excess Benefit Plan (d)

               E.   Supplemental Pension Plan I

               F. Executive Long-Term Incentive Plan of 1981, as amended and restated. (e)

               G.   Supplemental Pension Plan II

               H.   Supplemental Pension Plan III

               I.   Deferred Compensation Plan (f)

               J.   Deferred Compensation Plan for Directors (g)

               K.   Income Continuance Policy (h)

               L.   SMG Income Continuance Policy (i)

               M.   SMG Executive Deferred Compension Plan

               N.   Director Deferred Compensation Plan

           (11)     Statements re Computation of Per Share Earnings

           (12)     Computations of Ratios

           (13) 1994 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

           (16)     Not Applicable

           (18)     Not Applicable

           (19)     Not Applicable

           (21)     List of Subsidiaries

           (22)     Not Applicable

           (23)     Consent of Independent Auditors

           (24)     Powers of Attorney

           (27)     Financial Data Schedule

           (28)     Not Applicable

           (99)(I)  Registrant's 11-K Report (filed under Form SE)

               (II) Registrant's Proxy Statement dated April 19, 1995 (only those portions specifically incorporated by reference shall be deemed filed with the Commission) (j)


           Copies of Exhibits (10)A.-(10)N., (21) and (99)(I) will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

     (a) Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19, 1995.

     (b) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 19, 1995.

     (c)  Incorporated by reference to Exhibit C to Registrant's Form 10-K
          Report for the year ended January 29, 1994.

     (d)  Incorporated by reference to Exhibit (10)D. to Registrant's 1992 10-K.

     (e)  Incorporated by reference to Exhibit (10)B. to Registrant's Third
          Quarter 1994 10-Q.

     (f)  Incorporated by reference to Exhibit (10)I. to Registrant's 1992 10-K.

     (g)  Incorporated by reference to Exhibit (10)J. to Registrant's 1992 10-K.

     (h)  Incorporated by reference to Exhibit (10)A. to Registrant's 1992 10-K.

     (i)  Incorporated by reference to Exhibit (10)B. to Registrant's 1992 10-K.

     (j)  Incorporated by reference to Registrant's Proxy Statement dated April
          19, 1995 (only those portions specifically incorporated by reference shall be deemed filed with the Commission).


     (R)  EVA is a registered trademark.
     -----------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DAYTON HUDSON CORPORATION

                                       By /S/ DOUGLAS A. SCOVANNER
                                         ----------------------------------
                                          Douglas A. Scovanner
                                          Senior Vice President and
                                          Chief Financial Officer

Dated: April 18, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                          /S/ BOB ULRICH
                                          ---------------------------------
                                          Robert J. Ulrich
                                          Chairman of the Board and
Dated: April 18, 1995                     Chief Executive Officer



                                          /S/ DOUGLAS A. SCOVANNER
                                          ---------------------------------
                                          Douglas A. Scovanner
                                          Senior Vice President and
Dated: April 18, 1995                     Chief Financial Officer



                                          /S/ J.A. BOGDAN
                                          ---------------------------------
                                          JoAnn Bogdan
                                          Controller and
Dated: April 18, 1995                     Chief Accounting Officer




RAND V. ARASKOG                    MICHELE J. HOOPER
ROBERT A. BURNETT                  MARY PATTERSON MCPHERSON
LIVIO D. DESIMONE                  SOLOMON J. TRUJILLO
ROGER A. ENRICO                    ROBERT J. ULRICH
WILLIAM W. GEORGE                  JOHN R. WALTER
ROGER L. HALE                      STEPHEN E. WATSON        Directors
BETTY RUTH HOLLANDER



  Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being a majority of the Directors of the Registrant.



                                       By /S/ DOUGLAS A. SCOVANNER
                                         ----------------------------------
                                          Douglas A. Scovanner
Dated: April 18, 1995                     Attorney-in-Fact

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEARS 1994, 1993 AND 1992

                            (MILLIONS OF DOLLARS)

COLUMN A                             COLUMN B      COLUMN C      COLUMN D       COLUMN E
- --------                             --------      --------      --------       --------
                                                   ADDITIONS
                                    BALANCE AT    CHARGED TO                   BALANCE AT
                                    BEGINNING      COSTS AND        (1)          END OF
DESCRIPTIONS                        OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
- ------------                        ---------     ----------    ----------     ----------
Allowance for Doubtful Accounts
 1994..............................    $35            $66           $55           $46
 1993..............................     37             53            55            35
 1992..............................     46             56            65            37
- ----------------------

(1) Accounts determined to be uncollectible are charged against reserve, net of collections on accounts previously charged against reserve.