Form 10-Q
period 1995-04-29
DAYTON HUDSON CORP
filed 1995-06-09
CIK 27419

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended   April 29, 1995
                                                --------------



                        Commission file number   1-6049
                                               ----------



                           Dayton Hudson Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Minnesota                                41-0215170
- --------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


 777 Nicollet Mall        Minneapolis, Minnesota              55402
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (612)370-6948
- --------------------------------------------------------------------------------


                                 None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of April 29, 1995 was 71,777,098.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:
         ITEM 1 - FINANCIAL STATEMENTS
           Condensed Consolidated Results of Operations for the Three      1
           Months and Twelve Months ended April 29, 1995 and
           April 30, 1994

           Condensed Consolidated Statements of Financial Position         2
           at April 29, 1995, January 28, 1995 and April 30, 1994

           Condensed Consolidated Statements of Cash Flows for the         3
           Three Months ended April 29, 1995 and April 30, 1994

           Notes to Condensed Consolidated Financial Statements            4

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS     5-8
         AND FINANCIAL CONDITION

PART II  OTHER INFORMATION:

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        10

         Signatures                                                       11

         Exhibit Index                                                    12

                        PART I.  FINANCIAL INFORMATION


CONDENSED CONSOLIDATED                                                             Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                       and Subsidiaries

(Millions of Dollars, Except Per Share Data)                   Three Months Ended       Twelve Months Ended
- ------------------------------------------------------------------------------------------------------------
                                                           APRIL 29,     April 30,     APRIL 29,   April 30,
(Unaudited)                                                    1995          1994          1995        1994
- ------------------------------------------------------------------------------------------------------------
REVENUES                                                    $ 4,757       $ 4,465       $21,603     $19,658
COSTS AND EXPENSES
  Cost of retail sales, buying and                            3,504         3,253        15,887      14,444
   occupancy
  Selling, publicity and administrative                         893           820         3,704       3,297
  Depreciation                                                  140           129           542         503
  Interest expense, net                                         107           106           427         440
  Taxes other than income taxes                                  95            93           375         351
- ------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                                    4,739         4,401        20,935      19,035
- ------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                     18            64           668         623
Provision for Income Taxes                                        7            25           262         239
- ------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                $    11       $    39       $   406     $   384
============================================================================================================
PRIMARY EARNINGS PER SHARE                                  $  0.10       $  0.48       $  5.38     $  5.11
FULLY DILUTED EARNINGS PER SHARE                            $  0.10       $  0.47       $  5.16     $  4.89
============================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                         $  0.44       $  0.42       $  1.70     $  1.64
AVERAGE COMMON SHARES OUTSTANDING (Millions):
  Primary                                                      72.1          71.9          72.0        71.8
  Fully Diluted                                                76.3          76.3          76.2        76.1
============================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS                                     Dayton Hudson Corporation
OF FINANCIAL POSITION                                                          and Subsidiaries


                                                           APRIL 29,   January 28,     April 30,
(Millions of Dollars)                                          1995          1995*         1994
- -----------------------------------------------------------------------------------------------
ASSETS                                                   (UNAUDITED)                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                 $   187       $   147       $   181
  Accounts receivable                                         1,610         1,810         1,409
  Merchandise inventories                                     3,031         2,777         2,727
  Other                                                         171           225           119
- -----------------------------------------------------------------------------------------------
  Total Current Assets                                        4,999         4,959         4,436
PROPERTY AND EQUIPMENT                                        9,288         9,009         8,405
  Accumulated depreciation                                   (2,700)       (2,624)       (2,382)
                                                            -------       -------       -------
  Net Property and Equipment                                  6,588         6,385         6,023
OTHER                                                           353           353           342
- -----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $11,940       $11,697       $10,801
===============================================================================================

LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Notes payable and current portion of
   long-term debt                                           $   247       $   209       $   167
  Accounts payable                                            1,921         1,961         1,749
  Other                                                       1,040         1,220           984
- -----------------------------------------------------------------------------------------------
  Total Current Liabilities                                   3,208         3,390         2,900
LONG-TERM DEBT                                                4,922         4,488         4,454
DEFERRED INCOME TAXES AND OTHER                                 583           582           543
CONVERTIBLE PREFERRED STOCK                                     357           360           366
LOAN TO ESOP                                                   (151)         (166)         (204)
COMMON SHAREHOLDERS' INVESTMENT                               3,021         3,043         2,742
- -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND COMMON
 SHAREHOLDERS' INVESTMENT                                   $11,940       $11,697       $10,801
===============================================================================================
COMMON SHARES OUTSTANDING (Millions)                           71.8          71.7          71.6
===============================================================================================

* The January 28, 1995 Consolidated Statement of Financial Position is condensed from the audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                          Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                 and Subsidiaries


(Millions of Dollars)                                  Three Months Ended
- --------------------------------------------------------------------------
                                                     APRIL 29,   April 30,
(Unaudited)                                              1995        1994
- --------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net earnings                                          $  11       $  39
  Reconciliation to cash flow:
   Depreciation                                           140         129
   Deferred tax provision                                  (4)         (7)
   Other noncash items affecting earnings                  23          25
   Changes in operating accounts
    providing/(requiring) cash:
     Accounts receivable                                  200         127
     Merchandise inventories                             (254)       (230)
     Accounts payable                                     (40)         95
     Other                                               (126)        (19)
- --------------------------------------------------------------------------
Cash Flow (Required)/Provided by Operations               (50)        159
==========================================================================

INVESTING ACTIVITIES
  Expenditures for property, net                         (347)       (213)
- --------------------------------------------------------------------------
  Cash Flow Required for Investing
   Activities                                            (347)       (213)
- --------------------------------------------------------------------------
  Net Financing Requirements                             (397)        (54)
==========================================================================

FINANCING ACTIVITIES
  Decrease in notes payable                                 -          (7)
  Additions to long-term debt                             490           -
  Reduction of long-term debt                             (17)        (24)
  Dividends paid                                          (37)        (36)
  Other                                                     1         (19)
- --------------------------------------------------------------------------
  Cash Flow Provided/(Used) by
   Financing Activities                                   437         (86)
==========================================================================

Net Increase/(Decrease) in Cash and
 Cash Equivalents                                          40        (140)

Cash and Cash Equivalents at Beginning
 of Period                                                147         321
- --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                 $ 187       $ 181
==========================================================================

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid (including interest capitalized) in the first three months of 1995 and 1994 was $64 million and $59 million, respectively. Income tax payments of $127 million and $106 million were made during the first three months of 1995 and 1994, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED                      Dayton Hudson Corporation
FINANCIAL STATEMENTS                                          and Subsidiaries





ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Corporation's 1994 Annual Shareholders' Report throughout pages 21-32. As explained on page 31 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, earnings for periods which exclude the Christmas season are not indicative of the operating results that may be expected for the full fiscal year.



PER SHARE DATA
Primary earnings per share equal net earnings, less dividend requirements on ESOP preferred stock, divided by the average number of common shares and common share equivalents outstanding during the period. Fully diluted earnings per
share assumes conversion of the ESOP preferred stock into common stock.   Net
earnings are also adjusted for the additional expense required to fund the ESOP debt service which results from the assumed replacement of the ESOP preferred dividends with common stock dividends.

References to earnings per share relate to fully diluted earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              FIRST QUARTER 1995



ANALYSIS OF OPERATIONS

First quarter net earnings were $11 million, compared with $39 million last year. Earnings per share for the first three months were $.10, compared with $.47 per share for the same period last year.

The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                                 First Quarter
              ------------------------------------------------
               1994 Earnings Per Share                   $ .47

               Changes in earnings per share:
                 Revenues                                  .31
                 Gross margin rate                        (.38)
                 Operating expense rate                   (.34)
                 Interest expense, net                    (.01)
                 Corporate expense and other               .05
              ------------------------------------------------
               1995 Earnings Per Share                   $ .10
              ================================================

The earnings shortfall in the first quarter was primarily due to weak performance at Mervyn's and slightly weaker-than-expected sales at the Department Store Division (DSD). Once again Target reported solid results. For first quarter, the overall gross margin rate declined as a result of Target's impact on the mix, as well as poor sales results and increased markdowns at both Mervyn's and DSD. The consolidated operating expense rate increase over prior year was primarily the result of lower sales leverage. Due to significant growth at Target, our lowest margin and expense rate division, the Corporation's overall revenue growth and operating expense rate were favorably affected, while the gross margin rate was unfavorably affected.

Revenues
- --------

Total revenues increased 7% in the first quarter, while comparable-store revenues (revenues from stores open longer than a year) rose 1%.

Revenues by business segment were as follows:

                                         First Quarter    Percentage Change
                                   -------------------   ------------------
                                    APRIL 29, April 30,     All  Comparable
(Millions of Dollars)                   1995      1994   Stores      Stores
                                   ---------  --------   ------      ------

Target                                $3,157    $2,819       12%          4%
Mervyn's                                 914       960       (5)         (7)
Department Store Division (DSD)          686       686        0           0
                                      ------    ------       --          --
Total                                 $4,757    $4,465        7%          1%
                                      ======    ======       ==          ==

Overall, first quarter 1995 revenues were negatively affected by a general softening in the retail industry. Target's strong total revenue growth was primarily the result of new store expansion and was also aided by higher finance charge and late fee revenues associated with the expansion of the new Target proprietary credit card. Mervyn's total and comparable-store revenues decline was the result of industry-wide softness in apparel sales as well as insufficient promotional intensity in a value-conscious environment. DSD's total and comparable-store revenues remained unchanged from last year's strong growth.

Operating Profit
- ----------------

Overall operating profit declined significantly for the first quarter, primarily the result of weak sales and earnings results at Mervyn's and also lower-than-anticipated sales at DSD. (Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.)

TARGET'S operating profit for the first quarter increased moderately over the same period last year. The gross margin rate improved due to slightly higher markup associated with the mix of merchandise sold, partially offset by a slight increase in the markdown rate. Looking forward to the balance of 1995, Target's gross margin rate is expected to remain relatively stable. For the quarter, Target's operating expense rate increased due to higher marketing expenses, as well as higher store expenses associated with enhanced guest services.

MERVYN'S operating profit was essentially zero for the first quarter, representing a steep decline from the same period last year. The gross margin rate deterioration from the prior year was due to higher promotional and clearance markdowns. The operating expense rate unfavorability was attributable to lower sales leveraging and, to a lesser degree, higher marketing expenses. Looking forward, promotional markdowns are expected to increase to an even greater degree due to the implementation of Mervyn's former proven strategy. Through this strategy, Mervyn's intends to bring greater competitive value to its customers by offering a higher percentage of merchandise on sale, more frequently. Management expects to realize higher sales from this strategy before fully realizing the corresponding operating profit benefit. Accordingly, Mervyn's second quarter operating profit is expected to be significantly below the prior year. Management expects stronger performance from Mervyn's for Fall season as compared to the first half of 1995. Mervyn's long-term objective is to balance its profit formula under this framework by restoring the gross margin rate to recent historical levels and improve the operating expense rate leveraging through revitalization of the sales performance.

DSD experienced a moderate decline in operating profit compared with a strong first quarter a year ago. The gross margin rate decline was due to higher markdowns. The operating expense rate rose due to higher depreciation on newly remodeled stores, increased buying and occupancy costs and lower sales leverage as a result of unchanged revenues.


Other Performance Factors
- -------------------------

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 1995 and 1994. Management expects a small LIFO charge for the total year based on slight inflation in retail prices. The cumulative LIFO provision was $61 million at April 29, 1995 and January 28, 1995, and $80 million at April 30, 1994.

Net interest expense for the quarter increased $1 million over last year, as higher average debt balances were substantially offset by lower average portfolio interest rates. Looking forward to the remaining periods in 1995, interest expense is expected to increase over last year due to additional borrowing requirements for the funding of new stores, remodeling programs and internal credit expansion, partially offset by moderately lower interest rates.

The estimated annual effective income tax rate is 39.5% for 1995. This compares with an estimated rate of 39.0% in first quarter 1994.


ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. Our ratio of debt (including the present value of operating leases) to total capitalization was 59% at the end of first quarter 1995, compared with 58% a year ago and 57% at year-end. The higher rate at the end of first quarter reflects the additional capital invested in new stores and store remodels, as well as for our credit expansion.

At April 29, 1995, working capital was $1,791 million, 17% higher than a year ago, primarily due to growth in accounts receivable. Accounts receivable increased 14% over last year, reflecting the planned growth of internal credit sales associated with changes in payment terms at DSD and Mervyn's and the expansion of Target's proprietary credit card. Compared with year end, the accounts receivable balance declined 11%, reflecting the typical reduction from seasonal high levels. Merchandise inventories and accounts payable increased 11% and 10%, respectively, compared to first quarter 1994, primarily as a result of new store growth. Merchandise inventories were slightly higher than plan at all three operating divisions at the end of first quarter.

First quarter 1995 capital expenditures were $347 million, compared with $213 million for the same period a year ago. Approximately 58% of these expenditures were made by Target, 30% by Mervyn's, 9% by DSD and 3% by Corporate. Mervyn's capital expenditures primarily represent the acquisition of several real estate sites in the Minneapolis-St. Paul market.

During first quarter, the Corporation issued $150 million of long-term debt at 7.5%, maturing in 1999. The proceeds from the issuance were used for general corporate purposes. Other additions to long-term debt reflect commercial paper borrowings. Subsequent to the first quarter end, the revolving credit agreements were renegotiated to extend the term and increase the total line of credit from $1 billion to $1.4 billion, $840 million of which is long term. The
revolving credit agreements support our commercial paper borrowings.   There
were no balances outstanding on the revolving credit agreements during the quarter and looking forward, management does not expect to borrow against the agreements in 1995. Management is currently evaluating an accounts receivable securitization transaction as a lower cost financing vehicle.

On April 12, 1995, the Board of Directors declared a 5% increase in the quarterly dividend to 44 cents per share.


STORE DATA

At April 29, 1995, Target operated 623 stores in 32 states, Mervyn's operated 287 stores in 15 states and DSD operated 63 stores in nine states. During the quarter, the Corporation opened 15 Target stores and one Mervyn's store. DSD is in the process of remodeling three of its stores.

Retail square footage was as follows:

                                 APRIL 29,  January 28,  April 30,
              (In thousands)         1995         1995       1994
              ---------------------------------------------------
              Target               65,855       64,446     59,517
              Mervyn's             23,205       23,130     22,528
              DSD                  13,824       13,824     13,824
              ----------------------------------------------------
                 Total            102,884      101,400     95,869
              ====================================================

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a) The Company held its Annual Shareholders' Meeting on May 24, 1995.

    c) (1). The shareholders voted for four director nominees for three-year terms. The vote was as follows:

                                      Affirmative
              Name of Candidate             Votes        Withheld
              -----------------       -----------        --------
              Rand V. Araskog          64,758,284         850,032
              Roger L. Hale            64,720,856         887,460
              Michele J. Hooper        64,760,196         848,120
              John R. Walter           64,796,528         811,788

              There were no abstentions and no broker non-votes.

       (2). The shareholders voted to approve the appointment of Ernst & Young LLP independent auditors of the Corporation. The vote was 65,196,414 for, 193,577 against and 218,325 abstentions. There were no broker non-votes.

       (3). The shareholders voted to approve the amended short-term incentive plan. The vote was 61,743,125 for, 2,851,270 against and 1,013,921 abstentions. There were no broker non-votes.

       (4). The shareholders voted to approve the Director Stock Option Plan of 1995. The vote was 49,502,254 for, 14,814,327 against and
              1,291,735 abstentions.  There were no broker non-votes.

       (5). The shareholders voted against a shareholder proposal concerning ongoing reporting of equal employment and affirmative action. The vote was 5,563,024 for, 50,281,805 against and 5,487,298 abstentions.  There were 4,276,189 broker non-votes.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

        (2).   Not applicable

        (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

       (10).   Not applicable

       (11).   Statements re Computations of Per Share Earnings

       (12).   Statements re Computations of Ratios

       (15).   Not applicable

       (18).   Not applicable

       (19).   Not applicable

       (22).   Not applicable

       (23).   Not applicable

       (24).   Not applicable

       (27).   Financial Data Schedule

       (99).   Not applicable

    b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended April 29, 1995.

                                 Signatures
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DAYTON HUDSON CORPORATION
                                        Registrant



Date:  June 9, 1995                 By   /s/ Douglas A. Scovanner
                                       -------------------------------
                                       Douglas A. Scovanner
                                       Senior Vice President and
                                       Chief Financial Officer



Date:  June 9, 1995                 By   /s/ J.A. Bogdan
                                       -------------------------------
                                       JoAnn Bogdan
                                       Controller and
                                       Chief Accounting Officer

Exhibit Index
- -------------



(11).   Statements re Computations of Per Share Earnings

(12).   Statements re Computations of Ratios

(27).   Financial Data Schedule