Form 10-Q
period 1995-07-29
DAYTON HUDSON CORP
filed 1995-09-08
CIK 27419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            _______________________

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended   July 29, 1995
                                                 --------------


                         Commission file number 1-6049
                                                ------

                           Dayton Hudson Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                  41-0215170
--------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

    777 Nicollet Mall Minneapolis, Minnesota                    55402-2055
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (612) 370-6948
--------------------------------------------------------------------------------


                                     None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of July 29, 1995 was 71,848,902.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                              NO.
PART I    FINANCIAL INFORMATION:

          ITEM 1 - FINANCIAL STATEMENTS

          Condensed Consolidated Results of Operations for the Three          1
          Months, Six Months and Twelve Months ended July 29, 1995 and
          July 30, 1994

          Condensed Consolidated Statements of Financial Position at July     2
          29, 1995, January 28, 1995 and July 30, 1994

          Condensed Consolidated Statements of Cash Flows for the Six         3
          Months ended July 29, 1995 and July 30, 1994

          Notes to Condensed Consolidated Financial Statements                4

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS        5-9
          AND FINANCIAL CONDITION


PART II   OTHER INFORMATION:

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          10

          Signatures                                                         11

          Exhibit Index                                                      12

                                            PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                                                        Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                  and Subsidiaries


(Millions of Dollars, Except Per Share Data)      Three Months Ended          Six Months Ended      Twelve Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                JULY 29,     July 30,     JULY 29,     July 30,     JULY 29,    July 30,
(Unaudited)                                        1995         1994         1995         1994         1995        1994
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                         $5,236       $4,802       $9,993       $9,267      $22,037    $ 20,173
COSTS AND EXPENSES
    Cost of retail sales, buying and
     occupancy                                    3,896        3,519        7,400        6,772       16,264      14,783
    Selling, publicity and administrative           941          874        1,834        1,694        3,771       3,423
    Depreciation                                    143          131          283          260          554         508
    Interest expense, net                           108          105          215          211          430         432
    Taxes other than income taxes                   101           92          196          185          384         361
-----------------------------------------------------------------------------------------------------------------------
    Total Costs and Expenses                      5,189        4,721        9,928        9,122       21,403      19,507
-----------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                         47           81           65          145          634         666
Provision for Income Taxes                           19           32           26           57          249         257
-----------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                     $   28       $   49       $   39       $   88      $   385    $    409
=======================================================================================================================

PRIMARY EARNINGS PER SHARE                       $ 0.32       $ 0.62       $ 0.41       $ 1.10      $  5.07    $   5.45
FULLY DILUTED EARNINGS PER SHARE                 $ 0.32       $ 0.61       $ 0.41       $ 1.07      $  4.87    $   5.21
=======================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE              $ 0.44       $ 0.42       $ 0.88       $ 0.84      $  1.72    $   1.66
AVERAGE COMMON SHARES OUTSTANDING
 (MILLIONS):
    Primary                                        72.3         72.0         72.2         72.0         72.1        71.9
    Fully Diluted                                  72.4         76.3         72.3         76.3         76.3        76.2
=======================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                         Dayton Hudson Corporation
OF FINANCIAL POSITION                                                              and Subsidiaries


                                                    JULY 29,          January 28,           July 30,
(Millions of Dollars)                                  1995                 1995*              1994
---------------------------------------------------------------------------------------------------
ASSETS                                           (UNAUDITED)                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                      $   175              $   147            $   169
     Accounts receivable                              1,596                1,810              1,418
     Merchandise inventories                          3,111                2,777              2,860
     Other                                              172                  225                129
---------------------------------------------------------------------------------------------------
     Total Current Assets                             5,054                4,959              4,576
PROPERTY AND EQUIPMENT                                9,670                9,009              8,679
     Accumulated depreciation                        (2,817)              (2,624)            (2,508)
                                                     ------               ------             ------
     Net Property and Equipment                       6,853                6,385              6,171
OTHER                                                   346                  353                342
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $12,253              $11,697            $11,089
===================================================================================================

LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Notes payable and current portion
      of long-term debt                             $   284              $   209            $   178
     Accounts payable                                 2,165                1,961              1,842
     Other                                            1,019                1,220                994
---------------------------------------------------------------------------------------------------
     Total Current Liabilities                        3,468                3,390              3,014
LONG-TERM DEBT                                        4,969                4,488              4,599
DEFERRED INCOME TAXES AND OTHER                         581                  582                545
CONVERTIBLE PREFERRED STOCK                             355                  360                365
LOAN TO ESOP                                           (136)                (166)              (192)
COMMON SHAREHOLDERS' INVESTMENT                       3,016                3,043              2,758
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND COMMON
 SHAREHOLDERS' INVESTMENT                           $12,253              $11,697            $11,089
===================================================================================================

COMMON SHARES OUTSTANDING (MILLIONS)                   71.8                 71.7               71.6
===================================================================================================

* The January 28, 1995 Consolidated Statement of Financial Position is condensed from the audited financial statements.

   See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                      Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                             and Subsidiaries

(Millions of Dollars)                                Six Months Ended
---------------------------------------------------------------------
(Unaudited)                                JULY 29,           July 30,
                                              1995               1994
---------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings                              $  39              $  88
   Reconciliation to cash flow:
     Depreciation                              283                260
     Deferred tax provision                    (17)               (38)
     Other noncash items affecting earnings     42                 49
     Changes in operating accounts
      providing/(requiring)cash:
        Accounts receivable                    214                118
        Merchandise inventories               (334)              (363)
        Accounts payable                       204                188
      Other                                   (133)                 6
---------------------------------------------------------------------
   Cash Flow Provided by Operations            298                308
---------------------------------------------------------------------
INVESTING ACTIVITIES
   Expenditures for property, net             (760)              (496)
---------------------------------------------------------------------
   Cash Flow Required for Investing
    Activities                                (760)              (496)
---------------------------------------------------------------------
   Net Financing Requirements                 (462)              (188)
---------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in notes payable                   157                  -
   Additions to long-term debt                 543                272
   Reduction of long-term debt                (144)              (144)
   Dividends paid                              (73)               (72)
   Other                                         7                (20)
---------------------------------------------------------------------
   Cash Flow Provided by Financing
    Activities                                 490                 36
---------------------------------------------------------------------

Net Increase/(Decrease) in Cash and
 Cash Equivalents                               28               (152)
Cash and Cash Equivalents at Beginning
 of Period                                     147                321
---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $ 175              $ 169
=====================================================================

 Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for interest (including interest capitalized) in the first six months of 1995 and 1994 was $216 million and $213 million, respectively. Cash paid for income tax payments was $158 million and $175 million during the first six months of 1995 and 1994, respectively.

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

 Fully diluted earnings per share assumes conversion of the ESOP preferred stock into common stock, unless the conversion is not dilutive. Net earnings are adjusted for the additional expense required to fund the ESOP debt service which results from the assumed replacement of the ESOP preferred dividends with common stock dividends, unless the assumed conversion is not dilutive. For the three- and six-months ended July 29, 1995, fully diluted average common shares outstanding and fully diluted net earnings exclude the assumed conversion of ESOP preferred stock as it was not dilutive.

 Earnings per share are calculated independently for each of the periods presented and therefore the sum of the quarters may not equal the year-to-date or twelve-month amounts.

 References to earnings per share relate to fully diluted earnings per share.

 SUBSEQUENT EVENT

 Subsequent to the end of the second quarter, the Corporation entered into an accounts receivable securitization transaction. In this transaction, Dayton Hudson Receivables Corporation, a subsidiary, will sell to the public $400 million of fixed-rate certificates backed by the Corporation's credit card receivables. This issue of asset backed certificates will have a maturity of three years and a certificate rate of 6.10 percent. Proceeds from the sale of the certificates will be used to repay outstanding debt, to fund internal credit expansion and for general corporate purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              SECOND QUARTER 1995


 ANALYSIS OF OPERATIONS

 Second quarter net earnings were $28 million, compared with $49 million for second quarter last year. For the first half of 1995, net earnings decreased 56% to $39 million from $88 million for the same period a year ago. Earnings per share for the second quarter were $.32, compared with $.61 per share last year. For the six-month period ended July 29, 1995, earnings per share were $.41 compared with $1.07 for the same period last year.

 The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                             Three      Six
                                            Months   Months
    -------------------------------------------------------
    1994 Earnings Per Share                  $ .61   $ 1.07

    Changes in earnings per share:
         Revenues                              .25      .55
         Gross margin rate                    (.47)    (.84)
         Operating expense rate               (.06)    (.38)
         Start-up expense                      .05      .04
         Interest expense, net                (.02)    (.03)
         Corporate expense and other          (.04)       -
    -------------------------------------------------------
    1995 Earnings Per Share                  $ .32   $  .41
    =======================================================

 Our second quarter and six-month earnings shortfalls were primarily due to weak sales and earnings performance at Mervyn's. In addition, the Department Store Division's (DSD) earnings declined. Target continued to report solid results.

 The revenue increases reflect the continued strong sales volume growth at Target, as well as increased finance charge and late fee revenues at all three operating divisions. The overall gross margin rate was unfavorable to last year, reflecting increased promotional markdowns at both Mervyn's and DSD.
 The overall operating expense rate for the second quarter increased slightly compared with last year as a result of lower sales leveraging at Mervyn's and higher buying and occupancy costs at all three operating divisions combined with higher store payroll costs at Target partially offset by the positive
 effect of the business mix.   The operating expense rate for the six-month
 period was higher due to lack of sales leverage at Mervyn's and increased buying and occupancy costs at all three operating divisions.

 Due to strong growth at Target, our lowest margin and expense rate division, the Corporation's overall revenue growth and operating expense rate were favorably affected, while the gross margin rate was unfavorably affected.

  Revenues
  --------

  For the three- and six-month periods ended July 29, 1995, total revenues increased 9% and 8%, respectively. Comparable-store revenues (revenues from stores open longer than a year) increased 3% and 2%, respectively.

  Revenues by business segment were as follows :

  (Millions of dollars)              Three Months Ended     Percentage Change
                                    -------------------   -------------------
                                    JULY 29,    July 30,     All   Comparable
                                       1995        1994   Stores       Stores
                                    -------      ------   ------   ----------
    Target                           $3,514      $3,084       14%           6%
    Mervyn's                          1,030       1,051       (2)          (4)
    Department Store Division           692         667        4            4
                                     ------      ------       --           --
       TOTAL                         $5,236      $4,802        9%           3%
                                     ======      ======       ==           ==

                                       Six Months Ended     Percentage Change
                                    -------------------   -------------------
                                    JULY 29,    July 30,     All   Comparable
                                       1995        1994   Stores       Stores
                                    -------     -------   ------   ----------
    Target                           $6,671      $5,903       13%           5%
    Mervyn's                          1,944       2,011       (3)          (5)
    Department Store Division         1,378       1,353        2            2
                                     ------      ------       --           --
         TOTAL                       $9,993      $9,267        8%           2%
                                     ======      ======       ==           ==

  Target's strong revenue growth reflects new store growth combined with a 6% improvement in base business revenues. While Mervyn's total and comparable-store revenues declined in the second quarter and six-month period, we are optimistic that the repositioning efforts will result in steadily improving performance beginning with the third quarter. DSD's total and comparable-store revenues showed a modest improvement due to an increase in promotional efforts.

  Operating Profit
  ----------------

  Overall operating profit declined 15% and 21% for the quarter and six-month period, respectively, primarily the result of weak sales and earnings at Mervyn's and lower earnings at DSD. (Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.)

  TARGET reported a moderate improvement in operating profit for the three- and six-month periods compared with the same periods last year. The second quarter earnings growth was driven by strong revenue increases and lower charges for store closings and relocations. Excluding the effect of these charges, Target's operating profit was even with last year's exceptionally strong second quarter. The gross margin rate declined slightly in the second quarter due to slightly lower markup. Target's gross margin rate for the first half of 1995 was approximately equal to last year. Target's operating expense rate increased for the second quarter and six-month period principally due to higher store expenses associated with wage rate increases as well as enhanced guest services, partially offset in the second quarter by lower store closing and relocation expenses.

  MERVYN'S operating profit was essentially zero for the second quarter and six-month period. The gross margin rate deteriorated in both periods, reflecting a significant increase in promotional markdowns. The operating expense rates increased reflecting lower sales leveraging. In addition, for the six-month period the operating expense rate reflects increased marketing expenses. Looking forward, the promotional markdown rate for the fall season is expected to stabilize at second quarter 1995's level, but increase compared to the prior year, with the continuing implementation of Mervyn's promotional strategy. This increase is expected to be offset by higher markup and lower clearance markdowns. Mervyn's long-term objective is to balance its profit formula by restoring the gross margin rate to recent historical levels and by improving the operating expense rate leveraging through improved sales performance.

  The key components of Mervyn's new strategy, which will be fully implemented during the third quarter, include an increased emphasis on national brands, a higher percentage of merchandise on sale each week, greater use of advertising circulars, a broader assortment of merchandise, and the introduction of a California theme to merchandise and advertising. Through this strategy, Mervyn's repositioning efforts are expected to result in improving performance beginning in the third quarter.

  DSD'S second quarter and six-month operating profit declined compared to the same periods last year. The gross margin rates deteriorated due to increased promotional markdowns, partially offset by increased markup. The operating expense rates rose principally due to increases in marketing expenses, depreciation on newly remodeled stores and buying and occupancy costs partially offset by store efficiencies.

  In the second half of 1995, the impact of the accounts receivable securitization transaction will be reflected proportionately (based on respective receivable balances) in each division's operating profit results as a reduction of finance charge revenue as well as a reduction of bad debt expense. The net decrease in total operating profit in the second half of 1995 of approximately $9 million is expected to be offset by savings realized through reduced interest expense due to the replacement of debt with the proceeds from the accounts receivable securitization transaction.

  Other Performance Factors
  -------------------------

  The last-in first-out (LIFO) provision was zero for the three- and six-month
  periods ended July 29, 1995 and July 30, 1994.   Management does not currently
  expect a material LIFO charge or credit for the total year.   The cumulative
  LIFO provision was $61 million at July 29, 1995 and January 28, 1995, and $80 million at July 30, 1994.

  Net interest expense increased $3 million ( $.02 per share) in the second quarter and $4 million ($.03 per share) in the first half of 1995 compared with the same periods last year as higher average debt balances were substantially offset by lower average portfolio interest rates. Looking forward, this trend is expected to continue through the second half of 1995. In addition, interest expense savings will be realized through the securitization of accounts receivable.

  The estimated annual effective income tax rate is 39.5% for 1995. This compares with an estimated rate of 39.0% in 1994.

  ANALYSIS OF FINANCIAL CONDITION

  Our financial condition remains strong. Our ratio of debt (including the present value of operating leases) to total capitalization was 60% at the end of second quarter 1995, compared with 59% a year ago and 57% at year end. The higher rate at the end of second quarter reflects the additional capital invested in new stores and store remodels, as well as credit expansion.

  At July 29, 1995, working capital was $1,586 million, or 2% higher than a year ago. Accounts receivable increased 13% compared to a year ago reflecting the planned growth of internal credit balances associated with changes in payment terms at DSD and Mervyn's, and the expansion of Target's proprietary credit card. Compared to year-end, accounts receivable decreased 12%, the typical reduction from a seasonal high balance. As a result of the securitization transaction, accounts receivable will be reduced by $400 million.

  Merchandise inventories and accounts payable increased 9% and 18%, respectively, compared to second quarter 1994, primarily as a result of new store growth and enhanced accounts payable leveraging. Also, due to new store growth, merchandise inventories and accounts payable increased 12% and 10%, respectively, compared to year-end.

  Capital expenditures for the first half of 1995 were $762 million, compared with $496 million for the same period a year ago. Approximately 64% of these expenditures were made by Target, 25% by Mervyn's, 10% by DSD and 1% by Corporate. Mervyn's capital expenditures primarily represent the acquisition and remodel of several real estate sites in the Minneapolis-St. Paul market.

  STORE DATA

  At July 29, 1995, Target operated 645 stores in 32 states, Mervyn's operated 294 stores in 16 states and DSD operated 63 stores in nine states, for a total of 1,002 stores in 33 states. During the quarter, the Corporation opened 22 Target stores and seven Mervyn's stores.

  Retail square footage was as follows:

                           JULY 29,  January 28,  July 30,
        (In thousands)        1995         1995      1994
        -------------------------------------------------
        Target              68,198       64,446    61,331
        Mervyn's            24,148       23,130    22,828
        DSD                 13,824       13,824    13,824
        -------------------------------------------------
          Total            106,170      101,400    97,983
        -------------------------------------------------

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

         (10).  Not applicable

         (11).  Statements re Computations of Per Share Earnings

         (12).  Statements re Computations of Ratios

         (15).  Not applicable

         (18).  Not applicable

         (19).  Not applicable

         (22).  Not applicable

         (23).  Not applicable

         (24).  Not applicable

         (27).  Financial Data Schedule

         (99).  Not applicable

      b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended July 29, 1995.

                                   Signatures
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAYTON HUDSON CORPORATION
                                          Registrant



  Date:  September 8, 1995            By /s/ Douglas A. Scovanner
                                         -------------------------------
                                         Douglas A. Scovanner
                                         Senior Vice President and
                                         Chief Financial Officer



  Date:  September 8, 1995            By /s/ J.A. Bogdan
                                         -------------------------------
                                         JoAnn Bogdan
                                         Controller and
                                         Chief Accounting Officer

  Exhibit Index
  -------------


  (11).  Statements re Computations of Per Share Earnings

  (12).  Statements re Computations of Ratios

  (27).  Financial Data Schedule