Form 10-Q
period 1995-10-28
DAYTON HUDSON CORP
filed 1995-12-08
CIK 27419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended   October 28, 1995
                                               -----------------


                         Commission file number 1-6049
                                                ------


                           Dayton Hudson Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                41-0215170
-------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


777 Nicollet Mall    Minneapolis, Minnesota             55402-2055
-------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code               (612) 370-6948
-------------------------------------------------------------------------------


                                     None
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of October 28, 1995 was 71,901,403.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          PAGE
PART I   FINANCIAL INFORMATION:                                            NO.

         ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of Operations for the Three      1
           Months, Nine Months and Twelve Months ended October 28, 1995 and October 29, 1994

           Condensed Consolidated Statements of Financial Position at      2
           October 28, 1995, January 28, 1995 and October 29, 1994

           Condensed Consolidated Statements of Cash Flows for the Nine    3
           Months ended October 28, 1995 and October 29, 1994

           Notes to Condensed Consolidated Financial Statements            4

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS      5-9
         AND FINANCIAL CONDITION


PART II  OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         10

         Signatures                                                        11

         Exhibit Index                                                     12

                         PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries



(Millions of Dollars, Except Per Share Data)         Three Months Ended             Nine Months Ended           Twelve Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                              OCTOBER 28,    October 29,    OCTOBER 28,    October 29,    OCTOBER 28,    October 29,
(Unaudited)                                         1995           1994           1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                          $5,573         $5,046        $15,566        $14,313        $22,564        $20,594
COSTS AND EXPENSES
  Cost of retail sales, buying and occupancy       4,113          3,695         11,513         10,467         16,682         15,061
  Selling, publicity and administrative            1,027            910          2,861          2,604          3,888          3,524
  Depreciation                                       148            136            431            396            566            517
  Interest expense, net                              111            108            326            319            433            428
  Taxes other than income taxes                      103             88            299            273            399            364
-----------------------------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                         5,502          4,937         15,430         14,059         21,968         19,894
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                          71            109            136            254            596            700
Provision for Income Taxes                            27             42             53             99            234            267
-----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                      $   44         $   67        $    83        $   155        $   362        $   433
===================================================================================================================================

PRIMARY EARNINGS PER SHARE                        $ 0.54         $ 0.86        $  0.95        $  1.96        $   4.75       $  5.76
FULLY DILUTED EARNINGS PER SHARE                  $ 0.53         $ 0.83        $  0.95        $  1.90        $   4.57       $  5.51
===================================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE               $ 0.44         $ 0.42        $  1.32        $  1.26        $   1.74       $  1.68
AVERAGE COMMON SHARES OUTSTANDING (MILLIONS):
  Primary                                           72.4           72.0           72.3           72.0            72.1          72.0
  Fully Diluted                                     76.4           76.3           76.4           76.3            76.3          76.2
===================================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries


                                                                           OCTOBER 28,          January 28,         October 29,
(Millions of Dollars)                                                            1995                 1995*               1994
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)                              (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                $   177              $   147             $   173
     Accounts receivable                                                        1,338                1,810               1,551
     Merchandise inventories                                                    4,007                2,777               3,681
     Other                                                                        198                  225                 145
-------------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                       5,720                4,959               5,550
PROPERTY AND EQUIPMENT                                                          9,968                9,009               8,938
     Accumulated depreciation                                                  (2,904)              (2,624)             (2,614)
                                                                              -------              -------             -------
     Net Property and Equipment                                                 7,064                6,385               6,324
OTHER                                                                             356                  353                 334
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $13,140              $11,697             $12,208
===============================================================================================================================
LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Notes payable and current portion of long-term debt                      $   625              $   209             $   554
     Accounts payable                                                           2,613                1,961               2,346
     Other                                                                      1,091                1,220               1,071
-------------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                  4,329                3,390               3,971
LONG-TERM DEBT                                                                  4,968                4,488               4,712
DEFERRED INCOME TAXES AND OTHER                                                   588                  582                 550
CONVERTIBLE PREFERRED STOCK                                                       351                  360                 363
LOAN TO ESOP                                                                     (122)                (166)               (179)
COMMON SHAREHOLDERS' INVESTMENT                                                 3,026                3,043               2,791
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT                         $13,140              $11,697             $12,208
===============================================================================================================================

COMMON SHARES OUTSTANDING (MILLIONS)                                             71.9                 71.7                71.6
===============================================================================================================================

*  The January 28, 1995 Consolidated Statement of Financial Position is condensed from the audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries

(Millions of Dollars)                                                     Nine Months Ended
-------------------------------------------------------------------------------------------
(Unaudited)                                                       OCTOBER 28,   October 29,
                                                                      1995          1994
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net earnings                                                      $    83       $   155
   Reconciliation to cash flow:
     Depreciation                                                        431           396
     Deferred tax provision                                              (24)          (46)
     Other noncash items affecting earnings                               65            72
     Changes in operating accounts providing/(requiring) cash:
       Accounts receivable                                                72           (15)
       Sale of accounts receivable                                       400             -
       Merchandise inventories                                        (1,230)       (1,184)
       Accounts payable                                                  652           692
     Other                                                               (91)           80
-------------------------------------------------------------------------------------------
     Cash Flow Provided by Operations                                    358           150
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Expenditures for property, net                                   (1,121)         (796)
     Other                                                                 3             9
-------------------------------------------------------------------------------------------
     Cash Flow Required for Investing Activities                      (1,118)         (787)
-------------------------------------------------------------------------------------------
     Net Financing Requirements                                         (760)         (637)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Increase in notes payable                                           495           195
     Additions to long-term debt                                         543           600
     Reduction of long-term debt                                        (146)         (179)
     Dividends paid                                                     (111)         (108)
     Other                                                                 9           (19)
-------------------------------------------------------------------------------------------
     Cash Flow Provided by Financing Activities                          790           489
-------------------------------------------------------------------------------------------

Net Increase/(Decrease) in Cash and Cash Equivalents                      30          (148)
Cash and Cash Equivalents at Beginning of Period                         147           321
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   177       $   173
===========================================================================================

 Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for interest (including interest capitalized) in the first nine months of 1995 and 1994 was $290 million and $275 million, respectively. Cash paid for income tax payments was $197 million and $244 million during the first nine months of 1995 and 1994, respectively.

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

 MERCHANDISE INVENTORIES

 The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero compared to a credit of $10 million ($.08 per share) for the third quarter and nine-month period ended October 28, 1995 and October 29, 1994, respectively.

 The cumulative LIFO provision was $61 million at October 28, 1995 and January 28, 1995 and $70 million at October 29, 1994.

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

 SECURITIZATION TRANSACTION

 During the third quarter, the Corporation transferred substantially all of its customer receivables to a trust in return for certificates representing undivided interests in the trust's assets. Concurrently, Dayton Hudson Receivables Corporation, a subsidiary, sold to the public $400 million of fixed-rate certificates, backed by the credit card receivables. This issue of Class A asset-backed certificates has a three-year maturity and a certificate rate of 6.10 percent. A $123 million issue of subordinated Class B asset-backed certificates was retained by the Corporation and continues to be classified in accounts receivable. The Corporation owns the remaining undivided interest in the trust's assets and continues to service all receivables for the trust. No gain or loss was recorded on the transaction. Proceeds from the sale of the certificates were used to repay outstanding debt, to fund internal credit expansion and for general corporate purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              THIRD QUARTER 1995


ANALYSIS OF OPERATIONS

For the third quarter ended October 28, 1995, net earnings were $44 million, compared with $67 million for the same quarter last year. Net earnings were $83 million for the nine-month period, representing a decrease of 46% from $155 million for the same period in the prior year. Earnings per share for the third quarter and the nine-month period were $.53 and $.95, respectively, compared with $.83 and $1.90 per share for the same periods last year.

The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                               Three     Nine
                                              Months   Months
     --------------------------------------------------------
     1994 Earnings Per Share                   $ .83   $ 1.90

     Changes in earnings per share:
       Revenues                                  .39      .94
       Gross margin rate                        (.31)   (1.15)
       Operating expense rate                   (.35)    (.73)
       Start-up expense                          .01      .05
       Interest expense, net                    (.02)    (.05)
       Corporate expense and other              (.02)    (.01)
     --------------------------------------------------------
     1995 Earnings Per Share                   $ .53   $  .95
     ========================================================


Target reported solid financial results in third quarter. Mervyn's results for third quarter were lower than last year, but substantially better than the first six-months of 1995, while the Department Store Division (DSD) reported weak results. Strong growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, for third quarter and for the nine-months, the Corporation's overall revenue growth and operating expense rates were favorably affected, while the gross margin rates were unfavorably affected.

The strong total revenue increase for the quarter and the nine-month period reflects strong sales volume growth at Target as well as increased finance-charge and late-fee revenues. The gross margin rate for the quarter was unfavorable to the prior year as a result of the change in business mix as well as decreased margin at Mervyn's and DSD where increased promotional markdowns were only partially offset by markup improvement. The year-to-date gross margin rate was unfavorable to last year, primarily reflecting increased promotional markdowns at both Mervyn's and DSD. In addition, a $10 million ($.08 per share) LIFO credit recorded in the prior year third quarter unfavorably impacts the gross margin rate comparisons. The overall third quarter and year-to-date operating expense rate increases over the prior year were the result of increased store payroll costs at Target, a combination of higher marketing expenses and lower sales leveraging at both Mervyn's and DSD, and higher buying and occupancy costs. These items were only partially offset by the positive effect of the business mix.

  Revenues
  --------

  For the third quarter and nine-months, total revenues increased 10% and 9%, respectively. Comparable-store revenues (revenues from stores open longer than a year) increased 4% and 3%, respectively.

  Revenues by business segment were as follows:

(Millions of dollars)                     Three Months Ended          Percentage Change
                                     -----------------------          -----------------
                                     OCTOBER 28,  October 29,          All   Comparable
                                           1995         1994        Stores       Stores
                                     ----------  -----------        ------  -----------
    Target                              $ 3,666      $ 3,143            17%           8%
    Mervyn's                              1,110        1,103             1           (3)
    Department Store Division               797          800             -           (2)
                                        -------      -------            --           --

       TOTAL                            $ 5,573      $ 5,046            10%           4%
                                        =======      =======            ==           ==


                                           Nine Months Ended          Percentage Change
                                     -----------------------          -----------------
                                     OCTOBER 28,  October 29,         All    Comparable
                                           1995         1994       Stores        Stores
                                     ----------   ----------       ------    ----------
    Target                              $10,337      $ 9,046           14%            6%
    Mervyn's                              3,054        3,114           (2)           (4)
    Department Store Division             2,175        2,153            1             1
                                        -------      -------           --            --

       TOTAL                            $15,566      $14,313            9%            3%
                                        =======      =======           ==            ==

  Target's strong third quarter and nine-month total revenue growth reflected new store expansion combined with a solid improvement in base business revenues. Although Mervyn's reported a comparable-store revenue decline in both the third quarter and the nine-month period, total and comparable-store revenues have gradually improved during the year, primarily reflecting the results of its new promotional strategy, which was implemented during the third quarter. DSD reported weak total and comparable-store revenue results for both the third quarter and nine-month period, primarily due to reduced customer response to promotional events.

  Operating Profit
  ----------------

  Overall operating profit decreased 13% for the quarter, primarily reflecting reduced profitability for DSD and lower operating results at Mervyn's, partially offset by continuing solid performance at Target. Operating profit declined 18% for the nine-month period. (Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.)

  As a result of the securitization of accounts receivable, total operating profit reflects a reduction of finance charge revenue, in addition to a reduction of bad debt expense. The net impact to third quarter operating profit, approximately $3 million, is reflected proportionately (based on respective receivable balances) as a reduction to each division's operating profit results. The overall net decrease is offset by a comparable savings in interest expense as a result of the replacement of debt with the securitization proceeds.

  TARGET reported a moderate improvement in operating profit for the third quarter and nine-month period, primarily the result of strong revenue performance, in comparison to very strong performance for the same periods in the prior year. Target's gross margin rate for the quarter and nine-months was essentially unchanged from prior year as a slight decrease in markup was offset by a reduction in promotional markdowns. The operating expense rate increased for both the third quarter and nine-month period, principally due to higher store expenses associated with starting-wage rate increases and enhancing guest services.

  MERVYN'S operating profit results reflected a decline in the third quarter and a significant decline for the nine-month period, relative to the prior year. Third quarter operating profit showed considerable improvement compared with the first six months, which was essentially zero. Mervyn's third quarter gross margin rate declined slightly relative to prior year but improved significantly in comparison to the first six months. The improvement was primarily the result of Mervyn's third quarter markup and markdown rates aligning with the profit formula established as part of its more aggressive promotional strategy. The gross margin rate declined significantly for the nine-month period, primarily the result of significantly higher promotional markdowns only partially offset by markup improvement. The operating expense rates deteriorated in both periods relative to prior year, reflecting lower sales leveraging, increased marketing expenses, and higher buying and occupancy costs.

  Mervyn's will continue to focus on improved sales performance through refocused marketing efforts and improved profitability through continued gross margin improvement, reduced expenses and operating expense rate leveraging.
  As a result, management anticipates that Mervyn's fourth quarter operating profit will likely be equal to or greater than prior year's fourth quarter, excluding the year-over-year impact of the LIFO provision, and will further improve over time.

  DSD recorded a significant decline in its third quarter and nine-month period operating profit compared to the same periods last year, primarily as a result of weak comparable-sales growth. The gross margin rate declined in both periods due to a significant increase in promotional markdowns, partially offset by increased markup. The operating expense rates rose principally due to increases in marketing expenses, depreciation on newly remodeled stores and buying and occupancy costs.

  DSD has announced a strategy intended to restore the operating division to its department store heritage. The key components to this strategy, which should be implemented by Spring 1996, include an increased focus on a better merchandise mix, more uniqueness in assortments, a reduction in the number of store-wide promotions and a greater emphasis on customer service. DSD's objective is to return to a framework which includes more moderate-to-better merchandise, an upscale shopping environment and good customer service.

  Under the new strategy, a decrease in promotional sales is expected to be offset by an increase in the regular price business and an increase in the impact from the major promotional events. In addition, DSD's clearance markdowns are expected to increase as a result of an accelerated, steeper and standardized markdown program intended to improve inventory turnover and merchandise flow. The higher clearance markdowns are expected to be offset by lower promotional markdowns as the level of promotions is restored to historic levels. The increase in store costs, associated with enhanced customer service, is expected to be offset by reductions in marketing expenses related to fewer promotional events. Management anticipates that the financial implications of these strategic changes will have no short-term operating profit impact, yet long-term positive results.

  Looking forward to the fourth quarter, due to a combination of weakness in sales at Mervyn's and DSD and the growth in lower margin merchandise sales at Target, management is concerned about the level of profitability for the quarter, and remains cautious about the holiday retail season overall.

  Other Performance Factors
  -------------------------

  The last-in first-out (LIFO) provision was zero for the third quarter and nine-month period ended October 28, 1995, compared with a credit of $10 million ($.08 per share) for the same periods last year. Management does not currently expect a material LIFO charge or credit for the total year.

  Net interest expense increased $3 million ( $.02 per share) in the third quarter and $7 million ($.05 per share) for the first nine-months of 1995 compared with the same periods last year, as higher average debt balances were partially offset by lower average portfolio interest rates. This trend is expected to continue through the remainder of 1995. As a result of the accounts receivable securitization transaction, the Corporation should continue to realize interest expense savings due to the replacement of debt with the securitization proceeds.

  At the end of third quarter, the estimated annual effective income tax rate for 1995 is 39.2%. This compares with an estimated rate of 39.0% in third quarter 1994.

  ANALYSIS OF FINANCIAL CONDITION

  The company's financial condition remains strong. The ratio of debt to total capitalization was 63%, compared with 61% a year ago and 57% at year end.
  This debt ratio calculation includes the off-balance sheet operating leases and the $400 million of securitized accounts receivable. The debt ratio calculated on a balance-sheet-only-basis was 59% at the end of third quarter 1995, compared to 59% and 54%, for 1994 third quarter and year end, respectively. The higher ratio at the end of 1995 third quarter in comparison to year end reflects a seasonal build-up of inventories and the additional capital invested in new stores and remodels.

  At October 28, 1995, working capital was $1,391 million, or 12% lower than a year ago. Accounts receivable decreased 14% compared to a year ago, reflecting the sale of $400 million of receivables. Accounts receivable decreased 26% from year-end due to the sale of receivables as well as the typical reduction from a seasonal high balance.

  Merchandise inventories and accounts payable increased 9% and 11%, respectively, compared to third quarter 1994, primarily as a result of new store growth. Merchandise inventories and accounts payable increased 44% and 33%, respectively, compared to year-end, due to new store growth and the seasonal build-up of inventories.

  Capital expenditures for the nine-month period were $1.1 billion, compared with $796 million for the same period a year ago, reflecting the additional capital invested in new stores and store remodels. Approximately 67% of these expenditures were made by Target, 21% by Mervyn's, 11% by DSD and 1% by Corporate.

  Capital investment in 1996 is expected to be approximately $1.4 billion for the construction of new stores, remodeling of existing stores and other capital support. In the upcoming year, Target plans to open 65 to 75 net new stores in existing and new markets and add two new distribution centers. Mervyn's plans to open four to six new stores in existing markets and DSD plans to open a Twin Cities Dayton's store, a Detroit Hudson's store and two Marshall Field's Home stores in Chicago.

  STORE DATA

  At October 28, 1995, Target operated 673 stores in 33 states, Mervyn's operated 295 stores in 16 states and DSD operated 64 stores in nine states, for a total of 1,032 stores in 34 states. During the quarter, the Corporation opened 28 Target stores, two Mervyn's stores and one DSD store.

  Retail square footage was as follows:

                               OCTOBER 28,  January 28,  October 29,
          (In thousands)             1995         1995         1994
          ---------------------------------------------------------
          Target                   71,200       64,446       64,175
          Mervyn's                 24,160       23,130       23,068
          DSD                      14,099       13,824       13,824
          ---------------------------------------------------------
            Total                 109,459      101,400      101,067
          =========================================================

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

          (10).  Not applicable

          (11).  Statements re Computations of Per Share Earnings

          (12).  Statements re Computations of Ratios

          (15).  Not applicable

          (18).  Not applicable

          (19).  Not applicable

          (22).  Not applicable

          (23).  Not applicable

          (24).  Not applicable

          (27).  Financial Data Schedule

          (99).  Not applicable

      b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended October 28, 1995.

                                   Signatures
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAYTON HUDSON CORPORATION
                                          Registrant



  Date: December 8, 1995              By  /s/ Douglas A. Scovanner
                                         ------------------------------
                                         Douglas A. Scovanner
                                         Senior Vice President and
                                         Chief Financial Officer



  Date: December 8, 1995              By  /s/ J.A. Bogdan
                                         ------------------------------
                                         JoAnn Bogdan
                                         Controller and
                                         Chief Accounting Officer

  Exhibit Index
  -------------



  (11).  Statements re Computations of Per Share Earnings

  (12).  Statements re Computations of Ratios

  (27).  Financial Data Schedule