Form 10-K405
period 1996-02-03
DAYTON HUDSON CORP
filed 1996-04-18
CIK 27419

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
(MARK ONE)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended February 3, 1996
                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the Transition period from _____ to _____

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

                              ------------------

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

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes  X   No
                                                                    ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 29, 1996 was $6,515,440,677, based on the closing price of $84.875 per share of Common Stock as reported on the New York Stock Exchange-- Composite Index and $1,040.00 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

    Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. March 29, 1996: 72,019,463 shares of common stock, par value $1.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1995 Annual Report to Shareholders are incorporated into Parts I and II.

2. Portions of Registrant's Proxy Statement dated April 18, 1996 are incorporated into Part III.
===============================================================================

                                    PART I

ITEM 1. BUSINESS.

  The first paragraph of Fourth Quarter Results, Page 19; Analysis of Financial Condition, Page 20; Performance Objectives, Page 21; Internal Credit, Page 22; Business Segment Comparisons, excluding years 1990-1992, Page 23; first textual paragraph of Summary of Accounting Policies -- Organization, page 25; Quarterly Results, Page 33 and the non-textual information relating to stores on Pages 14 and 15 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2. PROPERTIES.

  Leases, Page 27 and the list of store locations on Pages 14 and 15 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

  Commitments and Contingencies, Page 27 of Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  Not Applicable.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Registrant as of April 1, 1996 and their positions and ages, are as follows:


NAME                  TITLE                                                  AGE

Robert J. Ulrich      Chairman, Chief Executive Officer, Chairman of the      52
                      Executive Committee and Director of Registrant;
                      Chairman and Chief Executive Officer of Target (a
                      division of Registrant)

Kenneth B. Woodrow    President of Target                                     51

Larry V. Gilpin       Executive Vice President, Team, Guest and Community     52
                      Relations of Target

Robert G. McMahon     Senior Vice President, Property Development of Target   47

John E. Pellegrene    Executive Vice President, Marketing of Target           59

Gregg W. Steinhafel   Executive Vice President, Merchandising of Target       41

Paul W. Sauser        President and Chief Operating Officer of Mervyn's       48
                      (a subsidiary of Registrant)

Raj Joneja            Executive Vice President, Merchandising of Mervyn's     48

Linda L. Ahlers       President of the Department Store Division (a           45
                      division of Registrant)

Vivian M. Stephenson  Senior Vice President and Chief Information Officer     58
                      of Registrant

James T. Hale         Senior Vice President, General Counsel and              55
                      Secretary of Registrant

Douglas A. Scovanner  Senior Vice President and Chief Financial Officer       40
                      of Registrant

Gerald L. Storch      Senior Vice President, Strategic Planning               39
                      of Registrant

Edwin H. Wingate      Senior Vice President, Personnel of Registrant          63

JoAnn Bogdan          Controller and Chief Accounting Officer                 43
                      of Registrant

                                        1

Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1996 is set forth below.

ROBERT J. ULRICH Chief Executive Officer, Chairman of the Board and Chairman of the Executive Committee of Registrant since 1994. Chairman and Chief Executive Officer of Target since 1987.

KENNETH B. WOODROW President of Target since 1994, Vice Chairman of Target from 1993 to 1994 and Executive Vice President of Target from 1989 to 1993.

LARRY V. GILPIN Executive Vice President of Target since 1995 and Senior Vice President of Target from 1981 to 1995.

ROBERT G. MCMAHON Senior Vice President of Target since 1991 and Vice President of Target from 1990 to 1991.

JOHN E. PELLEGRENE Executive Vice President of Target since 1995 and Senior Vice President of Target from 1988 to 1995.

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

RAJ JONEJA Executive Vice President of Mervyn's since 1994. Vice President of Amcena Corporation (a retail company) from 1989 to 1994.

LINDA L. AHLERS President of the Department Store Division since February 1996 and Executive Vice President, Merchandising of the Department Store Division from August 1995 to February 1996. Senior Vice President of Target from 1989 to 1995.

VIVIAN STEPHENSON Senior Vice President of Registrant since 1995. Senior Vice President, MIS of Mervyn's from 1994 to 1995 and Vice President, MIS of Mervyn's from 1990 to 1994.

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

GERALD L. STORCH Senior Vice President of Registrant since 1993. Principal with McKinsey & Company (a consulting firm) from 1982 to 1993.

EDWIN H. WINGATE Senior Vice President of Registrant since 1980.

JOANN BOGDAN Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Dividends Declared Per Share and Common Stock Price, Page 33 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The data on years 1991-1995 in the Summary Financial and Operating Data (excluding Other Data), Page 35; Notes to Consolidated Financial Statements, Pages 23, 25, 27, 29 and 31-33 (excluding years 1990-1992 on page 23) and the Report of Independent Auditors, Page 34 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis, Pages 16-22 and the second textual paragraph of Postretirement Health Care Benefits, Page 32 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Pages 23-33 and 35 (excluding years 1990-1992 on Page 23 and years
1985-1990 and Other Data in the Summary Financial and Operating Data on Page 35) and the Report of Independent Auditors, Page 34 of Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Election of Directors, Pages 1-7 of Registrant's Proxy Statement dated April 18, 1996, is incorporated herein by reference. See also Item X of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    Executive Compensation, Pages 7-13 and Director Compensation, Pages 19-20 of Registrant's Proxy Statement dated April 18, 1996, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Outstanding Shares and Voting Rights, Pages 22-23 of Registrant's Proxy Statement dated April 18, 1996, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS:

    Consolidated Results of Operations for the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994.

    Consolidated Statements of Financial Position at February 3, 1996 and January 28, 1995.

    Consolidated Statements of Cash Flows for the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994.

    Consolidated Statements of Shareholders' Investment for the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994.

    Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 23, 25, 27, 29 and 31-33 (excluding years 1990-1992 on Page 23) and the Report of Independent Auditors on Page 34 in Registrant's 1995 Annual Report to Shareholders.

    FINANCIAL STATEMENT SCHEDULE:

    For the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994

        II--Valuation and Qualifying Accounts

b)  REPORTS ON FORM 8-K

    Form 8-K dated February 8, 1996.

c)   EXHIBITS

  (2)     Not Applicable

  (3)A.   Articles of Incorporation Incorporated by reference to Exhibit
          (3)A. to Registrant's Form 10-K Report for the year ended January 30, 1993 ("1992 10-K").

     B.   By-Laws, as amended through September 13, 1995.

  (4) Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

  (9)     Not Applicable

 (10)A.   Executive Incentive Plan (PTOC&EVA(R)) (a)

     B.   Director Stock Option Plan of 1995 (b)

     C.   Executive Incentive Plan (Personal Score) (c)

     D.   Excess Benefit Plan (d)

     E.   Supplemental Pension Plan I (e)

     F.   Executive Long-Term Incentive Plan of 1981, as amended and restated.
          (f)

     G.   Supplemental Pension Plan II (g)

     H.   Supplemental Pension Plan III (h)

     I.   Deferred Compensation Plan (i)

     J.   Deferred Compensation Plan for Directors (j)

     K.   Income Continuance Policy (k)

     L.   SMG Income Continuance Policy (l)

     M.   SMG Executive Deferred Compension Plan (m)

     N.   Director Deferred Compensation Plan (n)

 (11)     Statements re Computations of Per Share Earnings

 (12)     Statements re Computations of Ratios

 (13) 1995 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

 (16)     Not Applicable

 (18)     Not Applicable

 (19)     Not Applicable

 (21)     List of Subsidiaries

 (22)     Not Applicable

 (23)     Consent of Independent Auditors

 (24)     Powers of Attorney

 (27)     Financial Data Schedule

 (28)     Not Applicable

 (99)(I)  Registrant's Form 11-K Report

    (II) Registrant's Proxy Statement dated April 18, 1996 (only those portions specifically incorporated by reference shall be deemed filed with the Commission) (o)

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

(a) Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19, 1995.

(b) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 19, 1995.

(c) Incorporated by reference to Exhibit C to Registrant's Form 10-K Report for the year ended January 29, 1994.

(d)  Incorporated by reference to Exhibit (10)D. to Registrant's 1992 10-K.

(e) Incorporated by reference to Exhibit (10)E. to Registrant's Form 10-K Report for the year ended January 28, 1995 ("1994 10-K").

(f) Incorporated by reference to Exhibit (10)B. to Registrant's Form 10-Q Report for the quarter ended October 29, 1994.

(g)  Incorporated by reference to Exhibit (10)G. to Registrant's 1994 10-K.

(h)  Incorporated by reference to Exhibit (10)H. to Registrant's 1994 10-K.

(i)  Incorporated by reference to Exhibit (10)I. to Registrant's 1992 10-K.

(j)  Incorporated by reference to Exhibit (10)J. to Registrant's 1992 10-K.

(k)  Incorporated by reference to Exhibit (10)A. to Registrant's 1992 10-K.

(l)  Incorporated by reference to Exhibit (10)B. to Registrant's 1992 10-K.

(m)  Incorporated by reference to Exhibit (10)M. to Registrant's 1994 10-K.

(n)  Incorporated by reference to Exhibit (10)N. to Registrant's 1994 10-K.

(o) Incorporated by reference to Registrant's Proxy Statement dated April 18, 1996 (only those portions specifically incorporated by reference shall be deemed filed with the Commission).
______________________
/(R)/ EVA is a registered trademark.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DAYTON HUDSON CORPORATION

                                              By   /S/ DOUGLAS A. SCOVANNER
                                                   -----------------------------
                                                   Douglas A. Scovanner
                                                   SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

Dated: April 10, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   /S/ BOB ULRICH
                                                   -----------------------------
                                                   Robert J. Ulrich
                                                   CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

Dated: April 10, 1996
                                                   /S/ DOUGLAS A. SCOVANNER
                                                   -----------------------------
                                                   Douglas A. Scovanner
                                                   SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

Dated: April 10, 1996

                                                   /S/ J.A. BOGDAN
                                                   -----------------------------
                                                   JoAnn Bogdan
                                                   CONTROLLER AND
                                                   CHIEF ACCOUNTING OFFICER

Dated: April 10, 1996

RAND V. ARASKOG                     MICHELE J. HOOPER
LIVIO D. DESIMONE                   JAMES A. JOHNSON
ROGER A. ENRICO                     MARY PATTERSON MCPHERSON
WILLIAM W. GEORGE                   SOLOMON J. TRUJILLO
ROGER L. HALE                       ROBERT J. ULRICH
BETTY RUTH HOLLANDER                JOHN R. WALTER             Directors



    Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being a majority of the Directors of the Registrant.

                                              By   /S/ DOUGLAS A. SCOVANNER
                                                   -----------------------------
                                                   Douglas A. Scovanner
                                                   ATTORNEY-IN-FACT

Dated: April 10, 1996

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEARS 1995, 1994 AND 1993
                            (MILLIONS OF DOLLARS)

COLUMN A                             COLUMN B      COLUMN C      COLUMN D       COLUMN E
- --------                            ----------    ----------    ----------     ----------
                                                   ADDITIONS
                                    BALANCE AT    CHARGED TO                   BALANCE AT
                                    BEGINNING      COSTS AND        (1)          END OF
DESCRIPTIONS                        OF PERIOD      EXPENSES     DEDUCTIONS       PERIOD
- ------------                        ----------    ----------    ----------     ----------
Allowance for Doubtful Accounts
 1995............................      $46            $93           $70           $69
 1994............................       35             66            55            46
 1993............................       37             53            55            35

____________________
(1) Accounts determined to be uncollectible are charged against reserve, net of collections on accounts previously charged against reserve.

================================================================================

                                   EXHIBITS
                                  FILED WITH
                          DAYTON HUDSON CORPORATION
                                  FORM 10-K
                       FOR YEAR ENDED FEBRUARY 3, 1996

 (3)B.    By-Laws, as amended through September 13, 1995

(11)      Statements re Computations of Per Share Earnings

(12)      Statements re Computations of Ratios

(13) 1995 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

(21)      List of Subsidiaries

(23)      Consent of Independent Auditors

(24)      Powers of Attorney

(27)      Financial Data Schedule

(99)(I)   Registrant's Form 11-K Report

================================================================================