Form 10-Q
period 1996-05-04
DAYTON HUDSON CORP
filed 1996-06-14
CIK 27419

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended   May 4, 1996
                                                ----------------



                        Commission file number  1-6049
                                              --------



                           Dayton Hudson Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Minnesota                                 41-0215170
- --------------------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


 777 Nicollet Mall    Minneapolis, Minnesota             55402 - 2055
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (612) 370-6948
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

The number of shares outstanding of common stock as of May 4, 1996 was 72,083,978.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of Operations for the Three      1
           Months and Twelve Months ended May 4, 1996 and April 29, 1995

           Condensed Consolidated Statements of Financial Position at      2
           May 4, 1996, February 3, 1996 and April 29, 1995

           Condensed Consolidated Statements of Cash Flows for the Three   3
           Months ended May 4, 1996 and April 29, 1995

           Notes to Condensed Consolidated Financial Statements            4

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS    5-8
           AND FINANCIAL CONDITION


PART II  OTHER INFORMATION:

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        10

         Signatures                                                       11

         Exhibit Index                                                    12

                         PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED                                                  Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                            and Subsidiaries

(Millions of Dollars, Except per share data)              Three Months Ended  Twelve Months Ended
- -------------------------------------------------------------------------------------------------
                                                           MAY 4,    April 29,  MAY 4,   April 29,
(Unaudited)                                                 1996       1995      1996*     1995
- -------------------------------------------------------------------------------------------------
REVENUES                                                   $5,380     $4,757   $24,139    $21,603
COSTS AND EXPENSES
 Cost of retail sales, buying and occupancy                 3,949      3,504    17,972     15,887
 Selling, publicity and administrative                        985        889     4,139      3,687
 Depreciation and amortization                                157        144       607        559
 Interest expense, net                                        109        107       444        427
 Taxes other than income taxes                                112         95       426        375
- -------------------------------------------------------------------------------------------------
 Total Costs and Expenses                                   5,312      4,739    23,588     20,935
- -------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                   68         18       551        668
Provision for Income Taxes                                     27          7       210        262
- -------------------------------------------------------------------------------------------------
NET EARNINGS                                               $   41     $   11   $   341    $   406
=================================================================================================

PRIMARY EARNINGS PER SHARE                                 $ 0.50     $ 0.10   $  4.43    $  5.38
FULLY DILUTED EARNINGS PER SHARE                           $ 0.49     $ 0.10   $  4.27    $  5.16
=================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.44     $ 0.44   $  1.76    $  1.70
AVERAGE COMMON SHARES OUTSTANDING (Millions):
 Primary                                                     72.6       72.1      72.4       72.0
 Fully Diluted                                               76.8       76.3      76.5       76.2
=================================================================================================

*Consisted of 53 weeks.
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries


                                               MAY 4,   February 3,    April 29,
(Millions of Dollars)                           1996         1996*         1995
- --------------------------------------------------------------------------------
ASSETS                                    (UNAUDITED)                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                   $   230       $   175      $   187
 Accounts receivable                           1,383         1,510        1,610
 Merchandise inventories                       3,175         3,018        3,031
 Other                                           217           252          171
- --------------------------------------------------------------------------------
 Total Current Assets                          5,005         4,955        4,999
PROPERTY AND EQUIPMENT                        10,389        10,224        9,288
 Accumulated depreciation                     (3,006)       (2,930)      (2,700)
                                             -------       -------      -------
 Property and Equipment, net                   7,383         7,294        6,588
OTHER                                            397           321          353
- -------------------------------------------------------------------------------
TOTAL ASSETS                                 $12,785       $12,570      $11,940
===============================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Current portion of long-term debt and
  notes payable                              $   362       $   182      $   247
 Accounts Payable                              2,080         2,247        1,921
 Other                                         1,104         1,094        1,040
- -------------------------------------------------------------------------------
 Total Current Liabilities                     3,546         3,523        3,208
LONG-TERM DEBT                                 5,125         4,959        4,922
DEFERRED INCOME TAXES AND OTHER                  628           623          583
CONVERTIBLE PREFERRED STOCK, NET                  51            62           50
SHAREHOLDERS' INVESTMENT                       3,435         3,403        3,177
- -------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 INVESTMENT                                  $12,785       $12,570      $11,940
===============================================================================

COMMON SHARES OUTSTANDING (Millions)            72.1          72.0         71.8
===============================================================================

* The February 3, 1996 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


(Millions of Dollars)                                       Three Months Ended
- ------------------------------------------------------------------------------
                                                            MAY 4,   April 29,
(Unaudited)                                                  1996       1995
- ------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                 $  41       $  11
Reconciliation to cash flow:
   Depreciation and amortization                               157         144
   Deferred tax provision                                      (28)         (4)
   Other non-cash items affecting earnings                      44          23
   Changes in operating accounts providing/(requiring) cash:
     Accounts receivable                                       127         200
     Merchandise inventories                                  (157)       (254)
     Accounts payable                                         (167)        (40)
   Other                                                        74        (130)
- ------------------------------------------------------------------------------
Cash Flow Provided / (Required) by Operations                   91         (50)
==============================================================================

INVESTING ACTIVITIES
Expenditures for property and equipment, net                  (350)       (347)
- ------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                   (350)       (347)
- ------------------------------------------------------------------------------
Net Financing Requirements                                    (259)       (397)
==============================================================================

FINANCING ACTIVITIES
Increase in notes payable, net                                 131         340
Additions to long-term debt                                    300         150
Reductions of long-term debt                                   (85)        (17)
Dividends paid                                                 (37)        (37)
Other                                                            5           1
- ------------------------------------------------------------------------------
Cash Flow Provided for Financing Activities                    314         437
==============================================================================

Net Increase in Cash and Cash Equivalents                       55          40

Cash and Cash Equivalents at Beginning of Period               175         147
- ------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 230       $ 187
==============================================================================

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $95 million and $127 million for the first three months of 1996 and 1995, respectively. Cash paid for interest (including interest capitalized) in the first three months of 1996 and 1995 was $69 million and $64 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED                        Dayton Hudson Corporation
FINANCIAL STATEMENTS                                            and Subsidiaries


ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Corporation's 1995 Annual Shareholders' Report throughout pages 23-34. As explained on page 33 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, earnings for periods which exclude the Holiday season are not indicative of the operating results that may be expected for the full fiscal year.

PER SHARE DATA

Primary earnings per share equals net earnings, less dividend requirements on ESOP preferred stock, divided by the average number of common shares and common share equivalents outstanding during the period. Fully diluted earnings per share assumes conversion of the ESOP preferred stock into common stock. Net earnings are also adjusted for the additional expense required to fund the ESOP debt service, which results from the assumed replacement of the ESOP preferred dividends with common stock dividends. References to earnings per share relate to fully diluted earnings per share.

PROPERTY AND EQUIPMENT

During first quarter 1996, the Corporation adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss recorded upon adoption was not significant to the Corporation's results of operations or financial condition taken as a whole.

LONG-TERM DEBT

During the first quarter of 1996, the Corporation issued $300 million of long-term debt at 6.4%, maturing in 2003. The proceeds from the issuance were used for general corporate purposes. Also during first quarter, the Corporation purchased $30 million of 9.875% sinking fund debentures, due June 1, 2017, for approximately $32 million and recorded a one-time charge of $2 million ($.02 per share) related to the transaction. The replacement of this debt with lower interest rate financing will result in future interest expense savings.

LINES OF CREDIT

During first quarter, the Corporation renegotiated the committed credit agreements to extend the term and increase the total lines of credit from $1.4 billion to $1.6 billion, of which $800 million matures in 1997 and $800 million matures in 2001. The committed credit agreements, which support our commercial paper program, had no balances outstanding during the quarter.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current-year presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              FIRST QUARTER 1996



ANALYSIS OF OPERATIONS

First quarter 1996 net earnings were $41 million, or $.49 per share, compared with net earnings of $11 million, or $.10 per share, for the same period last year. The improvement in first quarter net earnings is primarily due to very strong sales and earnings performance at Target combined with a rebound in profitability at Mervyn's, as well as operating expense savings associated with our corporation-wide cost reduction initiatives.


The following table reflects the significant components of the year-over-year change in earnings per share:

                                               First Quarter
          ---------------------------------------------------
          1995 Earnings Per Share                      $ .10

          Changes in earnings per share due to:
            Gross margin rate                            .09
            Operating expense rate                       .48
            Start-up expense                            (.06)
            Interest expense, net                       (.02)
            Corporate and other expense, net            (.10)
          ---------------------------------------------------

          1996 Earnings Per Share                      $ .49
          ===================================================

Strong growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, the Corporation's overall revenue growth and total operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the sales mix between divisions had remained constant with first quarter 1995, the gross margin rate variance would have been $.10 more favorable and the operating expense rate would have been $.14 less favorable.

The overall gross margin rate favorability to prior year is the result of gross margin improvement at all three divisions offset by Target's growing influence on the Corporation's overall margin structure. The overall operating expense rate improvement reflects significant improvement at Mervyn's, strong sales leveraging and reduced marketing expense at Target, and Target's increasing influence on the expense rate structure of the Corporation, partially offset by increased store expenses at DSD.


Revenues
- --------

Total revenues increased 13% in the first quarter, while comparable-store revenues (revenues from stores open longer than a year) rose 7%.

Revenues by business segment were as follows:

                            First Quarter      Percentage Change
                        -----------------    -------------------
                         MAY 4,  April 29,      All   Comparable
(Millions of Dollars)     1996       1995    Stores       Stores
                        ------   --------    ------   ----------
 Target                 $3,723     $3,157        18%           9%
 Mervyn's                  967        914         6            3
 DSD                       690        686         -           (1)
                        ------     ------        --           --
 Total                  $5,380     $4,757        13%           7%
                        ======     ======        ==           ==

Target's increase in revenues over the prior year reflects the strength of base-business sales, new-store expansion, and increased sales, finance-charge revenues and late-fee revenues associated with the continued growth of the Target Guest Card. Mervyn's total and comparable-store revenue increases in first quarter were primarily due to new store growth and improved sales results, reflecting positive guest response to the strategy changes implemented during the later half of 1995. As anticipated, DSD's total revenues were flat to last year and comparable-store revenues declined slightly due to fewer promotional event days associated with its new strategy, partially offset by increased sales in better merchandise categories.

OPERATING PROFIT

First quarter 1996 operating profit increased 47% over the prior year. Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.

Operating profit by business segment was as follows:

                                  Three Months Ended
                            -----------------------------
                            MAY 4,  April 29,  Percentage
(Millions of Dollars)        1996       1995       Change
                            -----   --------   ----------
 Target                     $ 133      $  97           37%
 Mervyn's                      39          1          100+
 DSD                           28         38          (26)
                            -----      -----          ---
 Total                      $ 200      $ 136           47%
                            =====      =====          ===

Operating profit reflects a reduction of finance-charge revenues as well as a reduction of bad debt expense related to the sale of securitized accounts receivable. The net reduction to operating profit by business segment was $(1) million, $(3) million and $(2) million for Target, Mervyn's and DSD, respectively, for the three months ended May 4, 1996. The total reduction of $(6) million was offset by comparable interest expense savings due to the replacement of debt with the securitization proceeds. There was no reduction for the three months ended April 29, 1995.

TARGET'S first quarter operating profit increased 37% over the same period last year, reflecting a 9% comparable-store revenue growth, as well as gross margin rate and operating expense rate improvements. Target's first quarter gross margin rate improved primarily due to markdown rate favorability while the operating expense rate was favorable due to strong sales leveraging and reduced marketing expenses. In first quarter 1996, Target realized approximately 10% of the $50 million annualized cost savings identified as part of its broad-based cost reduction program. Looking forward, Target's gross margin rate is expected to remain reasonably stable and its operating expense rate should continue to show improvement over prior year, reflecting strong expense control as well as the annualization of higher store payroll costs.

MERVYN'S operating profit for the quarter increased to $39 million from $1 million for the first quarter last year. Mervyn's gross margin rate increased significantly over the prior year, due to higher markup and lower clearance markdowns, partially offset by higher promotional markdowns, consistent with its intensified promotional strategy implemented in 1995. As a result of its $100 million cost reduction program, Mervyn's realized substantial improvement in its operating expense rate in first quarter 1996 as a result of cost reductions primarily in the areas of stores, marketing and headquarters. Mervyn's is expected to continue to achieve operating profit improvement through gross margin rate favorability, particularly during the second quarter despite expected negative comparable-store sales, and further realization of operating expense savings throughout the year.

DSD'S first quarter operating profit declined, as expected, to $28 million from $38 million in the prior year. The gross margin rate increased, reflecting lower promotional markdowns, in line with its new strategy. The operating expense rate was unfavorable to prior year due to lower sales leveraging and higher store expenses related to increased staffing to improve guest service. DSD's second quarter operating profit is expected to be below last year, reflecting slightly negative comparable-sales and an unfavorable operating expense rate partially offset by a gross margin rate improvement. As a result of its new strategy, DSD's profitability is expected to improve in the second half of the year.


Other Performance Factors
- -------------------------

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 1996 and 1995. The cumulative LIFO provision was $77 million at May 4, 1996 and February 3, 1996, and $60 million at April 29, 1995.

Net interest expense for the quarter increased $2 million over last year, as higher average debt balances were partially offset by lower average portfolio interest rates and interest savings related to the replacement of debt with the proceeds from the sale of securitized accounts receivable. Higher average debt balances and lower average portfolio interest rates are expected to continue throughout the remainder of the year.

The estimated annual effective income tax rate is 39.5% for 1996, unchanged from the first quarter 1995 estimated annual rate.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations, was 56% at the end of first quarter 1996, compared with 54% a year ago and 53% at year end. We expect to maintain a year end debt ratio of 45% to 55% for our retail operations, however due to the seasonality of our business, quarterly comparisons will fluctuate and may fall outside of this range.

At May 4, 1996, working capital was $1,459 million, down 19% compared to a year ago, principally due to the decrease in accounts receivable of $227 million from first quarter 1995. The decrease in accounts receivable reflects $173 million in growth offset by a $400 million reduction related to the securitized accounts receivable sold in September 1995. The decline in accounts receivable from year end of 8% reflects a typical reduction from seasonally high levels. Compared to last year, merchandise inventories increased approximately $144 million, or 5%, as a result of new store growth. This inventory growth was more than fully funded by a $159 million, or 8%, increase in accounts payable.

First quarter 1996 capital expenditures were $350 million, compared with $347 million for the same period a year ago. Approximately 83% of these expenditures were made by Target, 5% by Mervyn's, and 12% by DSD.

We continue to fund the growth in our business through a combination of debt and retained earnings. Our debt has increased $318 million compared to a year ago and our shareholders' investment has grown by $258 million.


STORE DATA

At May 4, 1996, Target operated 688 stores in 34 states, Mervyn's operated 297 stores in 16 states and DSD operated 64 stores in nine states. During the quarter, the Corporation opened 18 Target stores and two Mervyn's stores.

Retail square footage was as follows:

(In thousands, reflects total square feet, less   MAY 4,  February 3,  April 29,
office, warehouse and vacant space)                1996      1996        1995
- -------------------------------------------------------------------------------
Target                                            73,301      71,108     65,855
Mervyn's                                          24,281      24,113     23,205
DSD                                               13,870      13,870     13,587
- -------------------------------------------------------------------------------
Total                                            111,452     109,091    102,647
===============================================================================

                          PART II. OTHER INFORMATION
                          --------------------------



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    a)  The Company held its Annual Shareholders' Meeting on May 22, 1996.

    c)  (1).   The shareholders voted for four director nominees for three-year terms. The vote was as follows:


               Name of Candidate       For      Withheld
               -----------------    ----------  ---------
               Livio D. DeSimone    62,579,441  2,257,325
               Roger A. Enrico      58,845,169  5,991,597
               William W. George    63,618,525  1,218,241
               James A. Johnson     63,619,427  1,217,339

               There were no abstentions and no broker non-votes.


        (2). The shareholders voted to approve the appointment of Ernst & Young LLP independent auditors of the Corporation. The vote was 64,480,516 for, 122,797 against and 233,453 abstentions. There were no broker non-votes.


        (3). The shareholders voted against the shareholder proposal concerning an equal employment and affirmative action report. The vote was 5,851,337 for, 50,446,108 against and 4,751,801 abstentions.  There were 3,787,520 broker non-votes.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits

        (2).   Not applicable

        (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

        (10). I. Deferred Compensation Plan - Senior Management Group (as amended April 10, 1996)
               J. Deferred Compensation Plan - Directors (as amended April 10,
                  1996)
               M. SMG Executive Deferred Compensation Plan (as amended April 10,
                  1996)
               N. Director Deferred Compensation Plan (as amended April 10,
                  1996)
               O. Contract

        (11).  Statements re Computations of Per Share Earnings

        (12).  Statements re Computations of Ratios

        (15).  Not applicable

        (18).  Not applicable

        (19).  Not applicable

        (22).  Not applicable

        (23).  Not applicable

        (24).  Not applicable

        (27).  Financial Data Schedule

        (99).  Not applicable

    b)  Reports on form 8-K:

               Filed during the quarter for which this report is filed:

               Form 8-K dated February 8, 1996 reporting a decrease in debt rating.

               Form 8-K dated May 1, 1996 reporting a decrease in debt rating.

               Filed subsequent to the end of the quarter for which this report is filed:

               Form 8-K dated June 12, 1996 reporting a stock split and an increase in the quarterly dividend.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                         Registrant



Date: June 14, 1996                    By  /s/ Douglas A. Scovanner
                                          ---------------------------
                                          Douglas A. Scovanner
                                          Senior Vice President and
                                          Chief Financial Officer



Date: June 14, 1996                    By  /s/ J.A. Bogdan
                                          -------------------------------
                                          JoAnn Bogdan
                                          Controller and
                                          Chief Accounting Officer

Exhibit Index
- -------------


(10).  I.  Deferred Compensation Plan - Senior Management Group (as amended
           April 10, 1996)
       J.  Deferred Compensation Plan - Directors (as amended April 10, 1996)
       M.  SMG Executive Deferred Compensation Plan (as amended April 10, 1996)
       N.  Director Deferred Compensation Plan (as amended April 10, 1996)
       O.  Contract

(11).  Statements re Computations of Per Share Earnings


(12).  Statements re Computations of Ratios

(27).  Financial Data Schedule