Form 10-Q
period 1996-08-03
DAYTON HUDSON CORP
filed 1996-09-13
CIK 27419

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ______________________

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended   August 3, 1996
                                                ---------------


                         Commission file number 1-6049
                                                ------


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

The number of shares outstanding of common stock as of August 3, 1996 was 216,731,031.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                       PAGE NO.
PART I   FINANCIAL INFORMATION:
         ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of               1
           Operations for the Three Months, Six
           Months and Twelve Months ended August 3,
           1996 and July 29, 1995

           Condensed Consolidated Statements of            2
           Financial Position at August 3, 1996,
           February 3, 1996 and July 29, 1995

           Condensed Consolidated Statements of            3
           Cash Flows for the Six Months ended
           August 3, 1996 and July 29, 1995

           Notes to Condensed Consolidated                4-5
           Financial Statements

         ITEM 2 - MANAGEMENT'S DISCUSSION AND             6-10
         ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

PART II  OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K        11

         Signatures                                       12

         Exhibit Index                                    13




                                                  PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                                                              Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                        and Subsidiaries




(Millions of Dollars, Except Per Share Data)               Three Months Ended        Six Months Ended     Twelve Months Ended
- -----------------------------------------------------------------------------------------------------------------------------
                                                         AUGUST 3,    July 29,   AUGUST 3,    July 29,  AUGUST 3,     July 29,
(Unaudited)                                                  1996        1995        1996        1995       1996*        1995
- -----------------------------------------------------------------------------------------------------------------------------
REVENUES                                                   $5,751      $5,236     $11,131      $9,993    $24,654     $ 22,037
COSTS AND EXPENSES
 Cost of retail sales, buying and
  occupancy                                                 4,197       3,896       8,146       7,400     18,273       16,264
 Selling, publicity and administrative                      1,009         937       1,994       1,826      4,211        3,755
 Depreciation and amortization                                159         147         316         291        619          570
 Interest expense, net                                        111         108         220         215        447          430
 Taxes other than income taxes                                108         101         220         196        433          384
- -----------------------------------------------------------------------------------------------------------------------------
 Total Costs and Expenses                                   5,584       5,189      10,896       9,928     23,983       21,403
- -----------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                  167          47         235          65        671          634
Provision for Income Taxes                                     66          19          93          26        257          249
- -----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                               $  101      $   28     $   142      $   39    $   414     $    385
=============================================================================================================================

PRIMARY EARNINGS PER SHARE                                 $ 0.44      $ 0.11     $  0.60      $ 0.14    $  1.81     $   1.69
FULLY DILUTED EARNINGS PER SHARE                           $ 0.42      $ 0.11     $  0.59      $ 0.14    $  1.74     $   1.62
=============================================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.16      $ 0.15     $  0.31      $ 0.29    $  0.60     $   0.57
AVERAGE COMMON SHARES OUTSTANDING
 (Millions):
 Primary                                                    218.7       216.9       218.2       216.6      217.6        216.2
 Fully Diluted                                              230.5       217.1       230.4       216.8      229.7        228.9
=============================================================================================================================

*Consisted of 53 weeks.

See accompanying Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS                                                                   Dayton Hudson Corporation
OF FINANCIAL POSITION                                                                                        and Subsidiaries

                                                                                    AUGUST 3,     February 3,       July 29,
(Millions of Dollars)                                                                    1996           1996*           1995
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (UNAUDITED)                    (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                                            $   221         $   175         $   175
 Accounts receivable                                                                    1,412           1,510           1,596
 Merchandise inventories                                                                3,228           3,018           3,111
 Other                                                                                    191             252             172
 ----------------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                   5,052           4,955           5,054
PROPERTY AND EQUIPMENT                                                                 10,401          10,224           9,670
 Accumulated depreciation                                                              (2,944)         (2,930)         (2,817)
                                                                                      -------         -------          ------
 Property and Equipment, net                                                            7,457           7,294           6,853
OTHER                                                                                     503             321             346
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $13,012         $12,570         $12,253
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Current portion of long-term debt and notes payable                                  $   228         $   182         $   284
 Accounts payable                                                                       2,176           2,247           2,165
 Other                                                                                  1,116           1,094           1,019
- -----------------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                              3,520           3,523           3,468
LONG-TERM DEBT                                                                          5,297           4,959           4,969
DEFERRED INCOME TAXES AND OTHER                                                           628             623             581
CONVERTIBLE PREFERRED STOCK, NET                                                           54              62              50
SHAREHOLDERS' INVESTMENT                                                                3,513           3,403           3,185
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S INVESTMENT                                        $13,012         $12,570         $12,253
=============================================================================================================================
COMMON SHARES OUTSTANDING (Millions)                                                    216.7           215.9           215.5
=============================================================================================================================

* The February 3, 1996 Consolidated Statement of Financial Position is condensed from the audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


(Millions of Dollars)                                          Six Months Ended
- -------------------------------------------------------------------------------
                                                           AUGUST 3,   July 29,
(Unaudited)                                                     1996       1995
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                   $ 142      $  39
Reconciliation to cash flow:
  Depreciation and amortization                                  316        291
  Deferred tax provision                                         (29)       (17)
  Other non-cash items affecting earnings                         46         42
  Changes in operating accounts providing/(requiring)cash:
    Accounts receivable                                           98        214
    Merchandise inventories                                     (210)      (334)
    Accounts payable                                             (71)       204
  Other                                                          112       (141)
- --------------------------------------------------------------------------------
Cash Flow Provided by Operations                                 404        298
================================================================================

INVESTING ACTIVITIES
Expenditures for property and equipment, net                    (682)      (760)
- --------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                     (682)      (760)
- --------------------------------------------------------------------------------
Net Financing Requirements                                      (278)      (462)
================================================================================

FINANCING ACTIVITIES
(Decrease)/increase in notes payable, net                        (24)       550
Additions to long-term debt                                      500        150
Reductions of long-term debt                                     (92)      (144)
Dividends paid                                                   (74)       (73)
Other                                                             14          7
- --------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                       324        490
================================================================================

Net Increase in Cash and Cash Equivalents                         46         28

Cash and Cash Equivalents at Beginning of Period                 175        147
- --------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 221      $ 175
================================================================================

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $205 million and $158 million during the first six months of 1996 and 1995, respectively. Cash paid for interest (including interest capitalized) in the first six months of 1996 and 1995 was $214 million and $216 million, respectively.

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

Due to the seasonal nature of the retail industry, earnings for periods which exclude the Holiday season are not necessarily indicative of the operating results that may be expected for the full year.

PER SHARE DATA

Primary earnings per share equals net earnings, less dividend requirements on ESOP preferred shares, divided by the average number of common shares and common share equivalents outstanding during the period. Fully diluted earnings per share assumes conversion of the ESOP preferred shares into common shares, unless the conversion is antidilutive. Net earnings are also adjusted for the additional expense required to fund the ESOP debt service, caused by the assumed replacement of the ESOP preferred dividends with common stock dividends, unless the conversion is antidilutive. References to earnings per share relate to fully diluted earnings per share.

COMMON STOCK SPLIT

On June 12, 1996, the Board of Directors approved a three-for-one split of the Corporation's common stock. Two additional shares of common stock were distributed on July 17, 1996 to shareholders of record as of June 28, 1996. All earnings per share, dividends per share and common shares outstanding presented in this report reflect the stock split.

LONG-TERM DEBT

During the second quarter, the Corporation issued $200 million of long-term debt at 7.5% per annum, maturing in 2006. The proceeds from this issuance were used for general corporate purposes.

SUBSEQUENT EVENTS

On August 28, 1996, the Dayton Hudson Credit Card Master Trust issued a Series 1996-1 Class A Variable Funding Certificate backed by credit card receivables. This Certificate was issued at $300 million and may fluctuate based on financing needs. The Class A Certificate will be reflected as debt of Dayton Hudson Receivables Corporation (DHRC), a subsidiary of the Corporation, on the Corporation's Consolidated Statement of Financial Position. Accordingly, the coupon payment will be reflected in interest expense on the Corporation's Consolidated Results of Operations. The proceeds were used to repay outstanding commercial paper and for general corporate purposes.

The Corporation announced that DSD has entered into agreements to sell its four Marshall Field's stores in Texas. The agreements are subject to customary contingencies. The stores will continue to operate as Marshall Field's stores through the Holiday season. The transaction is anticipated to close at the end of December 1996 and is expected to result in an immaterial gain.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current-year presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                              SECOND QUARTER 1996


ANALYSIS OF OPERATIONS

Second quarter 1996 net earnings were $101 million, compared with $28 million for second quarter 1995. For the first half of 1996, net earnings increased to $142 million from $39 million for the same period a year ago. Earnings per share for the second quarter and the first half were $.42 and $.59, respectively, compared with $.11 and $.14 per share for the same periods last year.

The improvement in earnings for the second quarter and first half of the year was due to very strong sales and earnings performance at Target, a significant turnaround in profitability at Mervyn's and expense savings associated with our corporation-wide cost reduction initiatives.

The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                                                 Three      Six
                                                                Months   Months
- -------------------------------------------------------------------------------
1995 Earnings Per Share                                          $ .11    $ .14

Changes in earnings per share due to:
  Revenues                                                         .06      .06
  Gross margin rate                                                .18      .21
  Operating expense rate                                           .14      .30
  Start-up expenses                                               (.01)    (.03)
  Interest expense, net                                           (.01)    (.01)
  Corporate and other expense, net                                (.05)    (.08)
- -------------------------------------------------------------------------------
1996 Earnings Per Share                                          $ .42   $  .59
===============================================================================

Strong sales growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, for second quarter and for the six-month period the Corporation's overall revenue growth and total operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the sales mix between divisions had remained constant with the comparable periods in 1995, the gross margin rate variance would have been $.03 and $.07 more favorable and the operating expense rate would have been $.07 and $.12 less favorable for the second quarter and six months, respectively.

The overall gross margin rate favorability for the second quarter and six months reflects significant improvement at Target and Mervyn's. The overall operating expense rate improvement for the second quarter and first half reflects significant improvement at Mervyn's, strong sales leveraging and reduced expenses at Target, partially offset by increased store expenses at DSD.

Revenues
- --------

Total revenues increased 10% and 11% for the three- and six-month periods ended, respectively, while comparable-store revenues (revenues from stores open longer than one year) increased 3% and 5%, respectively.

Revenues by business segment were as follows :


(Millions of Dollars)               Three Months Ended        Percentage Change
                                   -------------------      -------------------
                                   AUGUST 3,  July 29,          All  Comparable
                                        1996      1995       Stores      Stores
                                   ---------  --------      -------  ----------
Target                               $ 4,078    $3,514           16%          7%
Mervyn's                                 999     1,030           (3)         (5)
DSD                                      674       692           (2)         (4)
                                     -------    ------          ---         ---
Total Revenues                       $ 5,751    $5,236           10%          3%
                                     =======    ======          ===         ===

                                      Six Months Ended        Percentage Change
                                   -------------------      -------------------
                                   AUGUST 3,  July 29,          All  Comparable
                                        1996      1995       Stores      Stores
                                   ---------  --------      -------  ----------
Target                               $ 7,801    $6,671           17%          8%
Mervyn's                               1,966     1,944            1          (1)
DSD                                    1,364     1,378           (1)         (2)
                                     -------    ------          ---         ---
Total Revenues                       $11,131    $9,993           11%          5%
                                     =======    ======          ===         ===

Target's strong revenue results reflect new store growth, strong base-business sales, and higher finance-charge revenues and late-fee revenues associated with the continued growth of the Target Guest Card. Mervyn's total and comparable-store revenues declined in the second quarter and were essentially flat in the first half. Due to its repositioning, DSD's total and comparable-store revenues declined for the second quarter and first half versus last year due to substantially fewer promotional days associated with its new strategy, partially offset by increased regular-price sales, particularly in better merchandise categories.

Operating Profit
- ----------------

Operating profit increased 77% and 64% for the second quarter and six-month period, respectively. Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.

Operating profit by business segment was as follows:


(Millions of Dollars)                               Three Months Ended
                                     ---------------------------------
                                     AUGUST 3,   July 29,   Percentage
                                          1996       1995       Change
                                     ---------   --------   ----------
Target                                   $ 240      $ 144           66%
Mervyn's                                    54          3          100+
DSD                                         10         24          (59)
                                         -----      -----          ---
Total Operating Profit                   $ 304      $ 171           77%
                                         =====      =====          ===


                                                      Six Months Ended
                                     ---------------------------------
                                     AUGUST 3,   July 29,   Percentage
                                          1996       1995       Change
                                     ---------   --------   ----------
Target                                   $ 373      $ 241           54%
Mervyn's                                    93          4         100+
DSD                                         38         62          (39)
                                         -----      -----         ----
Total Operating Profit                   $ 504      $ 307           64%
                                         =====      =====         ====

Operating profit reflects a reduction of finance-charge revenues as well as a reduction of bad debt expense related to the sale of securitized accounts receivable by DHRC in September, 1995. The net reduction to operating profit was $(2) million each for Target, Mervyn's and DSD for the three months ended August 3, 1996, and a net reduction of $(3) million, $(5) million and $(4) million, respectively, for the six-month period. The reductions to operating profit in both periods were offset by comparable interest expense savings due to the replacement of debt with securitization proceeds. There was no operating profit reduction for the three- or six-month periods ended July 29, 1995.

TARGET'S second quarter and six-month operating profit increases of 66% and 54% reflect strong total and comparable-store revenue growth as well as gross margin rate and operating expense rate improvements. Target's gross margin rate for the second quarter and first half of 1996 improved primarily due to promotional markdown favorability and higher markup. Target's improved operating expense rate for the second quarter and six-month period reflects strong sales leveraging and continued expense reduction. During the first half of 1996, Target realized approximately 50% of the $50 million annualized cost savings identified as part of its multi-year cost reduction program. Looking forward to the second half of the year, sales growth is expected to result in additional leveraging, which combined with continued cost reduction efforts, should produce continued year-over-year operating profit increases.

MERVYN'S operating profit for the second quarter and first half increased to $54 million and $93 million, respectively, from $3 million and $4 million for the comparable periods last year. The gross margin rate increased significantly in both periods reflecting increased markup and lower markdowns. Mervyn's operating expense rate for the second quarter and first half of 1996 also showed substantial improvement due to expense reductions in stores, marketing and headquarters, as a result of realizing one half of the 1996 savings expected from its cost reduction program. Looking forward, Mervyn's is expected to continue to achieve operating profit improvement over last year, although not to the degree experienced in the first half of 1996. Our second half plans continue to assume a slight comparable-store sales decline, a strong fourth quarter increase in the gross margin rate and further realization of operating expense savings throughout the year.

DSD'S second quarter and six-month operating profit declined compared with the same periods last year. The second quarter gross margin rate declined slightly due to higher clearance markdowns partially offset by lower promotional markdowns and higher markup. The six-month rate increased slightly. The operating expense rate for both the second quarter and first half was unfavorable to last year due to lower sales leverage and higher store expense related to increased staffing to improve guest service. In the second half of the year, DSD will continue to refine and implement its new strategy. The basic elements of this strategy include: improving guest service, offering better and more unique merchandise, reducing the number of storewide promotional days and continuing to pursue cost savings initiatives. Underlying trends in the second half are expected to include slightly negative comparable-store sales results, offset by improvement in the gross margin rate and a reduction in operating expenses due to various expense savings initiatives, resulting in moderate year-over-year growth for second half operating profit.

Other Performance Factors
- -------------------------

The last-in first-out (LIFO) provision was zero for the three- and six-month periods for both 1996 and 1995. The cumulative LIFO provision was $77 million at August 3, 1996 and February 3, 1996, and $60 million at July 29, 1995.

Net interest expense increased $3 million in the second quarter and $5 million in the first half of 1996 compared with the same periods last year. Higher average debt balances were substantially offset by lower average portfolio interest rates and interest savings resulting from the replacement of debt with the proceeds from the sale of securitized accounts receivable. Looking forward, this trend is expected to continue throughout 1996.

The estimated annual effective income tax rate is 39.5% for 1996, unchanged from the first half 1995 estimated annual rate.

  ANALYSIS OF FINANCIAL CONDITION

  Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations was 55% at the end of second quarter 1996, slightly higher than the same period last year. The increase from 53% at year-end 1995 reflects typical seasonality. Looking forward to year-end, this ratio is expected to be slightly lower than last year.

  At August 3, 1996, working capital was $1,532 million, down 3% from a year ago, principally due to $216 million in accounts receivable growth offset by the $400 million reduction related to the securitized accounts receivable sold in September 1995. The 6% decline in accounts receivable from year end reflects the typical reduction from seasonally high levels. Compared with second quarter 1995, merchandise inventories increased $117 million or 4% primarily as a result of Target's new store growth, partially offset by inventory reductions at Mervyn's and DSD. Total merchandise inventories increased 7% reflecting increases over the seasonally low year-end balances at all three divisions.

  Net capital expenditures for the first half of 1996 were $682 million, compared with $760 million for the same period a year ago. Approximately 84% of the current year expenditures were made by Target, 4% by Mervyn's and 12% by DSD.

  We continue to fund the growth in our business through a combination of debt, the sale of securitized accounts receivable and retained earnings. Our debt has increased $272 million compared with a year ago and our shareholders' investment has grown by $328 million.

  To support our objective of providing shareholders with an attractive total return on their investment, on June 12, 1996 the Board of Directors declared a 9% increase in the Corporation's quarterly dividend to 16 cents per common share.

  A key to the Corporation's liquidity is its ability to access a variety of capital markets. Subsequent to the quarter end, the Corporation, through its subsidiary DHRC, accessed the receivables-backed commercial paper market through the sale of a Series 1996-1 Class A Variable Funding Certificate in the amount of $300 million. This market represents an alternative source of variable rate funding.

  STORE DATA

  At August 3, 1996, Target operated 714 stores in 37 states, Mervyn's operated 299 stores in 16 states and DSD operated 66 stores in nine states. During the quarter, the Corporation opened 26 Target stores, two Mervyn's stores and two DSD stores.

Retail square footage was as follows:
                                                 AUGUST 3,  February 3,  July 29,
(In thousands, reflects total square feet, less     1996       1996        1995
  office, warehouse and vacant space)
- ---------------------------------------------------------------------------------
Target                                             76,519     71,108      68,198
Mervyn's                                           24,449     24,113      24,148
DSD                                                14,082     13,870      13,824
- ---------------------------------------------------------------------------------
Total Retail Square Footage                       115,050    109,091     106,170
=================================================================================

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits

          (2).  Not applicable

          (3).  Restated Articles of Incorporation (as amended July 17, 1996)

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

                                       DAYTON HUDSON CORPORATION
                                          Registrant



Date:  September 13, 1996              By /s/ Douglas A. Scovanner
                                         -------------------------
                                         Douglas A. Scovanner
                                         Senior Vice President and
                                         Chief Financial Officer



Date:  September 13, 1996              By /s/ J.A. Bogdan
                                         -------------------------
                                         JoAnn Bogdan
                                         Controller and
                                         Chief Accounting Officer

Exhibit Index
- -------------



  (3).   Restated Articles of Incorporation (as amended July 17, 1996)

  (11).  Statements re Computations of Per Share Earnings

  (12).  Statements re Computations of Ratios

  (27).  Financial Data Schedule