Form 10-Q
period 1996-11-02
DAYTON HUDSON CORP
filed 1996-12-13
CIK 27419

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended   November 2, 1996
                                               -----------------


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

The number of shares outstanding of common stock as of November 2, 1996 was 216,920,781.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                             PAGE NO.
PART I   FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of                    1
           Operations for the Three Months, Nine
           Months and Twelve Months ended November 2,
           1996 and October 28, 1995

           Condensed Consolidated Statements of                 2
           Financial Position at November 2, 1996,
           February 3, 1996 and October 28, 1995

           Condensed Consolidated Statements of                 3
           Cash Flows for the Nine Months ended
           November 2, 1996 and October 28, 1995

           Notes to Condensed Consolidated                     4-5
           Financial Statements

         ITEM 2 - MANAGEMENT'S DISCUSSION AND                  6-10
         ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

PART II  OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K              11

         Signatures                                             12

         Exhibit Index                                          13



                        PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED                                                                                     Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                               and Subsidiaries


(Millions of Dollars, Except Per Share Data)          Three Months Ended              Nine Months Ended         Twelve Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                             NOVEMBER 2,      October 28,      NOVEMBER 2,   October 28,   NOVEMBER 2,   October 28,
(Unaudited)                                        1996             1995             1996          1995          1996 *        1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                       $  6,073         $  5,573         $17,204        $15,566       $25,154       $22,564
COSTS AND EXPENSES
 Cost of retail sales, buying
 and occupancy                                    4,452            4,113          12,598        11 ,513        18,612        16,682
 Selling, publicity and administrative            1,041            1,023           3,033          2,849         4,227         3,872
 Depreciation and  amortization                     166              152             482            443           633           582
 Interest expense, net                              114              111             334            326           450           433
 Taxes other than income taxes                      109              103             329            299           439           399
-----------------------------------------------------------------------------------------------------------------------------------
 Total Costs and Expenses                         5,882            5,502          16,776         15,430        24,361        21,968
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and
 Extraordinary Charge                               191               71             428            136           793           596
Provision for Income Taxes                           75               27             169             53           306           234
-----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY
 CHARGE                                        $    116         $     44         $   259        $    83       $   487       $   362
Extraordinary Charge from Purchase
 and Redemption of Debt,
 Net of Tax                                           9                -              10              -            10             -
-----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                   $    107         $     44         $   249        $    83       $   477       $   362
===================================================================================================================================

PRIMARY EARNINGS PER SHARE:
Earnings Before Extraordinary Charge           $   0.51         $   0.18         $  1.11        $  0.32       $  2.14       $  1.58
Extraordinary Charge                              (0.04)               -           (0.04)             -         (0.04)            -
-----------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                     $   0.47         $   0.18         $  1.07        $  0.32       $  2.10       $  1.58
-----------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charge           $   0.49         $   0.18         $  1.08        $  0.32       $  2.05          1.52
Extraordinary Charge                              (0.04)               -           (0.04)             -         (0.04)            -
-----------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE               $   0.45         $   0.18         $  1.04        $  0.32       $  2.01          1.52
===================================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE            $   0.16         $   0.15         $  0.47        $  0.44       $  0.61          0.58
AVERAGE COMMON SHARES
 OUTSTANDING (Millions):
 Primary                                          218.8            217.0           218.4          216.8         217.8         216.2
 Fully Diluted                                    230.7            229.2           230.5          229.2         230.0         228.9

-----------------------------------------------------------------------------------------------------------------------------------

*Consisted of 53 weeks.

See accompanying Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS                                       Dayton Hudson Corporation
OF FINANCIAL POSITION                                                            and Subsidiaries


                                                NOVEMBER 2,        February 3,        October 28,
(Millions of Dollars)                                  1996              1996*               1995
-------------------------------------------------------------------------------------------------
ASSETS                                           (UNAUDITED)                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                         $   204            $   175            $   177
  Accounts receivable                                 1,581              1,510              1,338
  Merchandise inventories                             3,949              3,018              4,007
  Other                                                 257                252                198
-------------------------------------------------------------------------------------------------
  Total Current Assets                                5,991              4,955              5,720
PROPERTY AND EQUIPMENT                               10,572             10,224              9,968
  Accumulated depreciation                           (3,038)            (2,930)            (2,904)
                                                    -------            -------            -------
  Property and Equipment, net                         7,534              7,294              7,064
OTHER                                                   484                321                356
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $14,009            $12,570            $13,140
=================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Current portion of long-term debt and
    notes payable                                   $   658            $   182            $   625
  Accounts payable                                    2,662              2,247              2,613
  Other                                               1,174              1,094              1,091
-------------------------------------------------------------------------------------------------
  Total Current Liabilities                           4,494              3,523              4,329
LONG-TERM DEBT                                        5,235              4,959              4,968
DEFERRED INCOME TAXES AND OTHER                         633                623                588
CONVERTIBLE PREFERRED STOCK, NET                         51                 62                 54
SHAREHOLDERS' INVESTMENT                              3,596              3,403              3,201
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT      $14,009         $   12,570            $13,140
=================================================================================================
COMMON SHARES OUTSTANDING (Millions)                  216.9              215.9              215.7
=================================================================================================

*The February 3, 1996 Consolidated Statement of Financial Position is condensed from the audited financial statements.
 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


(Millions of Dollars)                                          Nine Months Ended
--------------------------------------------------------------------------------
                                                     NOVEMBER 2,     October 28,
(Unaudited)                                                 1996            1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charge                   $ 259        $    83
Reconciliation to cash flow:
   Depreciation and amortization                             482            443
   Deferred tax provision                                    (39)           (24)
   Other non-cash items affecting earnings                    72             53
   Changes in operating accounts
    providing/(requiring) cash:
     Accounts receivable                                     (71)            72
     Sale of securitized accounts                              -            400
      receivable
     Merchandise inventories                                (931)        (1,230)
     Accounts payable                                        409            652
Other                                                        170            (91)
-------------------------------------------------------------------------------
Cash Flow Provided by Operations                             351            358
===============================================================================
INVESTING ACTIVITIES
Expenditures for property and equipment, net                (972)        (1,121)
Other                                                          -              3
-------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                 (972)        (1,118)
-------------------------------------------------------------------------------
Net Financing Requirements                                  (621)          (760)
===============================================================================
FINANCING ACTIVITIES
Increase in notes payable, net                               261            888
Additions to long-term debt                                  700            150
Reductions of long-term debt                                (209)          (146)
Dividends paid                                              (114)          (111)
Other                                                         12              9
-------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                   650            790
===============================================================================
Net Increase in Cash and Cash Equivalents                     29             30
Cash and Cash Equivalents at Beginning of Period             175            147
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 204        $   177
===============================================================================

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $266 million and $197 million during the first nine months of 1996 and 1995, respectively. Cash paid for interest (including interest capitalized) in the first nine months of 1996 and 1995 was $292 million and $290 million, respectively.

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

In second quarter 1996, the Corporation's common stock was split three-for-one. All earnings per share, dividends per share and common shares outstanding presented in this report reflect the stock split.

LONG-TERM DEBT AND NOTES PAYABLE

During the quarter, the Corporation called and redeemed $112 million of 9.5% sinking fund debentures, due in 2016, for $117 million. The Corporation also called, for redemption in November 1996, an additional $145 million of 9.25% sinking fund debentures, due in 2016, for $151 million. An extraordinary charge of $9 million, net of tax, ($.04 per share) for early extinguishment of debt was recorded in the quarter related to these transactions.

During the third quarter, the Corporation issued $200 million of long-term debt at 6.8% per annum, maturing in 2001. Also in the quarter, the Dayton Hudson Credit Card Master Trust issued, for cash, a $300 million Series 1996-1 Class
A Variable Funding Certificate backed by credit card receivables. The outstanding Certificate amount may fluctuate based on financing needs. The Class A Certificate is debt of Dayton Hudson Receivables Corporation (DHRC), a subsidiary of the Corporation, and is included in the Corporation's Consolidated Statement of Financial Position. These proceeds were used for general corporate purposes. The issuance of this Certificate is a continuation of the use of securitized accounts receivable as a funding source. The $400 million of three-year certificates backed by credit card receivables issued in September 1995 were recorded as a sale.

SALE OF MARSHALL FIELD'S TEXAS STORES

In the third quarter DSD finalized agreements to sell three of the four Marshall Field's stores in Texas. The three stores will continue to operate as Marshall Field's through the Holiday season and the sale transactions are expected to close by the end of 1996. The remaining Texas store continues to be marketed and will operate until its expected sale, pending developer approval, in 1997. The exit of Marshall Field's from the Texas market is expected to result in an immaterial gain in the fourth quarter.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current-year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                               THIRD QUARTER 1996

ANALYSIS OF OPERATIONS

Third quarter 1996 net earnings before extraordinary charge were $116 million, compared with $44 million for third quarter 1995. For the nine-month period ending November 2, 1996, net earnings before extraordinary charge increased to $259 million from $83 million for the same period a year ago. Earnings per share before extraordinary charge for the third quarter and the nine-month period were $.49 and $1.08, respectively, compared with $.18 and $.32 for the same periods last year. Net earnings for third quarter and the nine-month period were reduced by an extraordinary charge, net of tax, related to the early extinguishment of debt of $9 million ($.04 per share) and $10 million ($.04 per share), respectively.

The improvement in earnings for the third quarter and first nine months of the year was due to strong sales and operating performance at Target, a significant increase in profitability at Mervyn's and expense savings associated with our corporation-wide cost reduction initiatives.

The following table illustrates the impact of the major factors contributing to the changes in earnings per share:

                                                  Three           Nine
                                                  Months         Months
-----------------------------------------------------------------------
1995 Earnings Per Share                           $ .18          $ .32

Changes in earnings per share due to:
 Revenues                                           .06            .12
  Gross margin rate:
    FIFO                                            .01            .22
    LIFO Provision                                 (.01)          (.01)
  Operating expense rate                            .29            .57
  Start-up expenses                                (.02)          (.05)
  Interest expense, net                            (.01)          (.02)
  Corporate and other expense, net                 (.01)          (.07)
-----------------------------------------------------------------------
1996 Earnings Per Share before
 Extraordinary Charge                             $ .49          $1.08
=======================================================================

Strong sales growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, for third quarter and for the nine-month period the Corporation's overall revenue growth and total operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the sales mix between divisions had remained constant with the comparable periods in 1995, the gross margin rate variance would have been $.04 and $.11 more favorable and the operating expense rate would have been $.05 and $.16 less favorable for the third quarter and nine months, respectively. This is expected to continue into the future as a result of the Corporation's strategy to grow Target more rapidly than its other divisions. Target contributed 69% of the Corporation's total revenues on a 12-month trailing basis.

Revenues
--------

Total revenues increased 9% and 11% for the third quarter and nine months, respectively, while comparable-store revenues (revenues from stores open longer than one year) increased 2% and 4%, respectively.

Revenues by business segment were as follows:

(Millions of Dollars)             Three Months Ended              Percentage Change
                             -----------------------          ---------------------
                             NOVEMBER 2,  October 28,             All    Comparable
                                   1996         1995           Stores        Stores
                             ----------   ----------           ------    ----------
Target                          $ 4,191      $ 3,666               14%            5%
Mervyn's                          1,078        1,110               (3)           (4)
DSD                                 804          797                1            (5)
                                -------      -------              ---            --
Total Revenues                  $ 6,073      $ 5,573                9%            2%
                                =======      =======              ===            ==

                                   Nine Months Ended                Percentage Change
                             -----------------------           ----------------------
                             NOVEMBER 2,  October 28,             All      Comparable
                                   1996         1995           Stores          Stores
                             ----------   ----------           ------      ----------
Target                          $11,992      $10,337               16%              7%
Mervyn's                          3,044        3,054                -              (2)
DSD                               2,168        2,175                -              (3)
                                -------      -------              ---              --
Total Revenues                  $17,204      $15,566               11%              4%
                                =======      =======              ===              ==

Target's strong revenue results reflect new-store growth, strong base-business sales and higher finance-charge revenues and late-fee revenues associated with the continued growth of the Target Guest Card. While Mervyn's experienced positive comparable-store revenues in the first quarter, the second quarter trend of declining comparable-store revenues continued into the third quarter, as anticipated. DSD's total revenues were essentially flat and comparable-store revenues declined for the third quarter and for the first nine months principally due to substantially fewer promotional days, partially offset by increased regular-price sales, particularly in better merchandise categories.

Operating Profit
----------------

Total operating profit increased 62% and 63% for the third quarter and nine-month period, respectively. Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.

Operating profit by business segment was as follows:


(Millions of Dollars)                                      Three Months Ended
                                   ------------------------------------------
                                   NOVEMBER 2,     October 28,     Percentage
                                          1996            1995         Change
                                   -----------     -----------     ----------
Target                                   $ 213           $ 117             82%
Mervyn's                                    64              33             98
DSD                                         45              50            (10)
                                   -----------     -----------     ----------
Total Operating Profit                   $ 322           $ 200             62%
                                   ===========     ===========     ==========


(Millions of Dollars)                                       Nine Months Ended
                                   ------------------------------------------
                                   NOVEMBER 2,     October 28,     Percentage
                                          1996            1995         Change
                                   -----------     -----------     ----------
Target                                   $ 586           $ 358             64%
Mervyn's                                   157              37            100+
DSD                                         83             112            (26)
                                   -----------     -----------     ----------
Total Operating Profit                   $ 826           $ 507             63%
                                   ===========     ===========     ==========

Operating profit included a net reduction related to the September 1995 sale of securitized accounts receivable as follows:


(Millions of Dollars)          Three Months Ended           Nine Months Ended
                        -------------------------   -------------------------
                        NOVEMBER 2,   October 28,   NOVEMBER 2,   October 28,
                               1996          1995          1996          1995
                        -----------   -----------   -----------   -----------
Target                          $ 1           $ 1          $  4           $ 1
Mervyn's                          2             2             7             2
DSD                               3             1             7             1
                        -----------   -----------   -----------   -----------
Total Reduction to
Operating Profit                $ 6           $ 4          $ 18           $ 4
                        ===========   ===========   ===========   ===========

The reductions to operating profit were offset by comparable interest expense savings due to the replacement of debt with securitization proceeds.

TARGET'S third quarter and nine-month operating profit increases of 82% and 64%, respectively, reflect strong total and comparable-store revenue growth, as well as gross margin rate and operating expense rate improvements. Target's gross margin rate for the third quarter and nine months improved primarily due to promotional markdown favorability and higher markup. Target's improved operating expense rate for the third quarter and nine-month period reflects strong sales leveraging, improved productivity and expense control. Through the first nine months, Target is ahead of schedule in realizing the $50 million cost savings identified as the 1996 portion of its multi-year cost reduction program. Total 1996 cost savings are now expected to be $60-$65 million. In the fourth quarter, modest sales growth is expected reflecting five fewer shopping days this year between Thanksgiving and Christmas. Continued margin improvement, combined with conservative inventory levels, should produce an additional year-over-year operating profit increase, although not to the degree experienced in the first nine months.

MERVYN'S operating profit for the third quarter and nine-months increased to $64 million and $157 million, respectively, from $33 million and $37 million for the comparable periods last year. The gross margin rate declined in the third quarter while the nine-month gross margin rate increased significantly reflecting higher markup and lower markdowns. Mervyn's operating expense rate for the third quarter and first nine months of 1996 also showed substantial improvement due to expense reductions in stores, marketing and headquarters. Through the third quarter, Mervyn's is slightly ahead of plan in achieving its 1996 cost reduction plan of $80 million, $100 million annualized, and may achieve the full $100 million in 1996. In the fourth quarter, Mervyn's is expected to continue to achieve operating profit improvement over last year, although not to the degree experienced in the first nine months. Our fourth quarter plan assumes improvement in the gross margin rate and further realization of operating expense savings, partially offset by an expected comparable-store sales decline.

DSD'S third quarter and nine-month operating profit declined compared with the same periods last year. The third quarter and nine-month gross margin rates declined due to exiting the electronics business and increased clearance markdowns, partially offset by lower promotional markdowns and higher markup. The operating expense rate for the third quarter was favorable due to expense reduction initiatives, particularly lower marketing costs. The nine-month operating expense rate was unfavorable to last year due to lower sales leverage and higher store expense related to increased staffing to improve guest service, partially offset by lower marketing costs. In the fourth quarter, DSD will continue its repositioning and fourth quarter comparable-store sales are expected to decline reflecting the continued impact of reduced store-wide promotions.


Other Performance Factors
-------------------------

The last-in first-out (LIFO) provision was a $5 million charge, $.01 per share, for the three- and nine-month periods ended November 2, 1996, and zero for the three- and nine-month periods ended October 28, 1995. The third quarter LIFO charge is attributable to DSD. The cumulative LIFO provision was $82 million at November 2, 1996, $77 million at February 3, 1996 and $60 million at October 28, 1995. Management expects a modest LIFO charge for total year 1996.

Net interest expense increased $3 million in the third quarter and $8 million in the first nine months compared with the same periods last year. Higher average debt balances were substantially offset by lower average portfolio interest rates and interest savings resulting from the replacement of debt with the proceeds from the sale of securitized accounts receivable. The trend of higher average debt balances offset by lower average portfolio interest rates is expected to continue in the fourth quarter. The purchase and redemption of debt will reduce annual interest expense by approximately $.02 per share over the period the debentures would otherwise have remained outstanding.

The 1996 estimated annual effective income tax rate is 39.5%, compared with 39.2% in third quarter 1995.


ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations was 56% at the end of third quarter, compared with 59% at the end of third quarter last year. The increase from 53% at year-end 1995 reflects typical seasonality. Looking forward to year-end, this ratio is expected to continue to be lower than last year.

At November 2, 1996, working capital was $1,497 million, up 8% from a year ago, principally due to $243 million in accounts receivable growth. The 5% increase in accounts receivable from year-end reflects growth in the Target Guest Card offset by the typical reduction from seasonally high levels. Compared with third quarter 1995, merchandise inventories decreased $58 million as a result of tight inventory control at all three divisions, partially offset by Target's new store growth. Accounts payable increased $49 million over third quarter 1995. The combination of reduced inventory and higher accounts payable contributed over $100 million of cash flow over the last twelve months.

Net capital expenditures for the first three quarters of 1996 were $972 million, compared with $1,121 million for the same period a year ago. Approximately 83% of the current year-to-date expenditures were made by Target, 5% by Mervyn's and 12% by DSD.

We continue to fund the growth in our business through a combination of debt, the securitization of accounts receivable and retained earnings. Our debt has increased $300 million compared with a year ago and our shareholders' investment has grown by $395 million.

A key to the Corporation's liquidity is its ability to access a variety of capital markets. In third quarter the Corporation, through its subsidiary DHRC, accessed the receivables-backed commercial paper market through the sale of a Series 1996-1 Class A Variable Funding Certificate in the amount of $300 million. This market represents a cost-efficient, alternative source of variable-rate funding.


STORE DATA

At November 2, 1996, Target operated 736 stores in 38 states, Mervyn's operated 300 stores in 16 states and DSD operated 68 stores in nine states. During the quarter, the Corporation opened 22 Target stores, one Mervyn's store and two DSD stores.

Retail square footage was as follows:


(In thousands, reflects total
square feet, less office,            NOVEMBER 2,    February 3,    October 28,
warehouse and vacant space)                 1996           1996           1995
------------------------------------------------------------------------------
Target                                    79,090         71,108         71,108
Mervyn's                                  24,533         24,113         24,113
DSD                                       14,686         13,870         13,870
------------------------------------------------------------------------------
Total Retail Square Footage              118,309        109,091        109,091
==============================================================================

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

          (10).  Not applicable

          (11).  Statements re Computations of Per Share Earnings

          (12).  Statements re Computations of Ratios

          (15).  Not applicable

          (18).  Not applicable

          (19).  Not applicable

          (22).  Not applicable

          (23).  Not applicable

          (24).  Not applicable

          (27).  Financial Data Schedule

          (99).  Not applicable

     b)   Reports on Form 8-K:

          Form 8-K dated September 11, 1996 reporting declaration of a dividend of one preferred share purchase right for each outstanding share of common stock.

          Form 8-K dated October 8, 1996 furnishing as exhibits a new form of indenture and a second supplemental indenture to an existing form of indenture.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DAYTON HUDSON CORPORATION
                                            Registrant



Date:  December 13, 1996                By  /s/  Douglas A. Scovanner
                                            -------------------------------
                                            Douglas A. Scovanner
                                            Senior Vice President and
                                            Chief Financial Officer



Date:  December 13, 1996                By  /s/  J.A. Bogdan
                                            -------------------------------
                                            JoAnn Bogdan
                                            Controller and Chief
                                            Accounting Officer

Exhibit Index
-------------

(11).   Statements re Computations of Per Share Earnings

(12).   Statements re Computations of Ratios

(27).   Financial Data Schedule