Form 10-K405
period 1997-02-01
DAYTON HUDSON CORP
filed 1997-04-16
CIK 27419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                           OR

   / /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                                  --------- TO
                                   ---------

                         COMMISSION FILE NUMBER 1-6049
                            ------------------------

                           DAYTON HUDSON CORPORATION

             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-0215170
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

   777 NICOLLET MALL, MINNEAPOLIS,                      55402-2055
              MINNESOTA
   (Address of principal executive                      (Zip Code)
               offices)

        Registrant's telephone number, including area code: 612/370-6948
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------    --------------------------------------
Common Stock, par value $.3333 per        New York Stock Exchange
share                                     Pacific Stock Exchange

Preferred Stock Purchase Rights           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1997 was $9,811,287,151.97, based on the closing price of $42.625 per share of Common Stock as reported on the New York Stock Exchange--Composite Index and $1,428.75 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

    Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. March 21, 1997: 217,555,475 shares of common stock, par value $.3333.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's 1996 Annual Report to Shareholders are incorporated into Parts I and II.

    2. Portions of Registrant's Proxy Statement dated April 14, 1997 are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    The first paragraph of Fourth Quarter Results, Page 18; Analysis of Financial Condition, Page 19; Performance Objectives, Page 20; Internal Credit, Page 21; Business Segment Comparisons, excluding years 1991-1993, Page 23; first textual paragraph of Summary of Accounting Policies--Organization, Page 24; Quarterly Results, Page 33 and the information relating to store locations on Page 14 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2.  PROPERTIES.

    Leases, Page 27 and the list of store locations on Page 14 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

    Commitments and Contingencies, Page 27 of Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Registrant as of April 1, 1997 and their positions and ages, are as follows:

NAME                                                                TITLE                           AGE
----------------------------------------------  ----------------------------------------------      ---
Robert J. Ulrich..............................  Chairman, Chief Executive Officer, Chairman of          53
                                                  the Executive Committee and Director of
                                                  Registrant; Chairman and Chief Executive
                                                  Officer of Target (a division of Registrant)

Kenneth B. Woodrow............................  President of Target                                     52

Larry V. Gilpin...............................  Executive Vice President Team, Guest and                53
                                                  Community Relations of Target

Robert G. McMahon.............................  Senior Vice President, Property Development of          48
                                                  Target

John E. Pellegrene............................  Executive Vice President, Marketing of Target           60

Gregg W. Steinhafel...........................  Executive Vice President, Merchandising of              42
                                                  Target

Bart Butzer...................................  President of Mervyn's (a subsidiary of                  41
                                                  Registrant)

Shannon M. Buscho.............................  Executive Vice President, Stores of Mervyn's            45

Linda L. Ahlers...............................  President of the Department Store Division (a           46
                                                  division of Registrant)

James T. Hale.................................  Senior Vice President, General Counsel and              56
                                                  Secretary of Registrant

Douglas A. Scovanner..........................  Senior Vice President and Chief Financial               41
                                                  Officer of Registrant

Vivian M. Stephenson..........................  Senior Vice President and Chief Information             59
                                                  Officer of Registrant

Gerald L. Storch..............................  Senior Vice President, Credit and Strategic             40
                                                  Planning of Registrant

Edwin H. Wingate..............................  Senior Vice President, Personnel of Registrant          64

JoAnn Bogdan..................................  Controller and Chief Accounting Officer of              44
                                                  Registrant

    Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1997 is set forth below.

    ROBERT J. ULRICH Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant since 1994. Chairman and Chief Executive Officer of Target since 1987.

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

    BART BUTZER President of Mervyn's since March 1997 and Regional Senior Vice President of Target from 1991 to 1997.

    SHANNON M. BUSCHO Executive Vice President, Stores of Mervyn's since December 1996 and Senior Vice President, Stores of Mervyn's from January 1996 to December 1996. She has held various management positions at Mervyn's for over five years and was first elected a Vice President in 1994.

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

    VIVIAN M. STEPHENSON Senior Vice President of Registrant since 1995. Senior Vice President, MIS of Mervyn's from 1994 to 1995 and Vice President, MIS of Mervyn's from 1990 to 1994.

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

    EDWIN H. WINGATE Senior Vice President of Registrant since 1980.

    JOANN BOGDAN Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Dividends Declared Per Share and Common Stock price, Page 33 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The Data on years 1992-1996 in the Summary Financial and Operating Data (excluding 1991 and Other Data), Page 35; Notes to Consolidated Financial Statements, Pages 23, 24, 25, 27, 29 and 31-33 (excluding years 1991-1993 on page 23) and the Report of Independent Auditors, Page 34 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis, Pages 15-21 and the second textual paragraph of Post-retirement Health Care Benefits, Page 32 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Pages 23-33 and 35 (excluding years 1991-1993 on Page 23 and 1991 and Other Data in the Summary Financial and Operating Data on Page 35) and the Report of Independent Auditors, Page 34 of Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Election of Directors, Pages 1-6 of Registrant's Proxy Statement dated April 14, 1997, is incorporated herein by reference. See also Item X of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    Executive Compensation, Pages 7-12, Report of the Compensation Committee on Executive Compensation, pages 13-17 and Director Compensation, Pages 18-19 of Registrant's Proxy Statement dated April 14, 1997, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Outstanding Shares and Voting Rights, Pages 27-28 of Registrant's Proxy Statement dated April 14, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS:

    Consolidated Results of Operations for the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995.

    Consolidated Statements of Financial Position at February 1, 1997 and February 3, 1996.

    Consolidated Statements of Cash Flows for the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995.

    Consolidated Statements of Shareholders' Investment for the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995.

    Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 23, 24, 25, 27, 29 and 31-33 (excluding years 1991-1993 on Page 23) and the Report of Independent Auditors on Page 34 in Registrant's 1996 Annual Report to Shareholders.

    The Registrant, through its special purpose subsidiary, Dayton Hudson Receivables Corporation ("DHRC") entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial statements are filed for DHRC in its separate Annual Reports on Form 10-K.

    FINANCIAL STATEMENT SCHEDULE:

    For the Years Ended February 1, 1997, February 3, 1996 and January 28, 1995.

       II--Valuation and Qualifying Accounts.

b) REPORTS ON FORM 8-K

    None

c) EXHIBITS

      (2)  Not applicable

    (3)A.  Restated Articles of Incorporation (as amended July 17, 1996). Incorporated by reference to Exhibit (3)A. to Registrant's Form 10-Q Report for the quarter ended August 3, 1996.

       B.  By-Laws (as amended through September 13, 1995). Incorporated by reference to
            Exhibit (3)B. to Registrant's Form 10-K Report for the year ended February 3,
            1996.

    (4)A.  Certificate of Designation, Preferences and Rights of Series A Junior
            Participating Preferred Stock, as amended. Incorporated by reference to Exhibit
            A to Exhibit 1 to Registrant's Form 8-K Report dated September 12, 1996.

       B.  Certificate of Designation, Preference and Rights of Series B ESOP Convertible
            Preferred Stock. Incorporated by reference to Exhibit (3)A. to Registrant's
            Form 10-K Report for the year ended January 30, 1993.

       C.  Instruments defining the rights of security holders, including indentures.
            Registrant agrees
             to furnish the Commission on request copies of instruments with respect to long-term
             debt.

      (9)  Not applicable

   (10)A.  Executive Incentive Plan (PTOC&EVA-Registered Trademark-) (a)

       B.  Director Stock Option Plan of 1995 (b)

       C.  Executive Incentive Plan (Personal Score) (c)

       D.  Excess Benefit Plan (d)

       E.  Supplemental Pension Plan I

       F.  Executive Long-Term Incentive Plan of 1981, as amended and restated (e)

       G.  Supplemental Pension Plan II

       H.  Supplemental Pension Plan III

       I.  Deferred Compensation Plan Senior Management Group

       J.  Deferred Compensation Plan Directors

       K.  Income Continuance Policy (f)

------------------------

-Registered Trademark-EVA is a registered trademark.

       L.  SMG Income Continuance Policy (g)

       M.  SMG Executive Deferred Compensation Plan

       N.  Director Deferred Compensation Plan

     (11)  Statements re Computations of Per Share Earnings

     (12)  Statements re Computations of Ratios

     (13) 1996 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

     (16)  Not applicable

     (18)  Not applicable

     (19)  Not applicable

     (21)  List of Subsidiaries

     (22)  Not applicable

     (23)  Consent of Independent Auditors

     (24)  Powers of Attorney

     (27)  Financial Data Schedule

     (28)  Not applicable

  (99)(I)  Registrant's Form 11-K Report

     (II)  Registrant's Proxy Statement dated April 14, 1997 (only those portions specifically
              incorporated by reference shall be deemed filed with the Commission)(h)

    Copies of Exhibits (10)A.-(10)D., (10)F., (10)K., (10)L., (21) and (99)(I)
will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

------------------------

(a) Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19, 1995.

(b) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 19, 1995.

(c) Incorporated by reference to Exhibit (10)C. to Registrant's Form 10-K Report for the year ended January 29, 1994.

(d) Incorporated by reference to Exhibit (10)D. to Registrant's Form 10-K Report for the year ended January 30, 1993 (the "1992 10-K").

(e) Incorporated by reference to Exhibit(10)B. to Registrant's Form 10-Q Report for the quarter ended October 29, 1994.

(f) Incorporated by reference to Exhibit(10)A. to Registrant's 1992 10-K.

(g) Incorporated by reference to Exhibit(10)B. to Registrant's 1992 10-K.

(h) Incorporated by reference to Registrant's Proxy Statement dated April 14, 1997 (only those portions specifically incorporated by reference shall be deemed filed with the Commission).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAYTON HUDSON CORPORATION

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
Dated: April 16, 1997                                 OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      /s/ BOB ULRICH
                                          --------------------------------------
                                                     Robert J. Ulrich
                                             CHAIRMAN OF THE BOARD AND CHIEF
Dated: April 16, 1997                               EXECUTIVE OFFICER

                                                 /s/ DOUGLAS A. SCOVANNER
                                          --------------------------------------
                                                   Douglas A. Scovanner
                                             SENIOR VICE PRESIDENT AND CHIEF
Dated: April 16, 1997                               FINANCIAL OFFICER

                                                     /s/ J.A. BOGDAN
                                          --------------------------------------
                                                       JoAnn Bogdan
                                             CONTROLLER AND CHIEF ACCOUNTING
Dated: April 16, 1997                                    OFFICER

LIVIO D. DESIMONE             JAMES A. JOHNSON
ROGER A. ENRICO               RICHARD M. KOVACEVICH
WILLIAM W. GEORGE             STEPHEN W. SANGER
ROGER L. HALE                 SOLOMON D. TRUJILLO           Directors
BETTY RUTH HOLLANDER          ROBERT J. ULRICH
MICHELE J. HOOPER             JOHN R. WALTER

    Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being all of the Directors of the Registrant.

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
Dated: April 16, 1997                             ATTORNEY-IN-FACT

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1996, 1995 AND 1994
                             (MILLIONS OF DOLLARS)

                                                                                   COLUMN C
                                                                    COLUMN B     -------------                   COLUMN E
                                                                  -------------    ADDITIONS      COLUMN D     -------------
                            COLUMN A                               BALANCE AT     CHARGED TO    -------------   BALANCE AT
----------------------------------------------------------------    BEGINNING      COSTS AND         (1)          END OF
DESCRIPTIONS                                                        OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
----------------------------------------------------------------  -------------  -------------  -------------  -------------
Allowance for Doubtful Accounts
  1996..........................................................    $      69      $     124      $      74      $     119
  1995..........................................................           46             93             70             69
  1994..........................................................           35             66             55             46

------------------------

(1) Accounts determined to be uncollectible are charged against reserve, net of collections on accounts previously charged against reserve.