Form 10-Q
period 1997-05-03
DAYTON HUDSON CORP
filed 1997-06-17
CIK 27419

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q




                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended   May 3, 1997



                           Commission file number  1-6049





                               Dayton Hudson Corporation
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Minnesota                                         41-0215170
--------------------------------------------------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


777 Nicollet Mall   Minneapolis, Minnesota            55402 - 2055
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (612) 370-6948
--------------------------------------------------------------------------------


                                         None
--------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of May 3, 1997 was 217,659,121.

                      DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS



                                                                         PAGE
                                                                           NO.
PART I    FINANCIAL INFORMATION:
          ITEM 1 - FINANCIAL STATEMENTS

            Condensed Consolidated Results of Operations for the Three      1
            Months and Twelve Months ended May 3, 1997 and May 4, 1996

            Condensed Consolidated Statements of Financial Position at      2
            May 3, 1997, February 1, 1997 and May 4, 1996

            Condensed Consolidated Statements of Cash Flows for the         3
            Three Months ended May 3, 1997 and May 4, 1996

            Notes to Condensed Consolidated Financial Statements            4-5

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS       6-9
          AND FINANCIAL CONDITION


PART II   OTHER INFORMATION:

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         11

          Signatures                                                        12

          Exhibit Index                                                     13

                                             PART I. FINANCIAL INFORMATION



CONDENSED CONSOLIDATED                                                                   Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                             and Subsidiaries


(Millions of Dollars, Except Per Share Data)                      Three Months Ended           Twelve Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                               MAY 3,         May 4,         MAY 3,         May 4,
(Unaudited)                                                      1997           1996           1997           1996*
-------------------------------------------------------------------------------------------------------------------
REVENUES                                                      $ 5,889        $ 5,380       $ 25,879       $ 24,139
COSTS AND EXPENSES
 Cost of retail sales, buying and occupancy                     4,253          3,949         18,932         17,972
 Selling, publicity and administrative                          1,034            983          4,340          4,137
 Depreciation and amortization                                    170            157            663            607
 Interest expense, net                                            107            109            440            444
 Taxes other than income taxes                                    117            112            450            426
 Real estate repositioning charge                                   -              -            134              -
-------------------------------------------------------------------------------------------------------------------
 Total Costs and Expenses                                       5,681          5,310         24,959         23,586
-------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and Extraordinary Charge             208             70            920            553
Provision for Income Taxes                                         82             28            363            211
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGE                      $   126        $    42       $    557       $    342
Extraordinary Charge from Purchase and Redemption of Debt,
  Net of Tax                                                       21              1             31              1
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                      105             41            526            341
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                          $   .55        $   .17       $   2.45       $   1.48
Extraordinary Charge                                              .10              -            .14              -
-------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                                    $   .45        $   .17       $   2.31       $   1.48
-------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                          $   .53        $   .16       $   2.35       $   1.42
Extraordinary Charge                                              .09              -            .13              -
-------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE                              $   .44        $   .16       $   2.22       $   1.42
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                           $   .16        $   .15       $    .64       $    .59
AVERAGE COMMON SHARES OUTSTANDING (Millions):
 Primary                                                        219.8          217.8          219.2          217.2
 Fully Diluted                                                  231.7          230.3          230.9          229.6
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
* Consisted of 53 weeks.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                          Dayton Hudson Corporation
OF FINANCIAL POSITION                                                               and Subsidiaries

                                                               MAY 3,    February 1,         May 4,
(Millions of Dollars)                                            1997          1997*           1996
----------------------------------------------------------------------------------------------------
ASSETS                                                     (UNAUDITED)                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                     $  257         $  201         $  230
 Accounts receivable                                            1,547          1,720          1,383
 Merchandise inventories                                        3,330          3,031          3,175
 Other                                                            391            488            217
----------------------------------------------------------------------------------------------------
 Total Current Assets                                           5,525          5,440          5,005
PROPERTY AND EQUIPMENT                                         10,593         10,469         10,389
 Accumulated depreciation                                      (3,042)        (3,002)        (3,006)
                                                               ------         ------         ------
 Property and Equipment, net                                    7,551          7,467          7,383
OTHER                                                             491            482            397
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $  13,567        $13,389        $12,785
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Current portion of long-term debt and notes payable           $  338         $  233         $  362
 Accounts payable                                               2,356          2,528          2,080
 Other                                                          1,329          1,350          1,104
----------------------------------------------------------------------------------------------------
 Total Current Liabilities                                      4,023          4,111          3,546
LONG-TERM DEBT                                                  5,000          4,808          5,125
DEFERRED INCOME TAXES AND OTHER                                   623            630            628
CONVERTIBLE PREFERRED STOCK, NET                                   44             50             51
SHAREHOLDERS' INVESTMENT                                        3,877          3,790          3,435
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $13,567      $  13,389        $12,785
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)                            217.7          217.2          216.3
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
* Condensed from the audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                               Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                      and Subsidiaries

(Millions of Dollars)                                       Three Months Ended
------------------------------------------------------------------------------
                                                          MAY 3,       May 4,
(Unaudited)                                                 1997         1996
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charge                  $  126       $   42
Reconciliation to cash flow:
  Depreciation and amortization                              169          157
  Deferred tax provision                                     (28)         (28)
  Other non-cash items affecting earnings                     (3)          44
  Changes in operating accounts providing/(requiring) cash:
   Accounts receivable                                       173          127
   Merchandise inventories                                  (300)        (157)
   Accounts payable                                         (188)        (167)
  Other                                                       23           73
------------------------------------------------------------------------------
Cash Flow (Required)/Provided by Operations                  (28)          91
------------------------------------------------------------------------------
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                     (254)        (350)
Proceeds from disposals of property and equipment            102            -
------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                 (152)        (350)
------------------------------------------------------------------------------
Net Financing Requirements                                  (180)        (259)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable, net                               319          131
Additions to long-term debt                                    -          300
Reductions of long-term debt                                (209)         (85)
Sale of  subsidiary preferred stock                          160            -
Dividends paid                                               (40)         (37)
Other                                                          6            5
------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                   236          314
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                     56           55
Cash and Cash Equivalents at Beginning of Period             201          175
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  257       $  230
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $133 million and $95 million for the first three months of 1997 and 1996, respectively. Cash paid for interest (including interest capitalized) in the first three months of 1997 and 1996 was $89 million and $69 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED                      Dayton Hudson Corporation
FINANCIAL STATEMENTS                                          and Subsidiaries

ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 1996 Annual Shareholders' Report throughout pages 23-34. As explained on page 33 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, earnings for periods which exclude the holiday season are not necessarily indicative of the operating results that may be expected for the full fiscal year.

PER SHARE DATA
References to earnings per share relate to fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted at our fiscal year end. At that time we will calculate "basic" and "diluted" earnings per share and restate prior periods. The differences from primary and fully diluted earnings per share will be immaterial.

LONG-TERM DEBT
During the first quarter of 1997, we repurchased $126 million of long-term debt for $144 million. We also committed to repurchase an additional $126 million of long-term debt for $140 million, which settled in the second quarter. The total debt repurchased had an average rate of approximately 9.5% and an average remaining maturity of 17 years. An extraordinary charge, net of tax, of $21 million ($.09 per share) for early extinguishment of debt was recorded related to the transactions. The replacement of this debt with lower interest rate financing is expected to result in future interest expense savings.

In first quarter 1997, Retail Properties, Inc., a subsidiary of the Corporation, was formed as a real estate investment trust (REIT) and issued $160 million of preferred stock with an effective financing cost of 7.9%. The net proceeds from the offering were used for general corporate purposes. The subsidiary preferred stock is included in Long-Term Debt in our Consolidated Statement of Financial Position at May 3, 1997. The preferred stock may be redeemed if, as a result of a change in tax laws, rules or regulations, certain tax attributes of the REIT transaction are recharacterized.

REAL ESTATE REPOSITIONING
In first quarter 1997, Mervyn's exited the Florida and Georgia markets and closed one other under performing store; and DSD closed one store. Exit costs incurred in the quarter approximated $12 million and were charged against the reserve established in fourth quarter 1996.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current-year presentation.

SUBSEQUENT EVENT

The Company has historically deducted for income tax purposes the inventory shortage expense that it has accrued for book purposes, consistent with industry practice. Effective with the Company's 1983 tax return, the Internal Revenue Service (IRS) challenged the practice of deducting accrued shortage not supported with a year-end physical inventory. On June 11, 1997, the United States Tax Court returned a judgment on this issue in favor of the IRS. The Company continues to believe strongly in its position and will seek a review by the full Tax Court and/or an appeal to the U.S. 8th Circuit Court of Appeals. In the event that the Company's efforts are unsuccessful, the Corporation will owe $50 to $60 million in federal and state taxes and net accrued interest. A portion of this potential liability is related to timing differences and the remainder, if any, will be charged against existing Company reserves. Accordingly, even in the event that the Company's efforts are unsuccessful, no impact on the Company's results of operations is expected.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF OPERATIONS AND FINANCIAL CONDITION
                                 FIRST QUARTER 1997



ANALYSIS OF OPERATIONS

Our first quarter 1997 net earnings were $105 million, or $.44 per share, compared with $41 million, or $.16 per share, for the same period last year. First quarter 1997 and 1996 net earnings include extraordinary charges, net of tax, related to the early extinguishment of debt of $21 million ($.09 per share) and $1 million, respectively. The improvement in first quarter net earnings is primarily due to strong sales and profit performance at Target, margin improvement at Mervyn's and a major operating expense reduction initiative at DSD.


The following table reflects the significant components of the year-over-year change in our earnings per share:

                                                        First Quarter
         -------------------------------------------------------------
         1996 Earnings Per Share                                 $.16

         Changes in earnings per share due to:
            Revenues                                              .15
            Gross margin rate                                     .11
            Operating expense rate                                .12
            Start-up expense                                     (.01)
            Extraordinary charge from redemption of debt         (.09)
         -------------------------------------------------------------
         1997 Earnings Per Share                                 $.44
         -------------------------------------------------------------
         -------------------------------------------------------------

Strong growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, the Corporation's overall revenue growth and total operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the sales mix between divisions had remained constant with first quarter 1996, the gross margin rate variance would have been $.04 more favorable while the operating expense rate would have been $.05 less favorable.

The overall gross margin rate favorability to prior year is the result of improvement at Target and Mervyn's offset somewhat by higher markdowns at DSD and Target's growing influence on the Corporation's overall margin structure. The overall operating expense rate improvement reflects strong sales leveraging and operating expense improvement at Target, as well as Target's increasing influence on our expense rate structure, and DSD's significant operating expense reduction initiative, partially offset by poor sales leveraging at Mervyn's and DSD.

REVENUES
--------

Total revenues increased 9% in the first quarter, while comparable-store revenues (revenues from stores open longer than a year) rose 4%.

Revenues by business segment were as follows:

                                    First Quarter           Percentage Change
                            ---------------------         -------------------
                            MAY 3,         May 4,            All   Comparable
(Millions of Dollars)         1997           1996         Stores       Stores
                            ------         ------         ------   ----------
Target                      $4,254         $3,723             14%           6%
Mervyn's                       946            967             (2)           -
DSD                            689            690              -           (3)
                            ------         ------         ------   ----------
Total                       $5,889         $5,380              9%           4%
                            ------         ------         ------   ----------
                            ------         ------         ------   ----------


Target's increase over the prior year reflects the strength of base-business sales, new-store expansion and increased sales and credit revenues associated with the continued growth of the Target Guest Card. Mervyn's and DSD were also positively impacted by a year-over-year increase in credit revenues. Mervyn's total revenues decreased 2% reflecting the closure of 25 stores while comparable-store revenues were equal to first quarter last year. DSD's total revenues were flat to last year while comparable-store revenues declined as DSD continues to refine the execution of its merchandise strategy.

OPERATING PROFIT
----------------

Our first quarter 1997 operating profit increased 68% over the prior year. Operating profit is LIFO earnings from operations before corporate expense, interest and income taxes.

Operating profit by business segment was as follows:


                                                  Three Months Ended
                                           ----------------------------------
                                           MAY 3,         May 4,   Percentage
(Millions of Dollars)                        1997           1996     Increase
                                           ------         ------   ----------
 Target                                    $  251         $  133          88%
 Mervyn's                                      51             39           30
 DSD                                           35             28           26
                                           ------         ------       ------
 Total                                     $  337         $  200          68%
                                           ------         ------       ------
                                           ------         ------       ------


Operating profit reflects a reduction of credit revenues and a reduction of bad debt expense related to the sale of securitized accounts receivable and, as of January 1, 1997, the net effect of SFAS No. 125. For the three months ended May 3, 1997, the net impact on operating profit by business segment was a reduction of $1 million for Target, an increase of $1 million for Mervyn's and no impact for DSD. In first quarter 1996, the net operating profit reductions were $1 million, $3 million and $2 million for Target, Mervyn's and DSD, respectively.

TARGET'S first quarter operating profit increased 88% over the same period last year, reflecting comparable-store revenue growth of 6%, as well as gross margin rate and operating expense rate improvements. Its gross margin rate improved primarily due to substantially better markup while the operating expense rate was favorable due to strong sales leveraging and continued progress on Target's multi-year effort to reduce operating expenses as a percentage of sales. Target is on-track to realize $60 - $70 million in annualized cost savings identified as part of its multi-year cost reduction program. For the balance of 1997, Target's rate of operating profit growth is expected to slow somewhat as the gross margin rate annualizes against the unusually strong improvements experienced in the last four quarters. The operating expense rate should continue to be favorable to last year, reflecting further progress on its expense reduction program and favorable sales leveraging.

MERVYN'S operating profit increased 30% over first quarter last year. Its gross margin rate increased over the prior year due to lower markdowns. Despite good expense control, the operating expense rate was unfavorable to last year due to poor sales leveraging and higher bad debt expense associated with higher credit revenues. In 1997, despite lost revenue and profits from the previously announced 25 to 35 store closings, Mervyn's is expected to continue to achieve year-over-year operating profit growth through modest comparable-store revenue growth and moderate gross margin rate favorability versus last year.

DSD'S first quarter operating profit increased 26% over the same period last year as operating expense improvement was somewhat offset by gross margin deterioration. The first quarter operating expense rate improved over last year due to year-to-date savings associated with its $50 million operating expense reduction initiative. The gross margin rate decreased reflecting higher markdowns. DSD's 1997 operating profit is expected to be substantially better than last year, reflecting modest gross margin rate favorability and continued operating expense rate improvement.


Other Performance Factors
-------------------------

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 1997 and 1996. The cumulative LIFO provision was $86 million at May 3, 1997 and February 1, 1997, and $77 million at May 4, 1996.

Net interest expense for the quarter decreased $2 million over last year reflecting savings from lower average debt balances. Annual interest expense for 1997 is expected to be somewhat lower than 1996.

The estimated annual effective income tax rate for 1997 is 39.5%, unchanged from the first quarter 1996 rate.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations was 52% at the end of first quarter 1997, compared with 56% a year ago and 50% at year end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect the ratio throughout 1997 to remain lower than last year.

At May 3, 1997, working capital was $1,502 million, up 3% compared with a year ago. Accounts receivable declined 10% from year end, reflecting a typical reduction from seasonally high levels. However, accounts receivable increased 12% from first quarter last year, primarily as a result of expansion of the Target Guest Card. Compared with last year, merchandise inventories increased approximately $155 million, or 5%, as a result of new store growth at Target, partially offset by good inventory control at all divisions. The inventory growth was more than fully funded by a $276 million, or 13%, increase in accounts payable.

First quarter 1997 capital expenditures were $254 million, as expected; this compares with $350 million for the same period a year ago. Approximately 83% of these expenditures were made by Target, 5% by Mervyn's and 12% by DSD. Proceeds of $102 million were received during the quarter from the disposal of property and equipment, primarily from the sale of Mervyn's Florida and Georgia stores.

We continue to fund the growth in our business through a combination of debt, securitization of accounts receivable and retained earnings. Our debt has decreased $149 million compared with a year ago, while our shareholders' investment has grown by $442 million.


STORE DATA

During the quarter, we opened 16 net new Target stores and 1 Mervyn's store. In connection with the real estate repositioning initiated in fourth quarter 1996, we closed 25 Mervyn's stores and one DSD store. At May 3, 1997, Target operated 752 stores in 39 states, Mervyn's operated 276 stores in 15 states and DSD operated 64 stores in nine states.

Retail square footage was as follows:

    (In thousands, reflects total square   MAY 3,    February 1,       May 4,
    feet, less office, warehouse and         1997           1997         1996
    vacant space)
    -------------------------------------------------------------------------

Target                                     81,353         79,360       73,301
Mervyn's                                   22,424         24,518       24,281
DSD                                        13,995         14,111       13,870
    -------------------------------------------------------------------------
Total                                     117,772        117,989      111,452
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------

                              PART II. OTHER INFORMATION



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    a)   The Company held its Annual Shareholders' Meeting on May 21, 1997.

    c) (1). The shareholders voted for four director nominees for three-year terms. The vote was as follows:


              Name of Candidate            For              Withheld
              -----------------        -----------           ---------
              Betty Ruth Hollander      200,130,783         2,762,244
              Richard M. Kovacevich    200,085,405           2,807,622
              Solomon D. Trujillo      200,104,031           2,788,996
              Robert J. Ulrich          199,817,198         3,075,829

              There were no abstentions and no broker non-votes.

         (2). The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation. The vote was 201,640,709 for, 488,282 against and 764,036 abstentions. There were no broker non-votes.

         (3). The shareholders voted to amend the Corporation's Long-Term Incentive Plan of 1981 (the LTIP) for the purpose of permitting the Corporation to continue deducting for federal tax purposes certain compensation under the LTIP. The vote was 193,880,789 for, 7,433,939 against and 1,578,299 abstentions. There were no broker non-votes.

         (4). The shareholders voted to amend the Corporation's Executive Incentive Plan (the EIP) for the purpose of permitting the Corporation to continue deducting for federal tax purposes certain compensation under the EIP. The vote was 193,235,212 for, 7,749,442 against and 1,908,373 abstentions. There were no broker non-votes.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


    a)   Exhibits

         (2).      Not applicable

         (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

         (10).     A.  Agreement
                   B. Director Stock Option Plan of 1995 (as amended January 1, 1997)

         (11).     Statements re Computations of Per Share Earnings

         (12).     Statements re Computations of Ratios

         (15).     Not applicable

         (18).     Not applicable

         (19).     Not applicable

         (22).     Not applicable

         (23).     Not applicable

         (24).     Not applicable

         (27).     Financial Data Schedule

         (99).     Not applicable

    b) Reports on form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended May 3, 1997.

                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                        Registrant




Date: June 17, 1997                         By  /s/ Douglas A. Scovanner
                                           ------------------------
                                                Douglas A. Scovanner
                                                Senior Vice President and
                                                Chief Financial Officer



Date: June 17, 1997                         By  /s/ J.A. Bogdan
                                           ----------------------
                                                JoAnn Bogdan
                                                Controller and
                                                Chief Accounting Officer

EXHIBIT INDEX
-------------

(10).  A.  Agreement
       B.  Director Stock Option Plan of 1995 (as amended January 1, 1997)

(11).  Statements re Computations of Per Share Earnings

(12).  Statements re Computations of Ratios

(27).  Financial Data Schedule