Form 10-Q
period 1997-08-02
DAYTON HUDSON CORP
filed 1997-09-12
CIK 27419

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------

                                      FORM 10-Q




                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended  August 2, 1997
                                                   ---------------


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

The number of shares outstanding of common stock as of August 2, 1997 was 218,062,670.

                      DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS



                                                                        PAGE
                                                                         NO.

PART I    FINANCIAL INFORMATION:

          ITEM 1 - FINANCIAL STATEMENTS

             Condensed Consolidated Results of Operations for the         1
             Three Months, Six Months and Twelve Months ended August
             2, 1997 and August 3, 1996

             Condensed Consolidated Statements of Financial Position      2
             at August 2, 1997, February 1, 1997 and August 3, 1996

             Condensed Consolidated Statements of Cash Flows for the      3
             Six Months ended August 2, 1997 and August 3, 1996

             Notes to Condensed Consolidated Financial Statements         6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF              7-11
          OPERATIONS AND FINANCIAL CONDITION

PART II   OTHER INFORMATION:

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                    12-13

           Signatures                                                    14

           Exhibit Index                                                 15

                            PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries



 (Millions of Dollars, Except Per Share Data)              Three Months Ended         Six Months Ended      Twelve Months Ended
-------------------------------------------------------------------------------------------------------------------------------

                                                       AUGUST 2,    August 3,   AUGUST 2,    August 3,   AUGUST 2,    August 3,
(Unaudited)                                                 1997         1996        1997         1996        1997        1996*
-------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                  $6,293       $5,751     $12,182      $11,131     $26,422      $24,654

COSTS AND EXPENSES:
  Cost of retail sales, buying and occupancy               4,586        4,197       8,839        8,146      19,321       18,273
  Selling, publicity and administrative                    1,080        1,009       2,114        1,992       4,411        4,209
  Depreciation and amortization                              174          159         344          316         678          619
  Interest expense, net                                      107          111         214          220         436          447
  Taxes other than income taxes                              113          108         230          220         455          433
  Real estate repositioning charge                             -            -           -            -         134            -
--------------------------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                                 6,060        5,584      11,741       10,894      25,435       23,981
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
  CHARGE                                                     233          167         441          237         987          673
Provision for Income Taxes                                    92           66         174           94         389          258
--------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGE                  $  141       $  101      $  267       $  143      $  598       $  415
Extraordinary Charge from Purchase and
  Redemption of Debt, Net of Tax                              11            -          32            1          42            1
--------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                              $  130       $  101      $  235       $  142        $556       $  414
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                      $  .61       $  .44     $  1.17       $  .60     $  2.63      $  1.81
Extraordinary Charge                                        (.05)           -        (.15)           -        (.20)           -
--------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                                $  .56       $  .44     $  1.02       $  .60     $  2.43      $  1.81
--------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                      $  .59       $  .42     $  1.12       $  .59     $  2.53      $  1.74
Extraordinary Charge                                        (.05)           -        (.14)           -        (.19)           -
--------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE                          $  .54       $  .42      $  .98       $  .59     $  2.34      $  1.74
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                       $  .16       $  .16      $  .32       $  .31      $  .64         $.60
AVERAGE COMMON SHARES OUTSTANDING (Millions):
  Primary                                                  220.7        218.7       220.2        218.2       219.7        217.6
  Fully Diluted                                            232.6        230.5       232.3        230.4       231.4        229.7
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

*Consisted of 53 weeks.



See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries



                                                                       AUGUST 2,  February 1,   August 3,
(Millions of Dollars)                                                       1997        1997*        1996
----------------------------------------------------------------------------------------------------------
ASSETS                                                                (UNAUDITED)              (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                             $   216      $   201     $   221
  Accounts receivable                                                     1,551        1,720       1,412
  Merchandise inventories                                                 3,363        3,031       3,228
  Other                                                                     409          488         191
----------------------------------------------------------------------------------------------------------
  Total Current Assets                                                    5,539        5,440       5,052
PROPERTY AND EQUIPMENT                                                   10,920       10,469      10,401
  Accumulated depreciation                                               (3,171)      (3,002)     (2,944)
                                                                        --------     --------    --------
  Property and Equipment, net                                             7,749        7,467       7,457
OTHER                                                                       487          482         503
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $13,775      $13,389     $13,012
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Current portion of long-term debt and notes payable                   $   384      $   233     $   228
  Accounts payable                                                        2,399        2,528       2,176
  Other                                                                   1,264        1,350       1,116
----------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                               4,047        4,111       3,520
LONG-TERM DEBT                                                            5,072        4,808       5,297
DEFERRED INCOME TAXES AND OTHER                                             636          630         628
CONVERTIBLE PREFERRED STOCK, NET                                             34           50          54
SHAREHOLDERS' INVESTMENT                                                  3,986        3,790       3,513
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                          $13,775      $13,389     $13,012
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)                                      218.1        217.2       216.7
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



* The February 1, 1997 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


(Millions of Dollars)                                                     Six Months Ended
------------------------------------------------------------------------------------------
                                                                  AUGUST 2,      August 3,
(Unaudited)                                                            1997           1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charge                            $  267         $  142
Reconciliation to cash flow:
  Depreciation and amortization                                        344            316
  Deferred tax provision                                               (60)           (29)
  Other non-cash items affecting earnings                                7             46
  Changes in operating accounts providing/(requiring) cash:
    Accounts receivable                                                169             98
    Merchandise inventories                                           (332)          (210)
    Accounts payable                                                  (136)           (71)
  Other                                                                 (2)           112
------------------------------------------------------------------------------------------
Cash Flow Provided by Operations                                       257            404
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                               (637)          (693)
Proceeds from disposals of property and equipment                      110             11
------------------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                           (527)          (682)
------------------------------------------------------------------------------------------
Net Financing Requirements                                            (270)          (278)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase/(decrease) in notes payable, net                              537            (24)
Additions to long-term debt                                            100            500
Reductions of long-term debt                                          (438)           (92)
Sale of subsidiary preferred stock                                     160              -
Dividends paid                                                         (80)           (74)
Other                                                                    6             14
------------------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                             285            324
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                               15             46
Cash and Cash Equivalents at Beginning of Period                       201            175
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  216         $  221
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $342 million and $205 million during the first six months of 1997 and 1996, respectively. Cash paid for interest (including interest capitalized) in the first six months of 1997 and 1996 was $284 million and $214 million, respectively.

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

Due to the seasonal nature of the retail industry, earnings for periods which exclude the holiday season are not necessarily indicative of the results that may be expected for the full fiscal year.

PER SHARE DATA

References to earnings per share relate to fully diluted earnings per share.

LONG-TERM DEBT

During second quarter 1997, we issued $100 million of debt, due 2037, and subsequent to the quarter, we issued $75 million of debt, due 2027, both at a fixed rate of 5.9% per annum. Investors have the option to cause the redemption of these bonds at par in two years and each year thereafter. The proceeds from these bonds were used for general corporate purposes.

During the second quarter, we repurchased an additional $47 million of long-term debt for $59 million and committed to repurchase $30 million of long-term debt
for $36 million, which settled in the third quarter.   The debt repurchased had
an average interest rate of approximately 9.4% and an average remaining maturity of 18 years. An extraordinary charge, net of tax, of $11 million ($ .05 per share) for early extinguishment of debt was recorded in the second quarter. Year-to-date, repurchased debt amounted to $329 million with an extraordinary charge, net of tax, of $32 million ($.14 per share). The replacement of this debt with lower interest rate financing is expected to result in future interest expense savings.

As noted in our first quarter 10-Q filing, Retail Properties, Inc. (RPI), a subsidiary of the Corporation, was formed as a real estate investment trust
(REIT) and issued preferred stock which could be redeemed if, as a result of a change in tax laws, rules or regulations, certain tax attributes of the REIT transaction were recharacterized. Subsequent to our issuance, an Internal Revenue Service (IRS) notice was issued challenging the tax attributes of this type of REIT transaction. The notice purports retroactive application for our transaction and similar transactions entered into by others. As a result, RPI's preferred stock will be redeemed in the third quarter. The impact to our financial statements will not be material.

REAL ESTATE REPOSITIONING

In the second quarter, Mervyn's closed two additional under performing stores for a total of 27 stores closed in 1997, in accordance with our previously announced plan. Exit costs incurred year-to-date by Mervyn's and DSD during 1997 approximated $12 million and were charged against the reserve established in fourth quarter 1996. Subsequent to second quarter end, DSD closed its second store in 1997.

INCOME TAXES

We have historically deducted for income tax purposes the inventory shortage expense accrued for book purposes, in a manner consistent with industry practice. With respect to our 1983 tax return, the IRS challenged the practice of deducting accrued shortage not verified with a year-end physical inventory. As disclosed in our first quarter 10-Q filing, the United States Tax Court returned a judgment on this issue in favor of the IRS. We continue to believe strongly that our accrual practice is correct and have appealed this decision to the United States Court of Appeals for the Eighth Circuit. To stop further interest accrual, we paid the tax and interest assessed by the IRS, without impact to our results of operations.

SEGMENT DISCLOSURES

In June 1997, the Financial Accounting Standards Board issued Statement
(SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement is required to be adopted by fiscal 1998, with earlier application encouraged. We adopted SFAS No. 131 in the second quarter. In addition, the segment disclosures on pages 22 and 23 of our 1996 Annual Report complied with the provisions of SFAS No. 131 and, therefore, have not been reiterated herein.

Revenues by business segment were as follows :


(Millions of Dollars)    Three Months Ended             Six Months Ended
                      ----------------------      ----------------------
                       AUGUST 2,   August 3,      AUGUST 2,    August 3,
                            1997        1996           1997         1996
                      ----------   ---------      ---------    ---------

Target                  $  4,663    $  4,078       $  8,917     $  7,801
Mervyn's                     945         999          1,891        1,966
DSD                          685         674          1,374        1,364
                       ---------   ---------      ---------    ---------
Total Revenues          $  6,293    $  5,751        $12,182      $11,131
                       ---------   ---------      ---------    ---------
                       ---------   ---------      ---------    ---------

Pre-tax Segment Profit was as follows:

(Millions of Dollars)          Three Months Ended            Six Months Ended
                           ----------------------      ----------------------
                            AUGUST 2,   August 3,      AUGUST 2,    August 3,
                                 1997        1996           1997         1996
                           ----------   ---------      ---------    ---------
Target                           $274        $242           $526         $376
Mervyn's                           58          56            108           98
DSD                                33          12             68           42
                           ----------   ---------      ---------    ---------
Total Pre-tax Segment
 Profit                           365         310            702          516
Net impact from
 securitization                     -          (6)             -          (12)
Interest expense, net            (107)       (111)          (214)        (220)
Corporate and other               (25)        (26)           (47)         (47)
                           ----------   ---------      ---------    ---------
Earnings before income
 taxes and extraordinary
 charge                          $233        $167           $441         $237
                           ----------   ---------      ---------    ---------
                           ----------   ---------      ---------    ---------

Pre-tax segment profit is first-in, first-out (FIFO) earnings before securitization effects, interest, corporate and other, and unusual items.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current-year presentation.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF OPERATIONS AND FINANCIAL CONDITION
                                 SECOND QUARTER 1997


ANALYSIS OF OPERATIONS

Second quarter 1997 net earnings were $130 million, compared with $101 million for second quarter 1996. For the first half of 1997, net earnings increased to $235 million from $142 million for the same period a year ago. Second quarter and first half 1997 net earnings include an extraordinary charge, net of tax, related to the early extinguishment of debt of $11 million ($.05 per share) and $32 million ($.14 per share), respectively.

The improvement in second quarter earnings is due primarily to continued strong sales at Target, expense reduction initiatives at DSD and significant increases in credit revenues at all three divisions. The following table reflects the components of the year-over-year change in our earnings per share:

                                                         Three            Six
                                                        Months         Months
------------------------------------------------------------------------------
1996 Earnings Per Share                                   $.42           $.59

Changes in earnings per share due to:
  Revenues                                                 .16            .30
  Gross margin rate                                       (.05)           .06
  Operating expense rate                                   .07            .19
  Start-up expenses                                       (.02)          (.03)
  Interest expense, net                                    .01            .01
  Extraordinary charge from redemption of debt            (.05)          (.14)
------------------------------------------------------------------------------
1997 Earnings Per Share                                   $.54           $.98
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Strong growth at Target, our lowest margin and expense rate division, continues to impact our business mix. As a result, the Corporation's overall revenue growth and total operating expense rate were favorably affected, while the gross margin rate was unfavorably affected. If the sales mix between divisions had remained constant with the comparable periods in 1996, the gross margin rate variance would have been $.03 and $.07 more favorable, and the operating expense rate would have been $.06 and $.11 less favorable, for the second quarter and six months, respectively.

Revenues
--------

Total revenues increased 9% for both the three- and six-month periods, while comparable-store revenues (revenues from stores open longer than one year) increased 5% and 4%, respectively.

Year-over-year revenue growth by business segment was as follows :


                                          Three Months              Six Months
                                     Percentage Change       Percentage Change
                                   -------------------    --------------------
                                       All  Comparable       All    Comparable
                                    Stores      Stores    Stores        Stores
                                   -------  ----------    ------    ----------
Target                                  14%          6%       14%            6%
Mervyn's                                (5)          2        (4)            1
DSD                                      1          (1)        1            (2)
                                   -------  ----------    ------    ----------
Total Revenues                           9%          5%        9%            4%
                                   -------  ----------    ------    ----------
                                   -------  ----------    ------    ----------


Target's strong revenue results reflect new-store and comparable-store sales growth and increased credit revenues related to the substantial growth of the Target Guest Card. Mervyn's comparable-store growth reflects increases in credit revenue and continued focus on sales growth through enhancing merchandising and marketing initiatives. Mervyn's total revenue decrease reflects previously announced store closings as part of its real estate repositioning efforts. DSD results reflect continued implementation of its enhanced merchandise strategy and increases in credit revenues.

Pre-Tax Segment Profit
----------------------

Our pre-tax segment profit increased 18% to $365 million compared with $310 million for the same period a year ago. For the second consecutive quarter, all three divisions contributed to the year-over-year improvement. Pre-tax segment profit in the first half increased 36% to $702 million, compared with $516 million in 1996.

Pre-tax Segment Profit was as follows:

(Millions of Dollars)                                      Three Months Ended
                                        -------------------------------------
                                        AUGUST 2,     August 3,    Percentage
                                             1997          1996        Change
                                        ---------    ----------    ----------
Target                                       $274          $242            14%
Mervyn's                                       58            56             4
DSD                                            33            12           100+
                                             ----          ----           ---
Total Pre-tax Segment Profit                 $365          $310            18%
                                             ----          ----           ---
                                             ----          ----           ---


                                                             Six Months Ended
                                        -------------------------------------
                                        AUGUST 2,     August 3,    Percentage
                                             1997          1996        Change
                                        ---------    ----------    ----------
Target                                       $526          $376            40%
Mervyn's                                      108            98            11
DSD                                            68            42            59
                                             ----          ----           ---
Total Pre-tax Segment Profit                 $702          $516            36%
                                             ----          ----           ---
                                             ----          ----           ---


TARGET'S second quarter and six-month profit increases of 14% and 40% over the same periods last year reflect strong total and comparable-store sales growth and increases in credit revenue due to the substantial expansion of the Target Guest Card. During the second quarter, the gross margin rate declined slightly due to higher markdowns, while the operating expense rate was even with last year as improved store productivity was offset by higher credit expenses associated with the significant growth of the Target Guest Card. Importantly, credit revenue increased in excess of the growth in credit expenses. During the six-month period, the gross margin rate increased due primarily to higher markup and the operating expense rate was favorable to last year, reflecting continued progress on Target's expense reduction program and favorable sales leveraging. For the balance of the year, we continue to anticipate similar comparable-store sales growth with the gross margin rate flat to slightly down as Target continues to annualize the exceptionally strong improvement in gross margin rate achieved last year. In addition, we expect further expense reduction initiatives to be somewhat offset by increased credit-related expenses. While solid profit improvement is expected in the second half of the year, the rate of growth should be more modest than in the first six months.

MERVYN'S profit for the second quarter and first half increased 4% and 11%, respectively, from comparable periods last year. The gross margin rate decreased during the second quarter due to higher markdowns. Mervyn's operating expense rate for the second quarter was favorable to last year primarily due to improvements in store productivity and reduced headquarters costs. Mervyn's year-to-date gross margin rate increased slightly, while the operating expense rate was unfavorable to last year due to poor sales leveraging and higher credit expenses associated with higher credit revenue. For the balance of 1997, despite lost revenue and profit from the previously announced store closings, Mervyn's is expected to continue to achieve year-over-year profit growth through a modest comparable-store revenue increase and moderate gross margin rate favorability versus last year.

DSD'S second quarter profit was nearly triple last year's comparable period results and the six-month profit increased 59% over last year. The gross margin rate for the quarter and the first half of the year were favorable primarily due to improved markup. The operating expense rate for both the second quarter and first half improved substantially due to increased store productivity and lower advertising expenses. For the balance of the year, DSD's profit improvement is expected to continue with modest gross margin favorability and continued operating expense reductions.

Other Performance Factors
-------------------------

The last-in first-out (LIFO) provision, included in cost of retail sales, was zero for the three- and six-month periods for both 1997 and 1996. The cumulative LIFO provision was $86 million at August 2, 1997 and February 1, 1997, and $77 million at August 3, 1996.

For the second quarter and first six months of 1997 and 1996, total earnings before income taxes and extraordinary charge include a reduction of credit revenues and a reduction of bad debt expense related to the sale of securitized accounts receivable of $6 and $12 million, respectively. For 1997, these reductions have been offset by the net effect of SFAS No. 125.

Net interest expense decreased $4 million in the second quarter and $6 million in the first half of 1997 compared with the same periods last year due primarily to lower average debt balances. In addition, we expect lower average interest rates as we move forward, due in part to refinancing of higher coupon debt. Therefore, interest expense for 1997 is expected to be somewhat below last year's levels.

The estimated annual effective income tax rate is 39.5 % for 1997, unchanged from 1996's first half estimated annual rate.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations was 52% at the end of second quarter 1997, compared with 55% a year ago and 50% at year end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect our debt ratio to remain lower than last year for the balance of 1997.

At August 2, 1997, working capital was $1,492 million, 3% lower than a year ago. Accounts receivable increased $139 million from second quarter last year, primarily due to growth of the Target Guest Card. Accounts receivable declined 10% from year end, reflecting the typical reduction from seasonally high levels. Inventory increased only 4%, or $135 million, over the same period last year as a result of new Target stores and good controls at all three divisions. The growth in inventory has been more than fully funded by the $223 million increase in accounts payable over the comparable period. In addition, the current portion of long-term debt and notes payable increased $156 million over second quarter last year.

Capital expenditures for the first half of 1997 were $637 million, compared with $693 million for the same period a year ago. Approximately 83% of the current year expenditures were made by Target, 6% by Mervyn's and 11% by DSD. Proceeds of $110 million were received during the period from the disposal of property and equipment, primarily from the sale of Mervyn's Florida and Georgia stores.

We continue to fund the growth in our business through a combination of debt, the securitization of accounts receivable and retained earnings. Our debt has decreased $69 million compared with a year ago while our shareholders' investment has grown by $473 million.

STORE DATA

At August 2, 1997, Target operated 769 stores in 39 states, Mervyn's operated 274 stores in 14 states and DSD operated 65 stores in nine states. During the quarter, we opened 17 net Target stores, one DSD store and closed two Mervyn's store.

Retail square footage was as follows:

                                                                                          AUGUST 2,    February 1,    August 3,
(In thousands, reflects total square feet, less office, warehouse and vacant space)            1997           1997         1996
-------------------------------------------------------------------------------------------------------------------------------
Target                                                                                       83,393         79,360       76,519
Mervyn's                                                                                     22,345         24,518       24,449
DSD                                                                                          14,222         14,111       14,082
--------------------------------------------------------------------------------------------------------------------------------
Total Retail Square Footage                                                                 119,960        117,989      115,050
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

                             PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits

         (2).    Not applicable

         (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

        (10)A. Executive Incentive Plan (PTOC & EVA-Registered Trademark-) (as amended and restated May 21, 1997).

            B. Executive Long-Term Incentive Plan of 1981 (as amended and restated May 21, 1997).

            C. Executive Deferred Compensation Plan (as amended and restated June 30, 1997). Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File No. 333-30311).

            D. Highly Compensated Capital Accumulation Plan (as amended and restated June 30, 1997). Incorporated by reference to Exhibit
                 10.2 to Registrant's Registration Statement on Form S-8 (File No. 333-30311).

            E. SMG Executive Deferred Compensation Plan (as amended and restated June 30, 1997). Incorporated by referenced to
                 Exhibit 10.3 to Registrant's Registration Statement on Form S-8 (File No. 333-30311).

            F. Director Deferred Compensation Plan (as amended and restated June 30, 1997). Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-8 (File No. 333-30311).

         (11).   Statements re Computations of Per Share Earnings

         (12).   Statements re Computations of Ratios

         (15).   Not applicable

         (18).   Not applicable

         (19).   Not applicable

         (22).   Not applicable

         (23).   Not applicable

         (24).   Not applicable

         (27).   Financial Data Schedule

         (99).   Not applicable

    b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended August 2, 1997.


----------------------
-Registered Trademark-EVA is a registered trademark

                                      Signatures
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAYTON HUDSON CORPORATION
                                                 Registrant




Date:  September 12, 1997                   By    /s/ Douglas A. Scovanner
                                                ---------------------------
                                                Douglas A. Scovanner
                                                Senior Vice President and
                                                Chief Financial Officer



Date:  September 12, 1997                   By   /s/ J.A. Bogdan
                                                ---------------------------
                                                JoAnn Bogdan
                                                Controller and
                                                Chief Accounting Officer

Exhibit Index
-------------


(10)A.   Executive Incentive Plan (PTOC & EVA-Registered Trademark-)
         (as amended and restated May 21, 1997)
    B. Executive Long-Term Incentive Plan of 1981 (as amended and restated May 21, 1997)

(11).     Statements re Computations of Per Share Earnings

(12).     Statements re Computations of Ratios

(27).     Financial Data Schedule














--------------------
-Registered Trademark-EVA is a registered trademark