Form 10-Q
period 1997-11-01
DAYTON HUDSON CORP
filed 1997-12-12
CIK 27419

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                ----------------------

                                      FORM 10-Q




                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended   November 1, 1997
                                                 -------------------

                            Commission file number 1-6049
                                                   -------

                              Dayton Hudson Corporation
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Minnesota                                         41-0215170
-----------------------------------------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


         777 Nicollet Mall     Minneapolis, Minnesota      55402-2055
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (612) 370-6948
-----------------------------------------------------------------------

None
----
        (Former name, former address and former fiscal year, if changed since last report.)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of November 1, 1997 was 218,556,978.

                      DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS



                                                                          PAGE
                                                                           NO.
 PART I  FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

              Condensed Consolidated Results of Operations
              for the Three Months, Nine Months and Twelve
              Months ended November 1, 1997 and November 2, 1996            1

              Condensed Consolidated Statements of Financial
              Position at November 1, 1997, February 1, 1997
              and November 2, 1996                                          2

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended November 1, 1997 and
              November 2, 1996                                              3

              Notes to Condensed Consolidated Financial Statements        4-6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         OPERATIONS AND FINANCIAL CONDITION                              7-11

 PART II OTHER INFORMATION:

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         12

         Signatures                                                        13

         Exhibit Index                                                     14

                            PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED                                                                          Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                    and Subsidiaries

(Millions of Dollars, Except Per Share Data)          Three Months Ended     Nine Months Ended        Twelve Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                 NOVEMBER 1,  November 2,  NOVEMBER 1,  November 2,  NOVEMBER 1,  November 2,
(Unaudited)                                           1997         1996         1997         1996         1997         1996*
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                             $6,622       $6,073     $18,804      $17,204      $26,971       $25,154
COSTS AND EXPENSES:
  Cost of retail sales, buying and occupancy          4,815        4,452      13,654       12,598       19,684        18,612
  Selling, publicity and administrative               1,111        1,041       3,225        3,033        4,481         4,227
  Depreciation and amortization                         176          166         520          482          688           633
  Interest expense, net                                 107          114         321          334          429           450
  Taxes other than income taxes                         116          109         346          329          462           439
  Real estate repositioning charge                        -            -           -            -          134             -
------------------------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                            6,325        5,882      18,066       16,776       25,878        24,361
------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
  CHARGE                                                297          191         738          428        1,093           793
Provision for Income Taxes                              118           75         292          169          432           306
------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGE             $  179       $  116     $   446      $   259      $   661       $   487
Extraordinary Charge from Purchase and Redemption
  of Debt, Net of Tax                                    19            9          51           10           52            10
------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                         $  160       $  107     $   395      $   249      $   609       $   477
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                 $  .80       $  .51     $  1.96      $  1.11      $  2.92       $  2.14
Extraordinary Charge                                   (.09)        (.04)       (.23)        (.04)        (.24)         (.04)
------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE                           $  .71       $  .47     $  1.73      $  1.07      $  2.68       $  2.10
------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charge                 $  .76       $  .49     $  1.88      $  1.08      $  2.80       $  2.05
Extraordinary Charge                                   (.08)        (.04)       (.22)        (.04)        (.23)         (.04)
------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE                     $  .68       $  .45     $  1.66      $  1.04      $  2.57       $  2.01
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                  $  .16       $  .16     $   .48      $   .47      $   .64       $   .61
AVERAGE COMMON SHARES OUTSTANDING (Millions):
  Primary                                             220.8        218.8       220.4        218.4        219.8         217.8
  Fully Diluted                                       232.0        230.7       231.8        230.5        231.4         230.0
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
*Consisted of 53 weeks.


See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries


                                       NOVEMBER 1,    February 1,   November 2,
(Millions of Dollars)                       1997           1997*         1996
--------------------------------------------------------------------------------
ASSETS                                 (UNAUDITED)                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents               $   220        $   201       $   204
  Accounts receivable                       1,338          1,720         1,581
  Merchandise inventories                   4,065          3,031         3,949
  Other                                       426            488           257
--------------------------------------------------------------------------------
  Total Current Assets                      6,049          5,440         5,991
PROPERTY AND EQUIPMENT                     11,234         10,469        10,572
  Accumulated depreciation                 (3,304)        (3,002)       (3,038)
                                            -----          -----         -----
  Property and Equipment, net               7,930          7,467         7,534
OTHER                                         512            482           484
--------------------------------------------------------------------------------
TOTAL ASSETS                              $14,491        $13,389       $14,009
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Current portion of long-term debt
   and notes payable                      $   753        $   233       $   658
  Accounts payable                          2,825          2,528         2,662
  Other                                     1,375          1,350         1,174
--------------------------------------------------------------------------------
  Total Current Liabilities                 4,953          4,111         4,494
LONG-TERM DEBT                              4,720          4,808         5,235
DEFERRED INCOME TAXES AND OTHER               666            630           633
CONVERTIBLE PREFERRED STOCK, NET               34             50            51
SHAREHOLDERS' INVESTMENT                    4,118          3,790         3,596
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 INVESTMENT                               $14,491        $13,389       $14,009
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)        218.5          217.2         216.9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* The February 1, 1997 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF CASH FLOWS                                                   and Subsidiaries

(Millions of Dollars)                                         Nine Months Ended
--------------------------------------------------------------------------------
                                                        NOVEMBER 1,  November 2,
(Unaudited)                                                    1997        1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charge                       $446     $  259
Reconciliation to cash flow:
  Depreciation and amortization                                 520        482
  Deferred tax provision                                        (36)       (39)
  Other non-cash items affecting earnings                        54         72
  Changes in operating accounts providing/(requiring) cash:
    Accounts receivable                                         (18)       (71)
    Sale of accounts receivable                                 400          -
    Merchandise inventories                                  (1,034)      (931)
    Accounts payable                                            280        409
  Other                                                          26        170
--------------------------------------------------------------------------------
Cash Flow Provided by Operations                                638        351
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Expenditures for property and equipment                        (983)      (993)
Proceeds from disposals of property and equipment               114         21
--------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                    (869)      (972)
--------------------------------------------------------------------------------
Net Financing Requirements                                     (231)      (621)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable, net                                  747        261
Additions to long-term debt                                     175        700
Reductions of long-term debt                                   (568)      (209)
Sale of subsidiary preferred stock                              160          -
Redemption of subsidiary preferred stock                       (160)         -
Dividends paid                                                 (120)      (114)
Other                                                            16         12
--------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                      250        650
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                        19         29
Cash and Cash Equivalents at Beginning of Period                201        175
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $220     $  204
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $402 million and $266 million during the first nine months of 1997 and 1996, respectively. Cash paid for interest (including interest capitalized) in the first nine months of 1997 and 1996 was $360 million and $292 million, respectively.

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

LONG-TERM DEBT

During the third quarter, we repurchased an additional $79 million of long-term debt for $93 million and committed to repurchase $95 million of long-term debt
for $111 million, which settled in the fourth quarter.   The debt repurchased
had an average interest rate of 9.5% and an average remaining maturity of approximately 18 years. An extraordinary charge, net of tax, of $19 million ($.08 per share) for early extinguishment of debt was recorded in the third quarter. Year-to-date, repurchased debt amounted to $503 million with an extraordinary charge, net of tax, of $51 million ($.22 per share). The replacement of this debt with lower interest rate financing is expected to result in future interest expense savings.

As previously disclosed, we redeemed the preferred stock of Retail Properties, Inc., a subsidiary of the Corporation, in the third quarter. The impact to our financial statements was not material.

REAL ESTATE REPOSITIONING

In the third quarter, Mervyn's closed one additional under-performing store for a total of 28 stores closed in 1997, in accordance with our previously announced plan. In addition, DSD closed its second store in 1997. Exit costs incurred year-to-date by Mervyn's and DSD approximated $17 million and were charged against the reserve established in fourth quarter 1996.

INCOME TAXES

We have historically deducted for income tax purposes the inventory shortage expense accrued for book purposes, in a manner consistent with industry practice. With respect to our 1983 tax return, the IRS challenged the practice of deducting accrued shortage not verified with a year-end physical inventory. As disclosed in previous 10-Q filings, the United States Tax Court returned a judgment on this issue in favor of the IRS. We continue to believe strongly that our accrual practice is correct and have appealed this decision to the United States Court of Appeals for the Eighth Circuit. To stop further interest accrual, we paid the tax and interest assessed by the IRS in second quarter, without impact to our results of operations. It is likely that our appeal will be heard during the first half of 1998.

ACCOUNTS RECEIVABLE SECURITIZATION

During the third quarter, we entered into an accounts receivable securitization transaction whereby Dayton Hudson Receivables Corporation (DHRC), a special-purpose subsidiary, sold to the public $400 million of fixed-rate Class A certificates backed by credit card receivables. This issue of asset-backed certificates has a maturity of five years and a certificate rate of 6.25%. Proceeds from the sale were used for general corporate purposes. As required by Statement of Financial Accounting Standards (SFAS) No. 125, adopted in January 1997, the transaction resulted in a pre-tax gain of $32 million. In conjunction with this transaction, DHRC retained a $123 million issue of subordinated Class B asset-backed certificates, which is classified in accounts receivable.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current-year presentation.

                                 SEGMENT DISCLOSURES

Revenues by business segment were as follows :

(Millions of Dollars)              Three Months Ended        Nine Months Ended       Twelve Months Ended
                                  --------------------    ---------------------    ---------------------
                                   NOV. 1,     Nov. 2,      NOV. 1,     Nov. 2,      NOV. 1,     Nov. 2,
                                      1997        1996         1997        1996         1997       1996*
                                  --------    --------    ---------   ---------    ---------   ---------
Target                            $  4,778    $  4,191    $  13,695   $  11,992    $  19,556   $  17,462
Mervyn's                             1,034       1,078        2,925       3,044        4,250       4,506
DSD                                    810         804        2,184       2,168        3,165       3,186
                                  --------    --------    ---------   ---------    ---------   ---------
Total Revenues                    $  6,622    $  6,073    $  18,804   $  17,204    $  26,971     $25,154
                                  --------    --------    ---------   ---------    ---------   ---------
                                  --------    --------    ---------   ---------    ---------   ---------

Revenues in 1997 include a $32 million gain related to the sale of $400 million of securitized accounts receivable.

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

(Millions of Dollars)               Three Months Ended        Nine Months Ended       Twelve Months Ended
                                   --------------------    ---------------------    ---------------------
                                    NOV. 1,     Nov. 2,      NOV. 1,     Nov. 2,      NOV. 1,     Nov. 2,
                                       1997        1996         1997        1996         1997       1996*
                                  --------    --------    ---------   ---------    ---------   ---------
Target                              $  249      $  214       $  775      $  590     $  1,233      $  952
Mervyn's                                68          66          176         164          284         242
DSD                                     70          53          138          95          194         174
                                  --------    --------    ---------   ---------    ---------   ---------
Total Pre-tax Segment Profit           387         333        1,089         849        1,711       1,368
LIFO provision                           -          (5)           -          (5)          (4)        (22)
Securitization adjustment:
  Interest equivalent                   (7)         (6)         (20)        (18)         (26)        (25)
  SFAS 125 gain                         32           -           45           -           45           -
Interest expense, net                 (107)       (114)        (321)       (334)        (429)       (450)
Corporate and other                     (8)        (17)         (55)        (64)         (70)        (78)
Real estate repositioning charge         -           -            -           -         (134)          -
                                  --------    --------    ---------   ---------    ---------   ---------
Earnings before income taxes
  & extraordinary
  charge                            $  297      $  191       $  738      $  428     $  1,093      $  793
                                  --------    --------    ---------   ---------    ---------   ---------
                                  --------    --------    ---------   ---------    ---------   ---------

*Consisted of 53 Weeks

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF OPERATIONS AND FINANCIAL CONDITION
                                  THIRD QUARTER 1997

ANALYSIS OF OPERATIONS

Third quarter 1997 net earnings were $160 million, compared with $107 million for third quarter 1996. For the nine-month period ending November 1, 1997, net earnings increased 59% to $395 million from $249 million for the same period a year ago. Third quarter and the nine-month period ending November 1, 1997 net earnings include extraordinary charges, net of tax, related to the early extinguishment of debt of $19 million ($.08 per share) and $51 million ($.22 per share), respectively, compared with $9 million ($.04 per share) and $10 million ($.04 per share), for the same periods last year. Included in the third quarter and year-to-date 1997 results is a $32 million pre-tax gain ($.08 per share) from the sale of $400 million in securitized accounts receivable. Year-to-date 1997 results also include an additional $13 million pre-tax gain attributable to the application of SFAS No. 125 to our 1995 sale of accounts receivable.

The improvement in third quarter earnings is due primarily to continued strong sales and operating performance at Target, expense reduction initiatives at DSD and increases in credit profitability at all three divisions.

REVENUES

Total revenues increased 9% for both the three- and nine-month periods, while comparable-store revenues (revenues from stores open longer than one year) increased 6% and 5%, respectively.

Year-over-year revenue growth by business segment was as follows :

                                Three Months                   Nine Months
                           Percentage Change             Percentage Change
                       ---------------------         ---------------------
                          All     Comparable            All     Comparable
                       Stores         Stores         Stores         Stores
                       ------     ----------         ------     ----------
Target                     14%             7%            14%             6%
Mervyn's                   (4)             2             (4)             2
DSD                         1              3              1              -
                       ------     ----------         ------     ----------
Total Revenues              9%             6%             9%             5%
                       ------     ----------         ------     ----------
                       ------     ----------         ------     ----------

Excluding the $32 million gain related to the sale of securitized accounts receivable, the comparable-stores percentage change for Target, Mervyn's and DSD are 7%, 1% and 2%, and 6%, 1% and flat for the three- and nine-month periods, respectively.

Target's strong revenue results reflect new-store and comparable-store sales growth and increased credit revenues from the substantial growth of the Target Guest Card. Mervyn's comparable-store revenue growth reflects continued focus on merchandising and marketing initiatives. Mervyn's total revenue decrease reflects previously announced store closings as part of its real estate repositioning efforts. DSD's total revenue increased slightly despite fewer stores. DSD's revenue results reflect continued improvement in merchandise content and guest service.

PRE-TAX SEGMENT PROFIT

Our pre-tax segment profit increased 16% to $387 million compared with $333 million for the same period a year ago. For the third consecutive quarter, all three divisions contributed to the year-over-year improvement. Pre-tax segment profit in the first nine months increased 28% to $1,089 million, compared with $849 million in 1996.


Year-over-year pre-tax segment profit growth was as follows:

                                   Three Months          Nine Months
                              Percentage Change    Percentage Change
                              -----------------    -----------------
Target                                    16%                    31%
Mervyn's                                   1                      7
DSD                                       35                     46
                                        ----                   ----
Total Pre-tax Segment Profit              16%                    28%
                                        ----                   ----
                                        ----                   ----



TARGET'S third quarter and nine-month profit increases of 16% and 31%, respectively, over the same periods last year reflect strong total and comparable-store sales growth. During the third quarter, the gross margin rate increased slightly, while the operating expense rate was slightly unfavorable to last year. During the nine-month period, the gross margin rate increased due primarily to higher markup which was partially offset by higher markdowns. The operating expense rate improved over last year, reflecting continued favorable store productivity resulting from Target's expense reduction program. For 1997, Target is on-track to realize $60 - $70 million in annualized cost savings identified as part of its multi-year cost reduction program. For the fourth quarter, we anticipate continued profitability growth, although not to the degree experienced in the first nine months.

MERVYN'S profit for the third quarter and nine months increased 1% and 7%, respectively, from comparable periods last year. The gross margin rate increased during the third quarter due mainly to favorable markdowns. Mervyn's operating expense rate for the third quarter and nine-month period was unfavorable due to poor sales leveraging resulting from fewer stores. Mervyn's year-to-date gross margin rate increased slightly from the comparable period last year. In addition, increased credit profitability continues to benefit Mervyn's overall performance. For the year, despite lost revenue and profit associated with the closed stores, we continue to expect modest year-over-year profit growth.

DSD'S profit for the third quarter and nine months increased 35% and 46%, respectively, from comparable periods last year. The gross margin rate for the quarter increased due to favorable markdowns. The nine-month period gross margin rate increased primarily due to favorable markup and markdowns. The operating expense rate for the third quarter and year-to-date improved substantially due to increased store productivity. For the fourth quarter, DSD's substantial profit improvement is expected to continue.


OTHER PERFORMANCE FACTORS

Results of our credit operations are included in each division's third quarter and year-to-date pre-tax profit. Net of all costs, including bad debt expense, profitability from our credit business improved in the third quarter reflecting year-over-year increases at all three segments. Substantial growth in the Target Guest Card and our enhanced guest loyalty programs at each division should continue to positively impact our segments' results going forward.

The last-in first-out (LIFO) provision, included in cost of retail sales, was zero for both the third quarter and the nine-month period for 1997, compared with a $5 million charge incurred in the third quarter and year-to-date last year. The cumulative LIFO provision was $86 million at November 1, 1997 and February 1, 1997, and $82 million at November 2, 1996.

Our results include reductions of finance charge revenues and bad debt expense related to the sale of securitized accounts receivable of $7 and $20 million during the third quarter and first nine months of 1997, respectively, compared to $6 million and $18 million for the comparable periods last year. These amounts represent payments to holders of our sold accounts receivable and are included in our pre-tax earnings reconciliation on page 6 as "interest equivalent". Going forward, with the current cumulative amount of sold receivables, the interest equivalent will approximate $12 million per quarter. Analytically, as management views interest expense, we include the interest equivalent discussed above.

Net interest expense, as reported in our Consolidated Results of Operations, decreased $7 million in the third quarter and $13 million in the first nine months compared with the same periods last year due to a favorable portfolio rate and lower average debt balances. On a combined basis, net interest expense and the interest equivalent is expected to show modest favorability in the near term.

During the first half of 1997, we recorded a $13 million gain from our adoption of SFAS No. 125 attributable to our 1995 sale of accounts receivable. In addition, we recorded a gain of $32 million related to the sale of an additional $400 million of securitized accounts receivable in third quarter 1997.

The effective income tax rate was 39.5%, the same as the prior year.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. The ratio of debt to total capitalization attributable to our retail operations was 53% at the end of third quarter 1997, compared with 56% a year ago and 50% at year end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect our debt ratio to remain lower than last year for the balance of 1997.

At November 1, 1997, working capital was $1,096 million, 27% lower than a year ago. Accounts receivable decreased $243 million from third quarter last year and $382 million from year end, reflecting continued year-over-year receivables growth due to the Target Guest Card, which was more than offset by our recently completed securitization transaction. Inventory increased only 3%, or $116 million, over the same period last year as a result of new Target stores and good controls at all three divisions. The growth in inventory has been more than fully funded by the $163 million increase in accounts payable over the comparable period.

Capital expenditures for the first nine months of 1997 were $983 million, compared with $993 million for the same period a year ago. Approximately 84% of the current year expenditures were made by Target, 6% by Mervyn's and 10% by DSD. Proceeds of $114 million were generated from the disposal of property and equipment, primarily from the sale of Mervyn's Florida and Georgia stores.

We continue to fund the growth in our business through a combination of net changes in debt, the securitization of accounts receivable and retained earnings. The net changes from a year ago were as follows.

                                                             Twelve months ended
(Millions of Dollars)                                           November 1, 1997
                                                            -------------------
Long-term debt and notes payable                                        $  (420)
Sale of securitized accounts receivable                                     400
Shareholders' investment                                                    522
                                                                        -------
Net change                                                              $   502
                                                                        -------
                                                                        -------

STORE DATA

At November 1, 1997, Target operated 797 stores in 39 states, Mervyn's operated 273 stores in 14 states and DSD operated 65 stores in nine states. During the quarter, we opened 28 net new Target stores, closed one Mervyn's store and opened a DSD store while closing another.

Retail square footage was as follows:

(In thousands, reflects total
 square feet, less office,          NOVEMBER 1,    February 1,    November 2,
 warehouse and vacant space)               1997           1997           1996
--------------------------------------------------------------------------------
Target                                   86,865         79,360         79,090
Mervyn's                                 22,153         24,518         24,533
DSD                                      14,082         14,111         14,686
--------------------------------------------------------------------------------
Total Retail Square Footage             123,100        117,989        118,309
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis sections contain forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. Those statements are based on management's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As a result, the Company cautions that the forward-looking statements are qualified by the risks of increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, and other risks and uncertainties. As a result, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements. Readers are encouraged to review Exhibit 99.1 attached to this Form 10-Q which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

         (11).     Statements re Computations of Per Share Earnings

         (12).     Statements re Computations of Ratios

         (15).     Not applicable

         (18).     Not applicable

         (19).     Not applicable

         (22).     Not applicable

         (23).     Not applicable

         (24).     Not applicable

         (27).     Financial Data Schedule

         (99.1)    Cautionary Statements Relating to Forward-Looking
                   Information

    b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended November 1, 1997.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                          Registrant



Date:  December 12, 1997               By    /s/ Douglas A. Scovanner
                                           ------------------------------
                                             Douglas A. Scovanner
                                             Senior Vice President and
                                             Chief Financial Officer



Date:  December 12, 1997               By   /s/ J.A. Bogdan
                                           ------------------------------
                                            JoAnn Bogdan
                                            Controller and
                                            Chief Accounting Officer

Exhibit Index
-------------



(11).       Statements re Computations of Per Share Earnings

(12).       Statements re Computations of Ratios

(27).       Financial Data Schedule

(99.1)      Cautionary Statements Relating to Forward-Looking Information