Form 10-K
period 1998-01-31
DAYTON HUDSON CORP
filed 1998-04-15
CIK 27419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                           OR
   / /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------    --------------------------------------
Common Stock, par value $.1667 per        New York Stock Exchange
share                                     Pacific Stock Exchange
Preferred Stock Purchase Rights           New York Stock Exchange
                                          Pacific Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 20, 1998 was $19,584,392,909, based on the closing price of $42.53 per share of Common Stock as reported on the New York Stock Exchange--Composite Index and $2,636.25 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

    Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. March 20, 1998: 438,699,386 shares of common stock, par value $.1667.

    All references to Common Stock in this Form 10-K reflect the Registrant's April 1998 two-for-one Common Stock split.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's 1997 Annual Report to Shareholders are incorporated into Parts I and II.

    2. Portions of Registrant's Proxy Statement dated April 14, 1998 are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    The first paragraph of Fourth Quarter Results, Page 20; Analysis of Financial Condition, Page 21; Performance Objectives, Page 22; Guest Credit, Page 23; Business Segment Comparisons, excluding years 1992-1994, Page 25; first textual paragraph of Summary of Accounting Policies--Organization, Page 26; Quarterly Results (Unaudited), Page 35; the information relating to store locations on Page 16 and the information relating to number of employees on Page 37, excluding years 1992-1994, of Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2.  PROPERTIES.

    Leases, Page 31 and the list of store locations on Page 16 of Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

    Commitments and Contingencies, Page 29 of Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Registrant as of April 1, 1998 and their positions and ages, are as follows:

NAME                                                                TITLE                           AGE
----------------------------------------------  ----------------------------------------------      ---
Robert J. Ulrich..............................  Chairman, Chief Executive Officer, Chairman of          54
                                                  the Executive Committee and Director of
                                                  Registrant; Chairman and Chief Executive
                                                  Officer of Target (a division of Registrant)

Kenneth B. Woodrow............................  President of Target                                     53

Larry V. Gilpin...............................  Executive Vice President Team, Guest and                54
                                                  Community Relations of Target

Robert G. McMahon.............................  Senior Vice President, Property Development of          49
                                                  Target

John E. Pellegrene............................  Executive Vice President, Marketing of Target           61

Gregg W. Steinhafel...........................  Executive Vice President, Merchandising of              43
                                                  Target

Bart Butzer...................................  President of Mervyn's (a subsidiary of                  42
                                                  Registrant)

Shannon M. Buscho.............................  Executive Vice President, Stores of Mervyn's            46

Linda L. Ahlers...............................  President of the Department Store Division (a           47
                                                  division of Registrant)

James T. Hale.................................  Senior Vice President, General Counsel and              57
                                                  Secretary of Registrant

Douglas A. Scovanner..........................  Senior Vice President and Chief Financial               42
                                                  Officer of Registrant

Vivian M. Stephenson..........................  Senior Vice President and Chief Information             60
                                                  Officer of Registrant

Gerald L. Storch..............................  President, Credit and Senior Vice President,            41
                                                  Strategic Business Development of Registrant

JoAnn Bogdan..................................  Controller and Chief Accounting Officer of              45
                                                  Registrant

    Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1998 is set forth below.

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

    GERALD L. STORCH President, Credit and Senior Vice President, Strategic Business Development of Registrant since May 1997. Senior Vice President of Registrant since 1993. Principal with McKinsey & Company (a consulting firm) from 1982 to 1993.

    JOANN BOGDAN Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Dividends Declared Per Share and Common Stock price, Page 35 of Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The Data on years 1993-1997 in the Summary Financial and Operating Data (excluding 1992 and Other Data), Page 37.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis, Pages 17-24 and the second textual paragraph of Post-retirement Health Care Benefits, Page 34 of Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Pages 25-35 and 37 (excluding years 1992-1994 on Page 25 and 1992 and Other Data in the Summary Financial and Operating Data on Page 37) and the Report of Independent Auditors, Page 36 of Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Election of Directors, Pages 6-11 of Registrant's Proxy Statement dated April 14, 1998, is incorporated herein by reference. See also Item X of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    Executive Compensation, Pages 12-17, Report of the Compensation Committee on Executive Compensation, pages 18-22 and Director Compensation, Page 10 of Registrant's Proxy Statement dated April 14, 1998, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    How many shares do the Corporation's directors and officers own? Page 4 and Who are the largest owners of the Corporation's shares? Page 5 of Registrant's Proxy Statement dated April 14, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS:

    Consolidated Results of Operations for the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

    Consolidated Statements of Financial Position at January 31, 1998 and February 1, 1997.

    Consolidated Statements of Cash Flows for the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

    Consolidated Statements of Shareholders' Investment for the Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

    Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 25 - 27, 29, 31 and 33-35 (excluding years 1992-1994 on Page 25) and the Report of Independent Auditors on Page 36 in Registrant's 1997 Annual Report to Shareholders.

    The Registrant, through its special purpose subsidiary, Dayton Hudson Receivables Corporation ("DHRC") entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for DHRC in its separate Annual Report on Form 10-K.

b) REPORTS ON FORM 8-K

    Form 8-K dated January 8, 1998, reporting December 1997 sales results.

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

      (9)  Not applicable

   (10)A.  Executive Incentive Plan (PTOC&EVA) (a)

       B.  Director Stock Option Plan of 1995 (b)

       C.  Executive Incentive Plan (Personal Score) (c)

       D.  Excess Benefit Plan (d)

       E.  Supplemental Pension Plan I (e)

       F.  Executive Long-Term Incentive Plan of 1981, as amended and restated (f)

       G.  Supplemental Pension Plan II (g)

       H.  Supplemental Pension Plan III (h)

       I.  Deferred Compensation Plan Senior Management Group (i)

       J.  Deferred Compensation Plan Directors (j)

       K.  Income Continuance Policy (k)

       L.  SMG Income Continuance Policy (l)

       M.  SMG Executive Deferred Compensation Plan (m)

       N.  Director Deferred Compensation Plan (n)

     (11)  Not applicable

     (12)  Statements re Computations of Ratios

     (13) 1997 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

     (16)  Not applicable

     (18)  Not applicable

     (21)  List of Subsidiaries

     (22)  Not applicable

     (23)  Consent of Independent Auditors

     (24)  Powers of Attorney

   (27)A.  Financial Data Schedules for the fiscal year ended January 31, 1998.

       B.  Restated Financial Data Schedules for the periods ended May 3, 1997, August 2,
            1997 and November 1, 1997.

       C.  Restated Financial Data Schedules for the fiscal years ended February 3, 1996 and February 1, 1997 and for the periods ended May 4, 1996, April 3, 1996 and
            November 2, 1996.

   (99)A.  Registrant's Form 11-K Report

       B. Registrant's Proxy Statement dated April 14, 1998 (only those portions specifically incorporated by reference shall be deemed filed with the Commission)(o)

       C.  Cautionary Statements Relating to Forward-Looking Information

    Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

------------------------

(a) Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19, 1995.

(b) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 19, 1995.

(c) Incorporated by reference to Exhibit (10)C. to Registrant's Form 10-K Report for the year ended January 29, 1994.

(d) Incorporated by reference to Exhibit (10)D. to Registrant's Form 10-K Report for the year ended January 30, 1993 (the "1992 10-K").

(e) Incorporated by reference to Exhibit (10)E. to Registrant's Form 10-K Report for the year ended February 1, 1997.

(f) Incorporated by reference to Exhibit (10)B. to Registrant's Form 10-Q Report for the quarter ended October 29, 1994.

(g) Incorporated by reference to Exhibit (10)G. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(h) Incorporated by reference to Exhibit (10)H. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(i) Incorporated by reference to Exhibit (10)I. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(j) Incorporated by reference to Exhibit (10)J. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(k) Incorporated by reference to Exhibit (10)A. to Registrant's 1992 10-K.

(l) Incorporated by reference to Exhibit (10)B. to Registrant's 1992 10-K.

(m) Incorporated by reference to Exhibit (10)M. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(n) Incorporated by reference to Exhibit (10)N. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(o) Incorporated by reference to Registrant's Proxy Statement dated April 14, 1998 (only those portions specifically incorporated by reference shall be deemed filed with the Commission).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAYTON HUDSON CORPORATION

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
Dated: April 15, 1998                                 OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      /s/ BOB ULRICH
                                          --------------------------------------
                                                     Robert J. Ulrich
                                             CHAIRMAN OF THE BOARD AND CHIEF
Dated: April 15, 1998                               EXECUTIVE OFFICER

                                                 /s/ DOUGLAS A. SCOVANNER
                                          --------------------------------------
                                                   Douglas A. Scovanner
                                             SENIOR VICE PRESIDENT AND CHIEF
Dated: April 15, 1998                               FINANCIAL OFFICER

                                                     /s/ J.A. BOGDAN
                                          --------------------------------------
                                                       JoAnn Bogdan
                                             CONTROLLER AND CHIEF ACCOUNTING
Dated: April 15, 1998                                    OFFICER

LIVIO D. DESIMONE             SUSAN A. MCLAUGHLIN
ROGER A. ENRICO               ANNE M. MULCAHY
WILLIAM W. GEORGE             STEPHEN W. SANGER
MICHELE J. HOOPER JAMES A.    SOLOMON D. TRUJILLO           Directors
JOHNSON                       ROBERT J. ULRICH
RICHARD M. KOVACEVICH

    Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being all of the Directors of the Registrant.

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
Dated: April 15, 1998                             ATTORNEY-IN-FACT