Form 10-Q
period 1998-05-02
DAYTON HUDSON CORP
filed 1998-06-11
CIK 27419

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                               ----------------------

                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended   May 2, 1998
                                                    ------------

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


  None
--------
     (Former name, former address and former fiscal year, if changed since last report.)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of May 2, 1998 was 439,069,095.

                  DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                       NO.
PART I    FINANCIAL INFORMATION:

          ITEM 1 - FINANCIAL STATEMENTS

            Condensed Consolidated Results of Operations for the Three Months
            and Twelve Months ended May 2, 1998 and May 3, 1997                          1

            Condensed Consolidated Statements of Financial Position at May 2,
            1998, January 31, 1998 and May 3, 1997                                       2

            Condensed Consolidated Statements of Cash Flows for the Three
            Months ended May 2, 1998 and May 3, 1997                                     3

            Notes to Condensed Consolidated Financial Statements                       4-6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
          FINANCIAL CONDITION                                                         7-11

PART II   OTHER INFORMATION:

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     13

          Signatures                                                                    14

          Exhibit Index                                                                 15

                           PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries


(Millions of Dollars, Except Per Share Data)                     Three Months Ended                 Twelve Months Ended
------------------------------------------------------------------------------------------------------------------------
                                                                 MAY 2,         May 3,              MAY 2,         May 3,
(Unaudited)                                                       1998           1997                1998           1997
------------------------------------------------------------------------------------------------------------------------
REVENUES                                                        $6,468         $5,889             $28,336        $25,879
COSTS AND EXPENSES:
  Cost of retail sales, buying and occupancy                     4,727          4,253              20,794         18,932
  Selling, publicity and administrative                          1,074          1,034               4,571          4,340
  Depreciation and amortization                                    184            170                 705            663
  Interest expense, net                                             96            107                 408            440
  Taxes other than income taxes                                    122            117                 475            450
  Real estate repositioning charge                                   -              -                   -            134
------------------------------------------------------------------------------------------------------------------------
  Total Costs and Expenses                                       6,203          5,681              26,953         24,959
------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGES             265            208               1,383            920
Provision for Income Taxes                                         105             82                 546            363
------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGES                          160            126                 837            557
Extraordinary Charges from Purchase and Redemption of
Debt, Net of Tax                                                     2             21                  32             31
------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                    $  158         $  105             $   805        $   526
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                           $  .36         $  .28             $  1.87        $  1.24
Extraordinary Charges                                              .01            .05                 .08            .07
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                        $  .35         $  .23             $  1.79        $  1.17
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                           $  .34         $  .27             $  1.77        $  1.18
Extraordinary Charges                                              .01            .05                 .07            .07
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                      $  .33         $  .22             $  1.70        $  1.11
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                             $  .09         $  .08             $   .34        $   .32
AVERAGE COMMON SHARES OUTSTANDING (Millions):
  Basic                                                          438.6          434.8               437.1          433.9
  Diluted                                                        466.6          462.4               464.7          461.6
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                      Dayton Hudson Corporation
OF FINANCIAL POSITION                                           and Subsidiaries



                                                            MAY 2,    January 31,         May 3,
(Millions of Dollars)                                        1998           1998*          1997
-----------------------------------------------------------------------------------------------
ASSETS                                                 (UNAUDITED)                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                               $   249        $   211        $   257
  Retained securitized receivables                          1,351          1,555          1,547
  Merchandise inventories                                   3,569          3,251          3,330
  Other                                                       623            544            391
-----------------------------------------------------------------------------------------------
  Total Current Assets                                      5,792          5,561          5,525
PROPERTY AND EQUIPMENT                                     11,847         11,513         10,593
  Accumulated depreciation                                 (3,527)        (3,388)        (3,042)
                                                           ------         ------         ------
  Property and Equipment, net                               8,320          8,125          7,551
OTHER                                                         608            505            491
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $14,720        $14,191        $13,567
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                        $ 2,723        $ 2,727        $ 2,356
  Current portion of long-term debt and notes payable         538            273            338
  Other                                                     1,347          1,556          1,329
-----------------------------------------------------------------------------------------------
  Total Current Liabilities                                 4,608          4,556          4,023
LONG-TERM DEBT                                              4,760          4,425          5,000
DEFERRED INCOME TAXES AND OTHER                               731            720            623
CONVERTIBLE PREFERRED STOCK, NET                               24             30             44
SHAREHOLDERS' INVESTMENT                                    4,597          4,460          3,877
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $14,720        $14,191        $13,567
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)                        439.1          437.8          435.3
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


* The January 31, 1998 Consolidated Statement of Financial Position is condensed from the audited financial statement.

 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                        and Subsidiaries


(Millions of Dollars)                                       Three Months Ended
------------------------------------------------------------------------------
                                                            MAY 2,       May 3,
(Unaudited)                                                  1998         1997
------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charges                    $160         $126
Reconciliation to cash flow:
  Depreciation and amortization                               184          169
  Deferred tax provision                                       44          (28)
  Other non-cash items affecting earnings                      11           (3)
  Changes in operating accounts providing/(requiring) cash:
    Retained securitized receivables                          250          173
    Merchandise inventories                                  (291)        (300)
    Accounts payable                                          (91)        (188)
    Accrued liabilities                                      (120)           1
    Income taxes payable                                     (102)          (9)
  Other                                                      (118)          31
------------------------------------------------------------------------------
Cash Flow Required by Operations                              (73)         (28)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                      (378)        (254)
Proceeds from disposals of property and equipment              22          102
Acquisition of subsidiaries, net                             (100)         -
------------------------------------------------------------------------------
Cash Flow Required for Investing Activities                  (456)        (152)
------------------------------------------------------------------------------
Net Financing Requirements                                   (529)        (180)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable, net                                682          319
Reductions of long-term debt                                  (85)        (209)
Sale of subsidiary preferred stock                              -          160
Dividends paid                                                (45)         (40)
Other                                                          15            6
------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                    567          236
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                      38           56
Cash and Cash Equivalents at Beginning of Period              211          201
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $249         $257
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $163 million and $133 million during the first three months of 1998 and 1997, respectively. Cash paid for interest (including interest capitalized) in the first three months of 1998 and 1997 was $76 million and $89 million, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED                        Dayton Hudson Corporation
FINANCIAL STATEMENTS                                            and Subsidiaries

ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 1997 Annual Shareholders' Report throughout pages 25-36. As explained on page 35 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

INTERNAL USE SOFTWARE

We adopted Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in first quarter 1998. The adoption resulted in expense savings which increased first quarter pre-tax earnings by approximately $15 million ($.02 per share), which partially offset our other systems expenses.

PER SHARE DATA

References to earnings per share relate to diluted earnings per share.



                                                             Basic EPS                                       Diluted EPS
----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months            Twelve Months             Three Months            Twelve Months
                                             Ended                    Ended                     Ended                   Ended
----------------------------------------------------------------------------------------------------------------------------------
                                        MAY 2,      May 3,       MAY 2,      May 3,       MAY 2,      May 3        MAY 2     May 3,
                                         1998        1997         1998        1997         1998        1997,        1998,     1997
----------------------------------------------------------------------------------------------------------------------------------
Net earnings*                          $  160      $  126       $  837      $  557       $  160      $  126       $  837    $  557
Less: ESOP net earnings adjustment         (5)         (5)         (20)        (20)          (3)         (3)         (13)      (13)
----------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings*                 $  155      $  121       $  817      $  537       $  157      $  123       $  824    $  544
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                           438.6       434.8        437.1       433.9        438.6       434.8        437.1     433.9
    Performance shares                      -           -            -           -          1.0         1.5          1.2       1.6
    Stock options                           -           -            -           -          5.5         3.3          4.4       2.8
    Assumed conversion of ESOP
      preferred shares                      -           -            -           -         21.5        22.8         22.0      23.3
----------------------------------------------------------------------------------------------------------------------------------
Total common equivalent shares
  outstanding                           438.6       434.8        437.1       433.9        466.6       462.4        464.7     461.6
----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share*                    $  .36      $  .28       $ 1.87      $ 1.24       $  .34      $  .27       $ 1.77    $ 1.18
----------------------------------------------------------------------------------------------------------------------------------

*Before extraordinary charges

LONG-TERM DEBT

During the first quarter, we repurchased approximately $12 million of high-coupon debt for $15 million, resulting in an after-tax extraordinary charge of $2 million ($.01 per share). The replacement of this debt with lower interest rate financing is expected to result in future interest expense savings. The debt repurchased had an average interest rate of 10 percent and an average remaining life of approximately 12 years.

ACQUISITIONS

Effective February 1, 1998, we acquired The Associated Merchandising Corporation, an international sourcing company for our three operating divisions and other retailers. Effective April 15, 1998, we acquired a direct marketing
firm, Rivertown Trading Company.   Both subsidiaries are included in the
consolidated financial statements. Their revenues and operating results are included in "Corporate and other" and were immaterial in the quarter.

SEGMENT DISCLOSURES (millions of dollars)

Revenues by segment were as follows:


                                   Three Months Ended            Twelve Months Ended
                                 ----------------------        ----------------------
                                   MAY 2,         May 3,         MAY 2,         May 3,
                                    1998           1997           1998           1997
                                 -------        -------        -------        -------
Target                            $4,807         $4,254        $20,921        $18,384
Mervyn's                             890            946          4,171          4,348
DSD                                  726            689          3,199          3,147
Corporate and other                   45              -             45              -
                                 -------        -------        -------        -------
Total revenues                    $6,468         $5,889        $28,336        $25,879
                                 -------        -------        -------        -------
                                 -------        -------        -------        -------

Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:


                                   Three Months Ended            Twelve Months Ended
                                 ----------------------        ----------------------
                                   MAY 2,         May 3,         MAY 2,         May 3,
                                    1998           1997           1998           1997
                                 -------        -------        -------        -------
Target                            $  302         $  252         $1,337         $1,166
Mervyn's                              43             50            273            280
DSD                                   41             35            246            156
                                 -------        -------        -------        -------
Total Pre-tax Segment Profit         386            337          1,856          1,602
LIFO provision                         -              -             (6)            (9)
Securitization adjustments:
 Interest equivalent                 (12)            (6)           (39)           (25)
 SFAS 125 gain                         -              6             39              6
Interest expense                     (96)          (107)          (408)          (440)
Real estate repositioning charge       -              -              -           (134)
Corporate and other                  (13)           (22)           (59)           (80)
                                 -------        -------        -------        -------
Earnings before income taxes
 and extraordinary charge         $  265         $  208         $1,383         $  920
                                 -------        -------        -------        -------
                                 -------        -------        -------        -------

SUBSEQUENT EVENT

On May 28, 1998 we issued $200 million of long term debt maturing in 2010, and puttable in June 2000. In addition, we sold to a third party the right, in June 2000, to call and remarket these securities to their final maturity.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF OPERATIONS AND FINANCIAL CONDITION
                                 FIRST QUARTER 1998

ANALYSIS OF OPERATIONS

First quarter 1998 net earnings were $158 million, or $.33 per share, compared with $105 million, or $.22 per share, for the same period last year. First quarter 1998 net earnings included an extraordinary charge, net of tax, related to the early extinguishment of debt of $2 million ($.01 per share). First quarter 1997 net earnings included an extraordinary charge, net of tax, related to the early extinguishment of debt of $21 million ($.05 per share) and a pre-tax securitization gain of $6 million ($.01 per share). Excluding all unusual items, first quarter earnings per share were $.34 in 1998 and $.26 in 1997. The improvement in first quarter net earnings was due to strong sales and profit performance at Target and DSD.

REVENUES AND COMPARABLE-STORE SALES

Total revenues increased 9.8 percent to $6,468 million compared with $5,889 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 5.2 percent. Year-over-year change in revenues and comparable-store sales by business segment was as follows :


                                           Three Months Percentage Change
                                      -------------------------------------
                                                          Comparable-Store
                                        Revenues               Sales
                                      ------------       ------------------
Target                                        13.0%                     5.9%
Mervyn's                                      (5.9)                     0.4
DSD                                            5.4                      6.9
                                      ------------       ------------------
Total                                         9.8%                     5.2%
                                      ------------       ------------------
                                      ------------       ------------------


Target's revenue results reflect strong new and comparable-store sales growth, while Mervyn's total revenue decrease reflects stores closed in 1997. DSD's revenue and comparable-store sales results reflect continued improvement in merchandise content and store productivity.

PRE-TAX SEGMENT PROFIT

Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our first quarter pre-tax segment profit increased 15 percent to $386 million compared with $337 million for the same period a year ago. Year-over-year pre-tax segment profit growth was as follows:


                                      Three Months            Twelve Months
                                 Percentage Change        Percentage Change
                                 -----------------        -----------------
Target                                          20%                      15%
Mervyn's                                       (13)                      (4)
DSD                                             14                       56
                                             -----                    -----
Total Pre-tax Segment Profit                    15%                      15%
                                             -----                    -----
                                             -----                    -----

TARGET'S first quarter pre-tax profit increased 20 percent to $302 million compared with $252 million for the same period a year ago, reflecting comparable-store sales growth of 5.9 percent, and operating expense rate improvement. The operating expense rate favorability reflects strong sales leveraging and benefits from Target's multi-year expense reduction effort. In 1998, Target's gross margin rate is expected to be essentially even with 1997. Expense reduction will remain a priority; however, ongoing wage rate pressures within our competitive markets may challenge our ability to fully realize our planned savings of $60 to $70 million.

MERVYN'S first quarter pre-tax profit decreased 13 percent to $43 million compared with $50 million for the same period a year ago, with comparable store-sales growth of 0.4 percent. The gross margin rate declined primarily due to higher markdowns while the operating expense rate improved modestly. Despite lost revenue and profits from the stores closed in 1997, Mervyn's is expected to achieve modest improvement in its 1998 profit margin rate through low single-digit comparable-store sales increases. The operating expense rate is expected to be essentially even with 1997.

DSD'S first quarter pre-tax profit increased 14 percent to $41 million compared with $35 million for the same period a year ago, reflecting comparable-store sales growth of 6.9 percent and operating expense rate improvement, primarily due to increased store productivity. The gross margin rate was essentially even with the prior year. In 1998, we expect continued growth in DSD's pre-tax profit for the year, reflecting low-to-mid single digit comparable-store sales, and a modest increase in the gross margin rate. We also expect DSD's operating expense rate to be essentially unchanged from 1997.

OTHER PERFORMANCE FACTORS

Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. As such, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit increased over the prior year principally due to continued growth of the Target guest card. We expect to grow guest credit's contribution in 1998 by acquiring new accounts, refining guest loyalty programs and controlling bad debt expense.

The last-in first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 1998 and 1997. The cumulative LIFO provision was $92 million at May 2, 1998 and January 31, 1998, and $86 million at May 3, 1997.

Our Consolidated Results of Operations include reductions of finance charge revenues and bad debt expense, the net effect of which reduced earnings by $12 and $6 million during the first quarter of 1998 and 1997, respectively. These amounts represent payments to holders of our sold securitized receivables and are included in our pre-tax earnings reconciliation on page 5 as "interest equivalent". Our current $800 million of sold securitized receivables will result in approximately $12 million of interest equivalent in each quarter they remain outstanding. For analytical purposes, management includes the interest equivalent discussed above in interest expense.

In first quarter 1998, combined interest expense and interest equivalent was $5 million lower than 1997 due to a lower average portfolio rate. In first quarter 1997, combined interest expense and interest equivalent was $2 million lower than 1996 due to lower average funded balances. For the balance of the year, combined interest expense and interest equivalent is expected to be similar to, or slightly above, 1997 as continued portfolio rate favorability is expected to substantially offset the effect of somewhat higher average funded balances.

The effective income tax rate was 39.5 percent in both 1998 and 1997.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt, and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 49 percent at the end of first quarter 1998, compared with 52 percent a year ago and 45 percent at year end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect our debt ratio to continue to be below last year for the balance of 1998.

At May 2, 1998, working capital was $1,184 million, down 21 percent compared with a year ago. Retained securitized receivables declined 13 percent from year end, reflecting a typical reduction from seasonally high levels. Retained securitized receivables also decreased 13 percent from first quarter last year, reflecting $400 million of securitized receivables sold in third quarter 1997. Compared with last year, merchandise inventories increased approximately $239 million, or 7 percent, as a result of new store growth at Target, partially offset by good inventory control at all divisions. The inventory growth was more than fully funded by a $367 million, or 16 percent, increase in accounts payable.

Capital expenditures for the first three months of 1998 were $378 million, compared with $254 million for the same period a year ago. Approximately 86 percent of the current year expenditures were made by Target, 8 percent by Mervyn's and 6 percent by DSD.

STORE DATA

During the quarter, we opened 11 net new Target stores. At May 2, 1998, Target operated 807 stores in 39 states, Mervyn's operated 269 stores in 14 states and DSD operated 65 stores in nine states.

Retail square footage was as follows:


(In thousands, reflects total square feet,      MAY 2,    January 31,       May 3,
less office, warehouse and vacant space)         1998           1998         1997
----------------------------------------------------------------------------------
Target                                         88,795         87,158       81,353
Mervyn's                                       21,810         21,810       22,424
DSD                                            14,090         14,090       13,995
----------------------------------------------------------------------------------
Total Retail Square Footage                   124,695        123,058      117,772
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. Those statements are based on management's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As a result, the Company cautions that the forward-looking statements are qualified by the risks of increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. As a result, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements. Readers are encouraged to review Exhibit (99)C. attached to the Company's Form 10-K Report for the year ended January 31, 1998 which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

                             PART II. OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a)   The Company held its Annual Shareholders' Meeting on May 20, 1998.

     c)   (1).      The shareholders voted for four director nominees for
                    three-year terms. The vote was as follows:

                      Name of Candidate           For         Withheld
                      -----------------       -----------    ---------
                      Michele J. Hooper       199,950,008    2,166,767
                      Susan A. McLaughlin     199,972,652    2,144,123
                      Anne M. Mulcahy         199,953,234    2,163,541
                      Stephen W. Sanger       199,971,730    2,145,045

                    There were no abstentions and no broker non-votes.

          (2). The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 1998. The vote was 201,491,513 for, 236,586 against and 388,676 abstentions. There were no broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

           (2).     Not applicable

           (3)A.    Restated Articles of Incorporation (as amended April 30,
                    1998).

           (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

          (11).     Not applicable

          (12).     Statements re Computations of Ratios

          (15).     Not applicable

          (18).     Not applicable

          (19).     Not applicable

          (22).     Not applicable

          (23).     Not applicable

          (24).     Not applicable

          (27).     Financial Data Schedule

     b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended May 2, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DAYTON HUDSON CORPORATION
                                                Registrant




Date:  June 11, 1998                         By   /s/ Douglas A. Scovanner
                                                --------------------------
                                                Douglas A. Scovanner
                                                Senior Vice President and
                                                Chief Financial Officer



Date:  June 11, 1998                         By   /s/ J.A. Bogdan
                                                --------------------------
                                                JoAnn Bogdan
                                                Controller and
                                                Chief Accounting Officer

EXHIBIT INDEX

(3)A.     Restated Articles of  Incorporation (as amended April 30, 1998)

(12).     Statements re Computations of Ratios

(27).     Financial Data Schedule