Form 10-Q
period 1998-08-01
DAYTON HUDSON CORP
filed 1998-09-11
CIK 27419

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

                  For the quarterly period ended   August 1, 1998
                                                   --------------

                           Commission file number 1-6049
                                                  ------

                             Dayton Hudson Corporation
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


     Minnesota                                    41-0215170
------------------------------------------------------------------------------
(State of incorporation or organization)  (I.R.S. Employer Identification No.)


     777 Nicollet Mall     Minneapolis, Minnesota      55402-2055
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (612) 370-6948
------------------------------------------------------------------------------

                                         None
------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of August 1, 1998 was 439,944,303.

                      DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           NO.
 PART I   FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS

          Condensed Consolidated Results of Operations for the Three       1
          Months, Six Months and Twelve Months ended August 1, 1998
          and August 2, 1997

          Condensed Consolidated Statements of Financial Position at       2
          August 1, 1998, January 31, 1998 and August 2, 1997

          Condensed Consolidated Statements of Cash Flows for the Six      3
          Months ended August 1, 1998 and August 2, 1997

          Notes to Condensed Consolidated Financial Statements             4-6

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND    7-12
                 FINANCIAL CONDITION


 PART II  OTHER INFORMATION:

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          13

        Signatures                                                         14

        Exhibit Index                                                      15

                           PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED                                 Dayton Hudson Corporation
RESULTS OF OPERATIONS                                           and Subsidiaries


(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)               THREE MONTHS ENDED        SIX MONTHS ENDED     TWELVE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                           AUGUST 1,   August 2,   AUGUST 1,   August 2,  AUGUST 1, August 2,
(Unaudited)                                                  1998        1997        1998        1997        1998     1997
-----------------------------------------------------------------------------------------------------------------------------
REVENUES                                                   $7,056      $6,293     $13,524     $12,182     $29,099     $26,422
COSTS AND EXPENSES:
   Cost of retail sales, buying and occupancy               5,143       4,586       9,870       8,839      21,351      19,321
   Selling, publicity and administrative                    1,214       1,080       2,288       2,114       4,705       4,411
   Depreciation and amortization                              193         174         377         344         727         678
   Interest expense, net                                      101         107         197         214         399         436
   Taxes other than income taxes                              121         113         243         230         483         455
   Real estate repositioning charge                             -           -           -           -           -         134
-----------------------------------------------------------------------------------------------------------------------------
   Total Costs and Expenses                                 6,772       6,060      12,975      11,741      27,665      25,435
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
   CHARGES                                                    284         233         549         441       1,434         987
Provision for Income Taxes                                    112          92         217         174         567         389
-----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGES                     172         141         332         267         867         598
Extraordinary Charges from Purchase and Redemption
   of Debt, Net of Tax                                          -          11           2          32          21          42
-----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                              $   172      $  130     $   330     $   235      $  846     $   556
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                     $   .38      $  .32     $   .74     $   .59     $  1.94     $  1.33
Extraordinary Charges                                           -        (.03)       (.01)       (.07)       (.05)       (.10)
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                  $   .38      $  .29     $   .73     $   .52     $  1.89     $  1.23
-----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                     $   .36      $  .29     $   .70     $   .56     $  1.84     $  1.27
Extraordinary Charges                                           -        (.02)       (.01)       (.07)       (.05)       (.10)
-----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                $   .36      $  .27     $   .69     $   .49     $  1.79     $  1.17
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                       $   .09      $  .08     $   .18     $   .16      $  .35     $   .32
AVERAGE COMMON SHARES OUTSTANDING (Millions):
   Basic                                                    439.6       435.7       439.1       435.3       438.0       434.6
   Diluted                                                  467.6       463.8       467.1       463.1       465.6       461.3
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.
                                         1

CONDENSED CONSOLIDATED STATEMENTS                     Dayton Hudson Corporation
OF FINANCIAL POSITION                                          and Subsidiaries

                                                         AUGUST 1,  January 31,  August 2,
(MILLIONS OF DOLLARS)                                        1998         1998*      1997
-----------------------------------------------------------------------------------------
ASSETS                                                (Unaudited)             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                             $    237    $    211    $    216
   Retained securitized receivables                         1,295       1,555       1,551
   Merchandise inventories                                  3,697       3,251       3,363
   Other                                                      926         544         409
-----------------------------------------------------------------------------------------
   Total Current Assets                                     6,155       5,561       5,539
PROPERTY AND EQUIPMENT                                     12,240      11,513      10,920
   Accumulated depreciation                               (3,676)     (3,388)     (3,171)
   Property and Equipment, net                              8,564       8,125       7,749
OTHER                                                         589         505         487
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 15,308    $ 14,191    $ 13,775
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                                      $  2,852    $  2,727    $  2,399
   Current portion of long-term debt and notes payable        351         273         384
   Other                                                    1,462       1,556       1,264
-----------------------------------------------------------------------------------------
   Total Current Liabilities                                4,665       4,556       4,047
LONG-TERM DEBT                                              5,132       4,425       5,072
DEFERRED INCOME TAXES AND OTHER                               750         720         636
CONVERTIBLE PREFERRED STOCK, NET                               20          30          34
SHAREHOLDERS' INVESTMENT                                    4,741       4,460       3,986
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $ 15,308    $ 14,191    $ 13,775
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)                        439.9       437.8       436.1
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


* The January 31, 1998 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED                                Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                       and Subsidiaries


(MILLIONS OF DOLLARS)                                                              SIX MONTHS ENDED
-----------------------------------------------------------------------------------------------------
                                                                                AUGUST 1,    August 2,
(UNAUDITED)                                                                         1998         1997
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charges                                          $ 332         $267
Reconciliation to cash flow:
   Depreciation and amortization                                                     377          344
   Deferred tax provision                                                             10          (60)
   Other non-cash items affecting earnings                                            14            7
   Changes in operating accounts providing/(requiring) cash, net of acquisitions:
       Retained securitized receivables                                              305          169
       Merchandise inventories                                                      (420)        (332)
       Accounts payable                                                               39         (136)
       Accrued liabilities                                                           (58)          83
       Income taxes payable                                                          (53)        (139)
   Securities in trust for principal payment on sold securitized receivables        (270)           -
   Other                                                                             (93)          54
-----------------------------------------------------------------------------------------------------
Cash Flow Provided by Operations                                                     183          257
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                                             (793)        (637)
Proceeds from disposals of property and equipment                                     29          110
Acquisition of subsidiaries, net of cash received                                   (100)           -
Other                                                                                 (6)           -
-----------------------------------------------------------------------------------------------------
Cash Flow (Required) for Investing Activities                                       (870)        (527)
-----------------------------------------------------------------------------------------------------
Net Financing Requirements                                                          (687)        (270)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable, net                                                       466          537
Additions to long-term debt                                                          400          100
Reductions of long-term debt                                                         (87)        (438)
Principal payments received on loan to ESOP                                            8            9
Dividends paid                                                                       (89)         (80)
Sale of subsidiary preferred stock                                                     -          160
Other                                                                                 15           (3)
-----------------------------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                                           713          285
-----------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                             26           15
Cash and Cash Equivalents at Beginning of Period                                     211          201
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 237       $  216
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $265 million and $342 million during the first six months of 1998 and 1997, respectively. Cash paid for interest (including interest capitalized) in the first six months of 1998 and 1997 was $195 million and $284 million, respectively.

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

INTERNAL USE SOFTWARE

We adopted Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in first quarter 1998. The adoption resulted in expense savings which increased pre-tax earnings by approximately $23 and $38 million, net of depreciation, for the second quarter and first half of 1998, respectively ($.03 and $.05 per share) which partially offset our other systems expenses.

PER SHARE DATA

References to earnings per share relate to diluted earnings per share.

                                                                    Basic EPS
-----------------------------------------------------------------------------------------------------
                                               Three Months         Six Months       Twelve Months
                                                   Ended              Ended             Ended
-----------------------------------------------------------------------------------------------------
                                             AUG 1,   Aug 2,     AUG 1,   Aug 2,    AUG 1,    Aug 2,
                                             1998      1997      1998      1997      1998      1997
-----------------------------------------------------------------------------------------------------
Net earnings*                               $  172    $  141    $  332    $  267    $  867    $  598
Less: ESOP net earnings adjustment              (5)       (5)      (10)      (10)      (20)      (20)
-----------------------------------------------------------------------------------------------------
Adjusted net earnings*                      $  167    $  136    $  322    $  257    $  847    $  578
-----------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                                439.6     435.7     439.1     435.3     438.0     434.6
    Performance shares                           -         -         -         -         -         -
    Stock options                                -         -         -         -         -         -
    Assumed conversion of ESOP
      preferred shares                           -         -         -         -         -         -
-----------------------------------------------------------------------------------------------------
Total common equivalent shares
  outstanding                                439.6     435.7     439.1     435.3     438.0     434.6
-----------------------------------------------------------------------------------------------------

  Earnings Per Share*                       $  .38    $  .32    $  .74    $  .59   $  1.94   $  1.33
-----------------------------------------------------------------------------------------------------

                                                                Diluted EPS
--------------------------------------------------------------------------------------------------
                                            Three Months          Six Months        Twelve Months
                                              Ended                Ended               Ended
--------------------------------------------------------------------------------------------------
                                          AUG 1,    Aug 2,    AUG 1,     Aug 2,    AUG 1,   Aug 2,
                                           1998      1997      1998       1997      1998    1997
--------------------------------------------------------------------------------------------------
Net earnings*                             $  172    $  141    $  332    $  267    $  867    $  598
Less: ESOP net earnings adjustment            (3)       (4)       (6)       (7)      (12)      (13)
--------------------------------------------------------------------------------------------------
Adjusted net earnings*                    $  169    $  137    $  326    $  260    $  855    $  585
--------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                              439.6     435.7     439.1     435.3     438.0     434.6
  Performance shares                         0.9       1.5       0.9       1.5       1.0       1.4
    Stock options                            6.0       4.1       5.8       3.7       4.9       2.3
    Assumed conversion of ESOP
      preferred shares                      21.1      22.5      21.3      22.6      21.7      23.0
--------------------------------------------------------------------------------------------------
Total common equivalent shares
  outstanding                              467.6     463.8     467.1     463.1     465.6     461.3
--------------------------------------------------------------------------------------------------

  Earnings Per Share*                     $  .36    $  .29    $  .70    $  .56   $  1.84   $  1.27
--------------------------------------------------------------------------------------------------

*Before extraordinary charges

LONG-TERM DEBT

On June 4, 1998 we issued $200 million of long-term debt maturing in June 2010, puttable in June 2000. In addition, we sold to a third party the right to call and remarket these securities in June 2000 to their final maturity. On July 21, 1998 we issued $200 million of long-term debt with a coupon rate of 6.65%, maturing in August 2028.

ACQUISITIONS

In the first quarter of 1998, we acquired The Associated Merchandising Corporation, an international sourcing company for our three operating divisions and other retailers, and Rivertown Trading Company, a direct marketing firm. Both subsidiaries are included in the consolidated financial statements. Their revenues and operating results are included in "Corporate and other" and were immaterial in the second quarter and first half of 1998.

SEGMENT DISCLOSURES (millions of dollars)

Revenues by segment were as follows:

                                          Three Months Ended    Six Months Ended
                                          ------------------  ------------------
                                          AUGUST 1, August 2, AUGUST 1, August 2,
                                              1998      1997      1998      1997
                                          --------  --------  --------  --------
Target                                    $  5,294  $  4,663  $ 10,101  $  8,917
Mervyn's                                       935       945     1,825     1,891
DSD                                            732       685     1,458     1,374
Corporate and other                             95         -       140         -
                                          --------  --------  --------  --------
Total revenues                            $  7,056  $  6,293  $ 13,524  $ 12,182
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:

                                          Three Months Ended    Six Months Ended
                                          ------------------  ------------------
                                          AUGUST 1, August 2, AUGUST 1, August 2,
                                              1998      1997      1998      1997
                                          --------  --------  --------  --------
Target                                    $    337  $    274  $    639  $    526
Mervyn's                                        40        58        83       108
DSD                                             45        33        86        68
                                          --------  --------  --------  --------
Total Pre-tax Segment Profit                   422       365       808       702
Securitization adjustments:
  Interest equivalent                          (12)       (7)      (24)      (13)
  SFAS 125 gain                                  -         7         -        13
Interest expense                              (101)     (107)     (197)     (214)
Corporate and other                            (25)      (25)      (38)      (47)
                                          --------  --------  --------  --------
Earnings before income taxes
  and extraordinary charge                $    284  $    233  $    549  $    441
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for fiscal years beginning after June 15, 1999. The adoption of this new statement is expected to have an immaterial effect on our earnings and financial position.

SUBSEQUENT EVENTS

On August 12, 1998, Dayton Hudson Receivables Corporation (DHRC), a special-purpose subsidiary, sold to the public $400 million of securitized receivables. This issue of asset-backed securities has an expected maturity of five years and a stated rate of 5.90%. Proceeds from the sale were used for general corporate purposes, including funding the growth of receivables. In conjunction with this transaction, DHRC retained a $123 million issue of subordinated Class B asset-backed securities, which is classified in Retained Securitized Receivables. As required by Statement of Financial Accounting Standards (SFAS) No. 125, the sale transaction resulted in a pre-tax gain of $35 million, $.05 per share. Later in the third quarter, this gain will be offset by a $38 million pre-tax charge, $.05 per share, related to the maturity of our 1995 securitization. The net impact will result in a reduction of third quarter finance charge revenues and pre-tax earnings of approximately $3 million.

We have historically deducted for income tax purposes the inventory shortage expense accrued for book purposes in a manner consistent with industry practice. With respect to our 1983 Federal income tax return, the Internal Revenue Service (IRS) challenged the practice of deducting accrued shortage not verified with a year-end physical inventory. In second quarter of 1997, the United States Tax Court (Tax Court) returned a judgment on this issue in favor of the IRS. We appealed the decision to the United States Court of Appeals for the Eighth Circuit (Appeals Court) and on August 14, 1998, the Appeals Court reversed the Tax Court decision. Final resolution of this matter for 1983 through 1996 now depends on further action, if any, by the IRS.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF OPERATIONS AND FINANCIAL CONDITION
                                SECOND QUARTER 1998

ANALYSIS OF OPERATIONS

The improvement in second quarter and first half net earnings was due to strong sales and profit performance at Target and DSD. Second quarter and first half 1997 net earnings included extraordinary charges related to the early extinguishment of debt. Second quarter and first half 1998 and 1997 net earnings were as follows:

                                                            Earnings                       Diluted Earnings Per Share
                                              ------------------------------------    ------------------------------------
                                                Three Months         Six Months         Three Months         Six Months
                                                    Ended               Ended               Ended               Ended
                                              ----------------    ----------------    ----------------    ----------------
                                               AUG 1,    Aug 2,    AUG 1,   Aug  2,    AUG 1,    Aug 2,    AUG 1,    Aug 2,
                                                1998      1997      1998      1997      1998      1997      1998      1997
                                              ------    ------    ------    ------    ------    ------    ------    ------
Net earnings before unusual items             $  172    $  137    $  332    $  260    $  .36    $  .28    $  .70    $  .54
Securitization gain, net of tax (pre-tax $7
 and $13 million)                                  -         4         -         7         -       .01         -       .02
                                              ----------------------------------------------------------------------------
Net earnings before extraordinary charge         172       141       332       267       .36       .29       .70       .56
Extraordinary charge, net of tax                   -       (11)       (2)      (32)        -      (.02)     (.01)     (.07)
                                              ----------------------------------------------------------------------------
Net earnings                                  $  172    $  130    $  330    $  235    $  .36    $  .27    $  .69    $  .49
                                              ----------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------

REVENUES AND COMPARABLE-STORE SALES

Total revenues for the quarter increased 12.1 percent to $7,056 million compared with $6,293 million for the same period a year ago. Total revenues for the first half increased 11.0 percent to $13,524 million compared with $12,182 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 5.2 percent for both periods. Year-over-year changes in revenues and comparable-store sales by business segment were as follows:

                             Three Months                Six Months
                           Percentage Change          Percentage Change
                        -----------------------    -----------------------
                                    Comparable-                Comparable-
                        Revenues    Store Sales    Revenues    Store Sales
                        --------    -----------    --------    -----------
Target                      13.5%           6.2%       13.3%           6.1%
Mervyn's                    (1.0)          (1.1)       (3.5)          (0.4)
DSD                          6.8            7.4         6.1            7.1
                        --------    -----------    --------    -----------
Total                       12.1%           5.2%       11.0%           5.2%
                        --------    -----------    --------    -----------
                        --------    -----------    --------    -----------

Target's revenue results reflect strong new and comparable-store sales growth. Mervyn's revenues and comparable-store sales declined mainly due to lower than expected sales in its West Coast stores. DSD's revenue results reflect strong comparable-store sales growth.

PRE-TAX SEGMENT PROFIT

Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our second quarter pre-tax segment profit increased 15 percent to $422 million compared with $365 million for the same period a year ago. Pre-tax segment profit in the first half increased 15 percent to $808 million compared with $702 million for the same period a year ago. Year-over-year pre-tax segment profit growth was as follows:

                                     Three Months            Six Months
                                Percentage Change     Percentage Change
                                -----------------     -----------------
Target                                         23%                   21%
Mervyn's                                      (32)                  (23)
DSD                                            40                    27
                                         --------              --------
Total Pre-tax Segment Profit                   15%                   15%
                                         --------              --------
                                         --------              --------

TARGET'S second quarter and first half pre-tax profit increased 23 and 21 percent, respectively, over the same periods last year, reflecting comparable-store sales growth of 6.2 and 6.1 percent, respectively. During the second quarter and first half, the gross margin rate improved primarily due to lower markdowns and lower inventory shortage. The operating expense rate during the second quarter remained essentially unchanged from last year, reflecting improved store productivity offset by higher wage rates. For the first half, the operating expense rate was favorable to last year due to productivity improvements, partially offset by higher wage rates. We expect mid single-digit comparable-store sales growth at Target in the second half of this year, and a pre-tax profit margin essentially even with 1997. These results would reflect a pre-tax profit increase of 11 to 15 percent during the second half of the year.

MERVYN'S second quarter and first half pre-tax profit decreased 32 and 23 percent, respectively, from the same periods last year, reflecting comparable-store sales declines of 1.1 and 0.4 percent, respectively. The gross margin rate declined during the second quarter and first half due to higher markdowns. The operating expense rate declined in both periods due to modestly higher costs on a lower sales base. By the fourth quarter, we expect Mervyn's to reverse the year-to-date trend of year-over-year decreases in pre-tax profit.

DSD'S second quarter and first half pre-tax profit increased 40 and 27 percent, respectively, from the same periods last year, reflecting comparable-store sales growth of 7.4 and 7.1 percent, respectively. The gross margin rate improvement in the second quarter and first half was primarily due to improved markdowns. During the second quarter, the operating expense rate was essentially unchanged from the prior year due to strong sales leveraging offset by planned higher marketing expenses. The operating expense rate year-to-date is favorable to last year primarily due to strong sales leveraging. We expect low single-digit comparable-store sales growth at DSD in the second half of this year and a modest increase in the pre-tax profit margin. These results would reflect a more modest increase in DSD's pre-tax profit than the 27 percent growth in the first half.

OTHER PERFORMANCE FACTORS

Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit increased over the prior year, for both the quarter and six month period, principally due to continued growth of the Target guest card. We expect to continue to grow guest credit's contribution in 1998 by acquiring new accounts, increasing participation in our guest loyalty programs and controlling bad debt expense.

The last-in first-out (LIFO) provision, included in cost of retail sales, was zero in the second quarter and first half for both 1998 and 1997. The cumulative LIFO provision was $92 million at August 1, 1998 and January 31, 1998, and $86 million at August 2, 1997.

"Interest equivalent", as shown in our pre-tax earnings reconciliation on page 5, represents payments to holders of our sold securitized receivables and is included in our Consolidated Results of Operations as a reduction of finance charge revenues and bad debt expense. We expect interest equivalent of approximately $12 million per quarter for the remainder of this year. For analytical purposes, management includes the interest equivalent in interest expense.

Combined interest expense and interest equivalent decreased $1 million in the second quarter and $6 million in the first half of 1998 compared to the same periods last year due to a lower average portfolio interest rate. Combined interest expense and interest equivalent decreased $4 million in the second quarter and $6 million in the first half of 1997 compared to the same periods in 1996 primarily due to lower average funded balances. For the balance of 1998, combined interest expense and interest equivalent is expected to be similar to, or slightly above, 1997 as somewhat higher average funded balances are partially offset by continued portfolio rate favorability.

The estimated annual effective income tax rate was 39.5 percent in the second quarter and first half for both 1998 and 1997.

YEAR 2000

We began mitigating the risks associated with the Year 2000 date conversion in 1993. In 1997 we established a corporate-wide, comprehensive plan of action designed to achieve an uninterrupted transition into the year 2000. This project includes three major elements: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with our key business partners. The project is divided into five phases: awareness, assessment, renovation, validation and implementation. We have essentially completed the awareness and assessment phases for all three elements, and are currently at different points in the renovation, validation and implementation phases for each of the elements. We are using both internal and external resources to implement our plan.

For our IT systems, we have assessed both existing and newly implemented hardware and applications (software and operating systems), and have substantially finalized the development of plans to address all assessed risks. Approximately 80 percent of our hardware is year 2000 compliant, and the remainder is currently in the renovation phase. Approximately 65 percent of our applications are compliant, with 35 percent in the renovation phase. We anticipate completion of the validation, or testing, phase for our software by early/mid 1999, and we intend to extensively test our key operating systems, through simulation of the year 2000, in late 1998 and early/mid 1999. Our year 2000 readiness in this area has been significantly enhanced by our recent, substantial common systems development initiatives through which we have invested heavily in IT over the past two years.

We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities early in our initiative. Approximately 80 percent of our non-IT systems are compliant and the remainder are currently in the renovation phase. Validation and implementation are approximately 70 percent complete and we anticipate substantial completion by early 1999.

We have identified our key business partners and will work closely with them to assess their readiness and mitigate the risk to us if they are not prepared for the year 2000. We will install the year 2000 compliant version of Electronic Data Interchange (EDI) software by late 1998, and expect to finalize testing of EDI and other electronic transmissions with key business partners by mid/late 1999.

In planning for the most reasonably likely worst case scenarios, we have addressed all three major elements in our project. We believe our IT systems will be ready for the year 2000, but we may experience isolated incidences of non-compliance. We plan to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Our contingency plans for non-IT systems are currently in process, and we are simultaneously putting the required resources in place to carry out those plans for key non-IT systems, such as those within our stores. We are contacting critical business partners to assess their readiness and will develop appropriate contingency plans by mid 1999. Although we value our established relationships with key vendors, substitute products for most of the goods we sell in our stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, we anticipate there will be others who will be able to deliver similar goods. We also recognize the risks to us if other key suppliers in utilities, communications, transportation, banking and government are not ready for the year 2000, and are beginning to develop contingency plans to minimize the potential adverse impacts of these risks.

In 1998 we have expensed $8 million related to year 2000 readiness. Prior to 1998, we expensed approximately $5 million. We estimate another $35 to $40 million will be expensed as incurred to complete the year 2000 readiness program, with most of the spending occurring over the next 12 months. In addition, this program has accelerated the timing of approximately $30 million of planned capital expenditures. All expenditures related to our year 2000 readiness initiative will be funded by cash flow from operations and will not impact our other operating or investment plans.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 49 percent at the end of second quarter 1998, compared with 52 percent a year ago and 45 percent at year end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect our debt ratio to continue to be below last year for the balance of 1998.

At August 1, 1998, working capital was $1,490 million, essentially equal to a year ago. Retained securitized receivables decreased 17 percent from second quarter last year, reflecting $400 million of securitized receivables sold in third quarter 1997. Compared with last year, merchandise inventories increased $334 million, or 10 percent, as a result of new store growth at Target, partially offset by effective inventory control at all divisions.
The inventory growth was more than fully funded by a $453 million, or 19 percent, increase in accounts payable.

Capital expenditures for the first six months of 1998 were $793 million, compared with $637 million for the same period a year ago; 83 percent of the current year expenditures were made by Target, 10 percent by Mervyn's and 7 percent by DSD.

STORE DATA

During the quarter, we opened 21 net new Target stores and closed one DSD store. At August 1, 1998, Target operated 828 stores in 40 states, Mervyn's operated 269 stores in 14 states and DSD operated 64 stores in eight states.

Retail square footage was as follows:

(In thousands, reflects total square feet,   AUGUST 1,  January 31,  August 2,
less office, warehouse and vacant space)         1998         1998       1997
-----------------------------------------------------------------------------
Target                                         91,445       87,158     83,393
Mervyn's                                       21,810       21,810     22,345
DSD                                            13,935       14,090     14,222
-----------------------------------------------------------------------------
Total Retail Square Footage                   127,190      123,058    119,960
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. Those statements are based on management's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As a result, the Company cautions that the forward-looking statements are qualified by the risks of increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. As a result, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements. Readers are encouraged to review Exhibit (99) attached hereto which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

          (11).     Not applicable

          (12).     Statements re Computations of Ratios

          (15).     Not applicable

          (18).     Not applicable

          (19).     Not applicable

          (22).     Not applicable

          (23).     Not applicable

          (24).     Not applicable

          (27).     Financial Data Schedule

          (99).     Cautionary Statements

     b)   Reports on Form 8-K:
           Form 8-K dated June 4, 1998 furnishing the form of the Bonds related to a public offering of $200,000,000 aggregate principal amount of Puttable Reset Securities due June 15, 2010.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                          Registrant




Date:  September 11, 1998              By    /s/ Douglas A. Scovanner
                                          --------------------------------
                                          Douglas A. Scovanner
                                          Senior Vice President and
                                          Chief Financial Officer



Date:  September 11, 1998              By   /s/ J.A. Bogdan
                                          --------------------------------
                                          JoAnn Bogdan
                                          Controller and
                                          Chief Accounting Officer

EXHIBIT INDEX


(12).           Statements re Computations of Ratios

(27).           Financial Data Schedule

(99).           Cautionary Statements