Form 10-Q
period 1998-10-31
DAYTON HUDSON CORP
filed 1998-12-11
CIK 27419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1998
                                                ----------------

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

The number of shares outstanding of common stock as of October 31, 1998 was 440,824,935.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                        NO.
                                                                                                       ----
PART I  FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS

           Condensed Consolidated Results of Operations for the Three Months, Nine Months                 1
           and Twelve Months ended October 31, 1998 and November 1, 1997

           Condensed Consolidated Statements of Financial Position at October 31, 1998,                   2
           January 31, 1998 and November 1, 1997

           Condensed Consolidated Statements of Cash Flows for the Nine Months ended                      3
           October 31, 1998 and November 1, 1997

           Notes to Condensed Consolidated Financial Statements                                         4-6

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION            7-12



PART II OTHER INFORMATION:

        ITEM 5 - OTHER INFORMATION                                                                       13

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                        14

        Signatures                                                                                       15

        Exhibit Index                                                                                    16

                                                PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED                                                                                   Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                             and Subsidiaries

(Millions of Dollars, Except Per Share Data)             Three Months Ended          Nine Months Ended         Twelve Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                    OCTOBER 31,  November 1,  OCTOBER 31,   November 1,   OCTOBER  31,  November 1,
(Unaudited)                                               1998         1997         1998          1997           1998         1997
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                              $  7,288     $  6,622     $ 20,812      $ 18,804      $ 29,765      $ 26,971

COSTS AND EXPENSES:
   Cost of retail sales, buying and occupancy            5,333        4,815       15,203        13,654        21,868        19,684
   Selling, publicity and administrative                 1,228        1,111        3,516         3,225         4,823         4,481
   Depreciation and amortization                           200          176          577           520           751           688
   Interest expense, net                                   104          107          301           321           396           429
   Taxes other than income taxes                           121          116          364           346           488           462
   Real estate repositioning charge                          -            -            -             -             -           134
----------------------------------------------------------------------------------------------------------------------------------
   Total Costs and Expenses                              6,986        6,325       19,961        18,066        28,326        25,878
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
   CHARGES                                                 302          297          851           738         1,439         1,093
Provision for Income Taxes                                 119          118          336           292           569           432
----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGES                  183          179          515           446           870           661
Extraordinary Charges from Purchase and Redemption
   of Debt, Net of Tax                                       1           19            3            51             3            52
----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                          $    182     $    160     $    512      $    395      $    867      $    609
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                 $    .40     $    .40     $   1.14      $    .99      $   1.94      $   1.47
Extraordinary Charges                                        -         (.04)        (.01)         (.12)         (.01)         (.12)
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                              $    .40     $    .36     $   1.13      $    .87      $   1.93      $   1.35
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Earnings Before Extraordinary Charges                 $    .39     $    .38     $   1.09      $    .94      $   1.85      $   1.40
Extraordinary Charges                                        -         (.04)        (.01)         (.11)         (.01)         (.11)
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                            $    .39     $    .34     $   1.08      $    .83      $   1.84      $   1.29
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                   $    .09     $    .08     $    .27      $    .24      $    .36      $    .32
AVERAGE COMMON SHARES OUTSTANDING (Millions):
   Basic                                                 440.5        436.5        439.5         435.7         439.0         435.3
   Diluted                                               466.3        463.8        466.8         463.3         466.3         461.5
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                                    Dayton Hudson Corporation
OF FINANCIAL POSITION                                                                         and Subsidiaries

                                                              OCTOBER 31,        January 31,        November 1,
(Millions of Dollars)                                               1998               1998*              1997
--------------------------------------------------------------------------------------------------------------
ASSETS                                                        (Unaudited)                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                    $    239           $    211           $    220
   Retained securitized receivables                                1,357              1,555              1,338
   Merchandise inventories                                         4,669              3,251              4,065
   Other                                                             677                544                426
--------------------------------------------------------------------------------------------------------------
   Total Current Assets                                            6,942              5,561              6,049
PROPERTY AND EQUIPMENT                                            12,624             11,513             11,234
   Accumulated depreciation                                       (3,823)            (3,388)            (3,304)
                                                                  ------             ------             ------
   Property and Equipment, net                                     8,801              8,125              7,930
OTHER                                                                687                505                512
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 16,430           $ 14,191           $ 14,491
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                                             $  3,363           $  2,727           $  2,825
   Current portion of long-term debt and notes payable               685                273                753
   Other                                                           1,520              1,556              1,375
--------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                       5,568              4,556              4,953
LONG-TERM DEBT                                                     5,166              4,425              4,720
DEFERRED INCOME TAXES AND OTHER                                      783                720                666
CONVERTIBLE PREFERRED STOCK, NET                                      28                 30                 34
SHAREHOLDERS' INVESTMENT                                           4,885              4,460              4,118
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                  $ 16,430           $ 14,191           $ 14,491
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
COMMON SHARES OUTSTANDING (Millions)                               440.8              437.8              437.1
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

* The January 31, 1998 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                              Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                                                and Subsidiaries

(Millions of Dollars)                                                                  Nine Months Ended
--------------------------------------------------------------------------------------------------------
                                                                           OCTOBER 31,        November 1,
(Unaudited)                                                                      1998               1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charges                                     $   515           $   446
Reconciliation to cash flow:
    Depreciation and amortization                                                 577               520
    Deferred tax provision                                                        (17)              (36)
    Other non-cash items affecting earnings                                        28                54
    Changes in operating accounts providing/(requiring) cash, net of acquisitions:
          Retained securitized receivables                                        243               (18)
          Sold securitized receivables                                            400               400
          Maturity of sold securitized receivables                               (400)                -
          Merchandise inventories                                              (1,391)           (1,034)
          Accounts payable                                                        549               280
          Accrued liabilities                                                       8               158
          Income taxes payable                                                    (61)              (94)
    Other                                                                        (147)              (38)
--------------------------------------------------------------------------------------------------------
Cash Flow Provided by Operations                                                  304               638
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Expenditures for property and equipment                                        (1,237)             (983)
Proceeds from disposals of property and equipment                                  36               114
Acquisition of subsidiaries, net of cash received                                (100)                -
Other                                                                              (8)                -
--------------------------------------------------------------------------------------------------------
Cash Flow (Required) for Investing Activities                                  (1,309)             (869)
--------------------------------------------------------------------------------------------------------
Net Financing Requirements                                                     (1,005)             (231)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable, net                                                    829               747
Additions to long-term debt                                                       400               175
Reductions of long-term debt                                                      (95)             (568)
Dividends paid                                                                   (133)             (120)
Other                                                                              32                16
--------------------------------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                                      1,033               250
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                          28                19
Cash and Cash Equivalents at Beginning of Period                                  211               201
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   239           $   220
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. Cash paid for income taxes was $427 million and $402 million during the first nine months of 1998 and 1997, respectively. Cash paid for interest (including interest capitalized) in the first nine months of 1998 and 1997 was $267 million and $360 million, respectively.

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

INTERNAL USE SOFTWARE

We adopted Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in first quarter 1998. The adoption resulted in expense savings which increased pre-tax earnings by approximately $13 and $51 million, net of depreciation, for the third quarter and first nine months of 1998, respectively ($.02 and $.07 per share), which partially offset our other systems expenses.

PER SHARE DATA

References to earnings per share relate to diluted earnings per share.

                                                   Basic EPS                                             Diluted EPS
-----------------------------------------------------------------------------------------------------------------------------------
                              Three Months        Nine Months     Twelve Months     Three Months     Nine Months     Twelve Months
                                 Ended               Ended            Ended            Ended            Ended            Ended
-----------------------------------------------------------------------------------------------------------------------------------
                              OCT 31,  Nov 1,   OCT 31,  Nov 1,  OCT 31,  Nov 1,   OCT 31,  Nov 1,  OCT 31,  Nov 1,  OCT 31,  Nov 1,
                                1998    1997      1998    1997     1998    1997      1998    1997     1998    1997     1998    1997
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings*                $   183  $  179   $  515   $  446  $   870  $  661   $   183  $  179  $   515  $  446   $  870  $  661
Less: ESOP net earnings
   adjustment                     (5)     (5)     (15)     (15)     (19)    (20)       (1)     (3)      (7)    (10)      (9)    (13)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings*       $   178  $  174   $  500   $  431  $   851  $  641   $   182  $  176  $   508  $  436   $  861  $  648
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common
   shares outstanding          440.5   436.5    439.5    435.7    439.0   435.3     440.5   436.5    439.5   435.7    439.0   435.3
     Performance shares            -       -        -        -        -       -        .8     1.2       .9     1.4       .9     1.2
     Stock options                 -       -        -        -        -       -       4.3     3.9      5.2     3.7      5.0     2.3
     Assumed conversion of
       ESOP preferred shares       -       -        -        -        -       -      20.7    22.2     21.2    22.5     21.4    22.7
-----------------------------------------------------------------------------------------------------------------------------------
Total common equivalent
   shares outstanding          440.5   436.5    439.5    435.7    439.0   435.3     466.3   463.8    466.8   463.3    466.3   461.5
-----------------------------------------------------------------------------------------------------------------------------------
  Earnings Per Share*        $   .40  $  .40   $ 1.14   $  .99  $  1.94  $ 1.47   $   .39  $  .38  $  1.09  $  .94   $ 1.85  $ 1.40
-----------------------------------------------------------------------------------------------------------------------------------

*Before extraordinary charges

LONG-TERM DEBT

During the third quarter, we repurchased $4 million of high-coupon debt for $5 million, resulting in an after-tax extraordinary charge of $1 million (less than $.01 per share). The debt repurchased had an average interest rate of 9.6 percent and an average remaining life of 13 years. Year-to-date, we repurchased $16 million of high-coupon debt for $20 million, resulting in an after-tax extraordinary charge of $3 million ($.01 per share). The replacement of this debt with lower interest rate financing is expected to result in future interest expense savings.

During the second quarter, we issued $200 million of long-term debt maturing in June 2010, puttable in June 2000. In addition, we sold to a third party the right to call and remarket these securities in June 2000 to their final maturity. Also during the second quarter, we issued $200 million of long-term debt with a coupon rate of 6.65%, maturing in August 2028.


SEGMENT DISCLOSURES (millions of dollars)

Revenues by segment were as follows:

                                       Three Months Ended                Nine Months Ended
                                 -------------------------     ----------------------------
                                  OCTOBER 31,   November 1,     OCTOBER 31,      November 1,
                                        1998          1997            1998             1997
                                 -----------   -----------     -----------      -----------
Target                             $   5,357     $   4,778        $ 15,458         $ 13,695
Mervyn's                               1,006         1,034           2,831            2,925
DSD                                      807           810           2,265            2,184
Corporate and other                      118             -             258                -
                                 -----------   -----------     -----------      -----------
Total revenues                     $   7,288     $   6,622        $ 20,812         $ 18,804
                                 -----------   -----------     -----------      -----------
                                 -----------   -----------     -----------      -----------

Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:

                                        Three Months Ended                Nine Months Ended
                                 -------------------------     ----------------------------
                                  OCTOBER 31,   November 1,     OCTOBER 31,       November 1,
                                        1998          1997            1998             1997
                                 -----------   -----------     -----------      -----------
Target                             $     293     $     249         $   932         $    775
Mervyn's                                  53            68             136              176
DSD                                       78            70             164              138
                                 -----------   -----------     -----------      -----------
Total Pre-tax Segment Profit             424           387           1,232            1,089
Securitization adjustments:
  SFAS 125 gain/(loss), net               (3)           32              (3)              45
  Interest equivalent                    (12)           (7)            (36)             (20)
Interest expense, net                   (104)         (107)           (301)            (321)
Corporate and other                       (3)           (8)            (41)             (55)
                                 -----------   -----------     -----------      -----------
Earnings before income taxes
  and extraordinary charges        $     302     $     297         $   851         $    738
                                 -----------   -----------     -----------      -----------
                                 -----------   -----------     -----------      -----------

ACCOUNTS RECEIVABLE SECURITIZATION

During the third quarter, Dayton Hudson Receivables Corporation (DHRC), a special-purpose subsidiary, sold to the public $400 million of securitized receivables. This issue of asset-backed securities has an expected maturity of five years and a stated rate of 5.90%. Proceeds from the sale were used for general corporate purposes, including funding the growth of receivables. In conjunction with this transaction, DHRC retained a $123 million issue of subordinated Class B asset-backed securities, which is classified in Retained Securitized Receivables. As required by Statement of Financial Accounting Standards (SFAS) No. 125, the sale transaction resulted in a pre-tax gain of $35 million ($.05 per share). This gain was offset by a $38 million pre-tax charge ($.05 per share) related to the maturity of our 1995 securitization. The net impact resulted in a reduction of third quarter finance charge revenues and pre-tax earnings of $3 million.

ACQUISITIONS

In the first quarter of 1998, we acquired The Associated Merchandising Corporation, an international sourcing company for our three operating divisions and other retailers, and Rivertown Trading Company, a direct marketing firm. Both subsidiaries are included in the consolidated financial statements. Their revenues and operating results are included in "Corporate and other" and were immaterial in the third quarter and first nine months of 1998.

SUBSEQUENT EVENTS

DEBT ISSUANCE

On November 3, 1998 we issued $200 million of long-term debt with a coupon rate of 5.875%, maturing in November 2008.

INVENTORY SHORTAGE

We have historically deducted for income tax purposes the inventory shortage expense accrued for book purposes in a manner consistent with industry practice. With respect to our 1983 Federal income tax return, the Internal Revenue Service (IRS) challenged the practice of deducting accrued shortage not verified with a year-end physical inventory. In second quarter of 1997, the United States Tax Court (Tax Court) returned a judgment on this issue in favor of the IRS. We appealed the decision to the United States Court of Appeals for the Eighth Circuit (Appeals Court) and on August 14, 1998, the Appeals Court reversed the Tax Court decision. On November 16, 1998, we received notification that the IRS did not appeal the August decision and the 1983 case has been closed. While final resolution of subsequent years depends on further action, if any, by the IRS, the beneficial effect of the outcome of the 1983 case will be reflected as a reduction in the 1998 fourth quarter and full year effective income tax rate.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               THIRD QUARTER 1998


ANALYSIS OF OPERATIONS

The improvement in net earnings for the third quarter and first nine months of 1998 was due to strong performance at Target and DSD. Third quarter and year-to-date 1998 and 1997 net earnings were as follows:

                                                        Earnings                     Diluted Earnings Per Share
                                            --------------------------------------------------------------------------
                                                Three Months     Nine Months         Three Months        Nine Months
                                                   Ended            Ended               Ended              Ended
                                            --------------------------------------------------------------------------
                                            OCT 31,   Nov 1,    OCT 31,   Nov 1,    OCT 31,   Nov 1,   OCT 31,   Nov 1,
                                              1998     1997       1998     1997       1998     1997      1998     1997
                                            --------------------------------------------------------------------------
Net earnings before unusual items            $ 185    $ 160      $ 517    $ 419     $  .39   $  .34    $ 1.09    $ .88
Securitization gain, net of tax
   (1998 pretax $35 mil, 1997 pretax
   $32 and $45 mil)                             21       19         21       27        .05      .04       .05      .06
Securitization loss, net of tax
   (pretax $38 mil)                            (23)       -        (23)       -       (.05)       -      (.05)       -
                                            --------------------------------------------------------------------------
   Net SFAS 125 gain/(loss)                     (2)      19         (2)      27          -      .04         -      .06
Net earnings before extraordinary charges      183      179        515      446        .39      .38      1.09      .94
Extraordinary charges - debt repurchase,
   net of tax                                   (1)     (19)        (3)     (51)         -     (.04)     (.01)    (.11)
                                            --------------------------------------------------------------------------
Net earnings                                 $ 182    $ 160      $ 512    $ 395     $  .39   $  .34    $ 1.08    $ .83
                                            --------------------------------------------------------------------------
                                            --------------------------------------------------------------------------

REVENUES AND COMPARABLE-STORE SALES

Total revenues for the quarter increased 10.1 percent to $7,288 million compared with $6,622 million for the same period a year ago. Total revenues for the first nine months increased 10.7 percent to $20,812 million compared with $18,804 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 3.7 percent and
4.7 percent for the three and nine-month periods, respectively. Year-over-year changes in revenues and comparable-store sales by business segment were as follows:

                                   Three Months                               Nine Months
                          ---------------------------------        ----------------------------------
                                                Comparable-                               Comparable-
                              Revenues          Store Sales             Revenues          Store Sales
                          ------------      ---------------        -------------      ---------------
Target                            12.1%                 5.1%                12.9%                 5.7%
Mervyn's                          (2.8)                (1.2)                (3.2)                (0.6)
DSD                               (0.3)                 1.3                  3.7                  4.9
                          ------------      ---------------        -------------      ---------------
Total                             10.1%                 3.7%                10.7%                 4.7%
                          ------------      ---------------        -------------      ---------------
                          ------------      ---------------        -------------      ---------------

Target's revenue results reflect strong new and comparable-store sales growth. Mervyn's revenues and comparable-store sales declined, primarily reflecting weak sales of men's apparel in the quarter and lower than expected sales in its West Coast stores year-to-date. DSD's revenue results reflect modest comparable store sales growth in the quarter and strong comparable-store sales growth year-to-date.

PRE-TAX SEGMENT PROFIT

Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our third quarter pre-tax segment profit increased 10 percent to $424 million compared with $387 million for the same period a year ago. Pre-tax segment profit in the first nine months increased 13 percent to $1,232 million compared with $1,089 million for the same period a year ago. Year-over-year pre-tax segment profit growth was as follows:

                                          Three Months               Nine Months
                                     Percentage Change         Percentage Change
                                     -----------------         -----------------
Target                                              18%                       20%
Mervyn's                                           (22)                      (23)
DSD                                                 11                        19
                                              --------                    ------
Total Pre-tax Segment Profit                        10%                       13%
                                              --------                    ------
                                              --------                    ------

TARGET'S third quarter and nine-month pre-tax profit increased 18 and 20 percent, respectively, over the same periods last year, reflecting comparable-store sales growth of 5.1 and 5.7 percent, respectively. During the third quarter and first nine months, the gross margin rate improved primarily due to favorable markdown performance. The operating expense rate during the third quarter remained essentially unchanged from last year, reflecting improved store productivity offset by higher wage rates. For the first nine months, the operating expense rate was favorable to last year due to productivity improvements, partially offset by higher wage rates. We expect mid single-digit comparable-store sales growth at Target in the fourth quarter, and a pre-tax profit margin even with, or slightly expanded over, 1997.

MERVYN'S third quarter and nine-month pre-tax profit decreased 22 and 23 percent, respectively, from the same periods last year, reflecting comparable-store sales declines of 1.2 and 0.6 percent, respectively. The gross margin rate declined during the third quarter and first nine months due to unfavorable markdown performance. The operating expense rate increased in both periods due to lower sales leverage. We expect a slightly improved sales trend relative to our year-to-date performance at Mervyn's during the fourth quarter and pre-tax profit essentially in line with last year's level.

DSD'S third quarter and nine-month pre-tax profit increased 11 and 19 percent, respectively, from the same periods last year, reflecting comparable-store sales growth of 1.3 and 4.9 percent, respectively. The gross margin rate improvement in the third quarter and first nine months was primarily due to improved markup resulting from our strategic repositioning efforts during the past few years. During the third quarter, the operating expense rate was higher primarily due to enhanced guest service. The operating expense rate year-to-date is slightly favorable to last year due to strong sales leverage, offset by enhanced guest service. We expect low single-digit comparable-store sales growth at DSD in the fourth quarter, and a modest increase in pre-tax profit.

OTHER PERFORMANCE FACTORS

Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit increased over the prior year, for both the quarter and nine-month period, principally due to continued growth of the Target Guest Card. We expect to continue to grow guest credit's contribution during the fourth quarter of 1998 by acquiring new accounts, increasing participation in our guest loyalty programs and controlling bad debt expense.

The last-in first-out (LIFO) provision, included in cost of retail sales, was zero in the third quarter and first nine months of both 1998 and 1997. The cumulative LIFO provision was $92 million at October 31, 1998 and January 31, 1998, and $86 million at November 1, 1997.

"Interest equivalent", as shown in our pre-tax earnings reconciliation on page 5, represents payments to holders of our sold securitized receivables and is included in our Consolidated Results of Operations as a reduction of finance charge revenues and bad debt expense. We expect interest equivalent of approximately $12 million in the fourth quarter of this year. For analytical purposes, management includes the interest equivalent in interest expense.

Combined interest expense and interest equivalent increased $2 million in the third quarter compared to the same period last year due to higher average funded balances, partially offset by portfolio rate favorability. For the first nine months combined interest expense and interest equivalent decreased $4 million compared to the same period last year due to a lower average portfolio interest rate, partially offset by higher average funded balances. For the balance of 1998, combined interest expense and interest equivalent is expected to increase modestly above 1997 as somewhat higher average funded balances are partially offset by continued portfolio rate favorability.

The estimated annual effective income tax rate was 39.5 percent in the third quarter and first nine months of both 1998 and 1997. As noted on page 6, we anticipate a reduction in the fourth quarter and full year 1998 effective income tax rate.

YEAR 2000 READINESS DISCLOSURE

We began mitigating the risks associated with the Year 2000 date conversion in 1993. In 1997 we established a corporate-wide, comprehensive plan of action designed to achieve an uninterrupted transition into the year 2000. This project includes three major elements: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with our key business partners. The project is divided into five phases: awareness, assessment, renovation, validation and implementation. We have completed the awareness and assessment phases for all three elements, and are currently at different points in the renovation, validation and implementation phases for each of the elements. We are using both internal and external resources to implement our plan.

For our IT systems, we have assessed both existing and newly implemented hardware and applications (software and operating systems), and have finalized the development of plans to address all assessed risks. Approximately 80 percent of our hardware is year 2000 compliant, and the remainder is currently in the renovation phase. Approximately 70 percent of our applications are compliant, with 30 percent in the renovation phase. We anticipate completion of the validation, or testing, phase for our software by early/mid 1999, and we intend to extensively test our key operating systems, through simulation of the year 2000, in late 1998 and early/mid 1999. Our year 2000 readiness in this area has been significantly enhanced by our recent, substantial common systems development initiatives through which we have invested heavily in IT over the past two years.

We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities early in our initiative. Approximately 85 percent of our non-IT systems are compliant and the remainder are currently in the renovation phase. Validation and implementation are approximately 80 percent complete and we anticipate substantial completion by early 1999.

We have identified our key business partners and have been working closely with them to assess their readiness and mitigate the risk to us if they are not prepared for the year 2000. We have installed the year 2000 compliant version of Electronic Data Interchange (EDI) software and expect to finalize testing of EDI and other electronic transmissions with key business partners by mid/late 1999.

In planning for the most reasonably likely worst case scenarios, we have addressed all three major elements in our project. We believe our IT systems will be ready for the year 2000, but we may experience isolated incidences of non-compliance. We plan to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Our contingency plans for non-IT systems are currently in process, and we are simultaneously putting the required resources in place to carry out those plans for key non-IT systems, such as those within our stores. We are contacting many critical business partners to assess their readiness and will finish developing appropriate contingency plans by mid 1999. Although we value our established relationships with key vendors, substitute products for most of the goods we sell in our stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, we anticipate there will be others who will be able to deliver similar goods. However, the lead time involved in sourcing certain goods may result in temporary shortages of a few of those items. We also recognize the risks to us if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and are developing contingency plans to minimize the potential adverse impacts of these risks.

In 1998 we have expensed $12 million related to year 2000 readiness. Prior to 1998, we expensed approximately $5 million. We estimate approximately another $35 million will be expensed as incurred to complete the year 2000 readiness program, with most of the spending occurring over the next nine months. In addition, this program has accelerated the timing of approximately $30 million of planned capital expenditures. All expenditures related to our year 2000 readiness initiative will be funded by cash flow from operations and will not materially impact our other operating or investment plans.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 50 percent at the end of third quarter 1998, compared with 53 percent a year ago and 45 percent at year-end. Due to the seasonality of our business, quarterly comparisons will fluctuate, but we expect our debt ratio to continue to be below last year for the balance of 1998.

At October 31, 1998, working capital was $1,374 million, up 25 percent compared with a year ago. Retained securitized receivables were essentially even with last year. Compared with last year, merchandise inventories increased $604 million, or 15 percent. This was primarily a result of new store growth and the timing of inventory receipts at Target, as well as Mervyn's planned investment in strategic categories and items, designed to improve basic in-stock positions and support holiday merchandise programs. The inventory growth was substantially funded by a $538 million, or 19 percent, increase in accounts payable.

Capital expenditures for the first nine months of 1998 were $1,237 million, compared with $983 million for the same period a year ago; 82 percent of the current year expenditures were made by Target, 10 percent by Mervyn's and 8 percent by DSD.

STORE DATA

During the quarter, we opened 23 net new Target stores and closed one Mervyn's store. At October 31, 1998, Target operated 851 stores in 41 states, Mervyn's operated 268 stores in 14 states and DSD operated 64 stores in eight states.

Retail square footage was as follows:


(In thousands, reflects total square feet, less office,           OCTOBER 31,        January 31,          November 1,
warehouse and vacant space)                                             1998               1998                 1997
--------------------------------------------------------------------------------------------------------------------
Target                                                                94,193             87,158               86,865
Mervyn's                                                              21,729             21,810               22,153
DSD                                                                   13,935             14,090               14,082
--------------------------------------------------------------------------------------------------------------------
Total Retail Square Footage                                          129,857            123,058              123,100
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains forward-looking statements regarding the Company's performance, liquidity and the adequacy of its capital resources. Those statements are based on management's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As a result, the Company cautions that the forward-looking statements are qualified by the risks of increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. As a result, while management believes that there is a reasonable basis for the forward-looking statements, undue reliance should not be placed on those statements. Readers are encouraged to review Exhibit (99), filed with our second quarter 1998 Form 10-Q, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ANNUAL MEETING - ADVANCE NOTICE PROVISIONS AND DISCRETIONARY VOTING

Shareholders desiring to submit proposals for possible inclusion in the Company's 1999 Proxy Statement must do so on or before December 14, 1998. Such proposals should be sent to the Secretary of the Corporation at 777 Nicollet Mall, Minneapolis, Minnesota 55402.

In addition, the Company's Restated Articles of Incorporation and By-Laws establish advance notice provisions for shareholder proposals to be brought before any meeting of shareholders without any discussion of the matter in the proxy statement. The Restated Articles of Incorporation establish advance notice provisions for shareholder proposals related to the nomination and election of Directors and the By-Laws establish advance notice provisions for all other shareholder proposals. If the Company does not receive timely notice, the business will be excluded from consideration at the meeting.

The advance notice provisions in the Company's By-Laws were amended on November 11, 1998. The amendment provides that if a shareholder desires to bring business before our 1999 Annual Meeting that does not relate to the nomination and election of Directors, written notice of such business must be received by the Company's Secretary not less than 90 days prior to the first anniversary of our 1998 Annual Meeting (which took place on May 20, 1998). As a result, the written notice must be given to the Company's Secretary by February 19, 1999, at the above address and be in proper form. These advance notice provisions supersede the statutory notice period in the revised Rule 14a-4(c)(1) of the federal proxy rules, addressing the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. The 1999 Annual Meeting is expected to be held Wednesday, May 19, 1999.

ON-LINE ANNUAL MEETING MATERIALS

For our 1999 Annual Shareholders' Meeting, Dayton Hudson is offering our registered shareholders the opportunity to receive our Annual Report and Proxy Statement over the Internet, RATHER THAN BY MAIL.

Shareholders wishing to take advantage of this opportunity are required to complete an on-line consent form which is located at the following website address:

                 http://www.vote-by-net.com/signup/dhc

To receive materials electronically, your consent must be received by March 26, 1999.

Instructions for accessing the on-line Annual Meeting materials will be sent to consenting shareholders following our record date.

In addition to voting by proxy card or telephone, all shareholders will be able to vote their proxies electronically for the 1999 Annual Shareholders' Meeting. Information regarding this option will be available after March 26, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27)   Exhibits

              (2).       Not applicable

              (3)(i).    Certificate of Designation, Preferences and Rights of
                         Series B-1 ESOP Convertible Preferred Stock of Dayton
                         Hudson Corporation

              (3)(ii).   By-Laws of Dayton Hudson Corporation (As Amended
                         Through November 11, 1998)

              (4). Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

              (10).      Not applicable

              (11).      Not applicable

              (12).      Statements re Computations of Ratios

              (15).      Not applicable

              (18).      Not applicable

              (19).      Not applicable

              (22).      Not applicable

              (23).      Not applicable

              (24).      Not applicable

              (27)(i).   Financial Data Schedule

              (27)(ii).  Amended Financial Data Schedule for Second Quarter 1998

        b)   Reports on Form 8-K:
             Registrant did not file any reports on Form 8-K during the quarter ended October 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DAYTON HUDSON CORPORATION
                                                Registrant




Date:  December 11, 1998                      By    /s/ Douglas A. Scovanner
                                                 ---------------------------
                                                    Douglas A. Scovanner
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date:  December 11, 1998                      By     /s/ J.A. Bogdan
                                                ----------------------------
                                                    JoAnn Bogdan
                                                    Controller and
                                                    Chief Accounting Officer

EXHIBIT INDEX

(3)(i).       Certificate of Designation, Preferences and Rights of Series
              B-1 ESOP Convertible Preferred Stock of Dayton Hudson Corporation

(3)(ii).      By-Laws of Dayton Hudson Corporation (As Amended Through November
              11, 1998)

(12).         Statements re Computations of Ratios

(27)(i).      Financial Data Schedule

(27)(ii).     Amended Financial Data Schedule for Second Quarter 1998