Form 10-K
period 1999-01-30
DAYTON HUDSON CORP
filed 1999-04-12
CIK 27419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)

   /X/                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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
Common Stock, par value $.1667 per        New York Stock Exchange
share                                     Pacific Exchange

Preferred Stock Purchase Rights           New York Stock Exchange
                                          Pacific Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 19, 1999 was $31,308,051,019, based on the closing price of $67.75 per share of Common Stock as reported on the New York Stock Exchange--Composite Index and $4,211.25 per share of Series B ESOP Convertible Preferred Stock as determined by Duff & Phelps. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

    Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the latest practicable date. March 19, 1999: 442,682,048 shares of common stock, par value $.1667.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's 1998 Annual Report to Shareholders are incorporated into Parts I and II.

    2. Portions of Registrant's Proxy Statement dated April 12, 1999 are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    The first paragraph of Fourth Quarter Results, Page 21; Analysis of Financial Condition, Page 22; Performance Objectives, Page 23; Guest Credit, Page 24; Business Segment Comparisons, excluding years 1993-1995, Page 25; first textual paragraph of Summary of Accounting Policies--Organization, Page 26; Quarterly Results (Unaudited), Page 36; the information relating to store locations on Page 16 and the information relating to number of employees on Page 38, excluding years 1993-1995, of Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

ITEM 2.  PROPERTIES.

    Leases, Pages 30-31 and the list of store locations on Page 16 of Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

    Commitments and Contingencies, Page 29 of Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Registrant as of April 1, 1999 and their positions and ages, are as follows:

NAME                                                                TITLE                           AGE
----------------------------------------------  ----------------------------------------------      ---
Robert J. Ulrich..............................  Chairman, Chief Executive Officer, Chairman of          55
                                                  the Executive Committee and Director of
                                                  Registrant; Chairman and Chief Executive
                                                  Officer of Target (a division of Registrant)

Kenneth B. Woodrow............................  President of Target                                     54

Larry V. Gilpin...............................  Executive Vice President Team, Guest and                55
                                                  Community Relations of Target

Robert G. McMahon.............................  Senior Vice President, Property Development of          50
                                                  Target

John E. Pellegrene............................  Executive Vice President, Marketing of Target           62

Gregg W. Steinhafel...........................  Executive Vice President, Merchandising of              44
                                                  Target

Bart Butzer...................................  President of Mervyn's (a subsidiary of                  43
                                                  Registrant)

Linda L. Ahlers...............................  President of the Department Store Division (a           48
                                                  division of Registrant)

James T. Hale.................................  Senior Vice President, General Counsel and              58
                                                  Secretary of Registrant

Douglas A. Scovanner..........................  Senior Vice President and Chief Financial               43
                                                  Officer of Registrant

Vivian M. Stephenson..........................  Executive Vice President and Chief Information          61
                                                  Officer of Registrant

Gerald L. Storch..............................  President, Credit and New Businesses of                 42
                                                  Registrant

JoAnn Bogdan..................................  Controller and Chief Accounting Officer of              46
                                                  Registrant

    Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 1999 is set forth below.

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

    BART BUTZER President of Mervyn's since 1997 and Regional Senior Vice President of Target from 1991 to 1997.

    LINDA L. AHLERS President of the Department Store Division since 1996 and Executive Vice President, Merchandising of the Department Store Division from 1995 to 1996. Senior Vice President of Target from 1989 to 1995.

    JAMES T. HALE Senior Vice President, Secretary and General Counsel of Registrant since 1981.

    DOUGLAS A. SCOVANNER Senior Vice President and Chief Financial Officer of Registrant since 1994. Treasurer of Registrant in 1994. Senior Vice President, Finance of Fleming Companies, Inc. (a food wholesaler) from 1992 to 1994.

    VIVIAN M. STEPHENSON Executive Vice President of Registrant since 1998 and Senior Vice President of Registrant from 1995 to 1998. Senior Vice President, MIS of Mervyn's from 1994 to 1995 and Vice President, MIS of Mervyn's from 1990 to 1994.

    GERALD L. STORCH President, Credit and New Businesses of Registrant since 1998. President, Credit and Senior Vice President, Strategic Business Development of Registrant from 1997 to 1998. Senior Vice President of Registrant since 1993. Principal with McKinsey & Company (a consulting firm) from 1982 to 1993.

    JOANN BOGDAN Controller and Chief Accounting Officer of Registrant since 1993. Assistant Controller of Registrant from 1988 to 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Dividends Declared Per Share and Common Stock price, Page 36 of Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The Data on years 1994-1998 in the Summary Financial and Operating Data (excluding 1993 and Other Data), Page 38 of Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis, Pages 17-24 and the last textual paragraph of Pension and Postretirement Health Care Benefits, Page 35 of Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk exposure of market risk sensitive instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Pages 25-36 and 38 (excluding years 1993-1995 on Page 25 and 1993 and Other Data in the Summary Financial and Operating Data on Page 38) and the Report of Independent Auditors, Page 37 of Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Election of Directors, Pages 5-10 of Registrant's Proxy Statement dated April 12, 1999, is incorporated herein by reference. See also Item X of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    Executive Compensation, Pages 13-18, Report of the Compensation Committee on Executive Compensation, pages 19-23 and Director Compensation, Page 8 of Registrant's Proxy Statement dated April 12, 1999, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    "Largest Owners of the Corporation's Stock", Page 12 and "Stock Ownership of Directors and Officers", Page 11 of Registrant's Proxy Statement dated April 12, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS:

    Consolidated Results of Operations for the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997.

    Consolidated Statements of Financial Position at January 30, 1999, and January 31, 1998.

    Consolidated Statements of Cash Flows for the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997.

    Consolidated Statements of Shareholders' Investment for the Years Ended January 30, 1999, January 31, 1998, and February 1, 1997.

    Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 25-31 and 33-36 (excluding years 1993-1995 on Page 25) and the Report of Independent Auditors on Page 37 in Registrant's 1998 Annual Report to Shareholders.

    The Registrant, through its special purpose subsidiary, Dayton Hudson Receivables Corporation ("DHRC") entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for DHRC in its separate Annual Report on Form 10-K.

b) REPORTS ON FORM 8-K

    None.

c) EXHIBITS

      (2)  Not applicable

    (3)A.  Restated Articles of Incorporation (as amended April 30, 1998). Incorporated by reference to Exhibit (3)A. to Registrant's Form 10-Q Report for the quarter ended May 2, 1998.

       B.  By-Laws (as amended through November 11, 1998). Incorporated by reference to
            Exhibit (3)(ii). to Registrant's Form 10-Q Report for the quarter ended October
            31, 1998.

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

      (9)  Not applicable

   (10)A.  Executive Incentive Plan (PTOC & EVA) (a)

       B.  Director Stock Option Plan of 1995 (b)

       C.  Executive Incentive Plan (Personal Score) (c)

       D.  Excess Benefit Plan (d)

       E.  Supplemental Pension Plan I (e)

       F.  Executive Long-Term Incentive Plan of 1981, as amended and restated through
            January 13, 1999

       G.  Supplemental Pension Plan II (f)

       H.  Supplemental Pension Plan III (g)

       I.  Deferred Compensation Plan Senior Management Group (h)

       J.  Deferred Compensation Plan Directors (i)

       K.  Income Continuance Policy, as amended through January 13, 1999

       L.  SMG Income Continuance Policy, as amended through January 13, 1999

       M.  SMG Executive Deferred Compensation Plan (j)

       N.  Director Deferred Compensation Plan (k)

     (11)  Not applicable

     (12)  Statements re Computations of Ratios

     (13) 1998 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)

     (16)  Not applicable

     (18)  Not applicable

     (21)  List of Subsidiaries

     (22)  Not applicable

     (23)  Consent of Independent Auditors

     (24)  Powers of Attorney

     (27)  Financial Data Schedule for the fiscal year ended January 30, 1999.

   (99)A.  Registrant's Form 11-K Report

       B. Registrant's Proxy Statement dated April 12, 1999 (only those portions specifically incorporated by reference shall be deemed filed with the Commission)(l)

       C.  Cautionary Statements Relating to Forward-Looking Information

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

------------------------

(a) Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 19, 1995.

(b) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated April 19, 1995.

(c) Incorporated by reference to Exhibit (10)C. to Registrant's Form 10-K Report for the year ended January 29, 1994.

(d) Incorporated by reference to Exhibit (10)D. to Registrant's Form 10-K Report for the year ended January 30, 1993.

(e) Incorporated by reference to Exhibit (10)E. to Registrant's Form 10-K Report for the year ended February 1, 1997.

(f) Incorporated by reference to Exhibit (10)G. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(g) Incorporated by reference to Exhibit (10)H. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(h) Incorporated by reference to Exhibit (10)I. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(i) Incorporated by reference to Exhibit (10)J. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(j) Incorporated by reference to Exhibit (10)M. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(k) Incorporated by reference to Exhibit (10)N. to the Registrant's Form 10-K Report for the year ended February 1, 1997.

(l) Incorporated by reference to Registrant's Proxy Statement dated April 12, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAYTON HUDSON CORPORATION

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
Dated: April 12, 1999                                 OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      /s/ BOB ULRICH
                                          --------------------------------------
                                                     Robert J. Ulrich
                                             CHAIRMAN OF THE BOARD AND CHIEF
Dated: April 12, 1999                               EXECUTIVE OFFICER

                                                 /s/ DOUGLAS A. SCOVANNER
                                          --------------------------------------
                                                   Douglas A. Scovanner
                                             SENIOR VICE PRESIDENT AND CHIEF
Dated: April 12, 1999                               FINANCIAL OFFICER

                                                     /s/ J.A. BOGDAN
                                          --------------------------------------
                                                       JoAnn Bogdan
                                             CONTROLLER AND CHIEF ACCOUNTING
Dated: April 12, 1999                                    OFFICER

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

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------
                                                Douglas A. Scovanner
Dated: April 12, 1999                             ATTORNEY-IN-FACT

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    EXHIBITS
                                   FILED WITH
                           DAYTON HUDSON CORPORATION
                                   FORM 10-K

                      FOR THE YEAR ENDED JANUARY 30, 1999

(10)F.     Executive Long-Term Incentive Plan of 1981, as amended and restated through January
           13, 1999

(10)K.     Income Continuance Policy, as amended through January 13, 1999

(10)L.     SMG Income Continuance Policy, as amended through January 13, 1999

(12)       Statements re Computations of Ratios

(13)       1998 Annual Report to Shareholders

(21)       List of Subsidiaries

(23)       Consent of Independent Auditors

(24)       Powers of Attorney

(27)       Financial Data Schedule for the fiscal year ended January 30, 1999

(99)A.     Registrant's Form 11-K Report

   C.      Cautionary Statements Relating to Forward-Looking Information

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------