Form 10-Q
period 1999-05-01
DAYTON HUDSON CORP
filed 1999-06-11
CIK 27419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                         COMMISSION FILE NUMBER 1-6049

                            ------------------------

                           DAYTON HUDSON CORPORATION
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                     41-0215170
  (State of incorporation or organization)         (I.R.S. Employer Identification No.)

  777 NICOLLET MALL MINNEAPOLIS, MINNESOTA                      55402-2055
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (612) 370-6948

                            ------------------------

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report.)

    The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    The number of shares outstanding of common stock as of May 1, 1999 was 442,096,020.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                               NO.
                                                                                                            ---------
      PART I  FINANCIAL INFORMATION:

              ITEM 1--FINANCIAL STATEMENTS

                Condensed Consolidated Results of Operations for the Three Months and Twelve Months ended
                May 1, 1999 and May 2, 1998...............................................................          1

                Condensed Consolidated Statements of Financial Position at May 1, 1999, January 30, 1999
                and May 2, 1998...........................................................................          2

                Condensed Consolidated Statements of Cash Flows for the Three Months ended May 1, 1999 and
                May 2, 1998...............................................................................          3

                Notes to Condensed Consolidated Financial Statements......................................        4-5

              ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION..........       6-10

     PART II  OTHER INFORMATION:

              ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................         11

              ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K....................................................      11-12

              Signatures..................................................................................         13

              Exhibit Index...............................................................................         14

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                         PART I. FINANCIAL INFORMATION

                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                                                          --------------------  --------------------
                                                                           MAY 1,     MAY 2,     MAY 1,     MAY 2,
                                                                            1999       1998       1999       1998
                                                                          ---------  ---------  ---------  ---------
                                                                          (UNAUDITED)
REVENUES................................................................  $   7,214  $   6,468  $  31,697  $  28,336

COSTS AND EXPENSES:
  Cost of retail sales, buying and occupancy............................      5,240      4,727     23,147     20,794
  Selling, publicity and administrative.................................      1,224      1,074      5,227      4,571
  Depreciation and amortization.........................................        206        184        802        705
  Interest expense......................................................         94         96        396        408
  Taxes other than income taxes.........................................        133        122        517        475
                                                                          ---------  ---------  ---------  ---------
  Total Costs and Expenses..............................................      6,897      6,203     30,089     26,953
                                                                          ---------  ---------  ---------  ---------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGES..................        317        265      1,608      1,383
Provision for Income Taxes..............................................        123        105        612        546
                                                                          ---------  ---------  ---------  ---------
NET EARNINGS BEFORE EXTRAORDINARY CHARGES...............................        194        160        996        837
Extraordinary Charges from Purchase and Redemption of Debt, Net of
  Tax...................................................................         --          2         25         32
                                                                          ---------  ---------  ---------  ---------
NET EARNINGS............................................................  $     194  $     158  $     971  $     805
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
BASIC EARNINGS PER SHARE:
  Earnings before extraordinary charges.................................  $     .43  $     .36  $    2.21  $    1.87
  Extraordinary charges.................................................         --       (.01)      (.05)      (.08)
                                                                          ---------  ---------  ---------  ---------
BASIC EARNINGS PER SHARE................................................  $     .43  $     .35  $    2.16  $    1.79
                                                                          ---------  ---------  ---------  ---------
DILUTED EARNINGS PER SHARE:
  Earnings before extraordinary charges.................................  $     .41  $     .34  $    2.11  $    1.77
  Extraordinary charges.................................................         --       (.01)      (.05)      (.07)
                                                                          ---------  ---------  ---------  ---------
DILUTED EARNINGS PER SHARE..............................................  $     .41  $     .33  $    2.06  $    1.70
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
DIVIDENDS DECLARED PER COMMON SHARE.....................................  $     .10  $     .09  $     .37  $     .34
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (MILLIONS):
  Basic.................................................................      442.4      438.6      440.9      437.1
  Diluted...............................................................      469.5      466.6      468.0      464.7
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                         PART I. FINANCIAL INFORMATION

                             (MILLIONS OF DOLLARS)

                                                                              MAY 1,     JANUARY 30,     MAY 2
                                                                               1999         1999*        1998*
                                                                            -----------  -----------  -----------
                                                                            (UNAUDITED)               (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................................   $     246    $     255    $     249
  Retained securitized receivables........................................       1,360        1,656        1,351
  Merchandise inventories.................................................       3,779        3,475        3,569
  Other...................................................................         692          619          623
                                                                            -----------  -----------  -----------
  Total Current Assets....................................................       6,077        6,005        5,792
PROPERTY AND EQUIPMENT....................................................      12,925       12,737       11,847
  Accumulated depreciation................................................      (3,796)      (3,768)      (3,527)
                                                                            -----------  -----------  -----------
  Property and Equipment, net.............................................       9,129        8,969        8,320
OTHER.....................................................................         780          692          608
                                                                            -----------  -----------  -----------
TOTAL ASSETS..............................................................   $  15,986    $  15,666    $  14,720
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable........................................................   $   2,917    $   3,150    $   2,723
  Current portion of long-term debt and notes payable                              199          256          538
  Other...................................................................       1,345        1,651        1,347
                                                                            -----------  -----------  -----------
  Total Current Liabilities...............................................       4,461        5,057        4,608
LONG-TERM DEBT............................................................       5,216        4,452        4,760
DEFERRED INCOME TAXES AND OTHER...........................................         875          822          731
CONVERTIBLE PREFERRED STOCK, NET..........................................          10           24           24
SHAREHOLDERS' INVESTMENT..................................................       5,424        5,311        4,597
                                                                            -----------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT............................   $  15,986    $  15,666    $  14,720
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

COMMON SHARES OUTSTANDING (Millions)......................................       442.1        441.8        439.1
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

------------------------

* The January 30, 1999 Consolidated Statement of Financial Position is condensed from the audited financial statement.

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (MILLIONS OF DOLLARS)

                                                                                                     THREE MONTHS ENDED
                                                                                                  ------------------------
                                                                                                    MAY 1,       MAY 2,
                                                                                                     1999         1998
                                                                                                  -----------  -----------
                                                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net earnings before extraordinary charges.......................................................   $     194    $     160
Reconciliation to cash flow:
  Depreciation and amortization.................................................................         206          184
  Deferred tax provision........................................................................         101           44
  Other non-cash items affecting earnings.......................................................          40           11
  Changes in operating accounts providing/(requiring) cash:
    Retained securitized receivables............................................................         296          250
    Merchandise inventories.....................................................................        (304)        (291)
    Other current assets........................................................................        (146)        (126)
    Other assets................................................................................         (86)           6
    Accounts payable............................................................................        (233)         (91)
    Accrued liabilities.........................................................................        (208)        (118)
    Income taxes payable........................................................................        (100)        (102)
                                                                                                       -----        -----
Cash Flow Required by Operations................................................................        (240)         (73)
                                                                                                       -----        -----
                                                                                                       -----        -----
INVESTING ACTIVITIES
Expenditures for property and equipment.........................................................        (362)        (378)
Proceeds from disposals of property and equipment...............................................           5           22
Acquisition of subsidiaries, net of cash received...............................................          --         (100)
                                                                                                       -----        -----
Cash Flow Required by Investing Activities......................................................        (357)        (456)
                                                                                                       -----        -----
Net Financing Requirements......................................................................        (597)        (529)
                                                                                                       -----        -----
                                                                                                       -----        -----
FINANCING ACTIVITIES
Increase in notes payable, net..................................................................         854          682
Reductions of long-term debt....................................................................        (148)         (85)
Dividends paid..................................................................................         (49)         (45)
Repurchase of stock.............................................................................        (102)          --
Other...........................................................................................          33           15
                                                                                                       -----        -----
Cash Flow Provided by Financing Activities......................................................         588          567
                                                                                                       -----        -----
                                                                                                       -----        -----
Net (Decrease)/Increase in Cash and Cash Equivalents............................................          (9)          38
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................................         255          211
                                                                                                       -----        -----
Cash and Cash Equivalents at End of Period......................................................   $     246    $     249
                                                                                                       -----        -----
                                                                                                       -----        -----

    Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

    The accompanying condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 1998 Annual Shareholders' Report throughout pages 25-36. As explained on page 36 of the Annual Report, the same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

    Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

START-UP EXPENSE

    We adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in first quarter 1999. The adoption will not impact total year start-up expense; however, it did result in a shift of $16 million ($.02 per share) of start-up expense out of first quarter 1999 into the remaining quarters.

PER SHARE DATA

    References to earnings per share relate to diluted earnings per share.

                                                                            BASIC EPS                             DILUTED EPS
                                                        --------------------------------------------------  ------------------------
                                                              THREE MONTHS             TWELVE MONTHS              THREE MONTHS
                                                                 ENDED                     ENDED                     ENDED
                                                        ------------------------  ------------------------  ------------------------

                                                          MAY 1,       MAY 2,       MAY 1,       MAY 2,       MAY 1,       MAY 2,
                                                           1999         1998         1999         1998         1999         1998
                                                        -----------  -----------  -----------  -----------  -----------  -----------
Net earnings*.........................................   $     194    $     160    $     996    $     837    $     194    $     160
Less: ESOP net earnings adjustment....................          (5)          (5)         (19)         (20)          (1)          (3)
                                                             -----        -----        -----        -----        -----        -----
Adjusted net earnings*................................   $     189    $     155    $     977    $     817    $     193    $     157
                                                             -----        -----        -----        -----        -----        -----
Weighted average common shares outstanding............       442.4        438.6        440.9        437.1        442.4        438.6
  Performance shares..................................          --           --           --           --           .3          1.0
  Stock options.......................................          --           --           --           --          6.7          5.5
  Assumed conversion of ESOP preferred shares.........          --           --           --           --         20.1         21.5
                                                             -----        -----        -----        -----        -----        -----
Total common equivalent shares outstanding............       442.4        438.6        440.9        437.1        469.5        466.6
                                                             -----        -----        -----        -----        -----        -----
Earnings per share*...................................   $     .43    $     .36    $    2.21    $    1.87    $     .41    $     .34
                                                             -----        -----        -----        -----        -----        -----


                                                             TWELVE MONTHS
                                                                 ENDED
                                                        ------------------------
                                                          MAY 1,       MAY 2,
                                                           1999         1998
                                                        -----------  -----------
Net earnings*.........................................   $     996    $     837
Less: ESOP net earnings adjustment....................          (6)         (13)
                                                             -----        -----
Adjusted net earnings*................................   $     990    $     824
                                                             -----        -----
Weighted average common shares outstanding............       440.9        437.1
  Performance shares..................................          .6          1.2
  Stock options.......................................         5.9          4.4
  Assumed conversion of ESOP preferred shares.........        20.6         22.0
                                                             -----        -----
Total common equivalent shares outstanding............       468.0        464.7
                                                             -----        -----
Earnings per share*...................................   $    2.11    $    1.77
                                                             -----        -----

------------------------

*   Before extraordinary charges

SHARE REPURCHASE PROGRAM

    In January 1999, our Board of Directors authorized the repurchase of $1 billion of our common stock. We expect to complete our repurchase program over the next two years. In first quarter 1999, we repurchased 1.6 million shares of our common stock at an average cost of $68 per share. The shares were purchased in open market transactions.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

    In addition, we issued put options for 1.0 million shares in first quarter 1999, 250,000 of which settled subsequent to the end of the quarter. Holders of these put options are entitled to sell shares of our common stock to us at prices ranging from $67 to $69 per share, with exercise dates from June through July 1999. As of May 1, 1999, all put options were outstanding. Premiums received from the sale of the put options, which settled during the quarter, totaled $3.9 million and were recorded in retained earnings.

    SEGMENT DISCLOSURES (Millions of Dollars)

    Revenues by segment were as follows:

                                                                              THREE MONTHS ENDED
                                                                             --------------------
                                                                              MAY 1,     MAY 2,
                                                                               1999       1998
                                                                             ---------  ---------
Target.....................................................................  $   5,488  $   4,807
Mervyn's...................................................................        912        890
DSD........................................................................        744        726
Corporate and other........................................................         70         45
                                                                             ---------  ---------
Total revenues.............................................................  $   7,214  $   6,468
                                                                             ---------  ---------
                                                                             ---------  ---------

    Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:

                                                                                 THREE MONTHS ENDED
                                                                              ------------------------
                                                                                MAY 1,       MAY 2,
                                                                                 1999         1998
                                                                              -----------  -----------
Target......................................................................   $     370    $     302
Mervyn's....................................................................          45           43
DSD.........................................................................          48           41
                                                                                   -----        -----
Total pre-tax segment profit................................................         463          386
Securitization adjustment (interest equivalent).............................         (12)         (12)
Interest expense............................................................         (94)         (96)
Corporate and other.........................................................         (40)         (13)
                                                                                   -----        -----
Earnings before income taxes and extraordinary charges......................   $     317    $     265
                                                                                   -----        -----
                                                                                   -----        -----

    The revenues and operating results of The Associated Merchandising Corporation and Rivertown Trading Company acquired in February and April 1998, respectively, were immaterial in first quarter 1999 and 1998 and are included above in corporate and other.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                               FIRST QUARTER 1999

ANALYSIS OF OPERATIONS

    First quarter 1999 net earnings were $194 million, or $.41 per share, compared with $158 million, or $.33 per share, for the same period last year. First quarter 1998 net earnings included an extraordinary charge, net of tax, related to the early extinguishment of debt of $2 million ($.01 per share). All three companies contributed to the improvement in first quarter 1999 earnings, with strong increases at Target and DSD.

REVENUES AND COMPARABLE-STORE SALES

    Total revenues for the quarter increased 11.5 percent to $7,214 million compared with $6,468 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased
7.0 percent. Year-over-year changes in revenues and comparable-store sales by business segment were as follows:

                                                                                                    THREE MONTHS
                                                                                                 PERCENTAGE CHANGE
                                                                                           ------------------------------
                                                                                                        COMPARABLE- STORE
                                                                                            REVENUES          SALES
                                                                                           -----------  -----------------
Target...................................................................................        14.1%            8.2%
Mervyn's.................................................................................         2.5             3.5
DSD......................................................................................         2.5             3.3
                                                                                                                   --
                                                                                                  ---
Total....................................................................................        11.5%            7.0%
                                                                                                                   --
                                                                                                                   --
                                                                                                  ---
                                                                                                  ---

PRE-TAX SEGMENT PROFIT

    Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our first quarter pre-tax segment profit increased 20 percent to $463 million compared with $386 million for the same period a year ago. Year-over-year pre-tax segment profit growth was as follows:

                                                                                                       THREE MONTHS
                                                                                                        PERCENTAGE
                                                                                                          CHANGE
                                                                                                     -----------------
Target.............................................................................................             23%
Mervyn's...........................................................................................              5
DSD................................................................................................             17
                                                                                                                --
Total pre-tax segment profit.......................................................................             20%
                                                                                                                --
                                                                                                                --

    TARGET'S first quarter pre-tax profit increased 23 percent to $370 million compared with $302 million for the same period a year ago, reflecting comparable-store sales growth of 8.2 percent. The 1999 results include a $14 million beneficial effect of a required accounting change for start-up expense. Excluding the effect of the change for start-up expense, first quarter pre-tax profit increased 18 percent. The gross margin rate improved due to favorable markup and markdowns. The operating expense rate, which excludes start-up, was unfavorable due to higher advertising costs, partially offset by strong sales leveraging. For the remainder of 1999, we expect mid-single-digit comparable-store sales growth at Target and a pre-tax profit margin rate essentially even with that of 1998.

    MERVYN'S first quarter pre-tax profit increased 5 percent to $45 million compared with $43 million for the same period a year ago, reflecting comparable-store sales growth of 3.5 percent. The gross margin rate was favorable due to higher markup, partially offset by higher markdowns. The operating expense rate was unfavorable due to higher advertising costs. We expect a low to mid-single-digit comparable-store sales increase in 1999 and measurable improvement in our pre-tax profit margin rate.

    DSD'S first quarter pre-tax profit increased 17 percent to $48 million compared with $41 million for the same period a year ago, reflecting comparable-store sales growth of 3.3 percent. The gross margin rate improved due to favorable markdowns and shortage results. The operating expense rate was essentially even with last year. We expect low single-digit comparable-store sales growth at DSD in 1999 and a modest increase in our 1999 pre-tax profit margin rate.

OTHER PERFORMANCE FACTORS

    Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit for the first quarter increased over the prior year, principally due to continued growth of the Target Guest Card. We expect to continue to grow guest credit's contribution during 1999 by acquiring new accounts, enhancing guest loyalty programs, controlling bad debt expense and leveraging operating expenses.

    The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 1999 and 1998. The cumulative LIFO provision was $60 million at May 1, 1999 and January 30, 1999, and $92 million at May 2, 1998.

    "Interest equivalent", as shown in our pre-tax earnings reconciliation on page 5, represents payments to holders of our sold securitized receivables and is included in our Consolidated Results of Operations as a reduction of finance charge revenues and bad debt expense. We expect interest equivalent of approximately $12 million per quarter in 1999. For analytical purposes, management includes the interest equivalent in interest expense.

    Combined interest expense and interest equivalent was $106 million, a $2 million decrease in the first quarter compared to the same period last year, due to a lower average portfolio interest rate. Combined interest expense and interest equivalent in 1999 is expected to be similar to 1998, as we anticipate the continuing benefit of a lower average portfolio interest rate, offset by higher debt levels, for the remainder of the year.

    The estimated annual effective income tax rate was 38.8 percent in first quarter 1999 compared to 39.5 percent in first quarter 1998.

YEAR 2000 READINESS DISCLOSURE

    We began mitigating the risks associated with the year 2000 date conversion in 1993. In 1997, we established a corporate-wide, comprehensive plan of action designed to achieve an uninterrupted transition into the year 2000. This project includes three major elements: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with our key business partners. The project is divided into five phases: awareness, assessment, renovation, validation and implementation. We have completed the awareness and assessment phases and substantially completed the renovation phase for all three elements, and have nearly completed the validation and implementation phases. We are using both internal and external resources to implement our plan.

    For our IT systems, we have assessed both existing and newly implemented hardware and applications (software and operating systems), and have finalized the development of plans to address all assessed risks. Approximately 95 percent of our hardware is year 2000 compliant, and the remainder is currently in the implementation phase. Approximately 95 percent of our applications are compliant, with 5 percent in the validation and implementation phases. We anticipate completion of the validation, or testing, phase for our software and all key operating systems by mid 1999. Our year 2000 readiness in this area has been significantly enhanced by our recent, substantial common systems development initiatives through which we have invested heavily in IT over the past three years.

    We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities early in our initiative. Approximately 95 percent of our non-IT systems are compliant and the remainder are currently in the renovation, validation and implementation phases. We anticipate finishing the balance by mid 1999.

    We have identified our key business partners and have been working closely with them to assess their readiness and mitigate the risk to us if they are not prepared for the year 2000. We have installed the year 2000 compliant version of Electronic Data Interchange (EDI) software, have completed EDI testing with 75 percent of our key vendors, and are now exchanging data electronically with some of these vendors using the new version of EDI. We expect to finalize testing of EDI and other electronic transmissions with key business partners by mid/late 1999.

    In planning for the most reasonably likely worst case scenarios, we have addressed all three major elements in our project. We believe our IT systems will be ready for the year 2000, but we may experience isolated incidences of non-compliance. We plan to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Our contingency plans for non-IT systems are currently in process, and we are simultaneously putting the required resources in place to carry out
those plans for key non-IT systems, such as those within our stores.   We are
contacting many critical business partners to assess their readiness and will finish developing appropriate contingency plans by mid 1999. Although we value our established relationships with key vendors, substitute products for most of the goods we sell in our stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, we anticipate there will be others who will be able to deliver similar goods. However, the lead time involved in sourcing certain goods may result in temporary shortages of relatively few items. We also recognize the risks to us if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and are developing contingency plans to minimize the potential adverse impacts of these risks.

    In first quarter 1999, we expensed $7 million related to year 2000 readiness. Prior to 1999, we expensed $32 million related to year 2000 readiness. We estimate another $14 million will be expensed as incurred to complete the year 2000 readiness program, with most of the spending occurring over the next three months. In addition, this program has accelerated the timing of approximately $15 million of planned capital expenditures. To date, we have incurred $10 million of these planned capital expenditures. All expenditures related to our year 2000 readiness initiative will be funded by cash flow from operations and will not materially impact our other operating or investment plans.

ANALYSIS OF FINANCIAL CONDITION

    Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 45 percent at the end of first quarter 1999, compared with 49 percent a year ago and 41 percent at year-end.

    At May 1, 1999, working capital was $1,616 million, up 36 percent compared with a year ago. Retained securitized receivables were essentially even with last year. Merchandise inventories increased $210 million, or 6 percent, over last year due to new store growth at Target and Mervyn's planned investment in certain merchandise areas, designed to improve basic in-stock positions. The inventory growth was nearly fully funded by a $194 million, or 7 percent, increase in accounts payable.

    Capital expenditures for the first three months of 1999 were $362 million, compared with $378 million for the same period a year ago; 86 percent of the current year expenditures were made by Target, 5 percent by Mervyn's and 9 percent by DSD.

    Our share repurchase program is described on page 5. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

STORE DATA

    During the quarter, we opened eight net new Target stores. At May 1, 1999, Target operated 859 stores in 41 states, Mervyn's operated 268 stores in 14 states and DSD operated 63 stores in eight states.

    Retail square footage was as follows:

(IN THOUSANDS, REFLECTS TOTAL SQUARE FEET, LESS OFFICE, WAREHOUSE AND VACANT      MAY 1,    JANUARY 30,   MAY 2,
  SPACE)                                                                           1999        1999        1998
-------------------------------------------------------------------------------  ---------  -----------  ---------
Target.........................................................................     95,812      94,553      88,795
Mervyn's.......................................................................     21,729      21,729      21,810
DSD............................................................................     13,890      13,890      14,090
                                                                                 ---------  -----------  ---------
Total retail square footage....................................................    131,431     130,172     124,695
                                                                                 ---------  -----------  ---------
                                                                                 ---------  -----------  ---------

FORWARD-LOOKING STATEMENTS

    The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, preparing for the impact of year 2000, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended January 30, 1999, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a)  The Company held its Annual Shareholders' Meeting on May 19, 1999.

    b) (1). The shareholders voted for four director nominees for three-year terms. The vote was as follows:

NAME OF CANDIDATE                                                        FOR        WITHHELD
------------------------------------------------------------------  -------------  ----------
Livio D. DeSimone.................................................    411,485,074   3,027,127
Roger A. Enrico...................................................    411,554,136   2,958,065
William W. George.................................................    411,609,814   2,902,387
James A. Johnson..................................................    411,478,618   3,033,583

    There were no abstentions and no broker non-votes.

    (2). The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 1999. The vote was 412,448,911 for, 719,647 against and 1,343,643 abstentions. There were no broker non-votes.

    (3). The shareholders voted to approve the Long-Term Incentive Plan of 1999. The vote was 334,433,319 for, 77,229,349 against and 2,849,533 abstentions. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

     (2).  Not applicable

      (4)A. First Amendment to Rights Agreement. Incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Registration Statement dated May 17, 1999. Rights
           Agreement is incorporated by reference to Exhibit 1 to Registrant's Form 8-K
           Report dated September 11, 1996.

      (4)B. Instruments defining the rights of security holders, including indentures.
           Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

    (10).  Dayton Hudson Corporation Long-Term Incentive Plan of 1999.

    (11).  Not applicable

    (12).  Statements re Computations of Ratios

    (15).  Not applicable

    (18).  Not applicable

    (19).  Not applicable

    (22).  Not applicable

    (23).  Not applicable

    (24).  Not applicable

    (27).  Financial Data Schedule

------------------------

    b)  Reports on Form 8-K:

    Form 8-K dated April 15, 1999 relating to the establishment of a Medium-Term Note Program, Series I.

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

                                DAYTON HUDSON CORPORATION
                                Registrant

                                By:           /s/ DOUGLAS A. SCOVANNER
                                     -----------------------------------------

                                                Douglas A. Scovanner
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
Dated: June 11, 1999                                  OFFICER

                                By:               /s/ J.A. BOGDAN
                                     -----------------------------------------

                                                    JoAnn Bogdan
Date: June 11, 1999                   CONTROLLER AND CHIEF ACCOUNTING OFFICER

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

(10).      Dayton Hudson Corporation Long-Term Incentive Plan of 1999

(12).      Statements re Computations of Ratios

(27).      Financial Data Schedule

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------