Form 10-Q
period 1999-07-31
DAYTON HUDSON CORP
filed 1999-09-10
CIK 27419

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

                  For the quarterly period ended JULY 31, 1999


                          Commission file number 1-6049



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

The number of shares outstanding of common stock as of July 31, 1999 was 440,650,606.

                   DAYTON HUDSON CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                 NO.
  PART I         FINANCIAL INFORMATION:

                 ITEM 1 - FINANCIAL STATEMENTS

                    Condensed Consolidated Results of Operations for the Three Months, Six Months                  1
                    and Twelve Months ended July 31, 1999 and August 1, 1998

                    Condensed Consolidated Statements of Financial Position at July 31, 1999,                      2
                    January 30, 1999 and August 1, 1998

                    Condensed Consolidated Statements of Cash Flows for the Six Months ended July                  3
                    31, 1999 and August 1, 1998

                    Notes to Condensed Consolidated Financial Statements                                         4-5

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION            6-10

  PART II        OTHER INFORMATION:

                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                        11

                 Signatures                                                                                       12

                 Exhibit Index                                                                                    13

                     PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED                                                                               Dayton Hudson Corporation
RESULTS OF OPERATIONS                                                                                         and Subsidiaries

(Millions of Dollars, Except Per Share Data)                Three Months Ended       Six Months Ended     Twelve Months Ended
 -----------------------------------------------------------------------------------------------------------------------------
                                                           JULY 31,    August 1,    JULY 31,  August 1,  JULY 31,    August 1,
(Unaudited)                                                   1999         1998        1999       1998      1999         1998
 -----------------------------------------------------------------------------------------------------------------------------
REVENUES                                                  $ 7,752      $ 7,056      $14,966    $13,524     $32,393    $29,099

COSTS AND EXPENSES:
   Cost of retail sales, buying and occupancy               5,603        5,143       10,843      9,870      23,607     21,351
   Selling, publicity and administrative                    1,333        1,214        2,557      2,288       5,346      4,705
   Depreciation and amortization                              212          193          418        377         821        727
   Interest expense                                            98          101          192        197         393        399
   Taxes other than income taxes                              132          121          265        243         528        483
 -----------------------------------------------------------------------------------------------------------------------------
   Total Costs and Expenses                                 7,378        6,772       14,275     12,975      30,695     27,665
 -----------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY
   CHARGES                                                    374          284          691        549       1,698      1,434
Provision for Income Taxes                                    146          112          269        217         646        567
 -----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS BEFORE EXTRAORDINARY CHARGES                     228          172          422        332       1,052        867
Extraordinary Charges from Purchase and Redemption
   of Debt, Net of Tax                                          4            -            4          2          29         21
 -----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                              $   224      $   172      $    418    $   330    $ 1,023    $   846
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
   Earnings before extraordinary charges                  $   .51      $   .38      $    .94    $   .74    $  2.34    $  1.94
   Extraordinary charges                                     (.01)           -          (.01)      (.01)      (.06)      (.05)
 -----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                  $   .50      $   .38      $    .93    $   .73    $  2.28    $  1.89
 -----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
   Earnings before extraordinary charges                  $   .49      $   .36      $    .90    $   .70    $  2.24    $  1.84
   Extraordinary charges                                     (.01)           -          (.01)      (.01)      (.06)      (.05)
 -----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                $   .48      $   .36      $    .89     $   .69   $  2.18    $  1.79
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                       $   .10      $   .09      $    .20     $   .18   $   .38    $   .35
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Millions):
   Basic                                                    441.1        439.6         441.7       439.1     441.3      438.0
   Diluted                                                  466.4        467.6         468.0       467.1     467.7      465.6
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS                                                               Dayton Hudson Corporation
OF FINANCIAL POSITION                                                                                    and Subsidiaries


                                                              JULY 31,                January 30,               August 1,
(Millions of Dollars)                                            1999                       1999*                   1998
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                      (Unaudited)                                       (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                   $   238                   $   255                $   237
   Retained securitized receivables                              1,363                     1,656                  1,295
   Merchandise inventories                                       3,973                     3,475                  3,697
   Other                                                           655                       619                    926
------------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                          6,229                     6,005                  6,155
PROPERTY AND EQUIPMENT                                          13,213                    12,737                 12,240
   Accumulated depreciation                                     (3,805)                   (3,768)                (3,676)
                                                                ------                    ------                 ------
   Property and Equipment, net                                   9,408                     8,969                  8,564
OTHER                                                              778                       692                    589
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $16,415                   $15,666                $15,308
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                                             $3,111                   $ 3,150                $ 2,852
   Current portion of long-term debt and notes payable             219                       256                    351
   Other                                                         1,529                     1,651                  1,462
------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                     4,859                     5,057                  4,665
LONG-TERM DEBT                                                   5,178                     4,452                  5,132
DEFERRED INCOME TAXES AND OTHER                                    888                       822                    750
CONVERTIBLE PREFERRED STOCK, NET                                     6                        24                     20
SHAREHOLDERS' INVESTMENT                                         5,484                     5,311                  4,741
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                 $16,415                   $15,666                $15,308
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

COMMON SHARES OUTSTANDING (Millions)                             440.7                     441.8                  439.9
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

* The January 30, 1999 Consolidated Statement of Financial Position is condensed from the audited financial statement.

 See accompanying Notes to Condensed Consolidated Financial Statements.


CONDENSED CONSOLIDATED                                                                               Dayton Hudson Corporation
STATEMENTS OF CASH FLOWS                                                                                      and Subsidiaries
(Millions of Dollars)                                                                                         Six Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                                      JULY 31,                       August 1,
(Unaudited)                                                                              1999                             1998
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings before extraordinary charges                                               $ 422                            $ 332
Reconciliation to cash flow:
    Depreciation and amortization                                                         418                              377
    Deferred tax provision                                                                 82                               10
    Other non-cash items affecting earnings                                                68                               14
    Changes in operating accounts providing/(requiring) cash:
       Retained securitized receivables                                                   293                              305
       Merchandise inventories                                                           (498)                            (420)
       Other current assets                                                               (88)                            (106)
       Other assets                                                                       (78)                              13
       Accounts payable                                                                   (39)                              39
       Accrued liabilities                                                               (124)                             (58)
       Income taxes payable                                                                 1                              (53)
    Securities in trust for principal payment on sold securitized receivables               -                             (270)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flow Provided by Operations                                                          457                              183
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Expenditures for property and equipment                                                  (863)                            (793)
Proceeds from disposals of property and equipment                                          13                               29
Acquisition of subsidiaries, net of cash received                                           -                             (100)
Other                                                                                      (4)                              (6)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flow Required by Investing Activities                                               (854)                            (870)
-------------------------------------------------------------------------------------------------------------------------------
Net Financing Requirements                                                               (397)                            (687)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes payable, net                                                            673                              466
Additions to long-term debt                                                               225                              400
Reductions of long-term debt                                                             (215)                             (87)
Dividends paid                                                                            (98)                             (89)
Repurchase of stock                                                                      (243)                               -
Other                                                                                      38                               23
-------------------------------------------------------------------------------------------------------------------------------
Cash Flow Provided by Financing Activities                                                380                              713
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease)/Increase in Cash and Cash Equivalents                                      (17)                              26
Cash and Cash Equivalents at Beginning of Period                                          255                              211
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 238                            $ 237
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

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


                                                   Basic EPS                                         Diluted EPS
----------------------------------------------------------------------------------------------------------------------------------
                                 Three Months      Six Months     Twelve Months    Three Months     Six Months   Twelve Months
                                     Ended            Ended           Ended           Ended           Ended         Ended
----------------------------------------------------------------------------------------------------------------------------------
                                JUL 31,  Aug 1,  JUL 31,  Aug 1, JUL 31, Aug 1,  JUL 31,  Aug 1, JUL 31, Aug 1, JUL 31, Aug 1,
                                  1999     1998    1999    1998    1999   1998     1999    1998   1999   1998    1999   1998
----------------------------------------------------------------------------------------------------------------------------------
Net earnings*                   $  228   $  172   $ 422   $  332  $1,052  $ 867    $ 228   $ 172  $ 422  $ 332  $1,052  $ 867
Less: ESOP net
  earnings adjustment               (4)      (5)     (9)     (10)    (19)   (20)      (1)     (3)    (2)    (6)     (4)   (12)
----------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings*          $  224   $  167   $ 413   $  322  $1,033  $ 847    $ 227   $ 169  $ 420  $ 326  $1,048  $ 855
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  Outstanding                    441.1    439.6   441.7    439.1   441.3  438.0    441.1   439.6  441.7  439.1   441.3  438.0
     Performance shares              -        -       -        -       -      -        -      .9     .1     .9      .4    1.0
     Stock options                   -        -       -        -       -      -      5.6     6.0    6.2    5.8     5.7    4.9
     Assumed conversion of ESOP
       Preferred shares              -        -       -        -       -      -     19.7    21.1   20.0   21.3    20.3   21.7
---------------------------------------------------------------------------------------------------------------------------------
Total common equivalent shares
   Outstanding                   441.1    439.6   441.7    439.1   441.3  438.0    466.4   467.6  468.0  467.1   467.7  465.6
---------------------------------------------------------------------------------------------------------------------------------

  Earnings per share*           $  .51   $  .38   $ .94   $  .74  $ 2.34  $1.94    $ .49   $ .36  $ .90  $ .70  $ 2.24  $1.84
---------------------------------------------------------------------------------------------------------------------------------

*Before extraordinary charges

SHARE REPURCHASE PROGRAM

In January 1999, our Board of Directors authorized the repurchase of $1 billion of our common stock. We expect to complete our repurchase program over the next eighteen months. In the second quarter and first half of 1999, we repurchased 2.3 and 3.8 million shares of our common stock at average costs of $63 and $65 per share, respectively. As of the end of second quarter, we have repurchased $248 million of our common stock, net of the premium from exercised and expired put options.

We issued put options for 1.0 and 2.0 million shares in the second quarter and first half of 1999, respectively. Holders of options on the 1.0 million shares which were outstanding at the end of the second quarter are entitled to sell shares of our common stock to us at prices ranging from $61 to $70 per share on specific dates during

August through October 1999. Premiums received from the sale of the put options, which settled during the quarter and first half, totaled $5.9 and $9.8 million, respectively, and were recorded in retained earnings.

LONG-TERM DEBT

During the second quarter, we repurchased $58 million of long-term debt with a weighted average interest rate of 9.4 percent, resulting in an after-tax extraordinary charge of $4 million ($.01 per share).

Also during the second quarter, we issued $100 million and $125 million of notes bearing interest at floating rates initially set at 5.52 percent and
5.43 percent, respectively. These notes mature in July 2001.

Subsequent to second quarter 1999, we issued $60 million of additional notes bearing interest at a floating rate initially set at 5.32 percent, maturing in September 2001.

The proceeds from these issuances were used for general corporate purposes.

SEGMENT DISCLOSURES (Millions of Dollars)

Revenues by segment were as follows:

                                                                       Three Months Ended                       Six Months Ended
                                                          --------------------------------        -------------------------------
                                                               JULY 31,          August 1,              JULY 31,        August 1,
                                                                  1999               1998                  1999             1998
                                                          -------------      -------------        --------------    -------------
Target                                                    $      5,961       $      5,294         $      11,449     $     10,101
Mervyn's                                                           949                935                 1,861            1,825
DSD                                                                744                732                 1,488            1,458
Corporate and other                                                 98                 95                   168              140
                                                          -------------      -------------        --------------    -------------
Total revenues                                            $      7,752       $      7,056         $      14,966     $     13,524
                                                          -------------      -------------        --------------    -------------
                                                          -------------      -------------        --------------    -------------

Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:

                                                                       Three Months Ended                       Six Months Ended
                                                          --------------------------------        -------------------------------
                                                               JULY 31,          August 1,             JULY 31,         August 1,
                                                                  1999               1998                 1999              1998
                                                          -------------      -------------        -------------     -------------
Target                                                    $        430       $        337         $        800      $        639
Mervyn's                                                            45                 40                   90                83
DSD                                                                 49                 45                   97                86
                                                          -------------      -------------        -------------     -------------
Total pre-tax segment profit                                       524                422                  987               808

Securitization adjustment (interest equivalent)                    (12)               (12)                 (24)              (24)
Interest expense                                                   (98)              (101)                (192)             (197)
Corporate and other                                                (40)               (25)                 (80)              (38)
                                                          -------------      -------------        -------------     -------------
Earnings before income taxes
  and extraordinary charges                               $        374       $        284         $        691      $        549
                                                          -------------      -------------        -------------     -------------
                                                          -------------      -------------        -------------     -------------

The revenues and operating results of The Associated Merchandising Corporation and Rivertown Trading Company acquired in February and April 1998, respectively, were immaterial in 1999 and 1998 and are included in corporate and other.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               SECOND QUARTER 1999

ANALYSIS OF OPERATIONS

Second quarter 1999 net earnings before extraordinary charges were $228 million, or $.49 per share, compared with $172 million, or $.36 per share, for the same period last year. First half 1999 net earnings before extraordinary charges were $422 million, or $.90 per share, compared with $332 million, or $.70 per share, on the same basis, for first half 1998. The extraordinary charges relate to the early extinguishment of debt and were $4 million ($.01 per share), net of tax, in the second quarter and first half of 1999, and $2 million ($.01 per share), net of tax, in the first half of 1998. Target represented 91 percent and 90 percent of our net growth in pre-tax segment profit for the second quarter and first half, respectively.

REVENUES AND COMPARABLE-STORE SALES

Total revenues for the quarter increased 9.9 percent to $7,752 million compared with $7,056 million for the same period a year ago. Total revenues for the first half increased 10.7 percent to $14,966 million compared with $13,524 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 5.7 percent and 6.3 percent for the three and six-month periods, respectively. Year-over-year increases in revenues and comparable-store sales by business segment were as follows:

                                            Three Months                               Six Months
                                         Percentage Increase                       Percentage Increase
                                --------------------------------------    --------------------------------------
                                                           Comparable-                               Comparable-
                                        Revenues          Store Sales             Revenues          Store Sales
                                -----------------    -----------------    -----------------     ----------------
Target                                      12.6%                 6.5%                13.4%                 7.3%
Mervyn's                                     1.5                  2.8                  2.0                  3.1
DSD                                          1.6                  2.7                  2.0                  3.0
                                -----------------    -----------------    -----------------     ----------------
Total                                        9.9%                 5.7%                10.7%                 6.3%
                                -----------------    -----------------    -----------------     ----------------
                                -----------------    -----------------    -----------------     ----------------

PRE-TAX SEGMENT PROFIT

Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our second quarter pre-tax segment profit increased 24 percent to $524 million compared with $422 million for the same period a year ago. Pre-tax segment profit in the first half increased 22 percent to $987 million compared with $808 million for the same period a year ago. Year-over-year pre-tax segment profit growth was as follows:

                                                        Three Months              Six Months
                                                 Percentage Increase     Percentage Increase
                                                 --------------------    --------------------
Target                                                            27%                     25%
Mervyn's                                                          13                       9
DSD                                                                9                      13
                                                 --------------------    --------------------
Total                                                             24%                     22%
                                                 --------------------    --------------------
                                                 --------------------    --------------------

TARGET'S second quarter and first half pre-tax profit increased 27 and 25 percent, respectively, to $430 and $800 million compared with $337 and $639 million for the same periods a year ago, reflecting comparable-store sales growth of 6.5 and 7.3 percent, respectively. During the second quarter and first half, the gross margin rate improved significantly due to favorable markup and markdown performance, while the operating expense rate was modestly unfavorable. For the remainder of 1999, we expect mid-single-digit comparable-store sales growth at Target and a pre-tax profit margin rate somewhat expanded over that of 1998.

MERVYN'S second quarter and first half pre-tax profit increased 13 and 9 percent, respectively, to $45 and $90 million compared with $40 and $83 million for the same periods a year ago, reflecting comparable-store sales growth of 2.8 and 3.1 percent, respectively. During the second quarter and first half, the gross margin rate increased primarily due to favorable markup. The operating expense rate improved slightly for second quarter and was essentially even with last year for the first half. We expect low-single-digit comparable-store sales increases for the remainder of 1999 and measurable improvement in our pre-tax profit margin rate, principally in the fourth quarter.

DSD'S second quarter and first half pre-tax profit increased 9 and 13 percent, respectively, to $49 and $97 million compared with $45 and $86 million for the same periods a year ago, reflecting comparable-store sales growth of 2.7 and 3.0 percent, respectively. For the second quarter, the gross margin rate was essentially even with last year, while the gross margin rate improved for the first half due to favorable markdowns and shortage results. The operating expense rate improved modestly for second quarter and slightly for the first half. We expect low single-digit comparable-store sales growth at DSD for the remainder of 1999 and a modest increase in our 1999 pre-tax profit margin rate.

OTHER PERFORMANCE FACTORS

Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit for the second quarter and first half increased over the prior year, principally due to continued growth of the Target Guest Card. We expect to continue to grow guest credit's contribution during 1999 by acquiring new accounts, enhancing guest loyalty programs, controlling bad debt expense and leveraging operating expenses.

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero in the second quarter and first half for both 1999 and 1998. The cumulative LIFO provision was $60 million at July 31, 1999 and January 30, 1999, and $92 million at August 1, 1998.

"Interest equivalent", as shown in our pre-tax earnings reconciliation on page 5, represents payments to holders of our sold securitized receivables and is included in our Consolidated Results of Operations as a reduction of finance charge revenues and bad debt expense. We expect interest equivalent of approximately $12 million per quarter in 1999. For analytical purposes, we combine interest equivalent with interest expense.

Combined interest expense and interest equivalent was $110 and $216 million in the second quarter and first half of 1999, representing a $3 and $5 million decrease, respectively, from last year due to a lower average portfolio interest rate, partially offset by higher average funded balances. Combined interest expense and interest equivalent in 1999 is expected to be similar to 1998, as we anticipate the continuing benefit of a lower average portfolio interest rate, offset by higher debt levels, for the remainder of the year.

The estimated annual effective income tax rate was 38.8 percent in the second quarter and first half 1999 compared to 39.5 percent for the same periods last year.

YEAR 2000 READINESS DISCLOSURE

We began mitigating the risks associated with the year 2000 date conversion in 1993. In 1997, we established a corporate-wide, comprehensive plan of action designed to achieve an uninterrupted transition into the year 2000. This project includes three major elements: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with our key business partners. The project is divided into five phases: awareness, assessment, renovation, validation and implementation. We have substantially completed all phases for the three elements. We have used both internal and external resources to implement our plan.

For our IT systems, we assessed both existing and newly implemented hardware, application software and operating systems. Substantially all of our hardware is year 2000 ready. The only implementation remaining is continuing installments of new hardware during the third quarter to support growth in our stores' systems. All application software has been tested and is ready for the year 2000. Upgrades to our key operating systems are 98 percent complete, and we anticipate final installments over the next three months. Our year 2000 readiness in this area was significantly enhanced by our substantial common systems development initiatives through which we have invested heavily in IT over the past three years.

We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities early in our initiative. Substantially all of our non-IT systems are ready, with only a few items remaining in the implementation phase. We anticipate finishing the balance in the third quarter.

We have identified our key business partners and have been working closely with them to assess their readiness and mitigate the risk to us if they are not prepared for the year 2000. We have installed the year 2000 ready version of Electronic Data Interchange (EDI) software, have completed EDI testing with 95 percent of our key vendors, and are now exchanging data electronically with some of these vendors using the new version of EDI. We expect to finalize testing of EDI and other electronic transmissions with key business partners in the third quarter.

In planning for the most reasonably likely worst case scenarios, we have addressed all three major elements in our project. We believe our IT systems will be ready for the year 2000, but we may experience isolated incidences of non-compliance. Our contingency plans for non-IT areas are complete and are being implemented in key areas, such as our stores. We plan to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if necessary.

We have contacted substantially all of our critical business partners to assess their readiness and will finalize the development of certain individual contingency plans in the third quarter. Although we value our established relationships with key vendors, substitute products for most of the goods we sell in our stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, we anticipate there will be others who will be able to deliver similar goods. However, the lead time involved in sourcing certain goods may result in temporary shortages of relatively few items; therefore, we have arranged advance delivery of a limited amount of product. We also recognize the risks to us if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and are developing contingency plans to minimize the potential adverse impacts of these risks.

In the second quarter and first half of 1999, we expensed $7 and $14 million, respectively, related to year 2000 readiness. Prior to 1999, we expensed $32 million related to year 2000 readiness. We estimate another $3 million will be expensed as incurred to complete the year 2000 readiness program, with most of the spending occurring over the next three months. In addition, this program has accelerated the timing of approximately $15 million of planned capital expenditures. To date, we have incurred $14 million of these planned capital expenditures. All expenditures related to our year 2000 readiness initiative have been funded by cash flow from operations and have not materially impacted our other operating or investment plans.

ANALYSIS OF FINANCIAL CONDITION

Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 45 percent at the end of second quarter 1999, compared with 49 percent a year ago and 41 percent at year-end. Due to the seasonality of our business, quarterly comparisons will fluctuate.

At July 31, 1999, working capital was $1,370 million, down 8 percent compared with a year ago, principally due to securities held in trust for principal payment on sold securitized receivables in the prior year. Retained securitized receivables increased $68 million, or 5 percent, over last year principally reflecting continued growth of the Target Guest Card. Merchandise inventories increased $276 million, or 7 percent, over last year due to new store growth at Target and Mervyn's planned investment in certain merchandise areas, principally designed to improve basic in-stock positions. The inventory growth was nearly fully funded by a $259 million, or 9 percent, increase in accounts payable.

Capital expenditures for the first six months of 1999 were $863 million, compared with $793 million for the same period a year ago; 85 percent of the current year expenditures were made by Target, 6 percent by Mervyn's and 9 percent by DSD.

Our share repurchase program is described on page 4. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

STORE DATA

During the quarter, we opened 22 net new Target stores and closed one Mervyn's store. At July 31, 1999, Target operated 881 stores in 44 states, Mervyn's operated 267 stores in 14 states and DSD operated 63 stores in eight states.

Retail square footage was as follows:



(In thousands, reflects total square feet, less office,              JULY 31,        January 30,            August 1,
warehouse and vacant space)                                            1999             1999                  1998
---------------------------------------------------------------------------------------------------------------------
Target                                                                98,679             94,553               91,445
Mervyn's                                                              21,661             21,729               21,810
DSD                                                                   13,890             13,890               13,935
---------------------------------------------------------------------------------------------------------------------
Total retail square footage                                          134,230            130,172              127,190
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


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

              (10).      Not applicable

              (11).      Not applicable

              (12).      Statements re Computations of Ratios

              (15).      Not applicable

              (18).      Not applicable

              (19).      Not applicable

              (22).      Not applicable

              (23).      Not applicable

              (24).      Not applicable

              (27).      Financial Data Schedule

        b)    Reports on Form 8-K:

              Registrant did not file any reports on Form 8-K during the quarter ended July 31, 1999.

                                      11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DAYTON HUDSON CORPORATION
                                         Registrant




Date:  September 10, 1999              By  /s/ Douglas A. Scovanner
                                          -------------------------------
                                          Douglas A. Scovanner
                                          Senior Vice President and
                                          Chief Financial Officer



Date:  September 10, 1999              By  /s/ J.A. Bogdan
                                          ---------------------------------
                                          JoAnn Bogdan
                                          Controller and
                                          Chief Accounting Officer

EXHIBIT INDEX

(12).          Statements re Computations of Ratios

(27).          Financial Data Schedule