Form 10-Q
period 1999-10-30
DAYTON HUDSON CORP
filed 1999-12-10
CIK 27419

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 1999

Commission file number 1-6049

Dayton Hudson Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation or organization)	41-0215170 (IRS Employer Identification No.)
777 Nicollet Mall, Minneapolis, Minnesota (Address of principal executive offices)	55402-2055 (zip code)

(612) 370-6948
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of October 30, 1999 was 438,175,896.

DAYTON HUDSON CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION:
	Item 1—Financial Statements
	Condensed Consolidated Results of Operations for the Three Months, Nine Months and Twelve Months ended October 30, 1999 and October 31, 1998	1
	Condensed Consolidated Statements of Financial Position at October 30, 1999, January 30, 1999 and October 31, 1998	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 30, 1999 and October 31, 1998	3
	Notes to Condensed Consolidated Financial Statements	4-6
	Item 2—Management's Discussion and Analysis of Operations and Financial Condition	7-11
PART II	OTHER INFORMATION:
	Item 5—Other Information	12
	Item 6—Exhibits and Reports on Form 8-K	13
	Signatures	14
	Exhibit Index	15

PART I. FINANCIAL INFORMATION

Dayton Hudson Corporation
and Subsidiaries

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Millions of Dollars, Except Per Share Data)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Unaudited)	October 30, 1999	October 31, 1998	October 30, 1999	October 31, 1998	October 30, 1999	October 31, 1998
Revenues	$8,009	$7,288	$22,975	$20,812	$33,114	$29,765
Costs and Expenses:
Cost of retail sales, buying and occupancy	5,799	5,333	16,642	15,203	24,073	21,868
Selling, publicity and administrative	1,368	1,228	3,925	3,516	5,486	4,823
Depreciation and amortization	213	200	631	577	834	751
Interest expense	102	104	294	301	391	396
Taxes other than income taxes	135	121	400	364	542	488

Total Costs and Expenses	7,617	6,986	21,892	19,961	31,326	28,326

Earnings Before Income Taxes and Extraordinary Charges	392	302	1,083	851	1,788	1,439
Provision for Income Taxes	151	119	420	336	678	569

Net Earnings Before Extraordinary Charges	241	183	663	515	1,110	870
Extraordinary Charges from Purchase and Redemption of Debt, Net of Tax	9	1	13	3	37	3

Net Earnings	$232	$182	$650	$512	$1,073	$867

Basic Earnings Per Share:
Earnings before extraordinary charges	$.54	$.40	$1.47	$1.14	$2.47	$1.94
Extraordinary charges	(.02)	—	(.03)	(.01)	(.08)	(.01)

Basic Earnings Per Share	$.52	$.40	$1.44	$1.13	$2.39	$1.93

Diluted Earnings Per Share:
Earnings before extraordinary charges	$.52	$.39	$1.42	$1.09	$2.37	$1.85
Extraordinary charges	(.02)	—	(.03)	(.01)	(.08)	(.01)

Diluted Earnings Per Share	$.50	$.39	$1.39	$1.08	$2.29	$1.84

Dividends Declared Per Common Share	$.10	$.09	$.30	$.27	$.39	$.36
Weighted Average Common Shares Outstanding (Millions):
Basic	439.3	440.5	440.9	439.5	441.0	439.0
Diluted	463.7	466.3	466.5	466.8	467.1	466.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Dayton Hudson Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Millions of Dollars)

	October 30, 1999	January 30, 1999*	October 31, 1998
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$246	$255	$239
Retained securitized receivables	1,479	1,656	1,357
Merchandise inventories	4,757	3,475	4,669
Other	622	619	677

Total Current Assets	7,104	6,005	6,942
Property and Equipment	13,641	12,737	12,624
Accumulated depreciation	(3,875)	(3,768)	(3,823)

Property and Equipment, net	9,766	8,969	8,801
Other	752	692	687

Total Assets	$17,622	$15,666	$16,430

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable	$3,394	$3,150	$3,363
Current portion of long-term debt and notes payable	1,015	256	685
Other	1,561	1,651	1,520

Total Current Liabilities	5,970	5,057	5,568
Long-term Debt	5,263	4,452	5,166
Deferred Income Taxes and Other	884	822	783
Convertible Preferred Stock, net	3	24	28
Shareholders' Investment	5,502	5,311	4,885

Total Liabilities and Shareholders' Investment	$17,622	$15,666	$16,430

Common Shares Outstanding (Millions)	438.2	441.8	440.8

*
The January 30, 1999 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Condensed Consolidated Financial Statements.

Dayton Hudson Corporation
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Nine Months Ended
	October 30, 1999	October 31, 1998
	(Unaudited)
Operating Activities
Net earnings before extraordinary charges	$663	$515
Reconciliation to cash flow:
Depreciation and amortization	631	577
Deferred tax provision	76	(17)
Other non-cash items affecting earnings	88	28
Changes in operating accounts providing/(requiring) cash:
Retained securitized receivables	177	243
Sold securitized receivables	—	400
Maturity of sold securitized receivables	—	(400)
Merchandise inventories	(1,282)	(1,391)
Other current assets	(56)	(82)
Other assets	(73)	(65)
Accounts payable	244	549
Accrued liabilities	(51)	8
Income taxes payable	(27)	(61)

Cash Flow Provided by Operations	390	304

Investing Activities
Expenditures for property and equipment	(1,443)	(1,237)
Proceeds from disposals of property and equipment	40	36
Acquisition of subsidiaries, net of cash received	—	(100)
Other	(5)	(8)

Cash Flow Required by Investing Activities	(1,408)	(1,309)

Net Financing Requirements	(1,018)	(1,005)

Financing Activities
Increase in notes payable, net	1,578	829
Additions to long-term debt	285	400
Reductions of long-term debt	(312)	(95)
Dividends paid	(146)	(133)
Repurchase of stock	(435)	—
Other	39	32

Cash Flow Provided by Financing Activities	1,009	1,033

Net (Decrease)/Increase in Cash and Cash Equivalents	(9)	28
Cash and Cash Equivalents at Beginning of Period	255	211

Cash and Cash Equivalents at End of Period	$246	$239

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

Per Share Data

    References to earnings per share relate to diluted earnings per share.

	Basic EPS						Diluted EPS
	Three Months Ended		Nine Months Ended		Twelve Months Ended		Three Months Ended		Nine Months Ended		Twelve Months Ended
	Oct, 30 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998
Net earnings*	$241	$183	$663	$515	$1,110	$870	$241	$183	$663	$515	$1,110	$870
Less: ESOP net earnings adjustment	(5)	(5)	(14)	(15)	(18)	(19)	(1)	(1)	(3)	(7)	(4)	(9)

Adjusted net earnings*	$236	$178	$649	$500	$1,092	$851	$240	$182	$660	$508	$1,106	$861

Weighted average common shares outstanding	439.3	440.5	440.9	439.5	441.0	439.0	439.3	440.5	440.9	439.5	441.0	439.0
Performance shares	—	—	—	—	—	—	—	.8	.1	.9	.2	.9
Stock options	—	—	—	—	—	—	5.0	4.3	5.7	5.2	5.9	5.0
Assumed conversion of ESOP preferred shares	—	—	—	—	—	—	19.4	20.7	19.8	21.2	20.0	21.4

Total common equivalent shares outstanding	439.3	440.5	440.9	439.5	441.0	439.0	463.7	466.3	466.5	466.8	467.1	466.3

Earnings per share*	$.54	$.40	$1.47	$1.14	$2.47	$1.94	$.52	$.39	$1.42	$1.09	$2.37	$1.85

*
Before extraordinary charges

Share Repurchase Program

    In January 1999, our Board of Directors authorized the repurchase of $1 billion of our common stock, which we expect to complete over approximately two years. In the third quarter and first nine months of 1999, we repurchased 3.3 and 7.1 million shares of our common stock at average costs of $59 and $62 per share, respectively. As of the end of third quarter, we have repurchased $441 million of our common stock, net of the premium from exercised and expired put options.

    We sold put options for 1.4 and 3.4 million shares in the third quarter and first nine months of 1999, respectively. Holders of options on the 1.4 million shares which were outstanding at the end of the third quarter are entitled to sell shares of our common stock to us at prices ranging from $55 to $66 per share on

4 specific dates during November 1999 through January 2000. Premiums received from the sale of the put options, which settled during the quarter and first nine months, totaled $6.0 and $15.8 million, respectively, and were recorded in retained earnings.

Long-Term Debt

    During the third quarter and year-to-date, we repurchased $81 and $139 million of long-term debt at a weighted average interest rate of 9.4 percent for both periods, resulting in after-tax extraordinary charges of $9 and $13 million ($.02 and $.03 per share), respectively.

    Also during the third quarter and year-to-date, we issued $60 and $285 million of floating rate notes, respectively, bearing interest at initial rates between 5.32 and 5.52 percent, maturing in July through September 2001. Proceeds from the note issuances were used for general corporate purposes.

Segment Disclosures (Millions of Dollars)

    Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Oct 30, 1999	Oct. 31, 1998	Oct. 30, 1999	Oct. 31, 1998
Target	$6,101	$5,357	$17,550	$15,458
Mervyn's	966	1,006	2,827	2,831
Department Stores	819	807	2,307	2,265
Corporate and other	123	118	291	258

Total revenues	$8,009	$7,288	$22,975	$20,812

    Pre-tax segment profit and reconciliation to pre-tax earnings were as follows:

	Three Months Ended		Nine Months Ended
	Oct 30, 1999	Oct 31, 1998	Oct 30, 1999	Oct 31, 1998
Target	$411	$293	$1,211	$932
Mervyn's	46	53	136	136
Department Stores	79	78	176	164

Total pre-tax segment profit	536	424	1,523	1,232
Securitization adjustments:
SFAS 125 loss	—	(3)	—	(3)
Interest equivalent	(12)	(12)	(36)	(36)
Interest expense	(102)	(104)	(294)	(301)
Corporate and other	(30)	(3)	(110)	(41)

Earnings before income taxes and extraordinary charges	$392	$302	$1,083	$851

    The revenues and operating results of The Associated Merchandising Corporation and Rivertown Trading Company acquired in February and April 1998, respectively, were immaterial in 1999 and 1998 and are included in corporate and other.

Mainframe Outsourcing

    In fourth quarter 1998, we announced our plan to outsource our mainframe computer data center functions. In third quarter 1999, we completed the transition. We expensed $2 million (less than $.01 per share) and $5 million ($.01 per share) in third quarter and year-to-date, respectively, related to the outsourcing. The expenses are included in selling, publicity and administrative expenses in our Consolidated Results of Operations on page 1 and in corporate and other in our pre-tax earnings reconciliation on page 5.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
THIRD QUARTER 1999

ANALYSIS OF OPERATIONS

    Third quarter 1999 net earnings before extraordinary charges were $241 million, or $.52 per share, compared with $183 million, or $.39 per share, for the same period last year. Net earnings before extraordinary charges for the first nine months of 1999 were $663 million, or $1.42 per share, compared with $515 million, or $1.09 per share, for the first nine months of 1998. The extraordinary charges relate to the early extinguishment of debt and were $9 million ($.02 per share) and $13 million ($.03 per share), net of tax, in the third quarter and first nine months of 1999, respectively, and $1 million (less than $.01 per share) and $3 million ($.01 per share), net of tax, in the third quarter and first nine months of 1998, respectively. Target generated over 100 percent and 96 percent of our net growth in pre-tax segment profit for the third quarter and first nine months of 1999, respectively.

Revenues and Comparable-Store Sales

    Total revenues for the quarter increased 9.9 percent to $8,009 million compared with $7,288 million for the same period a year ago. Total revenues for the first nine months increased 10.4 percent to $22,975 million compared with $20,812 million for the same period a year ago. Our consolidated comparable-store sales (sales from stores open longer than one year) increased 5.0 and 5.9 percent for the three and nine-month periods, respectively. Year-over-year changes in revenues and comparable-store sales by business segment were as follows:

	Three Months Percentage Change		Nine Months Percentage Change
	Revenues	Comparable- Store Sales	Revenues	Comparable- Store Sales
Target	13.9%	7.1%	13.5%	7.2%
Mervyn's	(3.9)	(2.2)	(0.1)	1.3
Department Stores	1.5	(0.2)	1.8	1.9

Total	9.9%	5.0%	10.4%	5.9%

Pre-tax Segment Profit

    Pre-tax segment profit is first-in, first-out (FIFO) earnings from operations before securitization effects, interest, corporate and other, and unusual items. Our third quarter pre-tax segment profit increased 26 percent to $536 million compared with $424 million for the same period a year ago. Pre-tax segment profit in the first nine months increased 24 percent to $1,523 million compared with $1,232 million for the same period a year ago. Year-over-year changes in pre-tax segment profit were as follows:

	Three Months Percentage Change	Nine Months Percentage Change
Target	40%	30%
Mervyn's	(13)	—
Department Stores	2	7

Total	26%	24%

    Target's third quarter and nine-month pre-tax profit increased 40 and 30 percent, respectively, to $411 and $1,211 million compared with $293 and $932 million for the same periods a year ago, reflecting comparable-store sales growth of 7.1 and 7.2 percent, respectively. During the third quarter and first nine months, the gross margin rate improved significantly due to favorable markup, while the operating expense

7 rate was essentially even with last year for the quarter and slightly unfavorable year-to-date. For the fourth quarter of 1999, we expect mid-single-digit comparable-store sales growth at Target and a pre-tax profit margin rate somewhat expanded over that of 1998.

    Mervyn's third quarter and nine-month pre-tax profit figures were $46 and $136 million, respectively, compared with $53 and $136 million for the same periods a year ago, reflecting comparable-store sales changes of (2.2) and 1.3 percent, respectively. During the third quarter and first nine months, the gross margin rate improved due to favorable markup. The operating expense rate was unfavorable for the quarter due to lack of sales leverage and was slightly unfavorable year-to-date. Given early fourth quarter sales trends, we expect a pre-tax profit margin rate lower than last year.

    Department Stores' third quarter and nine-month pre-tax profit figures were $79 and $176 million, respectively, compared with $78 and $164 million for the same periods a year ago, reflecting comparable-store sales changes of (0.2) and 1.9 percent, respectively. The gross margin rate declined slightly due to unfavorable markup for the quarter and was essentially even with last year for the first nine months. The operating expense rate was unfavorable for the quarter due to lack of sales leverage and was essentially even on a year-to-date basis. For the fourth quarter of 1999, we expect low-single-digit comparable-store sales growth and a pre-tax profit margin rate essentially even with last year.

Other Performance Factors

    Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from guest credit for the third quarter and first nine months increased over the prior year, principally due to continued growth of the Target Guest Card. We expect to continue to grow guest credit's contribution during 1999 by opening new accounts, enhancing guest loyalty programs, controlling bad debt expense and leveraging operating expenses.

    The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero in the third quarter and first nine months for both 1999 and 1998. The cumulative LIFO provision was $60 million at October 30, 1999 and January 30, 1999, and $92 million at October 31, 1998.

    "Interest equivalent", as shown in our pre-tax earnings reconciliation on page 5, represents payments to holders of our sold securitized receivables and is included in our Consolidated Results of Operations on page 1 as a reduction of finance charge revenues. We expect interest equivalent of approximately $12 million in the fourth quarter of this year. For analytical purposes, we combine interest equivalent with interest expense.

    Combined interest expense and interest equivalent was $114 and $330 million in the third quarter and first nine months of 1999, representing a $2 and $7 million decrease, respectively, from last year due to a lower average portfolio interest rate, partially offset by higher average funded balances. Combined interest expense and interest equivalent in 1999 is expected to be similar to 1998, as we anticipate the continuing benefit of a lower average portfolio interest rate, offset by higher debt levels, for the remainder of the year.

    The estimated annual effective income tax rate was 38.8 percent in the third quarter and first nine months of 1999 compared to 39.5 percent for the same periods last year.

Year 2000 Readiness Disclosure

    We began mitigating the risks associated with the year 2000 date conversion in 1993. In 1997, we established a corporate-wide, comprehensive plan of action designed to achieve an uninterrupted transition into the year 2000. This project included three major elements: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with our key business partners.

8 The project was divided into five phases: awareness, assessment, renovation, validation and implementation. We have now completed all phases for the three elements, using both internal and external resources to implement our plan. During the fourth quarter, we will maintain the year 2000 readiness of our existing systems and add infrastructure in the normal course of business that is year 2000 ready.

    For our IT systems, we assessed both existing and newly implemented hardware, application software and operating systems. Our hardware, application software and key operating systems have been tested and we believe they are ready for the year 2000. Our year 2000 readiness in this area was significantly enhanced by our substantial common systems development initiatives through which we invested heavily in IT over the past four years.

    We began addressing non-IT systems, or embedded technology/infrastructure, risks at our stores, distribution centers and headquarters facilities early in our initiative, and we believe they are now year 2000 ready.

    We identified our key business partners and worked closely with them to assess their readiness and mitigate the risk to us if they are not prepared for the year 2000. We installed the year 2000 ready version of Electronic Data Interchange (EDI) software and completed EDI testing with our key vendors. We are currently exchanging data electronically with our vendors using our new version of EDI software.

    In planning for the most reasonably likely worst case scenarios, we addressed all three major elements in our project. We believe our IT systems are ready for the year 2000, but we may experience isolated incidences of non-compliance. Our contingency plans for non-IT areas are complete and have been implemented in key areas, such as our stores. We plan to allocate internal resources and retain dedicated consultants and vendor representatives to take action, if necessary.

    We contacted our critical business partners, assessed their year 2000 readiness and finalized the development of contingency plans, as considered necessary. Although we value our established relationships with key vendors, substitute products for most of the goods we sell in our stores may be obtained from other vendors. If certain vendors are unable to deliver product on a timely basis, due to their own year 2000 issues, we anticipate there will be others who will be able to deliver similar goods. However, the lead time involved in sourcing certain goods may result in temporary shortages of relatively few items; therefore, we have arranged advance delivery of a limited amount of product. We also recognize the risks to us if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and have developed contingency plans to minimize the potential adverse impacts of these risks.

    In the third quarter and first nine months of 1999, we expensed $1 and $15 million, respectively, related to year 2000 readiness. Prior to 1999, we expensed $32 million related to year 2000 readiness. We estimate that less than $1 million of expense related to year 2000 readiness will be incurred in the fourth quarter. In addition, this program accelerated the timing of approximately $15 million of planned capital expenditures. To date, we have incurred $14 million of these planned capital expenditures, with less than $1 million anticipated to be incurred in the fourth quarter. All expenditures related to our year 2000 readiness initiative were funded by cash flow from operations and did not materially impact our other operating or investment plans.

ANALYSIS OF FINANCIAL CONDITION

    Our financial condition remains strong. We continue to fund the growth in our business through a combination of retained earnings, debt and sold securitized receivables. The ratio of debt to total capitalization attributable to our retail operations was 49 percent at the end of third quarter 1999, compared with 50 percent a year ago and 41 percent at year-end. Due to the seasonality of our business, quarterly comparisons will fluctuate.

    At October 30, 1999, working capital was $1,134 million, a 17 percent decrease from a year ago, principally due to an increase in notes payable to fund the growth in our business. In addition, retained securitized receivables increased $122 million, or 9 percent, over last year principally reflecting continued growth of the Target Guest Card. Merchandise inventories increased $88 million, or 2 percent, over last year, reflecting Mervyn's planned increases and its recent soft sales trends. The inventory growth was partially funded by a $31 million, or 1 percent, increase in accounts payable.

    Capital expenditures for the first nine months of 1999 were $1,443 million, compared with $1,237 million for the same period a year ago; 87 percent of the current year expenditures were made by Target, 6 percent by Mervyn's and 7 percent by Department Stores. Target's third quarter expenditures include the purchase of real estate assets of a membership-based, general merchandise retailer for approximately $125 million.

    Our share repurchase program is described on page 4. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

STORE DATA

    During the quarter, we opened 33 net new Target stores and one department store. At October 30, 1999, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Oct 30, 1999	Jan 30, 1999	Oct 31, 1998	Oct 30, 1999	Jan 30, 1999	Oct 31, 1998
Target	914	851	851	102,859	94,553	94,193
Mervyn's	267	268	268	21,661	21,729	21,729
Department Stores	64	63	64	14,058	13,890	13,935

Total	1,245	1,182	1,183	138,578	130,172	129,857

*
In thousands, reflects total square feet, less office, warehouse and vacant space

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

PART II. OTHER INFORMATION

Item 5. Other Information

On-Line Annual Meeting Materials

    For our 2000 Annual Shareholders' Meeting, we are again offering our shareholders the opportunity to receive our Annual Report and Proxy Statement over the Internet, rather than by mail.

    Shareholders wishing to take advantage of this opportunity are required to complete an on-line consent form.

  •
  Registered shareholders may provide consent at: http://www.econsent.com/dhc or by contacting our transfer agent at 1-800-317-4445 for assistance.

  •
  Beneficial shareholders may provide consent at: http://www.InvestorDelivery.com.

    To receive materials electronically, your consent must be received by March 24, 2000.

    Instructions for accessing the on-line Annual Meeting materials will be sent to consenting shareholders following our record date.

    In addition to voting by proxy card or telephone, all shareholders will be able to vote their proxies electronically for the 2000 Annual Shareholders' Meeting. Information regarding this option will be available after March 24, 2000.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

(2).	Not applicable
(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
(10)A.	Director Stock Option Plan of 1995, as amended and restated effective September 8, 1999.
(10)B.	Executive Long Term Incentive Plan of 1981, as amended and restated effective September 8, 1999.
(10)C.	Executive Incentive Plan (Personal Score), as amended and restated effective May 21, 1997.
(11).	Not applicable
(12).	Statements re Computations of Ratios
(15).	Not applicable
(18).	Not applicable
(19).	Not applicable
(22).	Not applicable
(23).	Not applicable
(24).	Not applicable
(27).	Financial Data Schedule
  b)
  Reports on Form 8-K:

      Registrant did not file any reports on Form 8-K during the quarter ended October 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYTON HUDSON CORPORATION
Registrant
Date: December 10, 1999	By /s/ Douglas A. Scovanner
Douglas A. Scovanner
Senior Vice President and
Chief Financial Officer
Date: December 10, 1999	By /s/ J.A. Bogdan
JoAnn Bogdan
Controller and
Chief Accounting Officer

Exhibit Index

(10)A.	Director Stock Option Plan of 1995, as amended and restated effective September 8, 1999
(10)B.	Executive Long Term Incentive Plan of 1981, as amended and restated effective September 8, 1999
(10)C.	Executive Incentive Plan (Personal Score), as amended and restated effective May 21, 1997
(12).	Statements re Computations of Ratios
(27).	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION THIRD QUARTER 1999

PART II. OTHER INFORMATION

Signatures

Exhibit Index