Form 10-K
period 2000-01-29
TARGET CORP
filed 2000-04-10
CIK 27419

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission File Number 1-6049

TARGET CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Nicollet Mall, Minneapolis, Minnesota	55402-2055
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 612/370-6948

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.1667 per share	New York Stock Exchange Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 17, 2000 was $31,495,703,158, based on the closing price of $69.50 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

    Indicate the number of shares outstanding of each of Registrant's classes of Common Stock, as of the latest practicable date. March 17, 2000: 454,461,188 shares of Common Stock, par value $.1667.

DOCUMENTS INCORPORATED BY REFERENCE

    1.  Portions of Registrant's 1999 Annual Report to Shareholders are incorporated into Parts I, II and IV.

    2.  Portions of Registrant's Proxy Statement dated April 10, 2000 are incorporated into Part III.

PART I

Item 1.  Business.

    The first paragraph of Fourth Quarter Results, Page 20; Analysis of Financial Condition, Pages 20-21; Performance Objectives, Page 21; Credit Operations, Page 22; first textual paragraph of Summary of Accounting Policies—Organization, Page 24; Acquisitions, Page 34; Quarterly Results (Unaudited), Page 35; Business Segment Comparisons, excluding years 1994-1996, Page 37; the information relating to store locations and number of employees by segment on Page 16, and the information relating to total stores and number of employees on Page 36, excluding years 1994-1996, of Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference. Registrant was incorporated in Minnesota in 1902.

  Competition

    The Registrant's retail merchandising business is conducted under highly competitive conditions in the discount, middle market and department store retail segments. Its stores compete with national and local department, specialty, off-price, discount and drug store chains, independent retail stores and Internet and catalog businesses which handle similar lines of merchandise. The Registrant also competes with other companies for new store sites.

    The Registrant believes the principal methods of competing in its industry include brand recognition, customer service, store location, differentiated offerings, value, quality, fashion, price, advertising, depth of selection and credit availability. The Registrant is a leader in community involvement programs and believes that it is in a strong competitive position with regard to these competitive factors.

Item 2.  Properties.

    Leases, Page 33, Owned and Leased Store Locations, Page 33, and the list of store locations on Page 16 of Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 3.  Legal Proceedings.

    Commitments and Contingencies, Page 34, of Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not Applicable.

Item X.  Executive Officers of the Registrant.

    The executive officers of the Registrant as of April 1, 2000 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant; Chairman and Chief Executive Officer of Target Stores (a division of Registrant)	56
Kenneth B. Woodrow	Vice Chairman of Registrant	55
Linda L. Ahlers	President of Dayton's Marshall Field's Hudson's (a division of Registrant)	49
Todd V. Blackwell	Senior Vice President, Stores of Mervyn's (a subsidiary of Registrant)	38
Bart Butzer	President of Mervyn's	43
Larry V. Gilpin	Executive Vice President, Team, Guest and Community Relations of Registrant and Target Stores	56
John D. Griffith	Senior Vice President, Property Development of Registrant	38
James T. Hale	Executive Vice President, General Counsel and Corporate Secretary of Registrant	59
Maureen W. Kyer	Senior Vice President, Merchandising of Mervyn's	46
John E. Pellegrene	Executive Vice President, Marketing of Registrant and Target Stores	63
Douglas A. Scovanner	Executive Vice President, Finance and Chief Financial Officer of Registrant and Target Stores	44
Paul L. Singer	Senior Vice President, Technology Services and Chief Information Officer of Registrant	46
Gregg W. Steinhafel	President of Target Stores	45
Gerald L. Storch	President, Financial Services and New Businesses of Registrant	43
Ertugrul Tuzcu	Executive Vice President, Store Operations of Dayton's Marshall Field's Hudson's	47

    Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 2000 is set forth below.     Robert J. Ulrich Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant since 1994. Chairman and Chief Executive Officer of Target Stores since 1987.

    Kenneth B. Woodrow Vice Chairman of Registrant since 1999. President of Target Stores from 1994 to 1999, Vice Chairman of Target Stores from 1993 to 1994 and Executive Vice President of Target Stores from 1989 to 1993.

    Linda L. Ahlers President of Dayton's Marshall Field's Hudson's since 1996 and Executive Vice President, Merchandising of Dayton's Marshall Field's Hudson's from 1995 to 1996. Senior Vice President of Target Stores from 1989 to 1995.

    Todd V. Blackwell Senior Vice President, Stores of Mervyn's since 1998, Regional Vice President, Stores of Mervyn's from 1995 to 1998 and District Team Leader of Mervyn's from 1993 to 1995.

    Bart Butzer President of Mervyn's since 1997. Regional Senior Vice President of Target Stores from 1991 to 1997.

    Larry V. Gilpin Executive Vice President, Team, Guest and Community Relations of Registrant and Target Stores since 1995. Senior Vice President of Target Stores from 1981 to 1995.

    John D. Griffith Senior Vice President, Property Development of Registrant since February 2000 and Vice President, Construction of Registrant from 1999 to 2000. Vice President, Office Development at Ryan Companies US, Inc., a real estate development company, from 1995 to 1998.

    James T. Hale Executive Vice President, General Counsel and Corporate Secretary of Registrant since March 2000 and Senior Vice President, General Counsel and Corporate Secretary of Registrant from 1981 to 2000.

    Maureen W. Kyer Senior Vice President, Merchandising of Mervyn's since 1996, Vice President, General Merchandise Manager of Mervyn's in 1996 and Vice President, Merchandise Manager of Mervyn's from 1994 to 1996.

    John E. Pellegrene Executive Vice President, Marketing of Registrant and Target Stores since 1995. Senior Vice President of Target Stores from 1988 to 1995.

    Douglas A. Scovanner Executive Vice President, Finance and Chief Financial Officer of Registrant and Target Stores since February 2000. Senior Vice President and Chief Financial Officer of Registrant from 1994 to 2000 and Treasurer of Registrant in 1994.

    Paul L. Singer Senior Vice President, Technology Services and Chief Information Officer of Registrant since April 2000, Senior Vice President, Information Services of Registrant from 1999 to 2000 and Vice President, Information Services of Registrant from 1993 to 1999.

    Gregg W. Steinhafel President of Target Stores since 1999, Executive Vice President of Target Stores from 1994 to 1999 and Senior Vice President and General Merchandise Manager of Target Stores from 1987 to 1994.

    Gerald L. Storch President, Financial Services and New Businesses of Registrant since 1998, President, Credit and Senior Vice President, Strategic Business Development of Registrant from 1997 to 1998 and Senior Vice President of Registrant from 1993 to 1997.

    Ertugrul Tuzcu Executive Vice President, Store Operations of Dayton's Marshall Field's Hudson's since March 1996. Senior Vice President of Dayton's Stores from 1995 to 1996, Senior Vice President, Merchandise Planning of Dayton's Stores in 1995 and Vice President, Merchandise Planning of Dayton's Stores from 1994 to 1995.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

    Dividends Declared Per Share and Common Stock price, Page 35, of Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data.

    The Data on years 1995-1999 in the Summary Financial and Operating Data (excluding 1994 and Other Data), Page 36, of Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Management's Discussion and Analysis, Pages 17-23, and the last textual paragraph of Pension and Postretirement Health Care Benefits, Page 32, of Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    Market risk exposure of market risk sensitive instruments is not material.

Item 8.  Financial Statements and Supplementary Data.

    Pages 24-35 and 37 (excluding years 1994-1996 on Page 37) and the Report of Independent Auditors, Page 38, of Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Election of Directors, Pages 5-10, and Section 16(a) Beneficial Ownership Reporting Compliance, Page 24, of Registrant's Proxy Statement dated April 10, 2000, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.  Executive Compensation.

    Executive Compensation, Pages 13-18, and Director Compensation, Page 9, of Registrant's Proxy Statement dated April 10, 2000, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Largest Owners of the Corporation's Stock, Page 12, and Stock Ownership of Directors and Officers, Page 11, of Registrant's Proxy Statement dated April 10, 2000, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
Financial Statements:

  Consolidated Results of Operations for the Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

  Consolidated Statements of Financial Position at January 29, 2000 and January 30, 1999.

  Consolidated Statements of Cash Flows for the Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

  Consolidated Statements of Shareholders' Investment for the Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

  Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 24-29, 31-35 and 37 (excluding years 1994-1996 on Page 37) and the Report of Independent Auditors on Page 38 in Registrant's 1999 Annual Report to Shareholders.

    The Registrant, through its special purpose subsidiary, Target Receivables Corporation ("TRC") entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

b)
Reports on Form 8-K

  None.

c)
Exhibits

(2)	Not applicable
(3)A.	Restated Articles of Incorporation (as amended April 30, 1998). Incorporated by reference to Exhibit (3)A. to Registrant's Form 10-Q Report for the quarter ended May 2, 1998.
B.	By-Laws (as amended through November 11, 1998). Incorporated by reference to Exhibit (3)(ii). to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.
C.	Articles of Merger. Incorporated by reference to Exhibit (3)A. to Registrant's Form 8-K filed on January 31, 2000.
(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended.
B.	Certificate of Designation, Preference and Rights of Series B ESOP Convertible Preferred Stock. Incorporated by reference to Exhibit (3)A. to Registrant's Form 10-K Report for the year ended January 30, 1993.
C.	Certificate of Designation, Preference and Rights of Series B-1 ESOP Convertible Preferred Stock. Incorporated by reference to Exhibit (3)(i). to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.
D.	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(9)	Not applicable
(10)A.	*Executive Incentive Plan (PTOC & EVA) (a)
B.	*Director Stock Option Plan of 1995 (b)
C.	*Executive Incentive Plan (Personal Score) (c)
D.	*Excess Benefit Plan (d)
E.	*Supplemental Pension Plan I (e)
F.	*Executive Long-Term Incentive Plan of 1981, as amended and restated through January 13, 1999 (f)
G.	*Supplemental Pension Plan II (g)
H.	*Supplemental Pension Plan III (h)
I.	*Deferred Compensation Plan Senior Management Group (i)
J.	*Deferred Compensation Plan Directors (j)
K.	*Income Continuance Policy, as amended through January 13, 1999 (k)
L.	*SMG Income Continuance Policy, as amended through January 13, 1999 (l)
M.	*SMG Executive Deferred Compensation Plan (m)
N.	*Director Deferred Compensation Plan (n)
O.	*Long-Term Incentive Plan of 1999 (o)
(11)	Not applicable
(12)	Statements re Computations of Ratios
(13)	1999 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(16)	Not applicable
(18)	Not applicable
(21)	List of Subsidiaries
(22)	Not applicable
(23)	Consent of Independent Auditors
(24)	Powers of Attorney
(27)A.	Financial Data Schedule for the year ended January 29, 2000.
B.	Restated Financial Data Schedule for the years ended January 30, 1999 and January 31, 1998.
C.	Restated Financial Data Schedule for the quarters ended May 1, 1999, July 31, 1999 and October 30, 1999.
D.	Restated Financial Data Schedule for the quarters ended May 2, 1998, August 1, 1998 and October 31, 1998.
(99)A.	Registrant's Form 11-K Report
B.	Registrant's Proxy Statement dated April 10, 2000 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)(p)
C.	Cautionary Statements Relating to Forward-Looking Information

    Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
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
(d)
Incorporated by reference to Exhibit (10)D. to Registrant's Form 10-K Report for the year ended January 30, 1993.
(e)
Incorporated by reference to Exhibit (10)E. to Registrant's Form 10-K Report for the year ended February 1, 1997.
(f)
Incorporated by reference to Exhibit (10)F. to the Registrant's Form 10-K Report for the year ended January 30, 1999.
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
(i)
Incorporated by reference to Exhibit (10)I. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(j)
Incorporated by reference to Exhibit (10)J. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(k)
Incorporated by reference to Exhibit (10)K. to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(l)
Incorporated by reference to Exhibit (10)L. to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(m)
Incorporated by reference to Exhibit (10)M. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(n)
Incorporated by reference to Exhibit (10)N. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(o)
Incorporated by reference to Exhibit (10). to the Registrant's Form 10-Q Report for the quarter ended May 1, 1999.
(p)
Incorporated by reference to Registrant's Proxy Statement dated April 10, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 10, 2000		Douglas A. Scovanner Executive Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 10, 2000	/s/ BOB ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer
Dated: April 10, 2000	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Finance, Chief Financial Officer and Chief Accounting Officer
LIVIO D. DESIMONE ROGER A. ENRICO WILLIAM W. GEORGE MICHELE J. HOOPER JAMES A. JOHNSON RICHARD M. KOVACEVICH	SUSAN A. MCLAUGHLIN ANNE M. MULCAHY STEPHEN W. SANGER GEORGE W. TAMKE SOLOMON D. TRUJILLO ROBERT J. ULRICH	Directors

     Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated, such persons being all of the Directors of the Registrant.

	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 10, 2000		Douglas A. Scovanner Attorney-in-Fact

EXHIBITS
filed with
Target Corporation
FORM 10-K

For the Year Ended January 29, 2000

(4)	A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended.
(12)		Statements re Computations of Ratios
(13)		1999 Annual Report to Shareholders
(21)		List of Subsidiaries
(23)		Consent of Independent Auditors
(24)		Powers of Attorney
(27)	A.	Financial Data Schedule for the year ended January 29, 2000
	B.	Restated Financial Data Schedule for the years ended January 30, 1999 and January 31, 1998.
	C.	Restated Financial Data Schedule for the quarters ended May 1, 1999, July 31, 1999 and October 30, 1999.
	D.	Restated Financial Data Schedule for the quarters ended May 2, 1998, August 1, 1998 and October 31, 1998.
(99)	A.	Registrant's Form 11-K Report
	C.	Cautionary Statements Relating to Forward-Looking Information

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES