Form 10-Q
period 2000-04-29
TARGET CORP
filed 2000-06-09
CIK 27419

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2000

Commission file number 1-6049

Target Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Nicollet Mall Minneapolis, Minnesota	55402-2055

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(612) 370-6948

N/A

(Former name, former address and former fiscal year, if changed since last report.)

    The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    The number of shares outstanding of common stock as of April 29, 2000 was 454,997,822.

TABLE OF CONTENTS

TARGET CORPORATION

		PAGE NO.
PART I	FINANCIAL INFORMATION:
	Item 1 - Financial Statements
	Consolidated Results of Operations for the Three Months and Twelve Months ended April 29, 2000 and May 1, 1999	1
	Consolidated Statements of Financial Position at April 29, 2000, January 29, 2000 and May 1, 1999	2
	Consolidated Statements of Cash Flows for the Three Months ended April 29, 2000 and May 1, 1999	3
	Notes to Consolidated Financial Statements	4-5
	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	6-8
PART II	OTHER INFORMATION:
	Item 4 - Submission of Matters to a Vote of Security Holders	9
	Item 6 - Exhibits and Reports on Form 8-K	9-10
	Signature	11
	Exhibit Index	12

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS

TARGET CORPORATION

(Millions, except per share data)	Three Months Ended		Twelve Months Ended

(Unaudited)	April 29, 2000	May 1, 1999	April 29, 2000	May 1, 1999

Sales	$7,613	$7,033	$33,792	$30,946
Net credit revenues	133	125	498	472

Total revenues	7,746	7,158	34,290	31,418

Cost of sales	5,203	4,851	23,381	21,570
Selling, general and administrative expense	1,834	1,690	7,634	7,042
Depreciation and amortization	224	206	872	802
Interest expense	96	94	395	396

Earnings before income taxes and extraordinary charges	389	317	2,008	1,608
Provision for income taxes	150	123	778	612

Net earnings before extraordinary charges	239	194	1,230	996
Extraordinary charges from purchase and redemption of debt, net of tax	-	-	41	25

Net earnings	$239	$194	$1,189	$971

Earnings before extraordinary charges	$.52	$.43	$2.74	$2.21
Extraordinary charges	-	-	(.09)	(.05)

Basic earnings per share	$.52	$.43	$2.65	$2.16

Earnings before extraordinary charges	$.52	$.41	$2.65	$2.11
Extraordinary charges	-	-	(.09)	(.05)

Diluted earnings per share	$.52	$.41	$2.56	$2.06

Dividends declared per common share	$.10	$.10	$.40	$.37
Weighted average common shares outstanding:
Basic	455.2	442.4	444.5	440.9
Diluted	460.6	469.5	463.4	468.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

TARGET CORPORATION

(Millions)	April 29, 2000	January 29, 2000*	May 1, 1999

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$301	$220	$246
Retained securitized receivables	1,575	1,837	1,360
Inventory	3,908	3,798	3,779
Other	753	628	692

Total current assets	6,537	6,483	6,077
Property and equipment	14,033	13,824	12,925
Accumulated depreciation	(3,948)	(3,925)	(3,796)

Property and equipment, net	10,085	9,899	9,129
Other	806	761	780

Total assets	$17,428	$17,143	$15,986

Liabilities and shareholders' investment
Accounts payable	$3,154	$3,514	$2,917
Current portion of long-term debt and notes payable	581	498	199
Other	1,625	1,838	1,345

Total current liabilities	5,360	5,850	4,461
Long-term debt	5,172	4,521	5,216
Deferred income taxes and other	929	910	875
Convertible preferred stock, net	-	-	10
Shareholders' investment	5,967	5,862	5,424

Total liabilities and shareholders' investment	$17,428	$17,143	$15,986

Common shares outstanding	455.0	455.8	442.1

*
The January 29, 2000 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TARGET CORPORATION

(Millions)	Three Months Ended

(Unaudited)	April 29, 2000	May 1, 1999

Operating activities
Net earnings	$239	$194
Reconciliation to cash flow:
Depreciation and amortization	224	206
Deferred tax provision	75	101
Other non-cash items affecting earnings	37	40
Changes in operating accounts providing/(requiring) cash:
Retained securitized receivables	262	296
Inventory	(110)	(304)
Other current assets	(221)	(146)
Other assets	-	(86)
Accounts payable	(360)	(233)
Accrued liabilities	(95)	(208)
Income taxes payable	(116)	(100)

Cash flow required by operations	(65)	(240)

Investing activities
Expenditures for property and equipment	(428)	(362)
Proceeds from disposals of property and equipment	6	5

Cash flow required by investing activities	(422)	(357)

Net financing requirements	(487)	(597)

Financing activities
Increase in notes payable, net	231	854
Additions to long-term debt	500	-
Reductions of long-term debt	(13)	(148)
Dividends paid	(46)	(49)
Repurchase of stock	(123)	(102)
Other	19	33

Cash flow provided by financing activities	568	588

Net increase/(decrease) in cash and cash equivalents	81	(9)
Cash and cash equivalents at beginning of period	220	255

Cash and cash equivalents at end of period	$301	$246

    Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TARGET CORPORATION

Accounting Policies

    The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 1999 Annual Shareholders' Report throughout pages 24-37. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

    Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

Per Share Data

    References to earnings per share relate to diluted earnings per share.

	Basic EPS				Diluted EPS

	Three Months Ended		Twelve Months Ended		Three Months Ended		Twelve Months Ended

	April 29, 2000	May 1, 1999	April 29, 2000	May 1, 1999	April 29, 2000	May 1, 1999	April 29, 2000	May 1, 1999

Net earnings*	$239	$194	$1,230	$996	$239	$194	$1,230	$996
Less: ESOP net earnings adjustment	-	(5)	(13)	(19)	-	(1)	(3)	(6)

Adjusted net earnings*	$239	$189	$1,217	$977	$239	$193	$1,227	$990

Weighted average common shares outstanding	455.2	442.4	444.5	440.9	455.2	442.4	444.5	440.9
Performance shares	-	-	-	-	-	.3	-	.6
Stock options	-	-	-	-	5.4	6.7	5.5	5.9
Assumed conversion of ESOP preferred shares	-	-	-	-	-	20.1	13.4	20.6

Total common equivalent shares outstanding	455.2	442.4	444.5	440.9	460.6	469.5	463.4	468.0

Earnings per share*	$.52	$.43	$2.74	$2.21	$.52	$.41	$2.65	$2.11

*
Before extraordinary charges

Share Repurchase Program

    In March 2000, our Board of Directors authorized the repurchase of $1 billion of our common stock, in addition to the $1 billion authorized in January 1999. Repurchases are made primarily in open market transactions, subject to market conditions. Our program also includes the sale of put options that entitle the holder to sell shares of our common stock to us, on a specified date and at a specified price, if the holder exercises the option.

    In first quarter 2000, we repurchased 2.1 million shares of our common stock at a total cost of $126 million ($60.63 per share), net of the premium from exercised and expired put options. The $6.9 million of premiums received from the sale of 1.1 million put options during first quarter 2000 were recorded in retained earnings. The put options on 1.6 million shares outstanding at the end of first quarter entitle their holders to sell shares of our common stock to us at prices ranging from $56 to $75 per share on specific dates in May through October 2000.

    Since the inception of our share repurchase program, we have repurchased a total of 11.5 million shares of our common stock at a total cost of $713 million ($62.23 per share), net of the premium from exercised and expired put options.

Long-term Debt

    During the first quarter, we issued $500 million of long-term debt bearing interest at 7.50 percent, maturing in February 2005. Proceeds were used for general corporate purposes.

Segment Disclosures (Millions)

    Revenues by segment were as follows:

	Three Months Ended
	April 29, 2000	May 1, 1999	% Change
Target	$6,115	$5,482	11.5%
Mervyn's	891	911	(2.3)
Department Stores	667	695	(4.0)
Other	73	70	4.6

Total	$7,746	$7,158	8.2%

    Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended
	April 29, 2000	May 1, 1999	% Change
Target	$467	$370	25.9%
Mervyn's	46	45	3.1
Department Stores	29	48	(39.3)

Total pre-tax segment profit	542	463	17.0
Securitization adjustment (interest equivalent)	(12)	(12)
Interest expense	(96)	(94)
Other	(45)	(40)

Earnings before income taxes	$389	$317	22.6%

MANAGEMENT'S DISCUSSION AND ANALYSIS

TARGET CORPORATION

ANALYSIS OF OPERATIONS

    First quarter 2000 net earnings were $239 million, or $.52 per share, compared with $194 million, or $.41 per share, for the same period last year.

Revenues and Comparable-Store Sales

    Total revenues for the quarter increased 8.2 percent to $7,746 million compared with $7,158 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 3.0 percent. Our revenue growth in the first quarter reflected Target's strong comparable-store sales growth and new store expansion.

    Year-over-year changes in comparable-store sales by business segment were as follows:

Three Months Percentage Change
Target	4.7%
Mervyn's	(1.8)
Department Stores	(4.9)

Total	3.0%

Gross Margin Rate

    Our gross margin rate increased primarily due to substantial rate expansion at Target, resulting from improved markup and markdowns. This increase was partially offset, on a total company basis, by the business mix impact of strong growth at Target, our lowest gross margin rate division.

Operating Expense Rate

    Our operating expense rate was essentially even with the same period last year, as modest expense pressure was offset by the overall growth of Target, our lowest expense rate division.

Pre-tax Segment Profit

    Our first quarter pre-tax segment profit increased 17 percent to $542 million compared with $463 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. Target provided substantially all of our pre-tax profit growth in first quarter 2000 with a 26 percent pre-tax profit increase. Mervyn's pre-tax profit increased 3 percent compared with last year; the Department Stores' pre-tax profit decreased 39 percent due to weak sales performance.

Other Performance Factors

    Our proprietary guest credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from our credit operations for the first quarter increased over the prior year, principally due to continued growth of the Target Guest Card.

    Our Consolidated Results of Operations include reductions of finance charge revenue and bad debt expense related to sold securitized receivables. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent". In first quarter, the total of interest expense and interest equivalent was $108 million, $2 million higher than first quarter last year, due to higher average funded balances, partially offset by a lower average portfolio interest rate.

    The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both first quarter 2000 and 1999. The cumulative LIFO provision was $53 million at April 29, 2000 and January 29, 2000, and $60 million at May 1, 1999.

    The estimated annual effective income tax rate was 38.5 percent in first quarter 2000 compared to 38.8 percent in first quarter 1999.

ANALYSIS OF FINANCIAL CONDITION

    Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds, debt and sold securitized receivables.

    At April 29, 2000, working capital was $1,177 million, a 27 percent decrease from a year ago, principally due to an increase in current liabilities to fund the growth in our business. Retained securitized receivables increased $215 million, or 16 percent, over last year reflecting continued growth of the Target Guest Card. Inventory increased $129 million, or 3 percent, over last year due to new store growth at Target. The inventory growth was more than fully funded by a $237 million, or 8 percent, increase in accounts payable.

    Capital expenditures for the first three months of 2000 were $428 million, compared with $362 million for the same period a year ago. Investment in Target accounted for 90 percent of first quarter 2000 capital expenditures.

    Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

STORE DATA

    During the quarter, we opened a total of 16 new Target stores, including two relocations. In addition, we closed five Target stores. At April 29, 2000, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	April 29, 2000	Jan 29, 2000	May 1, 1999	April 29, 2000	Jan 29, 2000	May 1, 1999
Target	921	912	859	104,390	102,945	95,812
Mervyn's	267	267	268	21,635	21,635	21,729
Department Stores	64	64	63	14,175	14,060	13,890

Total	1,252	1,243	1,190	140,200	138,640	131,431

*
In thousands, reflects total square feet, less office, warehouse and vacant space

OUTLOOK FOR FISCAL YEAR 2000

    For the remainder of 2000, we expect strong growth in sales, comprised of mid-single-digit comparable store sales growth and new store growth at Target. Our gross margin rate is expected to be essentially even with 1999 for the remainder of the year, and our operating expense rate is expected to benefit modestly from the leveraging of fixed costs. We expect a pre-tax profit margin rate essentially even with last year. We also expect to continue to grow credit's contribution during 2000 by acquiring new accounts and leveraging operating expenses.

    The total of interest expense and interest equivalent is expected to be moderately higher than 1999 due to higher average funded balances.

FORWARD-LOOKING STATEMENTS

    The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended January 29, 2000, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
a)	The Company held its Annual Shareholders' Meeting on May 17, 2000.
b)	(1).	The shareholders voted for four director nominees for three-year terms. The vote was as follows:
		Name of Candidate	For	Withheld
		Richard M. Kovacevich	400,979,092	2,797,804
		George W. Tamke	400,798,639	2,978,257
		Solomon D. Trujillo	400,911,159	2,865,737
		Robert J. Ulrich	400,700,804	3,076,092
There were no abstentions and no broker non-votes.
(2).
The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2000. The vote was 401,476,390 for, 821,147 against and 1,479,359 abstentions. There were no broker non-votes.
Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits
	(1).	Form of Underwriting Agreement for debt securities
	(2).	Not applicable
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10).	Not applicable
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable

	(24).	Not applicable
	(27).	Financial Data Schedule
b)	Reports on Form 8-K: Form 8-K filed January 31, 2000, relating to the name change from Dayton Hudson Corporation to Target Corporation.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: June 9, 2000	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

(1)
.  Form of Underwriting Agreement for debt securities

(12)
.  Statements re Computations of Ratios

(27)
.  Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
  Accounting Policies
  Per Share Data
  Share Repurchase Program
  Long-term Debt
  Segment Disclosures (Millions)
MANAGEMENT'S DISCUSSION AND ANALYSIS
  ANALYSIS OF OPERATIONS
  ANALYSIS OF FINANCIAL CONDITION
  STORE DATA
  OUTLOOK FOR FISCAL YEAR 2000
  FORWARD-LOOKING STATEMENTS