Form 10-Q
period 2000-07-29
TARGET CORP
filed 2000-09-08
CIK 27419

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2000

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

    The number of shares outstanding of common stock as of July 29, 2000 was 903,187,497.

TABLE OF CONTENTS

TARGET CORPORATION

PART I	FINANCIAL INFORMATION:
Item 1 - Financial Statements
Consolidated Results of Operations for the Three Months, Six Months and Twelve Months ended July 29, 2000 and July 31, 1999
Consolidated Statements of Financial Position at July 29, 2000, January 29, 2000 and July 31, 1999
Consolidated Statements of Cash Flows for the Six Months ended July 29, 2000 and July 31, 1999
Notes to Consolidated Financial Statements
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II	OTHER INFORMATION:
Item 6 - Exhibits and Reports on Form 8-K
Signature
Exhibit Index

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS

TARGET CORPORATION

(Millions, except per share data)	Three Months Ended		Six Months Ended		Twelve Months Ended

(Unaudited)	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999

Sales	$8,123	$7,569	$15,736	$14,602	$34,346	$31,642
Net credit revenues	128	118	261	243	508	476

Total revenues	8,251	7,687	15,997	14,845	34,854	32,118

Cost of sales	5,593	5,193	10,796	10,044	23,781	21,987
Selling, general and administrative expense	1,910	1,810	3,744	3,500	7,734	7,219
Depreciation and amortization	230	212	454	418	890	821
Interest expense	100	98	196	192	397	393

Earnings before income taxes and extraordinary items	418	374	807	691	2,052	1,698
Provision for income taxes	161	146	311	269	793	646

Net earnings before extraordinary items	257	228	496	422	1,259	1,052
Extraordinary gain / (charge) from debt extinguishment, net of tax	1	(4)	1	(4)	(36)	(29)

Net earnings	$258	$224	$497	$418	$1,223	$1,023

Earnings before extraordinary charges	$.28	$.25	$.55	$.46	$1.40	$1.17
Extraordinary charges	-	-	-	-	(.04)	(.03)

Basic earnings per share	$.28	$.25	$.55	$.46	$1.36	$1.14

Earnings before extraordinary charges	$.28	$.24	$.54	$.45	$1.36	$1.12
Extraordinary charges	-	-	-	-	(.04)	(.03)

Diluted earnings per share	$.28	$.24	$.54	$.45	$1.32	$1.09

Dividends declared per common share	$.05	$.05	$.10	$.10	$.20	$.20
Weighted average common shares outstanding:
Basic	906.6	882.2	908.5	883.5	895.1	882.6
Diluted	915.2	932.7	918.2	935.9	922.4	935.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

TARGET CORPORATION

(Millions)	July 29, 2000	January 29, 2000*	July 31, 1999

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$339	$220	$238
Retained securitized receivables	1,574	1,837	1,363
Inventory	4,071	3,798	3,973
Other	683	628	655

Total current assets	6,667	6,483	6,229
Property and equipment	14,576	13,824	13,213
Accumulated depreciation	(4,116)	(3,925)	(3,805)

Property and equipment, net	10,460	9,899	9,408
Other	805	761	778

Total assets	$17,932	$17,143	$16,415

Liabilities and shareholders' investment
Accounts payable	$3,347	$3,514	$3,111
Current portion of long-term debt and notes payable	1,405	498	219
Other	1,749	1,838	1,529

Total current liabilities	6,501	5,850	4,859
Long-term debt	4,520	4,521	5,178
Deferred income taxes and other	937	910	888
Convertible preferred stock, net	-	-	6
Shareholders' investment	5,974	5,862	5,484

Total liabilities and shareholders' investment	$17,932	$17,143	$16,415

Common shares outstanding	903.2	911.7	881.3

*
The January 29, 2000 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TARGET CORPORATION

(Millions)	Six Months Ended

(Unaudited)	July 29, 2000	July 31, 1999

Operating activities
Net earnings	$496	$422
Reconciliation to cash flow:
Depreciation and amortization	454	418
Deferred tax provision	44	82
Other non-cash items affecting earnings	66	68
Changes in operating accounts providing/(requiring) cash:
Retained securitized receivables	263	293
Inventory	(273)	(498)
Other current assets	(120)	(88)
Other assets	8	(78)
Accounts payable	(167)	(39)
Accrued liabilities	(51)	(124)
Income taxes payable	(36)	1

Cash flow provided by operations	684	457

Investing activities
Expenditures for property and equipment	(1,052)	(863)
Proceeds from disposals of property and equipment	22	13

Cash flow required by investing activities	(1,030)	(850)

Net financing requirements	(346)	(393)

Financing activities
Increase in notes payable, net	819	673
Additions to long-term debt	500	225
Reductions of long-term debt	(432)	(215)
Dividends paid	(91)	(98)
Repurchase of stock	(350)	(243)
Other	19	34

Cash flow provided by financing activities	465	376

Net increase/(decrease) in cash and cash equivalents	119	(17)
Cash and cash equivalents at beginning of period	220	255

Cash and cash equivalents at end of period	$339	$238

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

Per Share Data

    On July 19, 2000, we distributed to shareholders of record as of June 30, 2000, one additional share of common stock for each share owned, resulting in a two-for-one common share split. All earnings per share, dividends per share and common shares outstanding reflect this share split.

    References to earnings per share relate to diluted earnings per share.

	Basic EPS						Diluted EPS

	Three Months Ended		Six Months Ended		Twelve Months Ended		Three Months Ended		Six Months Ended		Twelve Months Ended

	Jul 29, 2000	Jul 31, 1999	Jul 29, 2000	Jul 31, 1999	Jul 29, 2000	Jul 31, 1999	Jul 29, 2000	Jul 31, 1999	Jul 29, 2000	Jul 31, 1999	Jul 29, 2000	Jul 31, 1999

Net earnings*	$257	$228	$496	$422	$1,259	$1,052	$257	$228	$496	$422	$1,259	$1,052
Less: ESOP net earnings adjustment	-	(4)	-	(9)	(9)	(19)	-	(1)	-	(2)	(2)	(4)

Adjusted net earnings*	$257	$224	$496	$413	$1,250	$1,033	$257	$227	$496	$420	$1,257	$1,048

Weighted average common shares outstanding	906.6	882.2	908.5	883.5	895.1	882.6	906.6	882.2	908.5	883.5	895.1	882.6
Performance shares	-	-	-	-	-	-	-	-	-	.3	-	.8
Stock options	-	-	-	-	-	-	8.4	11.1	9.5	12.3	10.2	11.5
Put options	-	-	-	-	-	-	.2	-	.2	-	.1	-
Assumed conversion of ESOP preferred shares	-	-	-	-	-	-	-	39.4	-	39.8	17.0	40.6

Total common equivalent shares outstanding	906.6	882.2	908.5	883.5	895.1	882.6	915.2	932.7	918.2	935.9	922.4	935.5

Earnings per share*	$.28	$.25	$.55	$.46	$1.40	$1.17	$.28	$.24	$.54	$.45	$1.36	$1.12

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

    In the second quarter and first half of 2000, we repurchased 7.7 and 11.9 million shares of our common stock at a total cost of $229 million ($29.67 per share) and $355 million ($29.90 per share), respectively, net of the premiums from exercised and expired put options. The $6.8 and $13.7 million of premiums received from the sale of put options on 2.3 and 4.5 million shares during the second quarter and first half of 2000, respectively, were recorded in retained earnings. The put options on 4.1 million shares outstanding at the end of second quarter entitle their holders to sell shares of our common stock to us at prices ranging from $27.56 to $37.56 per share on specific dates in August through December 2000.

    Since the inception of our share repurchase program, we have repurchased a total of 30.7 million shares of our common stock at a total cost of $943 million ($30.75 per share), net of the premium from exercised and expired put options.

Long-term Debt

Extinguishment

    During the second quarter, we repurchased $18 million of long-term debt at a weighted average interest rate of 10.0 percent, resulting in an after-tax loss of $2 million. Also during the second quarter, $300 million of puttable long-term debt was extinguished resulting in an after-tax gain of $3 million. The net impact of these transactions was a $1 million gain (less than $.01 per share).

Issuance

    During the first quarter, we issued $500 million of long-term debt bearing interest at 7.50 percent, maturing in February 2005. Subsequent to second quarter 2000, we issued $600 million of additional long-term debt bearing interest at 7.50 percent, maturing in August 2010. The proceeds from these issuances were used for general corporate purposes.

Segment Disclosures (Millions)

    Revenues by segment were as follows:

	Three Months Ended			Six Months Ended
	July 29, 2000	July 31, 1999	% Change	July 29, 2000	July 31, 1999	% Change
Target	$6,541	$5,952	9.9%	$12,656	$11,434	10.7%
Mervyn's	940	950	(1.0)	1,831	1,861	(1.6)
Department Stores	661	687	(3.9)	1,328	1,382	(3.9)
Other	109	98	10.3	182	168	7.9

Total	$8,251	$7,687	7.3%	$15,997	$14,845	7.8%

    Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Six Months Ended
	July 29, 2000	July 31, 1999	% Change	July 29, 2000	July 31, 1999	% Change
Target	$478	$430	11.6%	$945	$800	18.2%
Mervyn's	55	45	20.3	101	90	11.7
Department Stores	35	49	(27.8)	64	97	(33.4)

Total pre-tax segment profit	568	524	8.6	1,110	987	12.5
Securitization adjustment (interest equivalent)	(12)	(12)		(24)	(24)
Interest expense	(100)	(98)		(196)	(192)
Other	(38)	(40)		(83)	(80)

Earnings before income taxes and extraordinary items	$418	$374	12.0%	$807	$691	16.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS

TARGET CORPORATION

ANALYSIS OF OPERATIONS

    Second quarter 2000 net earnings before extraordinary items were $257 million, or $.28 per share, compared with $228 million, or $.24 per share, for the same period last year. First half 2000 net earnings before extraordinary items were $496 million, or $.54 per share, compared with $422 million, or $.45 per share, on the same basis, for first half 1999. The extraordinary items relate to the early extinguishment of debt and were a $1 million gain (less than $.01 per share), net of tax, in the second quarter and first half of 2000, and a $4 million charge (less than $.01 per share), net of tax, in the second quarter and first half of 1999.

Revenues and Comparable-Store Sales

    Total revenues for the quarter increased 7.3 percent to $8,251 million compared with $7,687 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 2.0 percent. Our revenue growth in the second quarter reflected Target's comparable-store sales growth and new store expansion.

    Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Six Months Percentage Change
Target	3.2%	3.9%
Mervyn's	(0.8)	(1.3)
Department Stores	(4.9)	(4.9)

Total	2.0%	2.5%

Gross Margin Rate

    Our gross margin rate declined slightly, due to the business mix impact of strong growth at Target, our lowest gross margin rate division.

Operating Expense Rate

    Our operating expense rate improved slightly, again due to the business mix impact of strong growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

    Our second quarter pre-tax segment profit increased 9 percent to $568 million compared with $524 million for the same period a year ago. Pre-tax segment profit in the first half of 2000 increased 13 percent to $1,110 million compared with $987 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. Target provided substantially all of our pre-tax profit growth in second quarter 2000 with a 12 percent pre-tax profit increase. Mervyn's pre-tax profit increased 20 percent compared with last year; the Department Stores' pre-tax profit decreased 28 percent due to weak sales performance.

Other Performance Factors

    Our proprietary credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from our credit operations for the second quarter increased over the prior year, principally due to continued growth of the Target Guest Card and improving trends in delinquencies and writeoffs.

    Our Consolidated Results of Operations include reductions of finance charge revenue and bad debt expense related to sold securitized receivables. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent". The total of interest expense and interest equivalent was $112 million and $220 million in the second quarter and first half of 2000, representing a $2 million and $4 million increase, respectively, from last year. For the quarter, the increase was due to higher average funded balances; year-to-date the increase was due to higher average funded balances, partially offset by a lower average portfolio interest rate.

    The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both second quarter 2000 and 1999. The cumulative LIFO provision was $53 million at July 29, 2000 and January 29, 2000, and $60 million at July 31, 1999.

    The estimated annual effective income tax rate was 38.5 percent in the second quarter and first half of 2000, compared to 38.8 percent for the same periods last year.

ANALYSIS OF FINANCIAL CONDITION

    Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds, debt and sold securitized receivables.

    Retained securitized receivables increased $211 million, or 16 percent, over last year reflecting continued growth of the Target Guest Card. Inventory increased $98 million, or 3 percent, over last year due to new store growth at Target. The inventory growth was more than fully funded by a $236 million, or 8 percent, increase in accounts payable.

    Capital expenditures for the first six months of 2000 were $1,052 million, compared with $863 million for the same period a year ago. Investment in Target accounted for 90 percent of current year capital expenditures.

    Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

STORE DATA

    During the quarter, we opened a total of 23 new Target stores, including two relocations. At July 29, 2000, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	July 29, 2000	Jan 29, 2000	July 31, 1999	July 29, 2000	Jan 29, 2000	July 31, 1999
Target	942	912	881	107,278	102,945	98,679
Mervyn's	267	267	267	21,635	21,635	21,661
Department Stores	64	64	63	14,175	14,060	13,890

Total	1,273	1,243	1,211	143,088	138,640	134,230

*
In thousands, reflects total square feet, less office, warehouse and vacant space

OUTLOOK FOR FISCAL YEAR 2000

    We expect our gross margin rate to decline slightly in the second half of the year, principally due to the business mix impact of growth at Target, our lowest gross margin rate division. We expect our operating expense rate to improve slightly as Target, our lowest expense rate division, continues to represent an increasing percentage of our overall business mix. The contribution from our credit operations is also expected to increase for the full year 2000. In light of current business trends and the strength of last year's results, we expect third quarter earnings per share to decline somewhat from last year. We expect our growth in earnings per share to resume in the fourth quarter, and we remain confident in our ability to deliver average annual earnings per share growth of 15 percent over time, despite our outlook for lower double-digit growth in 2000.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits
	(2).	Not applicable
	(3)A.	Restated Articles of Incorporation (as amended July 19, 2000)
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10)A.	Agreement
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
	(27).	Financial Data Schedule
b)	Reports on Form 8-K:
Registrant did not file any reports on Form 8-K during the quarter ended July 29, 2000.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: September 8, 2000	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

(3)A.	Restated Articles of Incorporation (as amended July 19, 2000)
(10)A.	Agreement
(12).	Statements re Computations of Ratios
(27).	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
  Signature
  Exhibit Index