Form 10-Q
period 2000-10-28
TARGET CORP
filed 2000-12-06
CIK 27419

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2000

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

The number of shares outstanding of common stock as of October 28, 2000 was 895,717,170.

TABLE OF CONTENTS

TARGET CORPORATION

PART I	FINANCIAL INFORMATION:
Item 1 – Financial Statements
Consolidated Results of Operations for the Three Months, Nine Months and Twelve Months ended October 28, 2000 and October 30, 1999
Consolidated Statements of Financial Position at October 28, 2000, January 29, 2000 and October 30, 1999
Consolidated Statements of Cash Flows for the Nine Months ended October 28, 2000 and October 30, 1999
Notes to Consolidated Financial Statements
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION:
Item 6 – Exhibits and Reports on Form 8-K
Signature
Exhibit Index

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION

(Millions, except per share data)	Three Months Ended		Nine Months Ended		Twelve Months Ended

(Unaudited)	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999

Sales	$8,444	$7,806	$24,180	$22,408	$34,984	$32,343
Net credit revenues	138	121	399	364	525	484

Total revenues	8,582	7,927	24,579	22,772	35,509	32,827

Cost of sales	5,860	5,365	16,656	15,409	24,276	22,419
Selling, general and administrative expense	2,024	1,855	5,768	5,355	7,903	7,395
Depreciation and amortization	239	213	693	631	916	834
Interest expense	108	102	304	294	403	391

Earnings before income taxes and extraordinary charges	351	392	1,158	1,083	2,011	1,788
Provision for income taxes	135	151	446	420	777	678

Net earnings before extraordinary charges	216	241	712	663	1,234	1,110
Extraordinary charges from debt extinguishment, net of tax	1	9	—	13	28	37

Net earnings	$215	$232	$712	$650	$1,206	$1,073

Earnings before extraordinary charges	$.24	$.27	$.79	$.73	$1.36	$1.24
Extraordinary charges	—	(.01)	—	(.01)	(.03)	(.04)

Basic earnings per share	$.24	$.26	$.79	$.72	$1.33	$1.20

Earnings before extraordinary charges	$.24	$.26	$.78	$.71	$1.34	$1.18
Extraordinary charges	—	(.01)	—	(.01)	(.03)	(.04)

Diluted earnings per share	$.24	$.25	$.78	$.70	$1.31	$1.14

Dividends declared per common share	$.055	$.050	$.155	$.150	$.205	$.195
Weighted average common shares outstanding:
Basic	900.4	878.6	905.8	881.9	900.6	882.0
Diluted	907.8	927.4	914.7	933.1	917.6	934.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

(Millions)	October 28, 2000	January 29, 2000*	October 30, 1999

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$370	$220	$246
Retained securitized receivables	1,708	1,837	1,479
Inventory	5,219	3,798	4,757
Other	626	628	622

Total current assets	7,923	6,483	7,104
Property and equipment	15,204	13,824	13,641
Accumulated depreciation	(4,247)	(3,925)	(3,875)

Property and equipment, net	10,957	9,899	9,766
Other	745	761	752

Total assets	$19,625	$17,143	$17,622

Liabilities and shareholders' investment
Accounts payable	$3,974	$3,514	$3,394
Current portion of long-term debt and notes payable	2,276	498	1,015
Other	1,627	1,838	1,561

Total current liabilities	7,877	5,850	5,970
Long-term debt	4,846	4,521	5,263
Deferred income taxes and other	956	910	884
Convertible preferred stock, net	—	—	3
Shareholders' investment	5,946	5,862	5,502

Total liabilities and shareholders' investment	$19,625	$17,143	$17,622

Common shares outstanding	895.7	911.7	876.4

*
The January 29, 2000 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION

(Millions)	Nine Months Ended

(Unaudited)	October 28, 2000	October 30, 1999

Operating activities
Net earnings	$712	$663
Reconciliation to cash flow:
Depreciation and amortization	693	631
Deferred tax provision	44	76
Other non-cash items affecting earnings	135	88
Changes in operating accounts providing/(requiring) cash:
Retained securitized receivables	129	177
Inventory	(1,421)	(1,282)
Other current assets	(57)	(56)
Other assets	10	(73)
Accounts payable	460	244
Accrued liabilities	(66)	(51)
Income taxes payable	(150)	(27)

Cash flow provided by operations	489	390

Investing activities
Expenditures for property and equipment	(1,770)	(1,443)
Proceeds from disposals of property and equipment	36	40

Cash flow required by investing activities	(1,734)	(1,403)

Net financing requirements	(1,245)	(1,013)

Financing activities
Increase in notes payable, net	1,520	1,578
Additions to long-term debt	1,100	285
Reductions of long-term debt	(537)	(312)
Dividends paid	(141)	(146)
Repurchase of stock	(567)	(435)
Other	20	34

Cash flow provided by financing activities	1,395	1,004

Net increase/(decrease) in cash and cash equivalents	150	(9)
Cash and cash equivalents at beginning of period	220	255

Cash and cash equivalents at end of period	$370	$246

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

References to earnings per share relate to diluted earnings per share.

	Basic EPS						Diluted EPS

	Three Months Ended		Nine Months Ended		Twelve Months Ended		Three Months Ended		Nine Months Ended		Twelve Months Ended

	Oct 28, 2000	Oct 30, 1999	Oct 28, 2000	Oct 30, 1999	Oct 28, 2000	Oct 30, 1999	Oct 28, 2000	Oct 30, 1999	Oct 28, 2000	Oct 30, 1999	Oct 28, 2000	Oct 30, 1999

Net earnings*	$216	$241	$712	$663	$1,234	$1,110	$216	$241	$712	$663	$1,234	$1,110
Less: ESOP net earnings adjustment	—	(5)	—	(14)	(4)	(18)	—	(1)	—	(3)	(1)	(4)

Adjusted net earnings*	$216	$236	$712	$649	$1,230	$1,092	$216	$240	$712	$660	$1,233	$1,106

Weighted average common shares outstanding	900.4	878.6	905.8	881.9	900.6	882.0	900.4	878.6	905.8	881.9	900.6	882.0
Performance shares	—	—	—	—	—	—	—	—	—	.2	—	.5
Stock options	—	—	—	—	—	—	6.9	10.1	8.6	11.6	9.5	11.8
Put options	—	—	—	—	—	—	.5	—	.3	—	.2	—
Assumed conversion of ESOP Preferred shares	—	—	—	—	—	—	—	38.7	—	39.4	7.3	39.9

Total common equivalent shares outstanding	900.4	878.6	905.8	881.9	900.6	882.0	907.8	927.4	914.7	933.1	917.6	934.2

Earnings per share*	$.24	$.27	$.79	$.73	$1.36	$1.24	$.24	$.26	$.78	$.71	$1.34	$1.18

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

In the third quarter and first nine months of 2000, we repurchased 8.5 and 20.4 million shares of our common stock at a total cost of $219 million ($25.59 per share) and $574 million ($28.09 per share), respectively, net of the premiums from exercised and expired put options. The $9.1 and $22.8 million of premiums received from the sale of put options on 3.2 and 7.7 million shares during the third quarter and first nine months of 2000, respectively, were recorded in retained earnings. The put options on 5.0 million shares outstanding at the end of third quarter entitle their holders to sell shares of our common stock to us at prices ranging from $24.63 to $35.19 per share on specific dates in November 2000 through April 2001.

Since the inception of our share repurchase program, we have repurchased a total of 39.2 million shares of our common stock at a total cost of $1,161 million ($29.62 per share), net of the premium from exercised and expired put options.

Long-term Debt

Extinguishment

During the third quarter and year to date, we repurchased $11 and $29 million, respectively, of long-term debt both at a weighted average interest rate of approximately 10.0 percent. Also during the third quarter and year to date, $71 and $371 million, respectively, of puttable long-term debt was extinguished. These transactions resulted in a $1 million charge in the third quarter (less than $.01 per share) and had no impact on year to date results.

Issuance

During the third quarter we issued $600 million of long-term debt, bearing interest at 7.50 percent, due August 2010. During the first quarter we issued $500 million of long-term debt, bearing interest at 7.50 percent, due February 2005. Subsequent to third quarter 2000, we issued $200 million of additional notes bearing interest at a floating rate initially set at 6.82 percent, maturing in December 2002. Proceeds from these issuances were used for general corporate purposes.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended			Nine Months Ended
	Oct 28, 2000	Oct 30, 1999	% Change	Oct 28, 2000	Oct 30, 1999	% Change
Target	$6,721	$6,083	10.5%	$19,377	$17,517	10.6%
Mervyn's	1,005	965	4.1	2,836	2,826	0.3
Department Stores	739	757	(2.4)	2,067	2,139	(3.4)
Other	117	122	(3.2)	299	290	3.3

Total	$8,582	$7,927	8.3%	$24,579	$22,772	7.9%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Nine Months Ended
	Oct 28, 2000	Oct 30, 1999	% Change	Oct 28, 2000	Oct 30, 1999	% Change
Target	$386	$411	(6.1)%	$1,331	$1,211	10.0%
Mervyn's	60	46	29.5	161	136	17.7
Department Stores	47	79	(41.5)	111	176	(37.1)

Total pre-tax segment profit	493	536	(8.3)	1,603	1,523	5.2
Securitization adjustment (interest equivalent)	(13)	(12)		(37)	(36)
Interest expense	(108)	(102)		(304)	(294)
Other	(21)	(30)		(104)	(110)

Earnings before income taxes and extraordinary items	$351	$392	(10.6)%	$1,158	$1,083	6.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Third quarter 2000 net earnings before extraordinary items were $216 million, or $.24 per share, compared with $241 million, or $.26 per share, for the same period last year. Net earnings before extraordinary charges for the first nine months of 2000 were $712 million, or $.78 per share, compared with $663 million, or $.71 per share, for the first nine months of 1999. The extraordinary items relate to the early extinguishment of debt and were a $1 million charge (less than $.01 per share), net of tax, in the third quarter of 2000, compared with a $9 million charge ($.01 per share), net of tax, and a $13 million charge ($.01 per share), net of tax, in the third quarter and first nine months of 1999.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 8.3 percent to $8,582 million compared with $7,927 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 2.9 percent. Our revenue growth in the third quarter reflected Target's comparable-store sales growth and new store expansion.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Nine Months Percentage Change
Target	3.5%	3.8%
Mervyn's	3.9	0.5
Department Stores	(3.0)	(4.2)

Total	2.9%	2.6%

Gross Margin Rate

In the third quarter, our gross margin rate was unfavorable to last year, principally due to higher markdowns at both Target and Department Stores.

Operating Expense Rate

Our operating expense rate was also unfavorable, reflecting lack of sales leverage.

Pre-tax Segment Profit

Our third quarter pre-tax segment profit decreased 8 percent to $493 million compared with $536 million for the same period a year ago. Pre-tax segment profit in the first nine months of 2000 increased 5 percent to $1,603 million compared with $1,523 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. In third quarter 2000 Target's pre-tax profit decreased 6 percent primarily due to the exceptional strength of last year's financial results during the same period, combined with the more difficult retail sales environment. Mervyn's pre-tax profit increased 30 percent, while the Department Stores' pre-tax profit decreased 42 percent.

Other Performance Factors

Our proprietary credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, credit contribution is reflected in each business segment's pre-tax profit. Net of all expenses, including bad debt expense, pre-tax contribution from our credit operations for the third quarter increased over the prior year, principally due to continued growth of the Target Guest Card and improving trends in delinquencies and writeoffs.

Our Consolidated Results of Operations include reductions of finance charge revenue and bad debt expense related to sold securitized receivables. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent". The total of interest expense and interest equivalent was $121 million and $341 million in the third quarter and first nine months of 2000, representing a $7 million and $11 million increase, respectively, from last year. For the quarter and year to date, the increase was due to higher average funded balances.

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for both third quarter 2000 and 1999. The cumulative LIFO provision was $53 million at October 28, 2000 and January 29, 2000, and $60 million at October 30, 1999.

The estimated annual effective income tax rate was 38.5 percent in the third quarter and first nine months of 2000, compared to 38.8 percent for the same periods last year.

Derivatives

From time to time we use interest rate swaps to hedge our exposure to interest rate risk. The fair value of the swaps is not reflected in the financial statements and any gain or loss recognized upon early termination is amortized over the life of the related debt obligation. The fair value of existing swaps is immaterial.

Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, is required to be adopted for fiscal years beginning after June 15, 2000. We have analyzed the impact of SFAS No. 133 on our existing and currently anticipated activities and do not believe the adoption of this new statement will have a material effect on our earnings or financial position.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds, debt and sold securitized receivables.

Retained securitized receivables increased $229 million, or 15 percent, over last year reflecting continued growth of the Target Guest Card. Inventory increased $462 million, or 10 percent, over last year due to new store growth at Target and earlier receipt of seasonal product. The inventory growth was more than fully funded by a $580 million, or 17 percent, increase in accounts payable.

Capital expenditures for the first nine months of 2000 were $1,770 million, compared with $1,443 million for the same period a year ago. Investment in Target accounted for 88 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

Store Data

During the quarter, we opened a total of 40 new Target stores, including four relocations. At October 28, 2000, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Oct 28, 2000	Jan 29, 2000	Oct 30, 1999	Oct 28, 2000	Jan 29, 2000	Oct 30, 1999
Target	978	912	914	112,332	102,945	102,859
Mervyn's	267	267	267	21,628	21,635	21,661
Department Stores	64	64	64	14,175	14,060	14,058

Total	1,309	1,243	1,245	148,135	138,640	138,578

*
In thousands, reflects total square feet, less office, warehouse and vacant space

Outlook for Fiscal Year 2000

In addition to gross margin changes within each segment, we expect our gross margin rate to decline slightly in the fourth quarter compared with fourth quarter last year, due to the business mix impact of growth at Target, our lowest gross margin rate division. Similarly, in addition to changes within each segment, we expect our operating expense rate to improve slightly compared with last year, as Target, our lowest expense rate division, continues to represent an increasing percentage of our overall business mix. We expect our growth in earnings per share (before extraordinary charges) in the fourth quarter and for the total year to be consistent with, or slightly better than, the 10% we have delivered year to date. We currently anticipate no extraordinary charges in the fourth quarter, although we do repurchase long-term debt from time to time in transactions which give rise to such charges (see "Long-term Debt").

Fourth quarter and total year results will include the effect of an additional week this year. This week is not expected to have a meaningful impact on earnings because the additional segment profit from sales will be essentially offset by additional interest expense.

We remain confident in our ability to deliver average annual earnings per share growth of 15 percent over time despite our outlook for lower double-digit growth in 2000.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits
(2).	Not applicable
(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
(10)	Not applicable
(11).	Not applicable
(12).	Statements re Computations of Ratios
(15).	Not applicable
(18).	Not applicable
(19).	Not applicable
(22).	Not applicable
(23).	Not applicable
(24).	Not applicable
(27).	Financial Data Schedule

  b)
  Reports on Form 8-K:

    Form 8-K filed August 10, 2000, furnishing the form of the Indenture related to a public offering of $600,000,000 of 7.50% Notes due August 15, 2010.

    Form 8-K filed August 31, 2000, providing the News Release relating to August sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: December 6, 2000	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

(12).	Statements re Computations of Ratios
(27).	Financial Data Schedule

QuickLinks

PART I. FINANCIAL INFORMATION
    CONSOLIDATED RESULTS OF OPERATIONS
    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
Signature
  Exhibit Index