Form 10-K
period 2001-02-03
TARGET CORP
filed 2001-04-16
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission File Number 1-6049

TARGET CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Nicollet Mall, Minneapolis, Minnesota	55402-2055
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 612/370-6948

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0833 per share	New York Stock Exchange Pacific Exchange
Preferred Share Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Aggregate market value of the voting stock held by non-affiliates of the Registrant on April 1, 2001 was $32,359,695,841, based on the closing price of $36.08 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

   Indicate the number of shares outstanding of each of Registrant's classes of Common Stock, as of the latest practicable date. April 1, 2001: 899,069,348 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

   1.  Portions of Registrant's 2000 Annual Report to Shareholders are incorporated into Parts I, II and IV.

   2.  Portions of Registrant's Proxy Statement dated April 16, 2001 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in the Registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.  Business.

    The first paragraph of Fourth Quarter Results, Page 19; Analysis of Financial Condition, Page 20; Performance Objectives, Page 21; Credit Operations, Page 22; first textual paragraph of Summary of Accounting Policies—Organization, Page 24; Acquisitions, Page 34; Quarterly Results (Unaudited), Page 35; Business Segment Comparisons, excluding years 1995-1997, Page 36; the information relating to store locations on Pages 16 and 23, and the information relating to total stores on Page 37, excluding years 1995-1997, of Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference. The Registrant was incorporated in Minnesota in 1902. At the end of fiscal 2000, Registrant employed 254,000 people, including 192,000 at Target Stores, 28,000 at Mervyn's and 32,000 at Marshall Field's.

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

Item 2.  Properties.

    Leases, Page 33, Owned and Leased Store Locations, Page 33, and the list of store locations on Pages 16 and 23 of Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 3.  Legal Proceedings.

    Commitments and Contingencies, Page 34, of Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not Applicable.

Item X.  Executive Officers of the Registrant.

    The executive officers of the Registrant as of April 1, 2001 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant; Chairman and Chief Executive Officer of Target Stores (a division of Registrant)	57
Linda L. Ahlers	President of Marshall Field's (a division of Registrant)	50
Todd V. Blackwell	Senior Vice President, Human Resources of Registrant	39
Bart Butzer	President of Mervyn's (a subsidiary of Registrant)	44
Michael R. Francis	Senior Vice President, Marketing of Registrant	38
John D. Griffith	Senior Vice President, Property Development of Registrant	39
James T. Hale	Executive Vice President, General Counsel and Corporate Secretary of Registrant	60
Maureen W. Kyer	Senior Vice President, Merchandising of Mervyn's	47
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer of Registrant	45
Paul L. Singer	Senior Vice President and Chief Information Officer of Registrant	47
Gregg W. Steinhafel	President of Target Stores	46
Gerald L. Storch	Vice Chairman of Registrant	44
Ertugrul Tuzcu	Executive Vice President, Store Operations of Marshall Field's	48

    Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 2001 is set forth below.

    Robert J. Ulrich Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant since 1994. Chairman and Chief Executive Officer of Target Stores since 1987.

    Linda L. Ahlers President of Marshall Field's since 1996 and Executive Vice President, Merchandising of Marshall Field's from 1995 to 1996.

    Todd V. Blackwell Senior Vice President, Human Resources of Registrant since September 2000. Senior Vice President, Stores of Mervyn's from 1998 to 2000 and Regional Vice President, Stores of Mervyn's from 1995 to 1998.

    Bart Butzer President of Mervyn's since 1997. Regional Senior Vice President of Target Stores from 1991 to 1997.

    Michael R. Francis Senior Vice President, Marketing of Registrant since January 2001. Senior Vice President, Marketing and Visual Merchandising of Marshall Field's from 1996 to 2000 and Senior Vice President, Marketing of Marshall Field's from 1995 to 1996.

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

    Douglas A. Scovanner Executive Vice President and Chief Financial Officer of Registrant since February 2000 and Senior Vice President and Chief Financial Officer of Registrant from 1994 to 2000.

    Paul L. Singer Senior Vice President and Chief Information Officer of Registrant since April 2000, Senior Vice President, Information Services of Registrant from 1999 to 2000 and Vice President, Information Services of Registrant from 1993 to 1999.

    Gregg W. Steinhafel President of Target Stores since 1999 and Executive Vice President of Target Stores from 1994 to 1999.

    Gerald L. Storch Vice Chairman of Registrant since January 2001, President, Financial Services and New Businesses of Registrant from 1998 to 2001, President, Credit and Senior Vice President, Strategic Business Development of Registrant from 1997 to 1998 and Senior Vice President of Registrant from 1993 to 1997.

    Ertugrul Tuzcu Executive Vice President, Store Operations of Marshall Field's since March 1996. Senior Vice President of Marshall Field's from 1995 to 1996.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

    Dividends Declared Per Share and Common Stock price, Page 35, of Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 6.  Selected Financial Data.

    The data on years 1996-2000 in the Summary Financial and Operating Data (excluding 1995 and Other Data), Page 37, of Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Management's Discussion and Analysis, Pages 17-23, and the last textual paragraph of Pension and Postretirement Health Care Benefits, Page 32, of Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    The Registrant's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

Item 8.  Financial Statements and Supplementary Data.

    Pages 24-36 (excluding years 1995-1997 on Page 36) and the Report of Independent Auditors, Page 38, of Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not Applicable

PART III

    Certain information required by Part III is incorporated by reference from the Registrant's definitive Proxy Statement dated April 16, 2001 (the Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant.

    Election of Directors, Pages 5-10, and Section 16(a) Beneficial Ownership Reporting Compliance, Page 23, of Registrant's Proxy Statement dated April 16, 2001, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.  Executive Compensation.

    Executive Compensation, Pages 12-18, and Director Compensation, Page 8, of Registrant's Proxy Statement dated April 16, 2001, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Largest Owners of the Corporation's Shares, Page 11, and Share Ownership of Directors and Officers, Pages 10-11, of Registrant's Proxy Statement dated April 16, 2001, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
Financial Statements:

  Consolidated Results of Operations for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Consolidated Statements of Financial Position at February 3, 2001 and January 29, 2000.

  Consolidated Statements of Cash Flows for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Consolidated Statements of Shareholders' Investment for the Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

  Information which is an integral part of the financial statements: Notes to Consolidated Financial Statements on Pages 24-27, 29, 31-36 (excluding years 1995-1997 on Page 36) and the Report of Independent Auditors on Page 38 in Registrant's 2000 Annual Report to Shareholders.

    The Registrant, through its special purpose subsidiary, Target Receivables Corporation ("TRC") entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

b)
Reports on Form 8-K

  Form 8-K filed January 4, 2001, providing the News Release relating to December sales results.

c)
Exhibits

(2)	Not applicable
(3)A.	Restated Articles of Incorporation (as amended July 19, 2000). Incorporated by reference to Exhibits (3)A. to Registrant's Form 10-Q Reports for the quarters ended May 2, 1998 and July 29, 2000.
B.	By-Laws (as amended through November 11, 1998). Incorporated by reference to Exhibit (3)(ii). to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.
C.	Articles of Merger. Incorporated by reference to Exhibit (3)A. to Registrant's Form 8-K filed on January 31, 2000.
(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended. Incorporated by reference to Exhibit (4)A. to Registrant's Form 10-K Report for the year ended January 29, 2000.
B.	Rights Agreement, dated as of September 11, 1996, between the Registrant and First Chicago Trust Company of New York, as Rights Agent. Incorporated by reference to Exhibit 1 to Registrant's Form 8-K dated September 11, 1996.
C.	First Amendment to Rights Agreement, dated as of May 17, 1999, between the Registrant and First Chicago Trust Company of New York, as Rights Agent. Incorporated by reference to Exhibit 1 to Registrant's Form 8-A/A Registration Statement dated May 17, 1999.
D.	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(9)	Not applicable
(10)A.	*Executive Incentive Plan (PTOC & EVA) (a)
B.	*Director Stock Option Plan of 1995 (b)
C.	*Executive Incentive Plan (Personal Score) (c)
D.	*Supplemental Pension Plan I (d)
E.	*Executive Long-Term Incentive Plan of 1981, as amended and restated through January 13, 1999 (e)
F.	*Supplemental Pension Plan II (f)
G.	*Supplemental Pension Plan III (g)
H.	*Deferred Compensation Plan Senior Management Group (h)
I.	*Deferred Compensation Plan Directors (i)
J.	*Income Continuance Policy, as amended through January 13, 1999 (j)
K.	*SMG Income Continuance Policy, as amended through January 13, 1999 (k)
L.	*SMG Executive Deferred Compensation Plan (l)
M.	*Director Deferred Compensation Plan (m)
N.	*Long-Term Incentive Plan of 1999 (n)
O.	* Executive Excess Long Term Disability Plan
P.	*Agreement (o)
(11)	Not applicable
(12)	Statements re Computations of Ratios
(13)	2000 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(16)	Not applicable
(18)	Not applicable
(21)	List of Subsidiaries
(22)	Not applicable
(23)	Consent of Independent Auditors
(24)	Powers of Attorney (p)
(99)A.	Registrant's Form 11-K Report
B.	Registrant's Proxy Statement dated April 16, 2001 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)(q)
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
(e)
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
(k)
Incorporated by reference to Exhibit (10)L. to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(l)
Incorporated by reference to Exhibit (10)M. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(m)
Incorporated by reference to Exhibit (10)N. to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(n)
Incorporated by reference to Exhibit (10). to the Registrant's Form 10-Q Report for the quarter ended May 1, 1999.
(o)
Incorporated by reference to Exhibit (10)A. to the Registrant's Form 10-Q Report for the quarter ended July 29, 2000.
(p)
Incorporated by reference to Exhibit 24 to the Registrant's Registration Statement on Form S-3, No. 333-58252.
(q)
Incorporated by reference to Registrant's Proxy Statement dated April 16, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 16, 2001		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 16, 2001	/s/ BOB ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer
Dated: April 16, 2001	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer
LIVIO D. DESIMONE ROGER A. ENRICO WILLIAM W. GEORGE MICHELE J. HOOPER JAMES A. JOHNSON RICHARD M. KOVACEVICH	ANNE M. MULCAHY STEPHEN W. SANGER GEORGE W. TAMKE SOLOMON D. TRUJILLO ROBERT J. ULRICH	Directors

     Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 16, 2001		Douglas A. Scovanner Attorney-in-Fact

EXHIBITS
filed with
Target Corporation
FORM 10-K

For the Year Ended February 3, 2001

(10)	O.	Executive Excess Long Term Disability Plan
(12)		Statements re Computations of Ratios
(13)		2000 Annual Report to Shareholders
(21)		List of Subsidiaries
(23)		Consent of Independent Auditors
(99)	A.	Registrant's Form 11-K Report
	C.	Cautionary Statements Relating to Forward-Looking Information

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item X. Executive Officers of the Registrant.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES