Form 10-Q
period 2001-05-05
TARGET CORP
filed 2001-06-15
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2001

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

The number of shares outstanding of common stock as of May 5, 2001 was 900,073,471.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION

(Millions, except per share data)	Three Months Ended				Twelve Months Ended

(Unaudited)	May 5 2001	,	April 29 2000	,	May 5 2001	,	April 29 2000 ,

Sales	$8,197		$7,613		$36,946		$33,792
Net credit revenues	148		133		556		498

Total revenues	8,345		7,746		37,502		34,290

Cost of sales	5,622		5,203		25,714		23,381
Selling, general and administrative expense	1,951		1,834		8,307		7,634
Depreciation and amortization	256		224		972		872
Interest expense	106		96		435		395

Earnings before income taxes and extraordinary charges	410		389		2,074		2,008
Provision for income taxes	156		150		795		778

Net earnings before extraordinary charges	254		239		1,279		1,230
Extraordinary charges from debt extinguishment, net of tax	—		—		—		41

Net earnings	$254		$239		$1,279		$1,189

Earnings before extraordinary charges	$.28		$.26		$1.42		$1.37
Extraordinary charges	—		—		—		(.05)

Basic earnings per share	$.28		$.26		$1.42		$1.32

Earnings before extraordinary charges	$.28		$.26		$1.41		$1.32
Extraordinary charges	—		—		—		(.05)

Diluted earnings per share	$.28		$.26		$1.41		$1.28

Dividends declared per common share	$.055		$.050		$.215		$.200
Weighted average common shares outstanding:
Basic	899.0		910.4		900.6		889.0
Diluted	908.5		921.2		909.8		926.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

(Millions)	May 5 2001	,	February 3 2001	, *	April 29 2000	,

	(Unaudited	)			(Unaudited	)
Assets
Cash and cash equivalents	$367		$356		$301
Receivable-backed securities	1,748		1,941		1,467
Inventory	4,294		4,248		3,908
Other	1,029		759		861

Total current assets	7,438		7,304		6,537
Property and equipment	16,428		15,759		14,033
Accumulated depreciation	(4,391)		(4,341)		(3,948)
Property and equipment, net	12,037		11,418		10,085
Other	901		768		806

Total assets	$20,376		$19,490		$17,428

Liabilities and shareholders' investment
Accounts payable	$3,285		$3,576		$3,154
Current portion of long-term debt and notes payable	1,442		857		581
Other	1,690		1,868		1,625

Total current liabilities	6,417		6,301		5,360
Long-term debt	6,174		5,634		5,172
Deferred income taxes and other	1,041		1,036		929
Shareholders' investment	6,744		6,519		5,967

Total liabilities and shareholders' investment	$20,376		$19,490		$17,428

Common shares outstanding	900.1		897.8		910.0

*
The February 3, 2001 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION

(Millions)	Three Months Ended

(Unaudited)	May 5 2001 ,	April 29 2000 ,

Operating activities
Net earnings	$254	$239
Reconciliation to cash flow:
Depreciation and amortization	256	224
Other non-cash items affecting earnings	18	37
Changes in operating accounts providing/(requiring) cash:
Receivable-backed securities	193	258
Inventory	(46)	(110)
Other current assets	(279)	(217)
Other assets	(82)	—
Accounts payable	(291)	(360)
Accrued liabilities	(140)	(95)
Income taxes payable	(40)	(41)

Cash flow required by operations	(157)	(65)

Investing activities
Expenditures for property and equipment	(857)	(428)
Proceeds from disposals of property and equipment	4	6

Cash flow required by investing activities	(853)	(422)

Net financing requirements	(1,010)	(487)

Financing activities
Increase in notes payable, net	774	231
Additions to long-term debt	500	500
Reductions of long-term debt	(201)	(13)
Dividends paid	(49)	(46)
Repurchase of stock	(14)	(123)
Other	11	19

Cash flow provided by financing activities	1,021	568

Net increase in cash and cash equivalents	11	81
Cash and cash equivalents at beginning of period	356	220

Cash and cash equivalents at end of period	$367	$301

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2000 Annual Shareholders' Report throughout pages 24-36. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

Derivatives

In the first quarter, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a material impact on our earnings or financial position.

From time to time we use interest rate swaps to hedge our exposure to interest rate risk. The fair value of the swaps is reflected in the financial statements and any hedge ineffectiveness is recognized in interest expense. The fair value of existing swaps is immaterial.

Receivable-backed Securities

In the first quarter, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces in its entirety SFAS 125. We made all newly required disclosures for the year ended February 3, 2001. The adoption did not have a material impact on our earnings or financial position. Also, as required, we will apply the new rules prospectively to transactions beginning in 2001.

Per Share Data

In 2000, we distributed to shareholders one additional share of common stock for each share owned, resulting in a two-for-one common share split. All earnings per share, dividends per share and common shares outstanding reflect this share split.

References to earnings per share relate to diluted earnings per share.

	Basic EPS								Diluted EPS

	Three Months Ended				Twelve Months Ended				Three Months Ended				Twelve Months Ended

	May 5 2001	,	April 29 2000	,	May 5 2001	,	April 29 2000	,	May 5 2001	,	April 29 2000	,	May 5 2001	,	April 29 2000	,

Net earnings*	$254		$239		$1,279		$1,230		$254		$239		$1,279		$1,230
Less: ESOP net earnings adjustment	—		—		—		(13)		—		—		—		(3)

Adjusted net earnings*	$254		$239		$1,279		$1,217		$254		$239		$1,279		$1,227

Weighted average common shares outstanding	899.0		910.4		900.6		889.0		899.0		910.4		900.6		889.0
Stock options	—		—		—		—		9.5		10.8		9.0		11.0
Put options	—		—		—		—		—		—		.2		—
Assumed conversion of ESOP preferred shares	—		—		—		—		—		—		—		26.8

Total common equivalent shares outstanding	899.0		910.4		900.6		889.0		908.5		921.2		909.8		926.8

Earnings per share*	$.28		$.26		$1.42		$1.37		$.28		$.26		$1.41		$1.32

*
Before extraordinary charges

Share Repurchase Program

Prior to 2001, our Board of Directors authorized the repurchase of $2 billion of our common stock. Repurchases are made primarily in open market transactions, subject to market conditions. Our program also includes the sale of put options that entitle the holder to sell shares of our common stock to us, on a specified date and at a specified price, if the holder exercises the option.

In the first quarter of 2001, we repurchased 0.3 million shares of our common stock at a total cost of $6 million ($16.22 per share), net of the premium from exercised and expired put options. No put options were sold during the first quarter. The put options on 1.4 million shares outstanding at the end of first quarter entitle their holders to sell shares of our common stock to us at prices ranging from $28.60 to $32.63 per share on specific dates in May 2001 and June 2001.

Since the inception of our share repurchase program, we have repurchased a total of 40.3 million shares of our common stock at a total cost of $1,184 million ($29.39 per share), net of the premium from exercised and expired put options.

Long-term Debt

During the first quarter we repurchased $103 million of long-term debt with a weighted average interest rate of approximately 9.3 percent.

Also during the first quarter we issued $500 million of long-term debt, bearing interest at 5.50 percent, maturing in April 2007. Subsequent to the first quarter, we issued $550 million of notes bearing interest at 5.95 percent, maturing in May 2006. Proceeds from these issuances were used for general corporate purposes.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended
	May 5 2001	,	April 29 2000	,	% Change
Target	$6,771		$6,115		10.7%
Mervyn's	873		891		(2.0)
Marshall Field's	639		667		(4.2)
Other	62		73		(14.7)

Total	$8,345		$7,746		7.7%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended
	May 5 2001 ,	April 29 2000 ,	% Change
Target	$502	$467	7.7%
Mervyn's	48	46	3.9
Marshall Field's	23	29	(20.0)

Total pre-tax segment profit	573	542	5.9
Securitization adjustment (interest equivalent)	(12)	(12)
Interest expense	(106)	(96)
Other	(45)	(45)

Earnings before income taxes	$410	$389	5.5%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

First quarter 2001 net earnings before extraordinary items were $254 million, or $.28 per share, compared with $239 million, or $.26 per share, for the same period last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 7.7 percent to $8,345 million compared with $7,746 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 1.7 percent. Our revenue growth reflected Target's new store expansion, combined with growth in credit revenue.

Year-over-year changes in comparable-store sales by business segment were as follows:

Three Months Percentage Change
Target	2.8%
Mervyn's	(1.6)
Marshall Field's	(4.5)

Total	1.7%

Gross Margin Rate

In the first quarter, our gross margin rate was unfavorable to last year, principally due to the impact of growth at Target, our lowest gross margin rate division.

Operating Expense Rate

Our operating expense rate improved compared to last year, principally due to the impact of growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

Our first quarter pre-tax segment profit increased 6 percent to $573 million compared with $542 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. Target's pre-tax profit increased 8 percent and Mervyn's pre-tax profit increased 4 percent. Marshall Field's pre-tax profit decreased 20 percent, primarily due to weak sales performance.

Other Performance Factors

Our proprietary credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from receivable-backed securities not publicly held (the form in which we own the assets representing our credit card receivables which are on our balance sheet). Income on receivable-backed securities not publicly held increased from the prior year due to improved performance of the receivable portfolios underlying the securities, including improved finance charge revenue, favorable trends in delinquencies and write-offs, and continued growth of the Target Guest Card.

Our Consolidated Results of Operations include reductions of finance charge revenue and expense related to publicly held receivable-backed securities. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent." The total of interest expense and interest equivalent was $118 million in the first three months of 2001, representing a $10 million increase from last year due to higher average funded balances partially offset by a lower average portfolio interest rate.

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for first quarter 2001 and 2000. The cumulative LIFO provision was $57 million at May 5, 2001 and $53 million at April 29, 2000.

The estimated annual effective income tax rate was 38.0 percent in the first quarter of 2001, compared to 38.5 percent in the first quarter of 2000.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds, debt and sold securitized receivables.

Receivable-backed securities not publicly held increased $281 million, or 19 percent, over last year reflecting continued growth of the Target Guest Card. Inventory increased $386 million, or 10 percent, over last year primarily due to new store growth at Target. This increase was slightly higher than our sales increase for the quarter.

Capital expenditures for the first three months of 2001 were $857 million, compared with $428 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target accounted for 96 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

Store Data

During the quarter, we opened a total of 20 new Target stores, including six relocations. At May 5, 2001, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	May 5 2001	,	Feb. 3 2001	,	April 29 2000	,	May 5 2001	,	Feb. 3 2001	,	April 29 2000	,
Target	991		977		921		114,858		112,604		104,390
Mervyn's	266		266		267		21,555		21,555		21,635
Department Stores	64		64		64		14,174		14,174		14,175

Total	1,321		1,307		1,252		150,587		148,333		140,200

*
In thousands, reflects total square feet, less office, warehouse and vacant space

Outlook for Fiscal Year 2001

For the full year, we expect to deliver reasonable growth in revenues and earnings, in the context of the broader economic environment. We expect this growth to be driven principally by increases in comparable-store sales and contributions from new store growth at Target. Our credit operations are also expected to contribute to our earnings growth as we continue to open new accounts and invest in programs that reinforce the use of our proprietary cards.

We are currently analyzing the results of a pilot program to offer an enhanced Target credit card with Visa capabilities. We may conduct further tests or proceed with a rollout of this program this year. If such a rollout proceeds in 2001, it is not expected to have a meaningful effect on this year's consolidated results of operations, although it could lead to considerably higher levels of serviced receivables.

The total of interest expense and interest equivalent in 2001 is expected to be moderately higher than 2000 due to higher average funded balances, partially offset by a lower average portfolio interest rate.

Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended February 3, 2001, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a)	The Company held its Annual Shareholders' Meeting on May 23, 2001.
b)	(1).	The shareholders voted for three director nominees for three-year terms. The vote was as follows:
Name of Candidate	For	Withheld
Michele J. Hooper	772,488,587	5,898,205
Anne M. Mulcahy	772,807,702	5,579,090
Stephen W. Sanger	772,781,351	5,605,441
There were no abstentions and no broker non-votes.
(2).
The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2001. The vote was 768,958,026 for, 5,411,520 against and 4,017,246 abstentions. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits
	(2).	Not applicable
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10).	Not applicable
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
b)	Reports on Form 8-K:
Form 8-K filed March 21, 2001, providing the News Release relating to fourth quarter 2000 results, and the acquisition of rights to certain former Montgomery Wards stores.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: June 15, 2001	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

(12).	Statements re Computations of Ratios