Form 10-Q
period 2001-08-04
TARGET CORP
filed 2001-09-13
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2001

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

The number of shares outstanding of common stock as of August 4, 2001 was 901,672,777.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION

(Millions, except per share data)	Three Months Ended				Six Months Ended				Twelve Months Ended

(Unaudited)	August 4 2001	,	July 29 2000	,	August 4 2001	,	July 29 2000	,	August 4 2001	,	July 29 2000 ,

Sales	$8,806		$8,123		$17,003		$15,736		$37,629		$34,346
Net credit revenues	146		128		294		261		574		508

Total revenues	8,952		8,251		17,297		15,997		38,203		34,854

Cost of sales	6,100		5,593		11,722		10,796		26,221		23,781
Selling, general and administrative expense	2,045		1,910		3,996		3,744		8,442		7,734
Depreciation and amortization	259		230		515		454		1,001		890
Interest expense	109		100		215		196		444		397

Earnings before income taxes and extraordinary items	439		418		849		807		2,095		2,052
Provision for income taxes	167		161		323		311		801		793

Net earnings before extraordinary items	272		257		526		496		1,294		1,259
Extraordinary (charge)/gain from debt extinguishment, net of tax	(1)		1		(1)		1		(2)		(36)

Net earnings	$271		$258		$525		$497		$1,292		$1,223

Earnings before extraordinary items	$.30		$.28		$.58		$.55		$1.44		$1.40
Extraordinary items	—		—		—		—		—		(.04)

Basic earnings per share	$.30		$.28		$.58		$.55		$1.44		$1.36

Earnings before extraordinary items	$.30		$.28		$.58		$.54		$1.43		$1.36
Extraordinary items	—		—		—		—		—		(.04)

Diluted earnings per share	$.30		$.28		$.58		$.54		$1.43		$1.32

Dividends declared per common share	$.055		$.050		$.110		$.100		$.220		$.205
Weighted average common shares outstanding:
Basic	901.0		906.6		900.0		908.5		899.2		895.1
Diluted	908.9		915.2		908.7		918.2		908.2		922.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

(Millions)	August 4 2001	,	February 3 2001	, *	July 29 2000	,

	(Unaudited	)			(Unaudited	)
Assets
Cash and cash equivalents	$798		$356		$339
Receivable-backed securities	1,721		1,941		1,478
Inventory	4,408		4,248		4,071
Other	893		759		779

Total current assets	7,820		7,304		6,667
Property and equipment	17,069		15,759		14,576
Accumulated depreciation	(4,561)		(4,341)		(4,116)
Property and equipment, net	12,508		11,418		10,460
Other	917		768		805

Total assets	$21,245		$19,490		$17,932

Liabilities and shareholders' investment
Accounts payable	$3,735		$3,576		$3,347
Current portion of long-term debt and notes payable	580		857		1,405
Other	1,886		1,868		1,749

Total current liabilities	6,201		6,301		6,501
Long-term debt	6,999		5,634		4,520
Deferred income taxes and other	1,047		1,036		937
Shareholders' investment	6,998		6,519		5,974

Total liabilities and shareholders' investment	$21,245		$19,490		$17,932

Common shares outstanding	901.7		897.8		903.2

*
The February 3, 2001 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION

(Millions)	Six Months Ended

(Unaudited)	August 4 2001 ,	July 29 2000 ,

Operating activities
Net earnings	$526	$496
Reconciliation to cash flow:
Depreciation and amortization	515	454
Other non-cash items affecting earnings	56	66
Changes in operating accounts providing/(requiring) cash:
Inventory	(160)	(273)
Other current assets	(142)	(103)
Other assets	(89)	8
Accounts payable	159	(167)
Accrued liabilities	(97)	(51)
Income taxes payable	95	8

Cash flow provided by operations	863	438

Investing activities
Expenditures for property and equipment	(1,586)	(1,052)
Decrease in receivable-backed securities	220	246
Proceeds from disposals of property and equipment	10	22

Cash flow required by investing activities	(1,356)	(784)

Net financing requirements	(493)	(346)

Financing activities
(Decrease)/increase in notes payable, net	(247)	819
Additions to long-term debt	1,750	500
Reductions of long-term debt	(478)	(432)
Dividends paid	(99)	(91)
Repurchase of stock	(14)	(350)
Other	23	19

Cash flow provided by financing activities	935	465

Net increase in cash and cash equivalents	442	119
Cash and cash equivalents at beginning of period	356	220

Cash and cash equivalents at end of period	$798	$339

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

Derivatives

In the first quarter, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a material impact on our first quarter 2001 earnings and financial position.

From time to time we use interest rate swaps to hedge our exposure to interest rate risk. The fair value of the swaps is reflected in the financial statements and any hedge ineffectiveness is recognized in interest expense. The fair value of our existing swaps is immaterial.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. The adoption of this new statement is not expected to have a material impact on our earnings and financial position.

Per Share Data

In 2000, we distributed to shareholders one additional share of common stock for each share owned, resulting in a two-for-one common share split. All earnings per share, dividends per share and common shares outstanding reflect this share split.

References to earnings per share refer to diluted earnings per share.

	Basic EPS												Diluted EPS

	Three Months Ended				Six Months Ended				Twelve Months Ended				Three Months Ended				Six Months Ended				Twelve Months Ended

	Aug 4 2001	,	Jul 29 2000	,	Aug 4 2001	,	Jul 29 2000	,	Aug 4 2001	,	Jul 29 2000	,	Aug 4 2001	,	Jul 29 2000	,	Aug 4 2001	,	Jul 29 2000	,	Aug 4 2001	,	Jul 29 2000	,

Net earnings*	$272		$257		$526		$496		$1,294		$1,259		$272		$257		$526		$496		$1,294		$1,259
Less: ESOP net earnings adjustment	—		—		—		—		—		(9)		—		—		—		—		—		(2)

Adjusted net earnings*	$272		$257		$526		$496		$1,294		$1,250		$272		$257		$526		$496		$1,294		$1,257

Weighted average common shares outstanding	901.0		906.6		900.0		908.5		899.2		895.1		901.0		906.6		900.0		908.5		899.2		895.1
Stock options	—		—		—		—		—		—		7.9		8.4		8.7		9.5		8.9		10.2
Put options	—		—		—		—		—		—		—		.2		—		.2		.1		.1
Assumed conversion of ESOP Preferred shares	—		—		—		—		—		—		—		—		—		—		—		17.0

Total common equivalent shares outstanding	901.0		906.6		900.0		908.5		899.2		895.1		908.9		915.2		908.7		918.2		908.2		922.4

Earnings per share*	$.30		$.28		$.58		$.55		$1.44		$1.40		$.30		$.28		$.58		$.54		$1.43		$1.36

*
Before extraordinary items

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

Common stock repurchases under our program have been curtailed. Consequently, common stock repurchases did not have a material impact on our second quarter or first half of 2001 earnings and financial position. No put options were sold during the first half of 2001. Also, there are no put options outstanding at the end of the second quarter.

Since the inception of our share repurchase program, we have repurchased a total of 40.3 million shares of our common stock at a total cost of $1,180 million ($29.28 per share), net of the premium from exercised and expired put options.

Long-term Debt

During the second quarter and first half of 2001, we repurchased $7 million and $110 million, respectively, of long-term debt at a weighted average interest rate of approximately 8.7 percent and 9.2 percent, respectively. These transactions resulted in a $1 million charge in the second quarter and first half of 2001 (less than $.01 per share).

During the second quarter we issued $700 million of long-term debt, bearing interest at 7.00 percent, maturing in July 2031 and $550 million of long-term debt, bearing interest at 5.95 percent, maturing in May 2006. During the first quarter we issued $500 million of long-term debt, bearing interest at 5.50 percent, maturing in April 2007. Proceeds from these issuances were used for general corporate purposes.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended					Six Months Ended
	August 4 2001	,	July 29 2000	,	% Change	August 4 2001	,	July 29 2000	,	% Change
Target	$7,311		$6,541		11.8%	$14,082		$12,656		11.3%
Mervyn's	933		940		(0.8)	1,806		1,831		(1.3)
Marshall Field's	606		661		(8.2)	1,245		1,328		(6.2)
Other	102		109		(6.4)	164		182		(9.7)

Total	$8,952		$8,251		8.5%	$17,297		$15,997		8.1%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Six Months Ended
	August 4 2001 ,	July 29 2000 ,	% Change	August 4 2001 ,	July 29 2000 ,	% Change
Target	$522	$478	9.2%	$1,024	$945	8.4%
Mervyn's	60	55	9.5	108	101	6.9
Marshall Field's	16	35	(56.4)	39	64	(40.1)

Total pre-tax segment profit	598	568	5.1	1,171	1,110	5.5
Securitization adjustment (interest equivalent)	(13)	(12)		(25)	(24)
Interest expense	(109)	(100)		(215)	(196)
Other	(37)	(38)		(82)	(83)

Earnings before income taxes	$439	$418	5.0%	$849	$807	5.3%

Subsequent Events

Subsequent to second quarter 2001, Target Receivables Corporation (TRC) sold, through the Target Credit Card Master Trust (the Trust), $750 million of credit card receivables to the public in a secured financing transaction. This issue of receivable-backed securities has an expected maturity of three years and a floating rate initially set at 3.69 percent. Proceeds from the sale will be used for general corporate purposes, including funding the growth of receivables. In conjunction with this transaction, TRC retained a $250 million issue of subordinated Class B securities, which will be classified in accounts receivable.

This transaction was structured as a secured financing transaction for accounting purposes. The impact of the secured financing structure is that the Trust will no longer meet the criteria for a qualifying special-purpose entity under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, beginning in the third quarter, the financial statements of the Trust will be consolidated, bringing $800 million in debt and previously sold receivables, net of an appropriate allowance for doubtful accounts, on to our consolidated statement of financial position.

During the third quarter, we will record an unusual pre-tax charge of $67 million ($.05 per share) to restore the $800 million of gross receivables to our financial statements at their fair value. In addition, beginning in the third quarter, the interest expense on these financings will be classified as interest expense rather than a reduction of net credit revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Second quarter 2001 net earnings before extraordinary items were $272 million, or $.30 per share, compared with $257 million, or $.28 per share, for the same period last year. First half 2001 net earnings before extraordinary items were $526 million, or $.58 per share, compared with $496 million, or $.54 per share for first half 2000. The extraordinary items relate to the early extinguishment of debt and were a $1 million charge (less than $.01 per share), net of tax, in the second quarter and first half of 2001 and a $1 million gain (less than $.01 per share), net of tax, in the second quarter and first half of 2000.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 8.5 percent to $8,952 million compared with $8,251 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 2.0 percent. Our revenue growth reflected Target's new store expansion, combined with growth in credit revenue.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Six Months Percentage Change
Target	3.4%	3.1%
Mervyn's	(0.6)	(1.1)
Marshall Field's	(8.8)	(6.6)

Total	2.0%	1.8%

Gross Margin Rate

In the second quarter, our gross margin rate was unfavorable to last year, reflecting both a modest decline in gross margin rate at Target and the impact of growth at Target, our lowest gross margin rate division.

Operating Expense Rate

Our operating expense rate improved compared to last year, principally due to a modest improvement in Target's operating expense rate and the impact of growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

Our second quarter pre-tax segment profit increased 5 percent to $598 million compared with $568 million for the same period a year ago. Pre-tax segment profit in the first half of 2001 increased 5 percent to $1,171 million compared with $1,110 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. In second quarter 2001 both Target's and Mervyn's pre-tax profit increased 9 percent. Marshall Field's pre-tax profit decreased 56 percent, primarily due to weak sales performance. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

Our credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from receivable-backed securities not publicly held (the form in which we own the assets representing our credit card receivables which are on our balance sheet). Income on receivable-backed securities not publicly held increased from the prior year due to improved performance of the receivable portfolios underlying the securities, including improved revenues and continued growth of the Target Guest Card.

Our Consolidated Results of Operations include reductions of finance charge revenue and expense related to publicly held receivable-backed securities. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent." The total of interest expense and interest equivalent was $122 million and $240 million in the second quarter and first half of 2001, representing a $10 million and $20 million increase, respectively, from the same periods last year due to higher average funded balances partially offset by a lower average portfolio interest rate.

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for second quarter 2001 and 2000. The cumulative LIFO provision was $57 million at August 4, 2001 and $53 million at July 29, 2000.

The estimated annual effective income tax rate was 38.0 percent in the second quarter and first half of 2001, compared to 38.5 percent for the same periods last year.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds, debt and receivable securitization transactions.

Receivable-backed securities not publicly held increased $243 million, or 16 percent, over last year reflecting continued growth of the Target Guest Card and Target Visa card. Inventory increased $337 million, or 8 percent, over last year primarily due to new store growth at Target. The inventory growth was more than fully funded by a $388 million, or 12 percent, increase in accounts payable.

Capital expenditures for the first half of 2001 were $1,586 million, compared with $1,052 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target accounted for 94 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

Store Data

During the quarter, we opened a total of 34 new Target stores, including 6 relocations and SuperTarget conversions of existing stores. At August 4, 2001, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	August 4 2001	,	Feb. 3 2001	,	July 29 2000	,	August 4 2001	,	Feb. 3 2001	,	July 29 2000	,
Target	1,019		977		942		119,449		112,604		107,278
Mervyn's	265		266		267		21,480		21,555		21,635
Marshall Field's	64		64		64		14,174		14,174		14,175

Total	1,348		1,307		1,273		155,103		148,333		143,088

*
In thousands, reflects total square feet, less office, warehouse and vacant space

Supplemental Information

We provide the following supplemental information derived from our financial statements because we believe it provides a meaningful aid to analysis of our performance by segment. We define segment EBITDA as pre-tax segment profit before depreciation and amortization expense. This presentation is not intended to be a substitute for GAAP reported measures of profitability and cash flow. Segment EBITDA and the reconciliation of pre-tax segment profit were as follows:

	Three Months Ended					Six Months Ended
	August 4 2001	,	July 29 2000	,	% Change	August 4 2001	,	July 29 2000	,	% Change
Target	$709		$641		10.7%	$1,395		$1,261		10.8%
Mervyn's	91		88		4.1	171		167		2.1
Marshall Field's	50		66		(25.6)	107		129		(17.2)

Total segment EBITDA	850		795		7.0	1,673		1,557		7.5
Segment depreciation and amortization	(252)		(227)			(502)		(447)

Pre-tax segment profit	$598		$568		5.1%	$1,171		$1,110		5.5%

Outlook for Fiscal Year 2001

At the date of this filing, it is premature to determine whether a material change in the broad economic environment might occur as a result of the terrorist attacks on September 11, 2001. Assuming no such change, we would expect reasonable growth in revenues and earnings for the full year. We would expect this growth to be driven principally by increases in comparable-store sales and contributions from new store growth at Target. Our credit operations are also expected to contribute to our earnings growth as we continue to open new accounts and invest in programs that reinforce the use of our proprietary cards.

Beginning this fall, we will rollout the Target Visa card with smart chip technology on a national basis. The rollout of the Target Visa card is not expected to have a meaningful effect on this year's consolidated results of operations, although it is expected to generate significant incremental accounts receivable by year end.

Subsequent to second quarter 2001, TRC sold through the Trust $750 million of credit card receivables to the public in a secured financing transaction. This issue of receivable-backed securities has an expected maturity of three years and a floating rate initially set at 3.69 percent. This transaction was structured as a secured financing transaction for accounting purposes. As a result, our two outstanding transactions will also be accounted for as secured financing transactions. This will bring $800 million in debt and previously sold receivables, net of an appropriate allowance for doubtful accounts, back on to our consolidated statement of financial position. During the third quarter, we will record an unusual pre-tax charge of $67 million ($.05 per share) to restore the $800 million of gross receivables to our financial statements at their fair value. The secured financing accounting will allow us greater simplicity and clarity in describing the future results of our guest credit operations, which is important in light of our intention to grow these operations at a sharply higher rate due to the national rollout of the Target Visa card.

The total of interest expense and interest equivalent in 2001 is expected to be moderately higher than in 2000 due to higher average funded balances, partially offset by a lower average portfolio interest rate.

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
Form 8-K filed June 19, 2001, providing the News Release relating to the Company's plan to offer an enhanced Target credit card with Visa capabilities.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: September 13, 2001	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

(12).	Statements re Computations of Ratios