Form 10-Q
period 2001-11-03
TARGET CORP
filed 2001-12-13
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2001

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

The number of shares outstanding of common stock as of November 3, 2001 was 902,788,282.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)	Three Months Ended				Nine Months Ended				Twelve Months Ended

	November 3	,	October 28	,	November 3	,	October 28	,	November 3	,	October 28 ,
(Unaudited)	2001		2000		2001		2000		2001		2000

Sales	$9,171		$8,444		$26,174		$24,180		$38,356		$34,984
Net credit revenues	183		138		477		399		619		525

Total revenues	9,354		8,582		26,651		24,579		38,975		35,509

Cost of sales	6,374		5,860		18,096		16,656		26,735		24,276
Selling, general and administrative expense	2,279		2,024		6,275		5,768		8,697		7,903
Depreciation and amortization	281		239		796		693		1,043		916
Interest expense	122		108		337		304		458		403

Earnings before income taxes and extraordinary items	298		351		1,147		1,158		2,042		2,011
Provision for income taxes	113		135		436		446		779		777

Net earnings before extraordinary items	185		216		711		712		1,263		1,234
Extraordinary charge from debt extinguishment, net of tax	-		(1)		(1)		-		(1)		(28)

Net earnings	$185		$215		$710		$712		$1,262		$1,206

Earnings before extraordinary items	$.20		$.24		$.79		$.79		$1.40		$1.36
Extraordinary items	-		-		-		-		-		(.03)

Basic earnings per share	$.20		$.24		$.79		$.79		$1.40		$1.33

Earnings before extraordinary items	$.20		$.24		$.78		$.78		$1.39		$1.34
Extraordinary items	-		-		-		-		-		(.03)

Diluted earnings per share	$.20		$.24		$.78		$.78		$1.39		$1.31

Dividends declared per common share	$.055		$.055		$.165		$.160		$.220		$.210
Weighted average common shares outstanding:
Basic	902.3		900.4		900.7		905.8		899.7		900.6
Diluted	908.3		907.8		908.5		914.7		908.4		917.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
	November 3	,	February 3	,	October 28	,
(Millions)	2001		2001	*	2000

Assets	(Unaudited)				(Unaudited)
Cash and cash equivalents	$424		$356		$370
Accounts receivable, net	2,709		-		-
Receivable-backed securities	-		1,941		1,601
Inventory	5,780		4,248		5,219
Other	959		759		733

Total current assets	9,872		7,304		7,923
Property and equipment	17,850		15,759		15,204
Accumulated depreciation	(4,773)		(4,341)		(4,247)
Property and equipment, net	13,077		11,418		10,957
Other	913		768		745

Total assets	$23,862		$19,490		$19,625

Liabilities and shareholders' investment
Accounts payable	$4,451		$3,576		$3,974
Current portion of long-term debt and notes payable	717		857		2,276
Other	1,770		1,868		1,627

Total current liabilities	6,938		6,301		7,877
Long-term debt	8,711		5,634		4,846
Deferred income taxes and other	1,055		1,036		956
Shareholders' investment	7,158		6,519		5,946

Total liabilities and shareholders' investment	$23,862		$19,490		$19,625

Common shares outstanding	902.8		897.8		895.7

*
The February 3, 2001 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(Millions)	Nine Months Ended

	November 3 ,	October 28 ,
(Unaudited)	2001	2000

Operating activities
Net earnings before extraordinary items	$711	$712
Reconciliation to cash flow:
Depreciation and amortization	796	693
Other non-cash items affecting earnings	178	135
Changes in operating accounts providing/(requiring) cash:
Accounts receivable	159	-
Inventory	(1,532)	(1,421)
Other current assets	(217)	(52)
Other assets	(121)	10
Accounts payable	875	460
Accrued liabilities	(47)	(66)
Income taxes payable	(69)	(106)

Cash flow provided by operations	733	365

Investing activities
Expenditures for property and equipment	(2,418)	(1,770)
(Decrease)/increase in receivable-backed securities	(174)	124
Proceeds from disposals of property and equipment	18	36

Cash flow required by investing activities	(2,574)	(1,610)

Net financing requirements	(1,841)	(1,245)

Financing activities
(Decrease)/increase in notes payable, net	(455)	1,520
Additions to long-term debt	3,250	1,100
Reductions of long-term debt	(747)	(537)
Dividends paid	(149)	(141)
Repurchase of stock	(14)	(567)
Other	24	20

Cash flow provided by financing activities	1,909	1,395

Net increase in cash and cash equivalents	68	150
Cash and cash equivalents at beginning of period	356	220

Cash and cash equivalents at end of period	$424	$370

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

Derivatives

In the first quarter, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption did not have a material impact on our first quarter 2001 earnings or financial position.

During the third quarter we entered into an interest rate swap with a notional amount of $550 million. The swap hedges the fair value of certain debt by effectively converting interest from fixed rate to variable. The fair value of our outstanding swaps is reflected in the financial statements and any hedge ineffectiveness is recognized in interest expense. At November 3, 2001, the fair value of our existing swaps is immaterial.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. The adoption of this new statement is not expected to have a material impact on our earnings or financial position.

Impairment and Disposal of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which is required to be adopted for fiscal years beginning after December 15, 2001. The adoption of this new statement is not expected to have a material impact on our earnings or financial position.

Per Share Data

In 2000, we distributed to shareholders one additional share of common stock for each share owned, resulting in a two-for-one common share split. All earnings per share, dividends per share and common shares outstanding reflect this share split.

References to earnings per share refer to diluted earnings per share.

	Basic EPS												Diluted EPS
	Three Months Ended				Nine Months Ended				Twelve Months Ended				Three Months Ended				Nine Months Ended				Twelve Months Ended
	Nov 3	,	Oct 28	,	Nov 3	,	Oct 28	,	Nov 3	,	Oct 28	,	Nov 3	,	Oct 28	,	Nov 3	,	Oct 28	,	Nov 3	,	Oct 28	,
	2001		2000		2001		2000		2001		2000		2001		2000		2001		2000		2001		2000
Net earnings*	$185		$216		$711		$712		$1,263		$1,234		$185		$216		$711		$712		$1,263		$1,234
Less: ESOP net earnings adjustment	—		—		—		—		—		(4)		—		—		—		—		—		(1)

Adjusted net earnings*	$185		$216		$711		$712		$1,263		$1,230		$185		$216		$711		$712		$1,263		$1,233

Weighted average common shares outstanding	902.3		900.4		900.7		905.8		899.7		900.6		902.3		900.4		900.7		905.8		899.7		900.6
Stock options	-		-		-		-		-		-		6.0		6.9		7.8		8.6		8.7		9.5
Put options	-		-		-		-		-		-		-		.5		-		.3		-		.2
Assumed conversion of ESOP preferred shares	-		-		-		-		-		-		-		-		-		-		-		7.3

Total common equivalent shares outstanding	902.3		900.4		900.7		905.8		899.7		900.6		908.3		907.8		908.5		914.7		908.4		917.6

Earnings per share*	$.20		$.24		$.79		$.79		$1.40		$1.36		$.20		$.24		$.78		$.78		$1.39		$1.34

*Before extraordinary items

Share Repurchase Program

Prior to 2001, our Board of Directors authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 40.3 million shares of our common stock at a total cost of $1,180 million ($29.28 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been curtailed. Consequently, common stock repurchases did not have a material impact on our third quarter and first nine months of 2001 earnings and financial position.

Long-term Debt

During the third quarter and first nine months of 2001, we repurchased $3 million and $113 million, respectively, of long-term debt at weighted average interest rates of approximately 5.9 percent and 9.1 percent, respectively. These transactions resulted in a $1 million charge in the first nine months of 2001 (less than $.01 per share).

During the third quarter we issued $750 million of long-term debt, bearing interest at 5.40 percent, maturing October 2008 and the Target Credit Card Master Trust (the Trust) issued $750 million of floating rate secured debt bearing interest at an initial rate of 3.69 percent maturing in July 2004 (discussed in detail under Accounts Receivable). During the second quarter we issued $700 million of long-term debt, bearing interest at 7.00 percent, maturing in July 2031 and $550 million of long-term debt, bearing interest at 5.95 percent, maturing in May 2006. During the first quarter we issued $500 million of long-term debt, bearing interest at 5.50 percent, maturing in April 2007. Proceeds from these issuances were used for general corporate purposes, including funding the growth of receivables.

Accounts Receivable

On August 22, 2001, Target Receivables Corporation (TRC) sold, through the Trust, $750 million of receivable-backed securities to the public. This is the fourth such transaction executed over the past several years. Prior to this most recent transaction, the accounting guidance applicable to earlier receivable-backed securities transactions was SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", resulting in "sale" accounting treatment. Effective on August 22, 2001, SFAS No. 140 (which replaced SFAS No. 125 in its entirety) became the accounting guidance applicable to such transactions. Application of SFAS No. 140 resulted in "secured financing" accounting for both this most recent transaction, and for the two prior transactions that remain outstanding. This new accounting treatment results from the fact that the Trust does not meet the new criteria for a "qualifying special purpose entity" under SFAS No. 140.

Beginning on August 22, 2001, our financial statements reflect several changes associated with these accounting changes. First, we reflected the obligation to holders of the $800 million (face value) of previously sold receivable-backed securities (Series 1997-1 and 1998-1, Class A Certificates) as debt, and we recorded the receivables at fair value in place of the previously recorded retained interests related to the sold securities. This resulted in an unusual pre-tax charge of $67 million ($.05 per share) in the third quarter. Next, we reclassified the owned "receivable-backed securities" to "accounts receivable" at fair value. This reclassification had no impact on our consolidated statements of operations because we had previously recorded permanent impairments to our portfolio of owned receivable-backed securities in amounts equal to the difference between face value and fair value of the underlying receivables. Historically, these impairments were charged to selling, general, and administrative expense in the period in which the impairment occurred, giving rise to no unrealized gain or loss over time. At August 22, 2001, the Trust's entire portfolio of receivables was owned and reflected on our financial statements at its fair value, which was based upon the expected performance of the underlying receivables portfolio. At that point in time, fair value was equivalent in amount to face value, net of an appropriate allowance.

Through turnover of receivables within the portfolio, we expect a normalized relationship between the face value of receivables and allowance for doubtful accounts by year end. At third-quarter end, our allowance for doubtful accounts was $106 million, attributable to essentially half of the receivables portfolio. This process has no impact on our consolidated statements of operations.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended					Nine Months Ended
	Nov 3	,	Oct 28	,	%	Nov 3	,	Oct 28	,	%
	2001		2000		Change	2001		2000		Change
Target	$7,565		$6,721		12.6%	$21,647		$19,377		11.7%
Mervyn's	963		1,005		(4.2)	2,769		2,836		(2.4)
Marshall Field's	718		739		(2.9)	1,963		2,067		(5.0)
Other	108		117		(8.9)	272		299		(9.4)

Total	$9,354		$8,582		9.0%	$26,651		$24,579		8.4%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Nine Months Ended
	Nov 3 ,	Oct 28 ,	%	Nov 3 ,	Oct 28 ,	%
	2001	2000	Change	2001	2000	Change
Target	$444	$386	14.7%	$1,468	$1,331	10.3%
Mervyn's	47	60	(21.6)	155	161	(3.7)
Marshall Field's	31	47	(31.7)	70	111	(36.6)

Total pre-tax segment profit	522	493	5.9	1,693	1,603	5.6
Securitization adjustments:
SFAS 140 charge	(67)	-		(67)	-
Interest equivalent	(2)	(13)		(27)	(37)
Interest expense	(122)	(108)		(337)	(304)
Other	(33)	(21)		(115)	(104)

Earnings before income taxes	$298	$351	(15.4)%	$1,147	$1,158	(1.0)%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Third quarter 2001 net earnings before extraordinary items were $185 million, or $.20 per share, compared with $216 million, or $.24 per share, for the same period last year. Net earnings before extraordinary items for the first nine months of 2001 were $711 million, or $.78 per share, compared with $712 million, or $.78 per share, for the first nine months of 2000. The extraordinary items relate to the early extinguishment of debt and were a $1 million charge (less than $.01 per share), net of tax, in the first nine months of 2001 and third quarter of 2000. As discussed in the notes to the consolidated financial statements, included in third quarter and year-to-date 2001 earnings is an unusual pre-tax charge of $67 million, or $.05 per share, to restore $800 million (face value) of previously sold receivable-backed securities to our financial statements at their fair value.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 9.0 percent to $9,354 million compared with $8,582 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 1.5 percent. Our revenue growth reflected Target's new store expansion, combined with growth in credit revenue.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Nine Months Percentage Change
Target	3.0%	3.1%
Mervyn's	(4.4)	(2.2)
Marshall Field's	(4.0)	(5.7)

Total	1.5%	1.7%

Gross Margin Rate

In the third quarter, our gross margin rate was unfavorable to last year, reflecting the mix impact of growth at Target, our lowest gross margin rate division.

Operating Expense Rate

In the third quarter, our operating expense rate was unfavorable to last year, as the beneficial mix impact of growth at Target, our lowest expense rate division, was offset by the effect on operating expense of the unusual pre-tax charge discussed in the notes to the consolidated financial statements and the ongoing impact of higher credit expenses associated with higher credit revenue growth.

Pre-tax Segment Profit

Our third quarter pre-tax segment profit increased 6 percent to $522 million compared with $493 million for the same period a year ago. Pre-tax segment profit in the first nine months of 2001 increased 6 percent to $1,693 million compared with $1,603 million for the same period a year ago. Pre-tax segment profit is earnings before LIFO, securitization effects, interest, other expense, and unusual items. In third quarter 2001, Target's pre-tax profit increased 15 percent. Mervyn's pretax profit decreased 22 percent and Marshall Field's pre-tax profit decreased 32 percent, primarily due to weak sales performance. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

Our credit programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its guest credit operations. Contribution to segment profit in the third quarter and year-to-date from our guest credit operations increased from the prior year principally due to continued growth of the portfolio, mainly at Target.

Our Consolidated Results of Operations include reductions of finance charge revenue and expense related to our previously sold, publicly held receivable-backed securities until August 22, 2001. For analytical purposes, the amounts that represent payments to holders of our sold securitized receivables prior to August 22, 2001 are included in our pre-tax earnings reconciliation in the Notes to Consolidated Financial Statements as "interest equivalent." The total of interest expense and interest equivalent was $124 million and $364 million in the third quarter and first nine months of 2001, respectively, representing a $3 million and $23 million increase, respectively, from the same periods last year due to higher average funded balances partially offset by a considerably lower average portfolio interest rate.

The last-in, first-out (LIFO) provision, included in cost of retail sales, was zero for the third quarter in both 2001 and 2000. The cumulative LIFO provision was $57 million at November 3, 2001 and $53 million at October 28, 2000.

The estimated annual effective income tax rate was 38.0 percent in the third quarter and first nine months of 2001, compared to 38.5 percent for the same periods last year.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

Net accounts receivable increased $1,108 million, or 69 percent, from the value of the receivable-backed securities we owned last year. This increase reflects the restoration of the previously sold, publicly held receivable-backed securities to our consolidated statement of financial position and the continued growth of the Target Guest Card and Target Visa card. Inventory increased $561 million, or 11 percent, over last year primarily reflecting new square footage growth at Target. The inventory growth was partially funded by a $477 million, or 12 percent, increase in accounts payable.

Capital expenditures for the first nine months of 2001 were $2,418 million, compared with $1,770 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target stores accounted for 93 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements. The reduction in shares outstanding and incremental interest expense related to the share repurchase program had an insignificant impact on earnings per share.

Store Data

During the quarter, we opened a total of 39 new Target stores, including 28 discount stores and 11 SuperTarget stores. In addition, we closed one Mervyn's store and three Target stores, two of which were relocations. At November 3, 2001, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	Nov 3	,	Feb. 3	,	Oct 28	,	Nov 3	,	Feb. 3	,	Oct 28	,
	2001		2001		2000		2001		2001		2000
Target	1,055		977		978		125,004		112,604		112,332
Mervyn's	264		266		267		21,392		21,555		21,628
Marshall Field's	64		64		64		14,174		14,174		14,175

Total	1,383		1,307		1,309		160,570		148,333		148,135

*In thousands, reflects total square feet, less office, warehouse and vacant space

Supplemental Information

We provide the following supplemental information derived from our financial statements because we believe it provides a meaningful aid to the analysis of our performance by segment. We define segment EBITDA as pre-tax segment profit before depreciation and amortization expense. Our definition of EBITDA and pre-tax segment profit may differ from definitions used by other companies. This presentation is not intended to be a substitute for GAAP reported measures of profitability and cash flow. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements. Segment EBITDA and the reconciliation of pre-tax segment profit were as follows:

	Three Months Ended					Nine Months Ended
	Nov 3	,	Oct 28	,	%	Nov 3 ,	Oct 28 ,	%
	2001		2000		Change	2001	2000	Change
Target	$651		$553		17.2%	$2,046	$1,814	12.7%
Mervyn's	78		92		(14.1)	249	259	(3.6)
Marshall Field's	66		82		(19.4)	173	211	(18.0)

Total segment EBITDA	795		727		9.2	2,468	2,284	8.0
Segment depreciation and amortization	(273)		(234)			(775)	(681)

Pre-tax segment profit	$522		$493		5.9%	$1,693	$1,603	5.6%

Cash flows provided by / (used for):
Operating activities						733	365
Investing activities						(2,574)	(1,610)
Financing activities						1,909	1,395

Net increase in cash and cash equivalents						68	150

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

During the third quarter, we began our rollout of the Target Visa card with smart chip technology on a national basis. The rollout of the Target Visa card is not expected to have a meaningful effect on this year's consolidated results of operations, although it is expected to generate significant incremental accounts receivable by year end.

The total of interest expense and interest equivalent in 2001 is expected to be moderately higher than in 2000 due to higher average funded balances, partially offset by a lower average portfolio interest rate.

Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended February 3, 2001, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits
	(2).	Not applicable
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

Form of Articles of Amendment of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Target Corporation, incorporated by reference to Exhibit A of Exhibit 1 to Registrant's Registration Statement on Form 8-A filed on September 19, 2001.
	(10).	Not applicable
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
b)	Reports on Form 8-K:
Form 8-K filed September 19, 2001, reporting declaration of a dividend of one preferred share purchase right for each outstanding share of common stock.
Form 8-K filed October 11, 2001, providing the News Release relating to September sales results.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: December 13, 2001	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

    (12).        Statements re Computations of Ratios