Form 10-K
period 2002-02-02
TARGET CORP
filed 2002-04-15
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                                      to

Commission File Number 1-6049

TARGET CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 612/304-6073

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0833 per share	New York Stock Exchange Pacific Exchange
Preferred Share Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Aggregate market value of the voting stock held by non-affiliates of the Registrant on April 1, 2002 was $38,762,935,291, based on the closing price of $42.85 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

        Indicate the number of shares outstanding of each of Registrant's classes of Common Stock, as of the latest practicable date. April 1, 2002: 906,761,408 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

        1.      Portions of Registrant's 2001 Annual Report to Shareholders are incorporated into Parts I, II and IV.

        2.      Portions of Registrant's Proxy Statement dated April 15, 2002 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in the Registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.    Business.

        The first paragraph of Fourth Quarter Results, Page 19; Analysis of Financial Condition, Page 20; Performance Objectives, Page 21; Credit Operations, Page 22; first textual paragraph of Summary of Accounting Policies—Organization, Page 28; Business Segment Comparisons, excluding years 1996-1998, Page 35; Quarterly Results (Unaudited), Page 36; the information relating to store locations on Pages 16 and 23, and the information relating to total stores on Page 37, excluding years 1996-1998, of Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference. The Registrant was incorporated in Minnesota in 1902. At the end of fiscal 2001, Registrant employed approximately 280,000 people, including 220,000 at Target Stores, 32,000 at Mervyn's and 27,000 at Marshall Field's.

  Competition

        The Registrant's retail merchandising business is conducted under highly competitive conditions in the discount, middle market and department store retail segments. Its stores compete with national and local department, specialty, off-price, discount, grocery and drug store chains, independent retail stores and Internet and catalog businesses which handle similar lines of merchandise. The Registrant also competes with other companies for new store sites.

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

Item 2.    Properties.

        Leases, Page 32, Owned and Leased Store Locations, Page 32, and the list of store locations on Pages 16 and 23 of Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 3.    Legal Proceedings.

        Commitments and Contingencies, Page 30, of Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item X.    Executive Officers of the Registrant.

        The executive officers of the Registrant as of April 1, 2002 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant; Chairman and Chief Executive Officer of Target Stores (a division of Registrant)	58
Linda L. Ahlers	President of Marshall Field's (a division of Registrant)	51
Todd V. Blackwell	Senior Vice President, Human Resources of Registrant	40
Bart Butzer	Executive Vice President of Target Stores	45
Michael R. Francis	Senior Vice President, Marketing of Registrant	39
John D. Griffith	Senior Vice President, Property Development of Registrant	40
James T. Hale	Executive Vice President, General Counsel and Corporate Secretary of Registrant	61
Maureen W. Kyer	Executive Vice President, Merchandising of Mervyn's (a subsidiary of Registrant)	48
Diane L. Neal	President of Mervyn's	45
Luis A. Padilla	Executive Vice President, Merchandising of Marshall Field's	47
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer of Registrant	46
Paul L. Singer	Senior Vice President of Technology Services and Chief Information Officer of Registrant	48
Gregg W. Steinhafel	President of Target Stores	47
Gerald L. Storch	Vice Chairman of Registrant	45
Ertugrul Tuzcu	Executive Vice President, Store Operations of Marshall Field's	49

        Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 2002 is set forth below.

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

        Bart Butzer  Executive Vice President of Target Stores since April 2001. President of Mervyn's from 1997 to April 2001. Regional Senior Vice President of Target Stores from 1991 to 1997.

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

        Maureen W. Kyer  Executive Vice President, Merchandising of Mervyn's since 2001, Senior Vice President, Merchandising of Mervyn's since 1996, Vice President, General Merchandise Manager of Mervyn's in 1996 and Vice President, Merchandise Manager of Mervyn's from 1994 to 1996.

        Diane L. Neal  President of Mervyn's since April 2001, Divisional Merchandise Manager of Target Stores in 2001, Director, Merchandise Planning of Target Stores from 1999 to 2001, and Director, Sourcing for The Associated Merchandising Corporation, a subsidiary of Registrant, from 1997-1999.

        Luis A. Padilla  Executive Vice President, Merchandising of Marshall Field's since July 2001 and Senior Vice President, Merchandising, Softlines of Target Stores from 1994 until July 2001.

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        Dividends Declared Per Share and Common Stock price, Page 36, of Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 6.    Selected Financial Data.

        The data on years 1997-2001 in the Summary Financial and Operating Data (excluding 1996 and Other Data), Page 37, of Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's Discussion and Analysis, Pages 17-23, and the last textual paragraph of Pension and Postretirement Health Care Benefits, Page 34, of Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

        The Registrant's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

Item 8.    Financial Statements and Supplementary Data.

        Pages 24-36 (excluding years 1996-1998 on Page 35) and the Report of Independent Auditors, Page 38, of Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable

PART III

        Certain information required by Part III is incorporated by reference from the Registrant's definitive Proxy Statement dated April 15, 2002. Except for those portions specifically incorporated in this Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant.

        Election of Directors, Pages 5-10, and Section 16(a) Beneficial Ownership Reporting Compliance, Page 25, of Registrant's Proxy Statement dated April 15, 2002, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.    Executive Compensation.

        Executive Compensation, Pages 12-17, and Director Compensation, Page 8, of Registrant's Proxy Statement dated April 15, 2002, are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Largest Owners of the Corporation's Shares, Page 11, and Share Ownership of Directors and Officers, Pages 10-11, of Registrant's Proxy Statement dated April 15, 2002, are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        Not Applicable.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
Financial Statements:

  Consolidated Results of Operations for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Consolidated Statements of Financial Position at February 2, 2002 and February 3, 2001.

  Consolidated Statements of Cash Flows for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Consolidated Statements of Shareholders' Investment for the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

  Notes to Consolidated Financial Statements on Pages 28-36 (excluding years 1996-98 on Page 35) of Registrant's 2001 Annual Report to Shareholders.

  Report of Independent Auditors on Page 38 of Registrant's 2001 Annual Report to Shareholders.

        The Registrant, through its special purpose subsidiary, Target Receivables Corporation ("TRC"), entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

  Financial Statement Schedule:

        For the Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

    II—Valuation and Qualifying Accounts.

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Reports on Form 8-K

  Form 8-K filed on January 10, 2002, providing the news release relating to December sales results.

c)
Exhibits

(3)A.		Restated Articles of Incorporation (as amended January 9, 2002)
B.		By-Laws (as amended through November 11, 1998) (1)
(4)A.		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended (2)
B.		Rights Agreement, dated as of September 12, 2001, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (3)
C.		Registrant agrees to furnish to the Commission on request copies of instruments with respect to long-term debt.
(10)A.	*	Executive Short-Term Incentive Plan, as amended March 13, 2002
B.	*	Director Stock Option Plan of 1995 (4)
C.	*	Supplemental Pension Plan I (5)
D.	*	Executive Long Term Incentive Plan of 1981, as amended and restated January 13, 1999 (6)
E.	*	Supplemental Pension Plan II (7)
F.	*	Supplemental Pension Plan III (8)

G.	*	Deferred Compensation Plan Senior Management Group (9)
H.	*	Deferred Compensation Plan Directors (10)
I.	*	Income Continuance Policy Statement, as amended through January 13, 1999 (11)
J.	*	SMG Income Continuance Policy Statement, as amended through January 13, 1999 (12)
K.	*	SMG Executive Deferred Compensation Plan (13)
L.	*	Director Deferred Compensation Plan (14)
M.	*	Long-Term Incentive Plan of 1999 (15)
N.	*	Executive Excess Long Term Disability Plan (16)
O.	*	Agreement, dated June 8, 2000 between the Registrant and Larry V. Gilpin (17)
(12)		Statements re: Computations of Ratios
(13)		2001 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(21)		List of Subsidiaries
(23)		Consent of Independent Auditors
(24)		Powers of Attorney
(99)A.		Registrant's Form 11-K Report for the year ended December 31, 2001
B.		Registrant's Proxy Statement dated April 15, 2002 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)(18)
C.		Cautionary Statements Relating to Forward-Looking Information

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)
Incorporated by reference to Exhibit (3)(ii) to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.
(2)
Incorporated by reference to Exhibit A to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated September 19, 2001.
(3)
Incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated September 19, 2001.
(4)
Incorporated by reference to Exhibit B to the Registrant's Proxy Statement dated April 19, 1995.
(5)
Incorporated by reference to Exhibit (10)E to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(6)
Incorporated by reference to Exhibit (10)F to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(7)
Incorporated by reference to Exhibit (10)G to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(8)
Incorporated by reference to Exhibit (10)H to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(9)
Incorporated by reference to Exhibit (10)I to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(10)
Incorporated by reference to Exhibit (10)J to the Registrant's Form 10-K Report for the year ended February 1, 1997.
(11)
Incorporated by reference to Exhibit (10)K to the Registrant's Form 10-K Report for the year ended January 30, 1999.

(12)
Incorporated by reference to Exhibit (10)L to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(13)
Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 21, 2001.
(14)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on December 21, 2001.
(15)
Incorporated by reference to Exhibit (10) to the Registrant's Form 10-Q Report for the quarter ended May 1, 1999.
(16)
Incorporated by reference to Exhibit (10)O to the Registrant's Form 10-K Report for the year ended February 3, 2001.
(17)
Incorporated by reference to Exhibit (10)A to the Registrant's Form 10-Q Report for the quarter ended July 29, 2000.
(18)
Incorporated by reference to Registrant's Proxy Statement dated April 15, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 15, 2002		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2002	/s/ BOB ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer
Dated: April 15, 2002	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer
ROGER A. ENRICO WILLIAM W. GEORGE MICHELE J. HOOPER JAMES A. JOHNSON RICHARD M. KOVACEVICH ANNE M. MULCAHY	STEPHEN W. SANGER WARREN R. STALEY GEORGE W. TAMKE SOLOMON D. TRUJILLO ROBERT J. ULRICH	Directors

         Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 15, 2002		Douglas A. Scovanner Attorney-in-Fact

TARGET CORPORATION
Schedule II - Valuation and Qualifying Accounts
Fiscal Years 2001, 2000 and 1999

(Millions of Dollars)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of Period	Additions charged to cost, expenses, revenues	Deductions	Balance at end of period
Accounts receivable reserves:
2001(a)	$0	$352	($91)	$261
2000	—	—	—	—
1999	—	—	—	—

(a)
Concurrent with our August 22, 2001 issuance of receivable backed securites, SFAS No. 140 (which replaced SFAS No. 125 in its entirety) became the guidance applicable to our receivable-backed securities transactions. As described in detail in the Notes to Consolidated Financial Statements on page 29 of Registrant's Annual Report to Shareholders, this transaction and the application of SFAS No. 140 resulted in a number of accounting changes including the reclassification of the owned receivable-backed securities to accounts receivable at fair value.

EXHIBITS
filed with
Target Corporation
FORM 10-K

For the Year Ended February 3, 2002

(3)A.	Restated Articles of Incorporation (as amended January 9, 2002)	Filed Electronically
(10)A.	Executive Short-Term Incentive Plan, as amended March 13, 2002	Filed Electronically
(12)	Statements re: Computations of Ratios	Filed Electronically
(13)	2001 Annual Report to Shareholders	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Auditors	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(99)A.	Registrant's Form 11-K Report for the year ended December 31, 2001	Filed Electronically
(99)C.	Cautionary Statements Relating to Forward-Looking Information	Filed Electronically

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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