Form 10-Q
period 2002-05-04
TARGET CORP
filed 2002-06-12
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2002

Commission file number 1-6049

Target Corporation (Exact name of registrant as specified in its charter)
Minnesota	41-0215170

(State of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota	55403

(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(612) 304-6073

N/A
(Former name, former address and former fiscal year, if changed since last report.)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of common stock as of May 4, 2002 was 907,239,827.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)	Three Months Ended				Twelve Months Ended

	May 4	,	May 5	,	May 4	,	May 5	,
(Unaudited)	2002		2001		2002		2001

Sales	$9,336		$8,186		$40,264		$36,892
Net credit revenues	258		148		822		556

Total revenues	9,594		8,334		41,086		37,448

Cost of sales	6,322		5,603		27,862		25,635
Selling, general and administrative expense	2,127		1,887		8,701		8,045
Credit expense	165		72		556		285
Depreciation and amortization	289		256		1,112		972
Interest expense	135		107		501		437

Earnings before income taxes	556		409		2,354		2,074
Provision for income taxes	211		155		895		795

Net earnings	$345		$254		$1,459		$1,279

Basic earnings per share	$.38		$.28		$1.62		$1.42

Diluted earnings per share	$.38		$.28		$1.60		$1.41

Dividends declared per common share	$.060		$.055		$.230		$.220
Weighted average common shares outstanding:
Basic	906.4		899.0		903.4		900.6
Diluted	914.7		908.5		911.4		909.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
	May 4	,	February 2	,	May 5	,
(Millions)	2002		2002	*	2001

Assets	(Unaudited)				(Unaudited)
Cash and cash equivalents	$445		$499		$367
Accounts receivable, net	3,949		3,831		-
Receivable-backed securities	-		-		1,748
Inventory	4,565		4,449		4,294
Other	1,236		869		1,029

Total current assets	10,195		9,648		7,438
Property and equipment
Property and equipment	18,943		18,442		16,428
Accumulated depreciation	(5,012)		(4,909)		(4,391)
Property and equipment, net	13,931		13,533		12,037
Other	1,063		973		901

Total assets	$25,189		$24,154		$20,376

Liabilities and shareholders' investment
Accounts payable	$3,685		$4,160		$3,285
Current portion of long-term debt and notes payable	1,370		905		1,442
Other	1,796		1,989		1,690

Total current liabilities	6,851		7,054		6,417
Long-term debt	8,943		8,088		6,174
Deferred income taxes and other	1,201		1,152		1,041
Shareholders' investment	8,194		7,860		6,744

Total liabilities and shareholders' investment	$25,189		$24,154		$20,376

Common shares outstanding	907.2		905.2		900.1

*
The February 2, 2002 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(Millions)	Three Months Ended

	May 4 ,	May 5 ,
(Unaudited)	2002	2001

Operating activities
Net earnings	$345	$254
Reconciliation to cash flow:
Depreciation and amortization	289	256
Bad debt provision	89	-
Other non-cash items affecting earnings	66	18
Changes in operating accounts requiring cash:
Accounts receivable	(207)	-
Inventory	(116)	(46)
Other current assets	(316)	(279)
Other assets	(107)	(82)
Accounts payable	(475)	(291)
Accrued liabilities	(117)	(140)
Income taxes payable	(77)	(40)

Cash flow required by operations	(626)	(350)

Investing activities
Expenditures for property and equipment	(697)	(857)
Decrease in receivable-backed securities	-	193
Proceeds from disposals of property and equipment	4	4
Other	(1)	-

Cash flow required by investing activities	(694)	(660)

Net financing requirements	(1,320)	(1,010)

Financing activities
Increase in notes payable, net	311	774
Additions to long-term debt	1,000	500
Reductions of long-term debt	(8)	(201)
Dividends paid	(54)	(49)
Repurchase of stock	-	(14)
Other	17	11

Cash flow provided by financing activities	1,266	1,021

Net (decrease)/increase in cash and cash equivalents	(54)	11
Cash and cash equivalents at beginning of period	499	356

Cash and cash equivalents at end of period	$445	$367

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2001 Annual Shareholders' Report throughout pages 28-36. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

Extraordinary Items

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We elected to early adopt this Statement in the first quarter of 2002. Previously, all gains and losses from the early extinguishment of debt were required to be aggregated and classified as an extraordinary item in the Consolidated Results of Operations, net of the related tax effect. Under SFAS No. 145, gains and losses from the early extinguishment of debt will be included in interest expense. Prior year financial statements have been restated to reflect this change. The adoption of SFAS No. 145 has no impact on current year or previously reported net earnings, cash flows or financial position.

Derivatives

During the first quarter we entered into an interest rate swap with a notional amount of $500 million. The swap hedges the fair value of certain debt by effectively converting interest from fixed rate to variable. The fair value of our outstanding swaps is reflected in the financial statements and any "hedge ineffectiveness" is recognized in interest expense. At May 4, 2002, the fair value of our existing swaps is immaterial.

Goodwill and Other Intangible Assets

In the first quarter, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." We have complied with all of the adoption provisions of the Statement. The adoption of SFAS No. 142 reduced first quarter amortization expense by approximately $3 million (less than $.01 per share). Additionally, we have completed our initial impairment test and concluded that our $155 million of goodwill and indefinite lived intangible assets are not impaired.

Per Share Data

References to earnings per share refer to diluted earnings per share.

	Basic EPS								Diluted EPS
	Three Months Ended				Twelve Months Ended				Three Months Ended				Twelve Months Ended
	May 4	,	May 5	,	May 4	,	May 5	,	May 4	,	May 5	,	May 4	,	May 5	,
	2002		2001		2002		2001		2002		2001		2002		2001
Net earnings	$345		$254		$1,459		$1,279		$345		$254		$1,459		$1,279
Weighted average common shares outstanding	906.4		899.0		903.4		900.6		906.4		899.0		903.4		900.6
Stock options	-		-		-		-		8.3		9.5		8.0		9.0
Put options	-		-		-		-		-		-		-		.2

Total common equivalent shares outstanding	906.4		899.0		903.4		900.6		914.7		908.5		911.4		909.8

Earnings per share	$.38		$.28		$1.62		$1.42		$.38		$.28		$1.60		$1.41

Share Repurchase Program

Prior to 2001, our Board of Directors authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 40.5 million shares of our common stock at a total cost of $1,186 million ($29.29 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended. Consequently, common stock repurchases did not have a material impact on our first quarter 2002 earnings and financial position.

Long-term Debt

During the first quarter we repurchased $4 million of long-term debt with a weighted average interest rate of approximately 9.7 percent. These transactions resulted in a pre-tax loss of $1 million (less than $.01 per share), which is included in interest expense in the Consolidated Results of Operations.

Also during the first quarter we issued $1 billion of long-term debt, bearing interest at 5.88 percent, maturing in March 2012. Proceeds from this issuance were used for general corporate purposes.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $297 million at May 4, 2002 and $261 million at February 2, 2002.

Pension Benefits

Certain non-qualified pension and survivor benefits owed to current executives were exchanged for deferrals in an existing defined contribution employee benefit plan. The exchange resulted in first quarter pre-tax expense of $20 million ($.01 per share), reflecting $27 million in additional defined contribution plan benefits expense partially offset by reduced net pension expense. The remaining defined contribution plan expense is expected to be offset in the future by lower net periodic pension expense.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended
	May 4	,	May 5	,	%
	2002		2001		Change
Target	$8,029		$6,771		18.6%
Mervyn's	863		871		(0.9)
Marshall Field's	625		630		(0.7)
Other	77		62		24.4

Total	$9,594		$8,334		15.1%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended
	May 4 ,	May 5 ,	%
	2002	2001	Change
Target	$678	$502	35.1%
Mervyn's	52	48	8.3
Marshall Field's	32	23	36.0

Total pre-tax segment profit	762	573	32.8
Securitization adjustment (interest equivalent)	-	(12)
Interest expense	(135)	(107)
Other	(71)	(45)

Earnings before income taxes	$556	$409	35.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

First quarter 2002 net earnings were $345 million, or $.38 per share, compared with $254 million, or $.28 per share, for the same period last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 15.1 percent to $9,594 million compared with $8,334 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 5.2 percent. Our revenue growth reflected Target's new store expansion and comparable-store sales growth combined with growth in our credit card operations.

Year-over-year changes in comparable-store sales by business segment were as follows:

Three Months Percentage Change
Target	6.8%
Mervyn's	(1.4)
Marshall Field's	(2.1)

Total	5.2%

Gross Margin Rate

The gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the first quarter, our gross margin rate was favorable to the first quarter of last year, reflecting gross margin rate improvement at all three divisions partially offset by the mix impact of growth at Target, our lowest gross margin rate division.

Operating Expense Rate

The operating expense rate represents selling, general and administrative expense as a percent of sales. In the first quarter, our operating expense rate was favorable to the first quarter of last year, benefiting from the overall growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

Our first quarter pre-tax segment profit increased 33 percent to $762 million compared with $573 million for the same period a year ago. Target's pre-tax profit increased 35 percent. Mervyn's pre-tax profit rose 8 percent and Marshall Field's pre-tax profit improved 36 percent. We define pre-tax segment profit as earnings before LIFO, securitization effects, interest, other expense and unusual items. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

In the first quarter, the total of interest expense and interest equivalent was $135 million, representing a $16 million increase from the first quarter of 2001. For analytical purposes, the amounts that represented payments accrued to holders of sold securitized receivables prior to August 22, 2001 are considered as "interest equivalent." After this date such payments constitute interest expense. The increase in interest expense and interest equivalent was due to higher average funded balances, partially offset by the benefit of a lower average portfolio interest rate.

The estimated annual effective income tax rate was 38.0 percent in the first quarter of both 2002 and 2001.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

During the first quarter, total gross receivables serviced increased $1,538, or 57 percent, over the first quarter of last year. The growth in receivables serviced was driven by the national roll-out of the Target Visa card in the third quarter of 2001. Inventory increased $271 million, or 6 percent, over the first quarter of last year primarily reflecting new square footage growth at Target. The inventory growth was more than fully funded by a $400 million, or 12 percent, increase in accounts payable.

Capital expenditures for the first three months of 2002 were $697 million, compared with $857 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target stores accounted for 95 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements.

Credit Card Operations (Millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit on an accounts receivable serviced basis was as follows:

	Three Months Ended
	May 4	,	May 5	,
	2002		2001
Revenues
Finance charges, late fees and other revenues	$244		$175
Merchant fees
Intracompany	22		22
Third-party	14		1

Total revenues	280		198

Expenses
Bad debt	89		36
Operations and marketing	76		52

Total expenses	165		88

Pre-tax credit contribution	$115		$110

Total receivables serviced were as follows:

	May 4	,	May 5	,
	2002		2001
Target
Guest Card	$899		$1,233
Target Visa	2,053		111
Mervyn's	607		655
Marshall Field's	687		709

Quarter-end receivables serviced	$4,246		$2,708
Past due*	5.0%		6.0%

Average receivables serviced	$4,143		$2,764

*Accounts with two or more payments past due as a percent of total outstanding receivables.

The allowance for doubtful accounts on serviced receivables was as follows:

	Three Months Ended
	May 4 ,	May 5 ,
	2002	2001
Allowance at beginning of quarter	$261	$211
Bad debt provision	89	36
Net write-offs	(53)	(40)

Allowance at end of quarter	$297	$207
As a percent of quarter-end receivables serviced	7.0%	7.6%

As a multiple of current 12 months net write-offs	1.5x	1.4x

Store Data

During the quarter, we opened a total of 32 new Target stores, including 19 discount stores and 13 SuperTarget stores. In addition, we closed four Target stores, each of which were relocated and opened as SuperTarget stores. At May 4, 2002, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	May 4	,	Feb. 2	,	May 5	,	May 4	,	Feb. 2	,	May 5	,
	2002		2002		2001		2002		2002		2001
Target	1,081		1,053		991		129,795		125,203		115,240
Mervyn's	264		264		266		21,425		21,425		21,555
Marshall Field's	64		64		64		14,638		14,638		14,584

Total	1,409		1,381		1,321		165,858		161,266		151,379

*In thousands, reflects total square feet, less office, warehouse and vacant space

Supplemental Information (Millions)

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

	Three Months Ended
	May 4 ,	May 5 ,	%
	2002	2001	Change
Target	$899	$686	30.9%
Mervyn's	81	80	2.0
Marshall Field's	64	57	11.1

Total segment EBITDA	1,044	823	26.7
Segment depreciation and amortization	(282)	(250)

Pre-tax segment profit	$762	$573	32.8%

Cash flows provided by / (used for):
Operating activities	$(626)	$(350)
Investing activities	(694)	(660)
Financing activities	1,266	1,021

Net increase in cash and cash equivalents	$(54)	$11

Outlook for Fiscal Year 2002

For the full year, we believe that we are well positioned to deliver strong growth in revenues and earnings. We expect this growth to be driven by increases in comparable-store sales and contributions from new store growth at Target as well as by continued growth in contribution from our credit card operations, primarily through the Target Visa credit card. For the Corporation overall, gross margin rate and operating expense rates are expected to remain essentially even with 2001.

Interest expense is expected to be considerably higher than interest expense and interest equivalent in 2001 due to higher average funded balances to support expansion of Target stores and credit card receivables.

Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended February 2, 2002, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Company held its Annual Shareholders' Meeting on May 22, 2002.
b)	(1).	The shareholders voted for three director nominees for three-year terms. The vote was as follows:
Name of Candidate	For	Withheld
Roger A. Enrico	764,403,417	46,315,903
William W. George	764,465,194	46,254,126
James A. Johnson	760,416,050	50,303,270
There were no abstentions and no broker non-votes.
(2).
The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2002. The vote was 792,941,038 for, 12,877,794 against and 4,900,488 abstentions. There were no broker non-votes.
(3).	The shareholders voted to approve the amended Executive Short-Term Incentive Plan. The vote was 726,304,219 for, 74,904,824 against and 9,510,277 abstentions. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits
	(2).	Not applicable
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10).	Not applicable
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
b)	Reports on Form 8-K:
Form 8-K filed February 7, 2002, providing the News Release relating to January sales results.
Form 8-K filed February 28, 2002, providing the News Release relating to fourth quarter and fiscal year 2001 financial results.
Form 8-K filed March 7, 2002, providing the News Release relating to February sales results.
Form 8-K filed April 11, 2002, providing the News Release relating to March sales results.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: June 12, 2002	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

        (12).        Statements re Computations of Ratios