Form 10-Q
period 2002-08-03
TARGET CORP
filed 2002-09-13
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 2002

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

The number of shares outstanding of common stock as of August 3, 2002 was 908,388,817.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)		Three Months Ended						Six Months Ended						Twelve Months Ended

		August 3	,		August 4	,		August 3	,		August 4	,		August 3	,		August 4	,
(Unaudited)		2002			2001			2002			2001			2002			2001

Sales		$9,791			$8,795			$19,127			$16,981			$41,260			$37,576
Net credit revenues		277			146			535			294			953			574

Total revenues		10,068			8,941			19,662			17,275			42,213			38,150

Cost of sales		6,640			6,082			12,962			11,685			28,420			26,139
Selling, general and administrative expense		2,249			1,974			4,376			3,861			8,976			8,173
Credit expense		171			78			336			150			649			296
Depreciation and amortization		295			259			584			515			1,148			1,001
Interest expense		154			109			289			216			546			447

Earnings before income taxes		559			439			1,115			848			2,474			2,094
Provision for income taxes		215			168			426			323			942			802

Net earnings		$344			$271			$689			$525			$1,532			$1,292

Basic earnings per share	$	..38		$	..30			$0.76		$	..58			$1.69			$1.44

Diluted earnings per share	$	..38		$	..30			$0.75		$	..58			$1.68			$1.43

Dividends declared per common share	$	..060		$	..055		$	..120		$	..110		$	..235		$	..220
Weighted average common shares outstanding:
Basic		907.9			901.0			907.2			900.0			905.1			899.2
Diluted		913.0			908.9			913.9			908.7			912.4			908.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
	August 3	,	February 2	,	August 4	,
(Millions)	2002		2002	*	2001

Assets	(Unaudited)				(Unaudited)
Cash and cash equivalents	$1,755		$499		$798
Accounts receivable, net	4,304		3,831		–
Receivable-backed securities	–		–		1,721
Inventory	4,549		4,449		4,408
Other	1,112		869		893

Total current assets	11,720		9,648		7,820
Property and equipment
Property and equipment	19,584		18,442		17,069
Accumulated depreciation	(5,214)		(4,909)		(4,561)
Property and equipment, net	14,370		13,533		12,508
Other	1,169		973		917

Total assets	$27,259		$24,154		$21,245

Liabilities and shareholders' investment
Accounts payable	$4,187		$4,160		$3,735
Current portion of long-term debt and notes payable	1,583		905		580
Other	2,031		1,989		1,886

Total current liabilities	7,801		7,054		6,201
Long-term debt	9,735		8,088		6,999
Deferred income taxes and other	1,206		1,152		1,047
Shareholders' investment	8,517		7,860		6,998

Total liabilities and shareholders' investment	$27,259		$24,154		$21,245

Common shares outstanding	908.4		905.2		901.7

*  The February 2, 2002 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(Millions)	Six Months Ended

	August 3 ,	August 4 ,
(Unaudited)	2002	2001

Operating activities
Net earnings	$689	$525
Reconciliation to cash flow:
Depreciation and amortization	584	515
Bad debt provision	192	–
Other non-cash items affecting earnings	106	56
Changes in operating accounts providing/(requiring) cash:
Accounts receivable	(665)	–
Inventory	(100)	(160)
Other current assets	(197)	(142)
Other assets	(121)	(67)
Accounts payable	27	159
Accrued liabilities	13	(97)
Income taxes payable	20	94
Other	19	–

Cash flow provided by operations	567	883

Investing activities
Expenditures for property and equipment	(1,479)	(1,586)
Decrease in receivable-backed securities	–	220
Proceeds from disposals of property and equipment	11	10

Cash flow required by investing activities	(1,468)	(1,356)

Net financing requirements	(901)	(473)

Financing activities
Decrease in notes payable, net	–	(247)
Additions to long-term debt	2,500	1,750
Reductions of long-term debt	(245)	(476)
Dividends paid	(109)	(99)
Repurchase of stock	–	(14)
Other	11	1

Cash flow provided by financing activities	2,157	915

Net increase in cash and cash equivalents	1,256	442
Cash and cash equivalents at beginning of year	499	356

Cash and cash equivalents at end of period	$1,755	$798

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

Derivatives

During the second quarter, we entered into an interest rate swap with a notional amount of $400 million. The swap hedges the fair value of certain debt by effectively converting interest from fixed rate to variable. During the quarter we also terminated an interest rate swap with a notional amount of $500 million. This transaction did not have a material impact on net earnings for the quarter.

During the first quarter we entered into an interest rate swap with a notional amount of $500 million.

The fair value of our outstanding swaps is reflected in the financial statements and any "hedge ineffectiveness" is recognized in interest expense. At August 3, 2002, the fair value of our existing swaps was immaterial.

Goodwill and Other Intangible Assets

In the first quarter, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." We have complied with all of the adoption provisions of the Statement. The adoption of SFAS No. 142 reduced second quarter and year to date amortization expense by approximately $3 million and $5 million, respectively (less than $.01 per share). Additionally, we have completed our initial impairment test and concluded that our $155 million of goodwill and indefinite lived intangible assets are not impaired.

Per Share Data

	Basic EPS												Diluted EPS

	Three Months Ended				Six Months Ended				Twelve Months Ended				Three Months Ended				Six Months Ended				Twelve Months Ended
	Aug 3	,	Aug 4	,	Aug 3	,	Aug 4	,	Aug 3	,	Aug 4	,	Aug 3	,	Aug 4	,	Aug 3	,	Aug 4	,	Aug 3	,	Aug 4	,
	2002		2001		2002		2001		2002		2001		2002		2001		2002		2001		2002		2001
Net earnings	$344		$271		$689		$525		$1,532		$1,292		$344		$271		$689		$525		$1,532		$1,292
Weighted average common shares outstanding	907.9		901.0		907.2		900.0		905.1		899.2		907.9		901.0		907.2		900.0		905.1		899.2
Stock options	—		—		—		—		—		—		5.1		7.9		6.7		8.7		7.3		8.9
Put options	—		—		—		—		—		—		—		—		—		—		—		.1

Total common equivalent shares outstanding	907.9		901.0		907.2		900.0		905.1		899.2		913.0		908.9		913.9		908.7		912.4		908.2

Earnings per share	$.38		$.30		$.76		$.58		$1.69		$1.44		$.38		$.30		$.75		$.58		$1.68		$1.43

Share Repurchase Program

Prior to 2001, our Board of Directors authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 40.5 million shares of our common stock at a total cost of $1,186 million ($29.29 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended. Consequently, common stock repurchases did not have a material impact on our second quarter or year to date 2002 earnings and financial position.

Long-term Debt

During the second quarter and first half of 2002, we repurchased $46 million and $50 million, respectively, of long-term debt with a weighted average interest rate of approximately 9.7 percent for each period. These transactions resulted in a pre-tax loss of $16 million and $18 million ($.01 per share) in the second quarter and first half of 2002, respectively, which is included in interest expense in the Consolidated Results of Operations.

During the second quarter we issued $750 million of long-term debt, bearing interest at 5.38 percent, maturing in June 2009. Also during the quarter, Target Receivables Corporation sold, through the Target Credit Card Master Trust, $750 million of credit card receivables to the public in a secured debt transaction. This issue of receivable-backed securities has an expected maturity of five years and a floating rate initially set at 1.99 percent. During the first quarter we issued $1 billion of long-term debt, bearing interest at 5.88 percent, maturing in March 2012.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $332 million at August 3, 2002 and $261 million at February 2, 2002.

Benefit Plans

Certain non-qualified pension and survivor benefits owed to current executives were exchanged for deferrals in an existing defined contribution employee benefit plan. Additionally, certain retired executives accepted our offer to exchange our obligation to them in a frozen non-qualified plan for deferrals in the existing defined contribution plan. These exchanges resulted in second quarter pre-tax net expense of $15 million ($.01 per share) and year to date pre-tax net expense of $35 million ($.02 per share). These amounts reflect $20 million and $47 million for the quarter and year to date, respectively, of additional defined contribution plan benefits expense partially offset by reduced net pension expense.

We will enjoy lower future expenses as a result of these transactions because they were designed to be economically neutral or slightly favorable to us.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended					Six Months Ended
	August 3	,	August 4	,	%	August 3	,	August 4	,	%
	2002		2001		Change	2002		2001		Change
Target	$8,499		$7,311		16.2%	$16,528		$14,082		17.4%
Mervyn's	886		931		(4.9)	1,749		1,802		(3.0)
Marshall Field's	589		598		(1.4)	1,214		1,227		(1.1)
Other	94		101		(7.8)	171		164		4.5

Total	$10,068		$8,941		12.6%	$19,662		$17,275		13.8%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Six Months Ended
	August 3 ,	August 4 ,	%	August 3 ,	August 4 ,	%
	2002	2001	Change	2002	2001	Change
Target	$708	$522	35.5%	$1,386	$1,024	35.3%
Mervyn's	59	60	(1.2)	111	108	3.0
Marshall Field's	18	16	18.0	50	39	28.8

Total pre-tax segment profit	785	598	31.4	1,547	1,171	32.1
Securitization adjustment (interest equivalent)	–	(13)		–	(25)
Interest expense	(154)	(109)		(289)	(216)
Other	(72)	(37)		(143)	(82)

Earnings before income taxes	$559	$439	27.4%	$1,115	$848	31.5%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Second quarter 2002 net earnings were $344 million, or $.38 per share, compared with $271 million, or $.30 per share, for the same period last year. First half 2002 net earnings were $689 million, or $.75 per share, compared with $525 million, or $.58 per share for first half 2001.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 12.6 percent to $10,068 million compared with $8,941 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 3.0 percent. Our revenue growth reflected Target's new store expansion and comparable-store sales growth combined with growth in our credit card operations.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Six Months Percentage Change
Target	4.4%	5.6%
Mervyn's	(5.1)	(3.3)
Marshall Field's	(2.5)	(2.3)

Total	3.0%	4.1%

Gross Margin Rate

The gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the second quarter, our gross margin rate was favorable to the second quarter of last year, reflecting strong gross margin rate improvement at Target and Mervyn's.

Operating Expense Rate

The operating expense rate represents selling, general and administrative expense as a percent of sales. In the second quarter, our operating expense rate was unfavorable to the second quarter of last year, as growth in expense was only partially offset by the benefit of overall growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

We define pre-tax segment profit as earnings before LIFO, securitization effects, interest, other expense and unusual items. Our second quarter pre-tax segment profit increased 31.4 percent to $785 million compared with $598 million for the same period a year ago. Pre-tax segment profit in the first half of 2002 increased 32.1 percent to $1,547 million compared with $1,171 million for the same period a year ago. During the second quarter 2002, Target's pre-tax profit increased 35.5 percent from the same period a year ago while Mervyn's pre-tax profit decreased 1.2 percent and Marshall Field's pre-tax profit improved 18.0 percent. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

The total of interest expense and interest equivalent was $154 million and $289 million in the second quarter and first half of 2002, representing a $32 million and $48 million increase, respectively, from the same periods last year. The increase in interest expense and interest equivalent was due to the repurchase of high interest rate debt at a premium and higher average funded balances, partially offset by the benefit of a lower average portfolio interest rate. For analytical purposes, the amounts that represented payments accrued to holders of sold securitized receivables prior to August 22, 2001 are considered as "interest equivalent." After that date such payments constitute interest expense.

Our estimated annual effective income tax rate is 38.2 percent in 2002, compared with 38.0 percent for 2001.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

For the second quarter, total gross receivables serviced increased $1,949 million, or 72.5 percent, over the second quarter of last year. The growth in receivables serviced was driven by the company's national roll-out of the Target Visa card. Inventory increased $141 million, or 3.2 percent, over the second quarter of last year primarily reflecting new square footage growth at Target. The inventory growth was more than fully funded by a $452 million, or 12 percent, increase in accounts payable.

Capital expenditures for the first half of 2002 were $1,479 million, compared with $1,586 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target stores accounted for 94 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements.

Credit Card Operations (Millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit on an accounts receivable serviced basis was as follows:

	Three Months Ended				Six Months Ended
	August 3	,	August 4	,	August 3	,	August 4	,
	2002		2001		2002		2001
Revenues
Finance charges, late fees and other revenues	$262		$175		$506		$350
Merchant fees
Intracompany	23		22		45		44
Third-party	15		1		29		2

Total revenues	300		198		580		396

Expenses
Bad debt	103		45		192		81
Operations and marketing	68		50		144		102

Total expenses	171		95		336		183

Pre-tax credit contribution	$129		$103		$244		$213

Total receivables serviced were as follows:

	August 3	,	August 4	,
	2002		2001
Target
Guest Card	$865		$1,255
Target Visa	2,534		131
Mervyn's	586		639
Marshall Field's	651		662

Quarter-end receivables serviced	$4,636		$2,687
Past due*	5.6%		6.8%

Average receivables serviced	$4,301		$2,732

*Accounts with two or more payments past due as a percent of total outstanding receivables.

The allowance for doubtful accounts on serviced receivables was as follows:

	Three Months Ended		Six Months Ended
	August 3 ,	August 4 ,	August 3 ,	August 4 ,
	2002	2001	2002	2001
Allowance at beginning of period	$297	$207	$261	$211
Bad debt provision	103	45	192	81
Net write-offs	(68)	(39)	(121)	(79)

Allowance at end of period	$332	$213	$332	$213
As a percent of period-end receivables serviced	7.2%	7.9%	7.2%	7.9%

As a multiple of current 12 months net write-offs	1.5	1.4	1.5	1.4

Store Data

During the quarter, we opened a total of 33 new Target stores. Net of relocations and closings, these openings included 19 discount stores and 7 SuperTarget stores. At August 3, 2002, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	August 3	,	Feb. 2	,	August 4	,	August 3	,	Feb. 2	,	August 4	,
	2002		2002		2001		2002		2002		2001
Target	1,107		1,053		1,019		133,811		125,203		119,822
Mervyn's	264		264		265		21,425		21,425		21,480
Marshall Field's	64		64		64		14,638		14,638		14,638

Total	1,435		1,381		1,348		169,874		161,266		155,940

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

	Three Months Ended					Six Months Ended
	August 3	,	August 4	,	%	August 3 ,	August 4 ,	%
	2002		2001		Change	2002	2001	Change
Target	$931		$709		31.2%	$1,830	$1,395	31.1%
Mervyn's	86		91		(5.2)	167	171	(1.9)
Marshall Field's	49		50		(0.3)	113	107	5.8

Total segment EBITDA	$1,066		$850		25.5%	$2,110	$1,673	26.1
Segment depreciation and amortization	(281)		(252)			(563)	(502)

Pre-tax segment profit	$785		$598		31.4%	$1,547	$1,171	32.1%

Cash flows provided by/(used for):
Operating activities						$567	$883
Investing activities						(1,468)	(1,356)
Financing activities						2,157	915

Net increase in cash and cash equivalents						$1,256	$442

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits
	(2).	Not applicable
	(4)A.	Amended and Restated Rights Agreement, dated as of August 5, 2002, between Target Corporation and Mellon Investor Services LLC.
	(4)B.	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10).	Not applicable
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
b)	Reports on Form 8-K:
Form 8-K filed July 11, 2002, providing the News Release relating to June sales results.
Form 8-K filed August 8, 2002, providing the News Release relating to July sales results.
Form 8-K filed August 15, 2002, providing the News Release relating to second quarter results.
Form 8-K filed September 5, 2002, providing the News Release relating to August sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: September 13, 2002	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Certifications

I, Robert J. Ulrich, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Target Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
/s/ Robert J. Ulrich Robert J. Ulrich Chairman of the Board and Chief Executive Officer

I, Douglas A. Scovanner, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Target Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: September 13, 2002
/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Exhibit Index
(10).	Amended and Restated Rights Agreement
(12).	Statements re Computations of Ratios