Form 10-Q
period 2002-11-02
TARGET CORP
filed 2002-12-10
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2002

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of common stock as of November 2, 2002 was 908,771,586.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)		Three Months Ended						Nine Months Ended						Twelve Months Ended

		November 2	,		November 3	,		November 2	,		November 3	,		November 2	,		November 3	,
(Unaudited)		2002			2001			2002			2001			2002			2001

Sales		$9,884			$9,148			$29,011			$26,129			$41,996			$38,291
Net credit revenues		310			183			845			477			1,080			619

Total revenues		10,194			9,331			29,856			26,606			43,076			38,910

Cost of sales		6,736			6,337			19,698			18,022			28,819			26,636
Selling, general and administrative expense		2,364			2,143			6,740			6,004			9,197			8,347
Credit expense		196			150			532			300			695			384
Depreciation and amortization		305			281			889			796			1,172			1,043
Interest expense		145			122			434			338			569			460

Earnings before income taxes		448			298			1,563			1,146			2,624			2,040
Provision for income taxes		171			113			597			436			1,000			778

Net earnings		$277			$185			$966			$710			$1,624			$1,262

Basic earnings per share	$	..31		$	..20			$1.06		$	..79			$1.79			$1.40

Diluted earnings per share	$	..30		$	..20			$1.06		$	..78			$1.78			$1.39

Dividends declared per common share	$	..060		$	..055		$	..180		$	..165		$	..240		$	..220
Weighted average common shares outstanding:
Basic		908.5			902.3			907.6			900.7			906.7			899.7
Diluted		914.0			908.3			913.9			908.5			913.8			908.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
	November 2	,	February 2	,	November 3	,
(Millions)	2002		2002	*	2001

Assets	(Unaudited)				(Unaudited)
Cash and cash equivalents	$834		$499		$424
Accounts receivable, net	4,882		3,831		2,709
Inventory	5,612		4,449		5,780
Other	1,147		869		959

Total current assets	12,475		9,648		9,872
Property and equipment
Property and equipment	20,311		18,442		17,850
Accumulated depreciation	(5,433)		(4,909)		(4,773)
Property and equipment, net	14,878		13,533		13,077
Other	1,322		973		913

Total assets	$28,675		$24,154		$23,862

Liabilities and shareholders' investment
Accounts payable	$4,927		$4,160		$4,451
Current portion of long-term debt and notes payable	1,374		905		717
Other	1,836		1,989		1,770

Total current liabilities	8,137		7,054		6,938
Long-term debt	10,559		8,088		8,711
Deferred income taxes and other	1,223		1,152		1,055
Shareholders' investment	8,756		7,860		7,158

Total liabilities and shareholders' investment	$28,675		$24,154		$23,862

Common shares outstanding	908.8		905.2		902.8

*  The February 2, 2002 Consolidated Statement of Financial Position is condensed from the audited financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(Millions)	Nine Months Ended

	November 2 ,	November 3 ,
(Unaudited)	2002	2001

Operating activities
Net earnings	$966	$710
Reconciliation to cash flow:
Depreciation and amortization	889	796
Bad debt provision	310	142
Other non-cash items affecting earnings	170	178
Changes in operating accounts providing/(requiring) cash:
Accounts receivable	(1,362)	17
Inventory	(1,163)	(1,532)
Other current assets	(244)	(217)
Other assets	(169)	(92)
Accounts payable	767	875
Accrued liabilities	(45)	(47)
Income taxes payable	(113)	(70)
Other	30	–

Cash flow provided by operations	36	760

Investing activities
Expenditures for property and equipment	(2,393)	(2,418)
Decrease in receivable-backed securities	–	(174)
Proceeds from disposals of property and equipment	15	18

Cash flow required by investing activities	(2,378)	(2,574)

Net financing requirements	(2,342)	(1,814)

Financing activities
Increase/(decrease) in notes payable, net	416	(455)
Additions to long-term debt	3,100	3,250
Reductions of long-term debt	(667)	(747)
Dividends paid	(163)	(149)
Repurchase of stock	(14)	(14)
Other	5	(3)

Cash flow provided by financing activities	2,677	1,882

Net increase in cash and cash equivalents	335	68
Cash and cash equivalents at beginning of year	499	356

Cash and cash equivalents at end of period	$834	$424

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

Derivatives

During the second quarter, we entered into an interest rate swap with a notional amount of $400 million. The swap hedges the fair value of certain debt by effectively converting interest from fixed rate to variable. We also terminated an interest rate swap with a notional amount of $500 million, which did not have a material impact on net earnings.

During the first quarter, we entered into an interest rate swap with a notional amount of $500 million. The fair value of our outstanding swaps is reflected in the financial statements and any "hedge ineffectiveness" is recognized in interest expense.

At November 2, 2002, the fair value of our existing swaps was immaterial.

Goodwill and Other Intangible Assets

In the first quarter, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." We have complied with all of the adoption provisions of the Statement. The adoption of SFAS No. 142 reduced third quarter and year-to-date amortization expense by approximately $3 million and $8 million, respectively (less than $.01 per share). Additionally, we have completed our initial impairment test and concluded that our $155 million of goodwill and indefinite lived intangible assets are not impaired.

Per Share Data

	Basic EPS												Diluted EPS

	Three Months Ended				Nine Months Ended				Twelve Months Ended				Three Months Ended				Nine Months Ended				Twelve Months Ended
	Nov. 2	,	Nov. 3	,	Nov. 2	,	Nov. 3	,	Nov. 2	,	Nov. 3	,	Nov. 2	,	Nov. 3	,	Nov. 2	,	Nov. 3	,	Nov. 2	,	Nov. 3	,
	2002		2001		2002		2001		2002		2001		2002		2001		2002		2001		2002		2001
Net earnings	$277		$185		$966		$710		$1,624		$1,262		$277		$185		$966		$710		$1,624		$1,262
Weighted average common shares outstanding	908.5		902.3		907.6		900.7		906.7		899.7		908.5		902.3		907.6		900.7		906.7		899.7
Stock options	—		—		—		—		—		—		5.5		6.0		6.3		7.8		7.1		8.7

Total common equivalent shares outstanding	908.5		902.3		907.6		900.7		906.7		899.7		914.0		908.3		913.9		908.5		913.8		908.4

Earnings per share	$.31		$.20		$1.06		$.79		$1.79		$1.40		$.30		$.20		$1.06		$.78		$1.78		$1.39

Share Repurchase Program

Prior to 2001, our Board of Directors authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 41.0 million shares of our common stock at a total cost of $1,199 million ($29.27 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended and did not have a material impact on our third quarter or year-to-date 2002 earnings and financial position.

Long-term Debt

During the third quarter and first nine months of 2002, we repurchased $16 million and $66 million, respectively, of long-term debt with a weighted average interest rate of approximately 9.6 percent and 9.7 percent, respectively. These transactions resulted in a pre-tax loss of $5 million and $24 million (less than $.01 and $.02 per share, respectively) in the third quarter and first nine months of 2002, respectively, which is included in interest expense in the Consolidated Results of Operations.

During the third quarter, we issued $600 million of long-term debt, bearing interest at 6.35 percent, maturing in November 2032. Proceeds of this issuance were used for general corporate purposes.

During the second quarter, we issued $750 million of long-term debt, bearing interest at 5.38 percent, maturing in June 2009. Also during the quarter, Target Receivables Corporation sold, through the Target Credit Card Master Trust, $750 million of credit card receivables to the public in a secured debt transaction. This issue of receivable-backed securities has an expected maturity of five years and a floating rate initially set at 1.99 percent. During the first quarter, we issued $1 billion of long-term debt, bearing interest at 5.88 percent, maturing in March 2012.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $360 million on November 2, 2002 and $261 million on February 2, 2002.

Benefit Plans

During the year, certain non-qualified pension and survivor benefits owed to current executives were exchanged for deferrals in an existing defined contribution employee benefit plan. Additionally, certain retired executives accepted our offer to exchange our obligation to them in a frozen non-qualified plan for deferrals in the existing defined contribution plan. These exchanges have resulted in year-to-date pre-tax net expense of $35 million ($.02 per share). This amount reflects $47 million of additional defined contribution plan benefits expense partially offset by reduced net pension expense.

We will enjoy lower future expenses as a result of these transactions because they were designed to be economically neutral or slightly favorable to us.

Segment Disclosures (Millions)

Revenues by segment were as follows:

	Three Months Ended					Nine Months Ended
	November 2	,	November 3	,	%	November 2	,	November 3	,	%
	2002		2001		Change	2002		2001		Change
Target	$8,459		$7,565		11.8%	$24,987		$21,647		15.4%
Mervyn's	917		960		(4.4)	2,666		2,762		(3.5)
Marshall Field's	677		698		(3.0)	1,891		1,925		(1.8)
Other	141		108		30.8	312		272		14.9

Total	$10,194		$9,331		9.3%	$29,856		$26,606		12.2%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Nine Months Ended
	November 2 ,	November 3 ,	%	November 2 ,	November 3 ,	%
	2002	2001	Change	2002	2001	Change
Target	$537	$444	21.2%	$1,923	$1,468	31.0%
Mervyn's	52	47	10.4	163	155	5.3
Marshall Field's	34	31	8.3	84	70	19.5

Total pre-tax segment profit	623	522	19.5	2,170	1,693	28.2
Securitization adjustment (unusual item)	—	(67)		—	(67)
Securitization adjustment (interest equivalent)	—	(2)		—	(27)
Interest expense	(145)	(122)		(434)	(338)
Other	(30)	(33)		(173)	(115)

Earnings before income taxes	$448	$298	51.0%	$1,563	$1,146	36.6%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Third quarter 2002 net earnings were $277 million, or $.30 per share, compared with $185 million, or $.20 per share, for the same period last year. Net earnings for the first nine months of 2002 were $966 million, or $1.06 per share, compared with $710 million, or $.78 per share for first nine months of 2001. Included in the third quarter and year-to-date 2001 earnings is an unusual pre-tax charge of $67 million, or $.05 per share, to restore $800 million (face value) of previously sold receivable-backed securities to our financial statements at their fair value.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 9.3 percent to $10,194 million compared with $9,331 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) increased 0.1 percent. Our revenue growth reflected Target's new store expansion and growth in our credit card operations.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Nine Months Percentage Change
Target	1.0%	4.0%
Mervyn's	(3.8)	(3.5)
Marshall Field's	(3.2)	(2.6)

Total	0.1%	2.7%

Gross Margin Rate

The gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the third quarter, our gross margin rate was favorable to the third quarter of last year, reflecting gross margin rate improvement at all three divisions.

Operating Expense Rate

The operating expense rate represents selling, general and administrative expense as a percent of sales. In the third quarter, our operating expense rate was unfavorable to the third quarter of last year, as growth in expense was only partially offset by the benefit of overall growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

We define pre-tax segment profit as earnings before LIFO, securitization effects, interest, other expense and unusual items. Our third quarter pre-tax segment profit increased 19.5 percent to $623 million compared with $522 million for the same period a year ago. Pre-tax segment profit in the first nine months of 2002 increased 28.2 percent to $2,170 million compared with $1,693 million for the same period a year ago. In third quarter 2002, Target's pre-tax profit increased 21.2 percent from the same period a year ago while Mervyn's pre-tax profit increased 10.4 percent and Marshall Field's pre-tax profit increased 8.3 percent. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

The total of interest expense and interest equivalent was $145 million and $434 million in the third quarter and first nine months of 2002, representing a $21 million and $69 million increase, respectively, from the same periods last year. The increase in interest expense and interest equivalent was due to higher average funded balances and the repurchase of high interest rate debt, partially offset by the benefit of a lower average portfolio interest rate. For analytical purposes, the amounts that represented payments accrued to holders of sold securitized receivables prior to August 22, 2001 are considered as "interest equivalent." After that date such payments constitute interest expense.

Our estimated annual effective income tax rate is 38.2 percent in 2002, compared with 38.0 percent for 2001.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

For the third quarter, total gross receivables serviced increased $2,317 million, or 79.2 percent, compared with the third quarter of last year. The growth in receivables serviced was driven by continued growth in usage of the Target Visa card. Inventory decreased $168 million, or 2.9 percent, compared with the third quarter of last year primarily reflecting conservative inventory management and a year-over-year change in timing of inventory receipts.

Capital expenditures for the first nine months of 2002 were $2,393 million, compared with $2,418 million for the same period a year ago. The 2001 expenditures included the acquisition of rights to 35 former Montgomery Wards stores. Investment in Target stores accounted for 92 percent of current year capital expenditures.

Our share repurchase program is described in the Notes to Consolidated Financial Statements.

Credit Card Operations (Millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit on an accounts receivable serviced basis was as follows:

	Three Months Ended				Nine Months Ended
	Nov. 2 2002	,	Nov. 3 2001	,	Nov. 2 2002	,	Nov. 3 2001	,
Revenues
Finance charges, late fees and other revenues	$291		$208		$797		$558
Merchant fees
Intracompany	24		23		69		67
Third-party	19		2		48		4

Total revenues	334		233		914		629

Expenses
Bad debt	118		50		310		131
Operations and marketing	78		58		222		160

Total expenses	196		108		532		291

Pre-tax credit contribution	$138		$125		$382		$338

Total receivables serviced were as follows:

	Nov. 2 2002	,	Nov. 3 2001	,
Target
Guest Card	$779		$1,224
Target Visa	3,171		324
Mervyn's	584		640
Marshall Field's	708		737

Quarter-end receivables serviced	$5,242		$2,925
Past due*	5.9%		6.7%

Year-to-date average receivables serviced	$4,525		$2,756

*Accounts with two or more payments past due as a percent of total outstanding receivables.

The allowance for doubtful accounts on serviced receivables was as follows:

	Three Months Ended		Nine Months Ended
	Nov. 2 2002 ,	Nov. 3 2001 ,	Nov. 2 2002 ,	Nov. 3 2001 ,
Allowance at beginning of period	$332	$213	$261	$211
Bad debt provision	118	50	310	131
Net write-offs	(90)	(47)	(211)	(126)

Allowance at end of period	$360	$216	$360	$216
As a percent of period-end receivables serviced	6.9%	7.4%	6.9%	7.4%

As a multiple of current 12 months net write-offs	1.4	1.3	1.4	1.3

Store Data

During the quarter, we opened a total of 49 new Target stores. Net of relocations and closings, these openings included 29 discount stores and 12 SuperTarget stores. At November 2, 2002, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet*
	Nov. 2 2002	,	Feb. 2 2002	,	Nov. 3 2001	,	Nov. 2 2002	,	Feb. 2 2002	,	Nov. 3 2001	,
Target	1,148		1,053		1,055		140,412		125,203		125,396
Mervyn's	264		264		264		21,425		21,425		21,392
Marshall Field's	64		64		64		14,529		14,638		14,638

Total	1,476		1,381		1,383		176,366		161,266		161,426

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

	Three Months Ended					Nine Months Ended
	Nov. 2 2002	,	Nov. 3 2001	,	% Change	Nov. 2 2002 ,	Nov. 3 2001 ,	% Change
Target	$774		$651		19.3%	$2,604	$2,046	27.3%
Mervyn's	80		78		1.3	247	249	(0.9)
Marshall Field's	65		66		(2.2)	178	173	2.8

Total segment EBITDA	$919		$795		15.7%	$3,029	$2,468	22.8
Segment depreciation and amortization	(296)		(273)			(859)	(775)

Pre-tax segment profit	$623		$522		19.5%	$2,170	$1,693	28.2%

Cash flows provided by/(used for):
Operating activities						$36	$760
Investing activities						(2,378)	(2,574)
Financing activities						2,677	1,882

Net increase in cash and cash equivalents						$335	$68

Outlook for Fiscal Year 2002

For the full year, we believe that we are well positioned to deliver strong earnings growth in line with our overall objective to achieve average annual earnings per share growth of 15 percent or more over time. This outlook reflects our significant gross margin rate expansion year-to-date, combined with our expectation of a double-digit increase in revenue for the full year. Our revenue growth is driven by modest growth in comparable store sales as well as contribution from new stores. Additionally, in 2002 we expect profitable incremental growth in our credit card operations, primarily due to the expanded usage and penetration of Target Visa.

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

CONTROLS AND PROCEDURES	TARGET CORPORATION

Within the 90 days prior to the filing date of this report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-14(c) and 15d-14(c) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits
	(2).	Not applicable
	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
	(10)A.	364-Day Credit Agreement, dated June 18, 2002, between Target Corporation and the lenders party thereto.
	(10)B.	Five-Year Credit Agreement, dated June 22, 2000, between Target Corporation and the lenders party thereto.
	(10)C.	First Amendment to Five-Year Credit Agreement, dated June 20, 2001.
	(10)D.	Second Amendment to Five-Year Credit Agreement, dated November 1, 2001.
	(10)E.	Third Amendment to Five-Year Credit Agreement, dated June 18, 2002.
	(10)F.	Amendment to Target Corporation SMG Executive Deferred Compensation Plan.
	(10)G.	Amendment to the Target Corporation Supplemental Pension Plan I, Supplemental Pension Plan II, and Supplemental Pension Plan III.
	(11).	Not applicable
	(12).	Statements re Computations of Ratios
	(15).	Not applicable
	(18).	Not applicable
	(19).	Not applicable
	(22).	Not applicable
	(23).	Not applicable
	(24).	Not applicable
b)	Reports on Form 8-K:

Form 8-K filed September 13, 2002, providing the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer and the Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.
Form 8-K filed October 1, 2002, providing the transcript of the recorded telephone message providing Target Corporation sales results for the week ended September 28, 2002.
Form 8-K filed October 10, 2002, providing the News Release relating to September sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: December 10, 2002	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002
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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 10, 2002
/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Exhibit Index
(10)A.	364-Day Credit Agreement, dated June 18, 2002, between Target Corporation and the lenders party thereto.
(10)B.	Five-Year Credit Agreement, dated June 22, 2000, between Target Corporation and the lenders party thereto.
(10)C.	First Amendment to Five-Year Credit Agreement, dated June 20, 2001.
(10)D.	Second Amendment to Five-Year Credit Agreement, dated November 1, 2001.
(10)E.	Third Amendment to Five-Year Credit Agreement, dated June 18, 2002.
(10)F.	Amendment to the Target Corporation SMG Executive Deferred Compensation Plan.
(10)G.	Amendment to the Target Corporation Supplemental Pension Plan I, Supplemental Pension Plan II, and Supplemental Pension Plan III.
(12).	Statements re Computations of Ratios

QuickLinks

TABLE OF CONTENTS
FINANCIAL INFORMATION
FINANCIAL STATEMENTS
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index