Form 10-K
period 2003-02-01
TARGET CORP
filed 2003-04-14
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X    No

        Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 3, 2002 was $28,093,733,818, based on the closing price of $31.00 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

        Indicate the number of shares outstanding of each of Registrant's classes of Common Stock, as of the latest practicable date. April 1, 2003: 910,601,217 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

        1.      Portions of Registrant's 2002 Annual Report to Shareholders are incorporated into Parts I, II and IV.

        2.      Portions of Registrant's Proxy Statement dated April 14, 2003 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in the Registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.    Business.

        The first paragraph of Fourth Quarter Results, Page 19; Analysis of Financial Condition, Page 20-21; Performance Objectives, Page 21-23; Credit Card Operations, Page 22; first textual paragraph of Summary of Accounting Policies—Organization, Page 28; Business Segment Comparisons, excluding years 1997-1999, Page 35; Quarterly Results (Unaudited), Page 36; the information relating to store locations on Pages 16 and 23, and the information relating to total stores on Page 37, excluding years 1997-1999, of Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference. The Registrant was incorporated in Minnesota in 1902. At the end of fiscal 2002, Registrant employed approximately 306,000 people, including 245,000 at Target Stores, 33,000 at Mervyn's and 26,000 at Marshall Field's.

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

  Available Information

        The Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.target.com as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Item 2.    Properties.

        Leases, Page 32; Owned and Leased Store Locations, Page 32, and the list of store locations on Pages 16 and 23 of Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 3.    Legal Proceedings.

        Commitments and Contingencies, Page 30, of Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item X.    Executive Officers of the Registrant.

        The executive officers of the Registrant as of April 1, 2003 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant; Chairman and Chief Executive Officer of Target Stores (a division of Registrant)	59
Linda L. Ahlers	President of Marshall Field's (a division of Registrant)	52
Todd V. Blackwell	Executive Vice President, Human Resources and Assets Protection of Registrant and of The Associated Merchandising Corporation (a subsidiary of Registrant)	41
Bart Butzer	Executive Vice President of Target Stores	46
Michael R. Francis	Executive Vice President, Marketing of Registrant	40
John D. Griffith	Senior Vice President, Property Development of Registrant	41
James T. Hale	Executive Vice President, General Counsel and Corporate Secretary of Registrant	62
Diane L. Neal	President of Mervyn's	46
Luis A. Padilla	Executive Vice President, Merchandising of Marshall Field's	48
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer of Registrant	47
Paul L. Singer	Senior Vice President, Technology Services and Chief Information Officer of Registrant	49
Gregg W. Steinhafel	President of Target Stores	48
Gerald L. Storch	Vice Chairman of Registrant	46
Ertugrul Tuzcu	Executive Vice President, Store Operations of Marshall Field's	50

        Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of April 1, 2003 is set forth below.

        Robert J. Ulrich  Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant since April 1994. Chairman and Chief Executive Officer of Target Stores since October 1987.

        Linda L. Ahlers  President of Marshall Field's since March 1996 and Executive Vice President, Merchandising of Marshall Field's from August 1995 to March 1996.

        Todd V. Blackwell  Executive Vice President, Human Resources and Assets Protection of Registrant and of The Associated Merchandising Corporation since February 2003. Senior Vice President, Human Resources of Registrant from September 2000 to February 2003. Senior Vice President, Stores of Mervyn's from December 1998 to September 2000 and Regional Vice President, Stores of Mervyn's from August 1995 to December 1998.

        Bart Butzer  Executive Vice President of Target Stores since April 2001. President of Mervyn's from March 1997 to April 2001. Regional Senior Vice President of Target Stores from October 1991 to March 1997.

        Michael R. Francis  Executive Vice President, Marketing of Registrant since February 2003. Senior Vice President, Marketing of Registrant from January 2001 to February 2003. Senior Vice President, Marketing and Visual Merchandising of Marshall Field's from April 1996 to January 2001 and Senior Vice President, Marketing of Marshall Field's from January 1995 to April 1996.

        John D. Griffith  Senior Vice President, Property Development of Registrant since February 2000 and Vice President, Construction of Registrant from January 1999 to February 2000. Vice President, Office Development at Ryan Companies US, Inc., a real estate development company, from 1995 to 1998.

        James T. Hale  Executive Vice President, General Counsel and Corporate Secretary of Registrant since March 2000 and Senior Vice President, General Counsel and Corporate Secretary of Registrant from March 1981 to March 2000.

        Diane L. Neal  President of Mervyn's since April 2001, Divisional Merchandise Manager of Target Stores from February 2001 to April 2001, Director, Merchandise Planning of Target Stores from March 1999 to February 2001, and Director, Sourcing for The Associated Merchandising Corporation, a subsidiary of Registrant, from April 1997 to March 1999.

        Luis A. Padilla  Executive Vice President, Merchandising of Marshall Field's since July 2001 and Senior Vice President, Merchandising, Softlines of Target Stores from July 1994 to July 2001.

        Douglas A. Scovanner  Executive Vice President and Chief Financial Officer of Registrant since February 2000 and Senior Vice President and Chief Financial Officer of Registrant from June 1994 to February 2000.

        Paul L. Singer  Senior Vice President, Technology Services and Chief Information Officer of Registrant since April 2000, Senior Vice President, Information Services of Registrant from February 1999 to April 2000 and Vice President, Information Services of Registrant from October 1993 to February 1999.

        Gregg W. Steinhafel  President of Target Stores since August 1999 and Executive Vice President of Target Stores from July 1994 to August 1999.

        Gerald L. Storch  Vice Chairman of Registrant since January 2001, President, Financial Services and New Businesses of Registrant from May 1998 to January 2001, President, Credit and Senior Vice President, Strategic Business Development of Registrant from May 1997 to May 1998 and Senior Vice President of Registrant from April 1993 to May 1997.

        Ertugrul Tuzcu  Executive Vice President, Store Operations of Marshall Field's since March 1996. Senior Vice President of Marshall Field's from August 1995 to March 1996.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        Dividends Declared Per Share and Common Stock Price, Page 36, of Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 6.    Selected Financial Data.

        The data on years 1998-2002 in the Summary Financial and Operating Data, excluding 1997 and Other Data, Page 37, of Registrant's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's Discussion and Analysis, Pages 17-23, and the last textual paragraph of Pension and Postretirement Health Care Benefits, Page 34, of Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

        The Registrant's operations are not currently subject to market risks of a material nature for interest rates, foreign currency rates, commodity prices or other market price risks.

Item 8.    Financial Statements and Supplementary Data.

        Pages 24-36, excluding years 1997-1999 on Page 35, and the Report of Independent Auditors, Page 38, of Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable.

PART III

        Certain information required by Part III is incorporated by reference from Registrant's definitive Proxy Statement dated April 14, 2003. Except for those portions specifically incorporated in this Form 10-K by reference to Registrant's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant.

        Election of Directors, Pages 5-11, and Section 16(a) Beneficial Ownership Reporting Compliance, Page 25, of Registrant's Proxy Statement dated April 14, 2003, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.    Executive Compensation.

        Executive Compensation, Pages 13-19, and Director Compensation, Page 9, of Registrant's Proxy Statement dated April 14, 2003, are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	34,786,533	(1)	$25.73	24,091,318
Equity compensation plans not approved by security holders	0		—	0

Total	34,786,533		$25.73	24,091,318

(1)
This amount does not include 552,056 Performance Shares granted in 2003 and currently outstanding under Registrant's Long-Term Incentive Plan of 1999. Performance shares do not have an exercise price because their value is dependent upon the achievement by the Registrant of certain performance goals over a period of time. Performance shares may be paid in Common Stock or cash, at the discretion of Registrant's Compensation Committee.

        Largest Owners of Registrant's Shares, Page 12, and Share Ownership of Directors and Officers, Pages 11-12, of Registrant's Proxy Statement dated April 14, 2003, are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        Not Applicable.

Item 14.    Controls and Procedures.

        Within the 90 days prior to the filing date of this report, the Registrant conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Registrant's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, Registrant's chief executive officer and chief financial officer concluded that Registrant's disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-14(c) and 15d-14(c) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
Financial Statements

  Consolidated Results of Operations for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Consolidated Statements of Financial Position at February 1, 2003 and February 2, 2002.

  Consolidated Statements of Cash Flows for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Consolidated Statements of Shareholders' Investment for the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

  Notes to Consolidated Financial Statements on Pages 28-36, excluding years 1997-99 on Page 35, of Registrant's 2002 Annual Report to Shareholders.

  Report of Independent Auditors on Page 38 of Registrant's 2002 Annual Report to Shareholders.

        The Registrant, through its special purpose subsidiary, Target Receivables Corporation ("TRC"), entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

  Financial Statement Schedule

        For the Years Ended February 1, 2003, February 2, 2002 and February 3, 2001.

    II—Valuation and Qualifying Accounts.

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Reports on Form 8-K

  Form 8-K filed on December 10, 2002, providing the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Form 8-K filed on January 9, 2003, providing the news release relating to Registrant's December sales results.

c)
Exhibits

(3)A.		Restated Articles of Incorporation (as amended January 9, 2002) (1)
B.		By-Laws (as amended through November 11, 1998) (2)
(4)A.		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended (3)
B.		Amended and Restated Rights Agreement, dated as of August 5, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent (4)
C.		Registrant agrees to furnish to the Commission on request copies of instruments with respect to long-term debt.
(10)A.	*	Executive Short-Term Incentive Plan (as amended March 13, 2002) (5)
B.	*	Director Stock Option Plan of 1995 (6)
C.	*	Supplemental Pension Plan I (7)
D.	*	Executive Long-Term Incentive Plan of 1981 (as amended and restated January 13, 1999) (8)

E.	*	Supplemental Pension Plan II (7)
F.	*	Supplemental Pension Plan III (7)
G.	*	Deferred Compensation Plan Senior Management Group
H.	*	Deferred Compensation Plan Directors
I.	*	Income Continuance Policy Statement (as amended through January 13, 1999) (9)
J.	*	SMG Income Continuance Policy Statement (as amended through January 13, 1999) (10)
K.	*	SMG Executive Deferred Compensation Plan (11)
L.	*	Director Deferred Compensation Plan (12)
M.	*	Long-Term Incentive Plan of 1999
N.	*	Executive Excess Long-Term Disability Plan (13)
(12)		Statements re: Computations of Ratios
(13)		2002 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(21)		List of Subsidiaries
(23)		Consent of Independent Auditors
(24)		Powers of Attorney
(99)A.		Registrant's Form 11-K Report for the year ended December 31, 2002
B.		Registrant's Proxy Statement dated April 14, 2003 (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission) (14)
C.		Cautionary Statements Relating to Forward-Looking Information
D.		Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)
Incorporated by reference to Exhibit (3)A to the Registrant's Form 10-K Report for the year ended February 2, 2002.
(2)
Incorporated by reference to Exhibit (3)(ii) to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.
(3)
Incorporated by reference to Exhibit A to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated September 19, 2001.
(4)
Incorporated by reference to Exhibit (4)A to Registrant's Form 10-Q for the quarter ended August 3, 2002.
(5)
Incorporated by reference to Exhibit (10)A to the Registrant's Form 10-K Report for the year ended February 2, 2002.
(6)
Incorporated by reference to Exhibit B to the Registrant's Proxy Statement dated April 19, 1995.
(7)
Incorporated by reference to Exhibit (10)G to the Registrant's Form 10-Q Report for the quarter ended November 2, 2002.
(8)
Incorporated by reference to Exhibit (10)F to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(9)
Incorporated by reference to Exhibit (10)K to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(10)
Incorporated by reference to Exhibit (10)L to the Registrant's Form 10-K Report for the year ended January 30, 1999.
(11)
Incorporated by reference to Exhibit (10)F to the Registrant's Form 10-Q for the quarter ended November 2, 2002.
(12)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on December 21, 2001.
(13)
Incorporated by reference to Exhibit (10)O to the Registrant's Form 10-K Report for the year ended February 3, 2001.
(14)
Incorporated by reference to Registrant's Proxy Statement dated April 14, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 14, 2003		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 14, 2003	/s/ BOB ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer
Dated: April 14, 2003	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer
ROXANNE S. AUSTIN CALVIN DARDEN ROGER A. ENRICO WILLIAM W. GEORGE ELIZABETH HOFFMAN MICHELE J. HOOPER JAMES A. JOHNSON RICHARD M. KOVACEVICH ANNE M. MULCAHY	STEPHEN W. SANGER WARREN R. STALEY GEORGE W. TAMKE SOLOMON D. TRUJILLO ROBERT J. ULRICH	Directors

         Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 14, 2003		Douglas A. Scovanner Attorney-in-Fact

Certifications

I, Robert J. Ulrich, certify that:

1.
I have reviewed this annual report on Form 10-K of Target Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ ROBERT J. ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer

I, Douglas A. Scovanner, certify that:

1.
I have reviewed this annual report on Form 10-K of Target Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President and Chief Financial Officer

TARGET CORPORATION
Schedule II - Valuation and Qualifying Accounts
Fiscal Years 2002, 2001 and 2000

(Millions of Dollars)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of Period	Additions charged to cost, expenses, revenues	Deductions	Balance at end of period
Accounts receivable reserves:
2002	$261	$460	($322)	$399
2001(a)	$0	$352	($91)	$261
2000	—	—	—	—

(a)
Concurrent with our August 22, 2001 issuance of receivable backed securities, SFAS No. 140 (which replaced SFAS No. 125 in its entirety) became the guidance applicable to our receivable-backed securities transactions. As described in detail in the Notes to Consolidated Financial Statements on page 29 of Registrant's Annual Report to Shareholders, this transaction and the application of SFAS No. 140 resulted in a number of accounting changes including the reclassification of the owned receivable-backed securities to accounts receivable at fair value.

EXHIBIT INDEX

Exhibit	Description	Manner of Filing
(3)A.	Restated Articles of Incorporation (as amended January 9, 2002)	Incorporated by Reference
(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference
(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended	Incorporated by Reference
(4)B.	Amended and Restated Rights Agreement, dated as of August 5, 2002 between the Registrant and Mellon Investor Services LLC., as Rights Agent	Incorporated by Reference
(10)A.	Executive Short-Term Incentive Plan (as amended March 13, 2002)	Incorporated by Reference
(10)B.	Director Stock Option Plan of 1995	Incorporated by Reference
(10)C.	Supplemental Pension Plan I	Incorporated by Reference
(10)D.	Executive Long-Term Incentive Plan of 1981 (as amended and restated January 13, 1999)	Incorporated by Reference
(10)E.	Supplemental Pension Plan II	Incorporated by Reference
(10)F.	Supplemental Pension Plan III	Incorporated by Reference
(10)G.	Deferred Compensation Plan Senior Management Group	Filed Electronically
(10)H.	Deferred Compensation Plan Directors	Filed Electronically
(10)I.	Income Continuance Policy Statement (as amended through January 13, 1999)	Incorporated by Reference
(10)J.	SMG Income Continuance Policy Statement (as amended through January 13, 1999)	Incorporated by Reference
(10)K.	SMG Executive Deferred Compensation Plan	Incorporated by Reference
(10)L.	Director Deferred Compensation Plan	Incorporated by Reference
(10)M.	Long-Term Incentive Plan of 1999	Filed Electronically
(10)N.	Executive Excess Long-Term Disability Plan	Incorporated by Reference
(12)	Statements re: Computations of Ratios	Filed Electronically
(13)	2002 Annual Report to Shareholders	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Auditors	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(99)A.	Registrant's Form 11-K Report for the year ended December 31, 2002	Filed Electronically
(99)B.	Registrant's Proxy Statement dated April 14, 2003	Incorporated by Reference
(99)C.	Cautionary Statements Relating to Forward-Looking Information	Filed Electronically
(99)D.	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

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
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Certifications
EXHIBIT INDEX