Form 10-Q
period 2003-05-03
TARGET CORP
filed 2003-06-04
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2003

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of common stock as of May 3, 2003 was 910,756,174.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(millions, except per share data)	Three Months Ended		Twelve Months Ended
(Unaudited)	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
Sales	$9,983	$9,336	$43,369	$40,264
Net credit revenues	339	258	1,276	822

Total revenues	10,322	9,594	44,645	41,086

Cost of sales	6,764	6,322	29,702	27,862
Selling, general and administrative expense	2,326	2,127	9,615	8,701
Credit expense	210	165	810	556
Depreciation and amortization	317	289	1,240	1,112
Interest expense	142	135	595	501

Earnings before income taxes	563	556	2,683	2,354
Provision for income taxes	214	211	1,025	895

Net earnings	$349	$345	$1,658	$1,459

Basic earnings per share	$.38	$.38	$1.82	$1.62

Diluted earnings per share	$.38	$.38	$1.81	$1.60

Dividends declared per common share	$.060	$.060	$.240	$.230
Weighted average common shares outstanding:
Basic	910.3	906.4	909.0	903.4
Diluted	915.1	914.7	914.1	911.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
(millions)	May 3, 2003	February 1, 2003*	May 4, 2002
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$452	$758	$445
Accounts receivable, net	5,275	5,565	3,949
Inventory	4,944	4,760	4,565
Other	1,321	852	1,236

Total current assets	11,992	11,935	10,195
Property and equipment
Property and equipment	21,346	20,936	18,943
Accumulated depreciation	(5,683)	(5,629)	(5,012)

Property and equipment, net	15,663	15,307	13,931
Other	1,517	1,361	1,063

Total assets	$29,172	$28,603	$25,189

Liabilities and shareholders' investment
Accounts payable	$4,411	$4,684	$3,685
Current portion of long-term debt and notes payable	713	975	1,370
Other	1,677	1,864	1,796

Total current liabilities	6,801	7,523	6,851
Long-term debt	11,118	10,186	8,943
Deferred income taxes and other	1,493	1,451	1,201
Shareholders' investment	9,760	9,443	8,194

Total liabilities and shareholders' investment	$29,172	$28,603	$25,189

Common shares outstanding	910.8	909.8	907.2

*    The February 1, 2003 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)	Three Months Ended
(Unaudited)	May 3, 2003	May 4, 2002
Operating activities
Net earnings	$349	$345
Reconciliation to cash flow:
Depreciation and amortization	317	289
Bad debt provision	130	89
Losses on asset sales	1	16
Other non-cash items affecting earnings	(2)	50
Changes in operating accounts requiring cash:
Accounts receivable	160	(207)
Inventory	(184)	(116)
Other current assets	(466)	(316)
Other assets	(88)	(99)
Accounts payable	(273)	(475)
Accrued liabilities	(208)	(117)
Income taxes payable	19	(77)

Cash flow required by operations	(245)	(618)

Investing activities
Expenditures for property and equipment	(674)	(697)
Proceeds from disposals of property and equipment	19	4
Other	—	(1)

Cash flow required by investing activities	(655)	(694)

Net financing requirements	(900)	(1,312)

Financing activities
Increase in notes payable, net	415	311
Additions to long-term debt	700	1,000
Reductions of long-term debt	(466)	(8)
Dividends paid	(55)	(54)
Other	—	9

Cash flow provided by financing activities	594	1,258

Net decrease in cash and cash equivalents	(306)	(54)
Cash and cash equivalents at beginning of period	758	499

Cash and cash equivalents at end of period	$452	$445

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2002 Annual Report to Shareholders throughout pages 28-36. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

New Accounting Pronouncements

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, we adopted this guidance in the first quarter of 2003 and its adoption had no material impact on our sales, net earnings, cash flows or financial position.

Per Share Data

	Basic EPS				Diluted EPS
	Three Months Ended		Twelve Months Ended		Three Months Ended		Twelve Months Ended
(millions, except per share data)	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
Net earnings	$349	$345	$1,658	$1,459	$349	$345	$1,658	$1,459
Basic weighted average common shares outstanding	910.3	906.4	909.0	903.4	910.3	906.4	909.0	903.4
Stock options	—	—	—	—	4.8	8.3	5.1	8.0

Weighted average common shares outstanding	910.3	906.4	909.0	903.4	915.1	914.7	914.1	911.4

Earnings per share	$.38	$.38	$1.82	$1.62	$.38	$.38	$1.81	$1.60

Share Repurchase Program

We maintain a share repurchase program under which our Board of Directors previously authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 41 million shares of our common stock at a total cost of $1,199 million ($29.27 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended. Consequently, common stock repurchases did not have a material impact on our first quarter 2003 earnings and financial position.

Long-term Debt and Derivatives

During the first quarter, we repurchased $2 million of long-term debt with a weighted average interest rate of approximately 9.88 percent. This transaction resulted in a pre-tax loss of less than $1 million (less than $.01 per share), which is included in interest expense in the Consolidated Results of Operations.

Also during the first quarter, we issued $500 million of long-term debt maturing in March 2008 at 3.38 percent and $200 million of long-term debt maturing in May 2018 at 4.88 percent. Proceeds from these issuances were used for general corporate purposes.

Concurrent with the issuance of the $200 million long-term debt maturing in 2018, we entered into an interest rate swap with a notional amount of $200 million. The effect of this swap converts our interest expense to a floating rate, initially set at approximately 1.2 percent. The fair value of our outstanding swaps is reflected in the financial statements as a component of other long-term assets. No ineffectiveness was recognized in the first quarter related to these instruments. At May 3, 2003, the fair value of our existing swaps was $116 million, compared to $110 million at February 1, 2003 and $42 million at May 4, 2002.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $407 million at May 3, 2003, compared to $399 million at February 1, 2003 and $297 million at May 4, 2002.

Stock Option Plans

In the first quarter, we adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." In accordance with the prospective transition method prescribed in SFAS No. 148, the fair value based method will be applied prospectively to awards granted subsequent to February 1, 2003 (the last day of our 2002 fiscal year). Awards granted in fiscal year 2002 and earlier years will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed until the last of those awards vest in January of 2007. The adoption of this method did not have a material impact on our earnings in the first quarter.

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to first quarter 2003 net earnings, cash flows or financial position. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below.

(millions, except per share data)	May 3, 2003	May 4, 2002
Net earnings—as reported	$349	$345
Stock-based employee compensation expense included in reported net earnings, net of tax	1	—
Stock-based employee compensation expense determined under fair value based method, net of tax	(9)	(8)

Net earnings—pro forma	$341	$337
Earnings per share:
Basic—as reported	$.38	$.38
Basic—pro forma	$.37	$.37
Diluted—as reported	$.38	$.38
Diluted—pro forma	$.37	$.37

Segment Disclosures (millions)

Revenues by segment were as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002	% Change
Target	$8,819	$8,029	9.8%
Mervyn's	804	863	(6.8)
Marshall Field's	590	625	(5.6)
Other	109	77	40.3

Total	$10,322	$9,594	7.6%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002	% Change
Target	$734	$678	8.2%
Mervyn's	24	52	(54.4)
Marshall Field's	19	32	(38.6)

Total pre-tax segment profit	777	762	2.0%
Interest expense	(142)	(135)
Other	(72)	(71)

Earnings before income taxes	$563	$556	1.3%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

First quarter 2003 net earnings were $349 million, or $.38 per share, compared with $345 million, or $.38 per share, for the same period last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 7.6 percent to $10,322 million compared with $9,594 million for the same period a year ago. Total comparable-store sales (sales from stores open longer than one year) decreased 0.1 percent. Our revenue growth reflected Target's new store expansion and the growth in our credit card operations.

Year-over-year changes in comparable-store sales by business segment were as follows:

Three Months Percentage Change
Target	1.1%
Mervyn's	(7.3)
Marshall Field's	(4.9)

Total	(0.1)%

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the first quarter, our gross margin rate overall was essentially unchanged from the prior year. Gross margin was slightly favorable to last year at Target stores and modestly lower than last year at both Mervyn's and Marshall Field's.

Operating Expense Rate

Operating expense rate represents selling, general and administrative expense as a percent of sales. It includes buying and occupancy, advertising, start-up and other expense, and excludes expenses associated with our credit card operations and depreciation expense because these items are separately disclosed in our Consolidated Results of Operations. In the first quarter, our operating expense rate was unfavorable to the first quarter of last year due to a lack of sales leverage at all three divisions.

Pre-tax Segment Profit

Our first quarter pre-tax segment profit increased 2.0 percent to $777 million compared with $762 million for the same period a year ago. Target's pre-tax profit increased 8.2 percent. Mervyn's pre-tax profit declined 54 percent and Marshall Field's pre-tax profit declined 39 percent. We define pre-tax segment profit as earnings before LIFO, interest, other expense and unusual items. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

In the first quarter, total interest expense was $142 million, representing a $7 million increase from the first quarter of 2002. The increase in interest expense was due to higher average funded balances, partially offset by the benefit of a lower average portfolio interest rate.

The estimated effective income tax rate was 38.0 percent in the first quarter of 2003 and the first quarter of 2002.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

During the first quarter, total gross receivables increased $1,436 million, or 33.8 percent, over the first quarter of last year. Inventory increased $379 million, or 8.3 percent, over the first quarter of last year primarily reflecting new square footage growth at Target. The inventory growth was more than fully funded by a $726 million, or 19.7 percent, increase in accounts payable.

Capital expenditures for the first three months of 2003 were $674 million, compared with $697 million for the same period a year ago. Investment in Target stores accounted for 93 percent of current year capital expenditures.

We contributed $100 million to our defined benefit plans in both the first quarter of 2003 and the first quarter of 2002.

Credit Card Operations (millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit was as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002
Revenues
Finance charges, late fees and other revenues	$320	$244
Merchant fees
Intracompany	22	22
Third-party	19	14

Total revenues	361	280

Expenses
Bad debt	130	89
Operations and marketing	80	76

Total expenses	210	165

Pre-tax credit card contribution	$151	$115

As a percent of total average receivables	10.4%	11.1%

Total receivables were as follows:

	May 3, 2003	May 4, 2002
Target
Guest Card	$734	$899
Target Visa	3,751	2,053
Mervyn's	541	607
Marshall Field's	656	687

Total quarter-end receivables	$5,682	$4,246

Past Due:
Accounts with three or more payments past due as a percent of total outstanding receivables:
Target Visa	3.3%	1.6%

Proprietary cards	5.1%	4.9%

Total past due	3.9%	3.3%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002
Allowance at beginning of quarter	$399	$261
Bad debt provision	130	89
Net write-offs	(122)	(53)

Allowance at end of quarter	$407	$297

As a percent of quarter-end receivables	7.2%	7.0%

Store Data

During the quarter, we opened a total of 28 new Target stores, including 20 discount stores and 8 SuperTarget stores. In addition, we closed 8 Target stores, 7 of which were relocated and opened as discount or SuperTarget stores. We also opened 1 new Mervyn's store in Las Vegas, Nevada and sold 2 Marshall Field's stores in Columbus, Ohio to The May Department Stores Company.

At May 3, 2003, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	May 3, 2003	Feb. 1, 2003	May 4, 2002	May 3, 2003	Feb. 1, 2003	May 4, 2002
Target	1,167	1,147	1,081	143,573	140,255	129,837
Mervyn's	265	264	264	21,519	21,425	21,425
Marshall Field's	62	64	64	14,439	14,845	14,954

Total	1,494	1,475	1,409	179,531	176,525	166,216

* In thousands, reflects total square feet, less office, warehouse and vacant space.

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

	Three Months Ended
	May 3, 2003	May 4, 2002	% Change
Target	$985	$899	9.6%
Mervyn's	50	81	(38.2)
Marshall Field's	48	64	(23.7)

Total segment EBITDA	1,083	1,044	3.8%
Segment depreciation and amortization	(306)	(282)

Pre-tax segment profit	$777	$762	2.0%

Cash flows provided by/(used for):
Operating activities	$(245)	$(618)
Investing activities	(655)	(694)
Financing activities	594	1,258

Net increase in cash and cash equivalents	$(306)	$(54)

Outlook for Fiscal Year 2003

For the full year, we believe that we are well positioned to deliver another year of profitable market share growth. We expect this performance to be driven by increases in Target stores comparable-store sales, contributions from new store growth at Target and continued growth in contribution from our credit card operations, primarily through the Target Visa credit card.

Interest expense is expected to increase only modestly, if at all, from 2002, as continued growth in the funding necessary to support both Target's expansion and our credit card operations will moderate, and will likely be substantially offset by continued interest rate favorability.

Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended February 1, 2003, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

  a)
  The Corporation held its Annual Shareholders' Meeting on May 21, 2003.

  b)
  The shareholders voted for four director nominees for three-year terms. The vote was as follows:

Name of Candidate	For	Withheld
Richard M. Kovacevich	797,240,547	17,372,759
George W. Tamke	797,043,778	17,569,528
Solomon D. Trujillo	802,008,176	12,605,130
Robert J. Ulrich	797,141,020	17,472,286

    There were no abstentions and no broker non-votes.

  c)
  The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2003. The vote was 788,144,830 for, 19,669,509 against and 6,827,950 abstentions. There were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits
(2).	Not applicable
(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
(10).	Not applicable
(11).	Not applicable
(12).	Statements re Computations of Ratios
(15).	Not applicable
(18).	Not applicable
(19).	Not applicable
(22).	Not applicable
(23).	Not applicable
(24).	Not applicable
(99).	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b)
  Reports on Form 8-K:

    Form 8-K filed February 6, 2003, providing the News Release relating to January sales results.

    Form 8-K filed February 20, 2003, providing the News Release relating to fourth quarter and fiscal year 2002 financial results.

    Form 8-K filed April 10, 2003, providing the News Release relating to March sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: June 4, 2003	By:	/s/ Douglas A. Scovanner Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

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

Date: June 4, 2003

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

Date: June 4, 2003

/s/ Douglas A. Scovanner
Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Exhibit Index

(12).	Statements re Computations of Ratios
(99).	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.