Form 10-Q
period 2003-08-02
TARGET CORP
filed 2003-09-10
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2003

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

The number of shares outstanding of common stock as of August 2, 2003 was 910,937,907.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)	Three Months Ended		Six Months Ended		Twelve Months Ended
(Unaudited)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales	$10,642	$9,791	$20,625	$19,127	$44,220	$41,260
Net credit revenues	342	277	681	535	1,341	953

Total revenues	10,984	10,068	21,306	19,662	45,561	42,213

Cost of sales	7,245	6,640	14,009	12,962	30,307	28,420
Selling, general and administrative expense	2,473	2,249	4,799	4,376	9,839	8,976
Credit expense	203	171	413	336	842	649
Depreciation and amortization	329	295	646	584	1,274	1,148
Interest expense	156	154	298	289	597	546

Earnings before income taxes	578	559	1,141	1,115	2,702	2,474
Provision for income taxes	220	215	434	426	1,030	942

Net earnings	$358	$344	$707	$689	$1,672	$1,532

Basic earnings per share	$.39	$.38	$.78	$.76	$1.84	$1.69

Diluted earnings per share	$.39	$.38	$.77	$.75	$1.83	$1.68

Dividends declared per common share	$.070	$.060	$.130	$.120	$.250	$.235
Weighted average common shares outstanding:
Basic	910.8	907.9	910.5	907.2	909.7	905.1
Diluted	918.1	913.0	916.6	913.9	915.4	912.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
(millions)	August 2, 2003	February 1, 2003*	August 3, 2002
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$429	$758	$1,755
Accounts receivable, net	5,343	5,565	4,304
Inventory	4,944	4,760	4,549
Other	1,257	852	1,112

Total current assets	11,973	11,935	11,720
Property and equipment
Property and equipment	22,095	20,936	19,584
Accumulated depreciation	(5,890)	(5,629)	(5,214)

Property and equipment, net	16,205	15,307	14,370
Other	1,456	1,361	1,169

Total assets	$29,634	$28,603	$27,259

Liabilities and shareholders' investment
Accounts payable	$4,470	$4,684	$4,187
Current portion of long-term debt and notes payable	767	975	1,583
Other	1,724	1,864	2,031

Total current liabilities	6,961	7,523	7,801
Long-term debt	11,088	10,186	9,735
Deferred income taxes and other	1,541	1,451	1,206
Shareholders' investment	10,044	9,443	8,517

Total liabilities and shareholders' investment	$29,634	$28,603	$27,259

Common shares outstanding	910.9	909.8	908.4

*    The February 1, 2003 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)	Six Months Ended
(Unaudited)	August 2, 2003	August 3, 2002
Operating activities
Net earnings	$707	$689
Reconciliation to cash flow:
Depreciation and amortization	646	584
Bad debt provision	261	192
Losses on asset sales	24	36
Other non-cash items affecting earnings	4	70
Changes in operating accounts requiring cash:
Accounts receivable	(39)	(665)
Inventory	(184)	(100)
Other current assets	(418)	(197)
Other assets	(76)	(121)
Accounts payable	(214)	27
Accrued liabilities	(61)	13
Income taxes payable	(86)	20
Other	(1)	19

Cash flow provided by operations	563	567

Investing activities
Expenditures for property and equipment	(1,541)	(1,479)
Proceeds from disposals of property and equipment	25	11

Cash flow required by investing activities	(1,516)	(1,468)

Financing activities
Increase in notes payable, net	692	—
Additions to long-term debt	1,200	2,500
Reductions of long-term debt	(1,167)	(245)
Dividends paid	(109)	(109)
Other	8	11

Cash flow provided by financing activities	624	2,157

Net (decrease)/increase in cash and cash equivalents	(329)	1,256
Cash and cash equivalents at beginning of period	758	499

Cash and cash equivalents at end of period	$429	$1,755

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no material impact on our net earnings, cash flows or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS No. 150 will have a material impact on our net earnings, cash flows or financial position.

Per Share Data

	Basic EPS						Diluted EPS
	Three Months Ended		Six Months Ended		Twelve Months Ended		Three Months Ended		Six Months Ended		Twelve Months Ended
	Aug, 2 2003	Aug, 3 2002	Aug, 2 2003	Aug, 3 2002	Aug, 2 2003	Aug, 3 2002	Aug, 2 2003	Aug, 3 2002	Aug, 2 2003	Aug, 3 2002	Aug, 2 2003	Aug, 3 2002
Net earnings	$358	$344	$707	$689	$1,672	$1,532	$358	$344	$707	$689	$1,672	$1,532
Basic weighted average common shares	910.8	907.9	910.5	907.2	909.7	905.1	910.8	907.9	910.5	907.2	909.7	905.1
Stock options	—	—	—	—	—	—	7.3	5.1	6.1	6.7	5.6	7.3

Weighted average common shares outstanding	910.8	907.9	910.5	907.2	909.7	905.1	918.1	913.0	916.6	913.9	915.4	912.4

Earnings per share	$.39	$.38	$.78	$.76	$1.84	$1.69	$.39	$.38	$.77	$.75	$1.83	$1.68

Share Repurchase Program

We maintain a share repurchase program under which our Board of Directors previously authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 42 million shares of our common stock at a total cost of $1,223 million ($29.34 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended. Consequently, common stock repurchases did not have a material impact on our second quarter or year-to-date 2003 net earnings and financial position.

Long-term Debt and Derivatives

During the second quarter and first half of 2003, we repurchased $295 million and $297 million, respectively, of long-term debt with a weighted average interest rate of approximately 7.8 percent for each period. These transactions resulted in a pre-tax loss of about $15 million (about $.01 per share), which is included in interest expense in the Consolidated Results of Operations.

During the second quarter, we issued $500 million of long-term debt maturing in June 2013 at 4.00 percent. During the first quarter we issued $500 million of long-term debt maturing in March 2008 at 3.38 percent and $200 million of long-term debt maturing in May 2018 at 4.88 percent. Proceeds from these issuances were used for general corporate purposes.

Also in the first quarter, concurrent with the issuance of the $200 million of long-term debt maturing in 2018, we entered into an interest rate swap with a notional amount of $200 million. The effect of this swap converts our interest expense to a floating rate, initially set at 1.13 percent.

The fair value of our outstanding swaps is reflected in the financial statements as a component of other long-term assets. No ineffectiveness was recognized in the second quarter or year-to-date related to these instruments. At August 2, 2003, the fair value of our existing swaps was $64 million, compared to $110 million at February 1, 2003 and $80 million at August 3, 2002.

Subsequent to August 2, 2003, we entered into two interest rate swaps with notional amounts of $400 million and $500 million. The swaps hedge the fair value of certain debt by swapping a fixed rate to variable, initially set at approximately 1.4 percent and 1.3 percent, respectively. We also terminated an interest rate swap with a notional amount of $400 million. These transactions will not have a material impact on net earnings.

Stock Option Plans

In the first quarter, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in accordance with the prospective transition method prescribed in SFAS No. 148 "Accounting For Stock-Based Compensation—Transition and Disclosure." The fair value based method has been applied prospectively to awards granted subsequent to February 1, 2003 (the last day of our 2002 fiscal year). Awards granted in fiscal year 2002 and earlier years will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed until the last of those awards vest in January of 2007. The adoption of this method did not have a material impact on our earnings in the first quarter.

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to second quarter or year-to-date 2003 net earnings, cash flows or financial position. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below.

	Three Months Ended		Six Months Ended
(millions, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net earnings—as reported	$358	$344	$707	$689
Stock-based employee compensation expense included in reported net earnings, net of tax	1	—	2	—
Stock-based employee compensation expense determined under fair value based method, net of tax	(9)	(7)	(18)	(16)

Net earnings—pro forma	$350	$337	$691	$673

Earnings per share:
Basic—as reported	$.39	$.38	$.78	$.76

Basic—pro forma	$.38	$.37	$.76	$.74

Diluted—as reported	$.39	$.38	$.77	$.75

Diluted—pro forma	$.38	$.37	$.75	$.74

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $411 million at August 2, 2003, compared to $399 million at February 1, 2003 and $332 million at August 3, 2002.

Segment Disclosures (millions)

Revenues by segment were as follows:

	Three Months Ended			Six Months Ended
	August 2, 2003	August 3, 2002	% Change	August 2, 2003	August 3, 2002	% Change
Target	$9,458	$8,499	11.3%	$18,277	$16,528	10.6%
Mervyn's	821	886	(7.3)	1,625	1,749	(7.1)
Marshall Field's	569	589	(3.4)	1,159	1,214	(4.5)
Other	136	94	45.8	245	171	43.3

Total	$10,984	$10,068	9.1%	$21,306	$19,662	8.4%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Six Months Ended
	August 2, 2003	August 3, 2002	% Change	August 2, 2003	August 3, 2002	% Change
Target	$749	$708	5.7%	$1,483	$1,386	7.0%
Mervyn's	31	59	(46.1)	55	111	(50.0)
Marshall Field's	13	18	(30.6)	32	50	(35.6)

Total pre-tax segment profit	793	785	1.0	1,570	1,547	1.5
Interest expense	(156)	(154)		(298)	(289)
Other	(59)	(72)		(131)	(143)

Earnings before income taxes	$578	$559	3.5%	$1,141	$1,115	2.4%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Second quarter 2003 net earnings were $358 million, or $.39 per share, compared with $344 million, or $.38 per share, for the same period last year. First half 2003 net earnings were $707 million, or $.77 per share, compared with $689 million, or $.75 per share for the first half of 2002.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 9.1 percent to $10,984 million compared with $10,068 million for the same period a year ago. For the six month period ending August 2, 2003, total revenues increased 8.4 percent to $21,306 compared with $19,662 million for the same period a year ago. Our revenue growth reflected Target's new store expansion and comparable-store sales increases, as well as the growth in our credit card operations.

Total comparable-store sales (sales from stores open longer than one year) increased 1.5 percent and 0.7 percent, respectively, for the quarter and six month period ended August 2, 2003.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Six Months Percentage Change
Target	2.7%	1.9%
Mervyn's	(7.9)	(7.6)
Marshall Field's	(2.4)	(3.7)

Total	1.5%	0.7%

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the second quarter, our overall gross margin rate was unfavorable to the prior year, principally due to the mix impact of more rapid growth at Target, our lowest gross margin rate division.

Operating Expense Rate

Operating expense rate represents selling, general and administrative expense as a percent of sales. It includes buying and occupancy, advertising, start-up and other expense, and excludes expenses associated with our credit card operations and depreciation expense because these items are separately disclosed in our Consolidated Results of Operations. In the second quarter and first half of 2003, our operating expense rate was slightly unfavorable to last year due to a lack of sales leverage at all three divisions.

Pre-tax Segment Profit

Our second quarter pre-tax segment profit increased 1.0 percent to $793 million compared with $785 million for the same period a year ago. Pre-tax segment profit in the first half of 2003 increased 1.5 percent to $1,570 million compared with $1,547 million for the same period a year ago. During the second quarter of 2003, Target's pre-tax profit increased 5.7 percent. Mervyn's pre-tax profit declined 46 percent and Marshall Field's pre-tax profit declined 31 percent. We define pre-tax segment profit as earnings before LIFO, interest, other expense and unusual items. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

In the second quarter and first half of 2003, total interest expense was $156 million and $298 million, representing a $2 million and $9 million increase from the second quarter and first half of 2002. The increase in interest expense was due to higher average funded balances, partially offset by the benefit of a lower average portfolio interest rate.

The estimated annual effective income tax rate is 38.0 percent in 2003 compared with 38.2 percent for 2002.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

During the second quarter, total gross receivables increased $1,118 million, or 24 percent, over the second quarter of last year. Inventory increased $395 million, or 8.7 percent, over the second quarter of last year primarily reflecting square footage growth at Target. The inventory growth was partially funded by a $283 million, or 6.8 percent, increase in accounts payable.

Capital expenditures for the first half of 2003 were $1,541 million, compared with $1,479 million for the same period a year ago. Investment in Target stores accounted for 92 percent of current year capital expenditures.

We contributed $100 million to our defined benefit plans in both the first half of 2003 and 2002.

Our share repurchase program is described in the Notes to Consolidated Financial Statements.

Credit Card Operations (millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Revenues
Finance charges, late fees and other revenues	$322	$262	$642	$506
Merchant fees
Intracompany	21	23	43	45
Third-party	20	15	39	29

Total revenues	363	300	724	580

Expenses
Bad debt	131	103	261	192
Operations and marketing	72	68	152	144

Total expenses	203	171	413	336

Pre-tax credit card contribution	$160	$129	$311	$244

As a percent of total average receivables	11.2%	11.5%	10.8%	11.3%

Total receivables were as follows:

	August 2, 2003	August 3, 2002
Target
Guest Card	$733	$865
Target Visa	3,890	2,534
Mervyn's	519	586
Marshall Field's	612	651

Total quarter-end receivables	$5,754	$4,636

Past Due:
Accounts with three or more payments past due as a percent of total outstanding receivables:
Target Visa	3.5%	2.4%

Proprietary cards	5.2%	5.2%

Total past due	4.0%	3.7%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Allowance at beginning of period	$407	$297	$399	$261
Bad debt provision	131	103	261	192
Net write-offs	(127)	(68)	(249)	(121)

Allowance at end of period	$411	$332	$411	$332

As a percent of period-end receivables	7.1%	7.2%	7.1%	7.2%

A summary of other credit card contribution information is as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Total revenues
Target Visa	$211	$136	$412	$243

Proprietary cards	$152	$164	$312	$337

Total revenues as a percent of average receivables (annualized):

Target Visa	22.1%	23.6%	21.8%	23.7%

Proprietary cards	32.1%	30.5%	31.7%	30.0%

Net write-offs
Target Visa	$89	$27	$169	$38

Proprietary cards	$38	$41	$80	$83

Net write-offs as a percent of average receivables (annualized):

Target Visa	9.3%	4.8%	8.9%	3.7%

Proprietary cards	8.0%	7.5%	8.1%	7.4%

Average Receivables
Target Visa	$3,820	$2,296	$3,786	$2,052
Proprietary cards	1,898	2,150	1,970	2,249

Total average receivables	$5,718	$4,446	$5,756	$4,301

Store Data

During the quarter, we opened a total of 28 new Target stores. Net of relocations and closings, these openings included 20 discount stores and 4 SuperTarget stores. We also opened a new Mervyn's store in Folsom, California. At August 2, 2003, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet**
	August 2, 2003		Feb. 1, 2003		August 3, 2002		August 2, 2003	Feb. 1, 2003	August 3, 2002
Target	1,191	*	1,147	*	1,107	*	147,025	140,255	133,861
Mervyn's	266		264		264		21,600	21,425	21,425
Marshall Field's	62		64		64		14,439	14,845	14,954

Total	1,519		1,475		1,435		183,064	176,525	170,240

* Includes 106, 94 and 82 SuperTargets as of August 2, 2003, February 1, 2003 and August 3, 2002, respectively.

** In thousands, reflects total square feet, less office, warehouse and vacant space.

Supplemental Information (millions)

We provide the following supplemental information derived from our financial statements because we believe it provides a meaningful aid to the analysis of our performance by segment. We define segment EBITDA as pre-tax segment profit before depreciation and amortization expense. Our definition of EBITDA and pre-tax segment profit may differ from definitions used by other companies. This presentation is not intended to be a substitute for GAAP reported measures of profitability and cash flow. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements. Segment EBITDA and the reconciliation to pre-tax segment profit were as follows:

	Three Months Ended			Six Months Ended
	August 2, 2003	August 3, 2002	% Change	August 2, 2003	August 3, 2002	% Change
Target	$1,012	$931	8.7%	$1,997	$1,830	9.1%
Mervyn's	58	86	(32.6)	108	167	(35.3)
Marshall Field's	42	49	(16.4)	90	113	(20.5)

Total segment EBITDA	$1,112	$1,066	4.2%	$2,195	$2,110	4.0%
Segment depreciation and amortization	(319)	(281)		(625)	(563)

Pre-tax segment profit	$793	$785	1.0%	$1,570	$1,547	1.5%

Cash flows provided by / (used for):
Operating activities				$563	$567
Investing activities				(1,516)	(1,468)
Financing activities				624	2,157

Net (decrease)/ increase in cash and cash equivalents				$(329)	$1,256

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

We may or may not enter into long-term debt repurchase transactions during the balance of the year. Excluding the effect, if any, of such transactions, we expect interest expense to be modestly below prior year levels during this period, because we expect the adverse effect on our interest expense of our incremental funding needs will be more than offset by the ongoing benefit of lower interest rates.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits
(2).	Not applicable
(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.
(10)A.	Long-Term Incentive Plan of 1999
(10)B.	Executive Long-Term Incentive Plan of 1981
(10)C.	Director Stock Option Plan of 1995
(11).	Not applicable
(12).	Statements re Computations of Ratios
(15).	Not applicable
(18).	Not applicable
(19).	Not applicable
(22).	Not applicable
(23).	Not applicable
(24).	Not applicable
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)A.	Corporation's 364-Day Credit Agreement dated June 16, 2003(1)
(99)B.	Corporation's Five-Year Credit Agreement dated June 16, 2003(2)

(1)
Incorporated by reference to Exhibit (99)A to the Registrant's Form 10-Q Report for the period ended August 2, 2003.

(2)
Incorporated by reference to Exhibit (99)B to the Registrant's Form 10-Q Report for the period ended August 2, 2003.

b)
Reports on Form 8-K:

    Form 8-K filed May 15, 2003 providing the Corporation's news release dated May 15, 2003 containing its financial results for the quarter ended May, 3, 2003.

    Form 8-K filed June 26, 2003 providing the Corporation's 364-Day Credit Agreement dated June 16, 2003 and the Corporations Five-Year Credit Agreement dated June 16, 2003.

    Form 8-K filed July 10, 2003 providing the News Release relating to June sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: September 10, 2003	By:
Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing
(10)A.	Long-Term Incentive Plan of 1999	Filed Electronically
(10)B.	Executive Long-Term Incentive Plan of 1981	Filed Electronically
(10)C.	Director Stock Option Plan of 1995	Filed Electronically
(12).	Statements re Computations of Ratios	Filed Electronically
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(99)A.	Corporation's 364-Day Credit Agreement dated June 16, 2003.	Incorporated by Reference
(99)B.	Corporation's Five-Year Credit Agreement dated June 16, 2003.	Incorporated by Reference