Form 10-Q
period 2003-11-01
TARGET CORP
filed 2003-12-09
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2003

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

The number of shares outstanding of common stock as of November 1, 2003 was 911,461,876.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(Millions, except per share data)	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Unaudited)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Sales	$10,942	$9,884	$31,567	$29,011	$45,278	$41,996
Net credit revenues	344	310	1,025	845	1,375	1,080

Total revenues	11,286	10,194	32,592	29,856	46,653	43,076

Cost of sales	7,444	6,736	21,386	19,698	30,948	28,819
Selling, general and administrative expense	2,695	2,364	7,561	6,740	10,237	9,197
Credit expense	205	196	618	532	851	695
Depreciation and amortization	330	305	976	889	1,299	1,172
Interest expense	131	145	429	434	583	569

Earnings before income taxes	481	448	1,622	1,563	2,735	2,624
Provision for income taxes	179	171	613	597	1,038	1,000

Net earnings	$302	$277	$1,009	$966	$1,697	$1,624

Basic earnings per share	$.33	$.31	$1.11	$1.06	$1.86	$1.79

Diluted earnings per share	$.33	$.30	$1.10	$1.06	$1.85	$1.78

Dividends declared per common share	$.070	$.060	$.200	$.180	$.260	$.240
Weighted average common shares outstanding:
Basic	911.3	908.5	910.8	907.6	910.4	906.7
Diluted	918.0	914.0	917.1	913.9	916.4	913.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
(millions)	November 1, 2003	February 1, 2003*	November 2, 2002
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$495	$758	$834
Accounts receivable, net	5,367	5,565	4,882
Inventory	6,269	4,760	5,612
Other	1,153	852	1,005

Total current assets	13,284	11,935	12,333
Property and equipment
Property and equipment	22,697	20,936	20,311
Accumulated depreciation	(6,069)	(5,629)	(5,433)

Property and equipment, net	16,628	15,307	14,878
Other	1,512	1,361	1,322

Total assets	$31,424	$28,603	$28,533

Liabilities and shareholders' investment
Accounts payable	$5,327	$4,684	$4,785
Current portion of long-term debt and notes payable	1,475	975	1,374
Other	1,794	1,864	1,836

Total current liabilities	8,596	7,523	7,995
Long-term debt	11,003	10,186	10,559
Deferred income taxes and other	1,560	1,451	1,223
Shareholders' investment	10,265	9,443	8,756

Total liabilities and shareholders' investment	$31,424	$28,603	$28,533

Common shares outstanding	911.5	909.8	908.8

*    The February 1, 2003 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)	Nine Months Ended
(Unaudited)	November 1, 2003	November 2, 2002
Operating activities
Net earnings	$1,009	$966
Reconciliation to cash flow:
Depreciation and amortization	976	889
Bad debt provision	393	310
Losses on disposal of fixed assets, net	36	45
Other non-cash items affecting earnings	19	125
Changes in operating accounts providing /(requiring) cash:
Accounts receivable	(195)	(1,362)
Inventory	(1,508)	(1,163)
Other current assets	(302)	(244)
Other assets	(166)	(169)
Accounts payable	644	767
Accrued liabilities	(42)	(45)
Income taxes payable	(37)	(113)
Other	19	30

Cash flow provided by operations	846	36

Investing activities
Expenditures for property and equipment	(2,330)	(2,393)
Proceeds from disposals of property and equipment	35	15

Cash flow required by investing activities	(2,295)	(2,378)

Financing activities
Increase in notes payable, net	1,308	416
Additions to long-term debt	1,200	3,100
Reductions of long-term debt	(1,170)	(667)
Dividends paid	(173)	(163)
Repurchase of stock	—	(14)
Other	21	5

Cash flow provided by financing activities	1,186	2,677

Net (decrease)/increase in cash and cash equivalents	(263)	335
Cash and cash equivalents at beginning of period	758	499

Cash and cash equivalents at end of period	$495	$834

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

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

New Accounting Pronouncements

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, we adopted this guidance in the first quarter of 2003. In the third quarter, the company refined its implementation of this accounting standard, resulting in a financial statement reclassification of certain consideration received from vendors within our consolidated results of operations. The effect of this reclassification was to reduce third quarter and year-to-date cost of goods sold by $36 and $98 million, respectively, and to increase third quarter and year-to-date selling, general, and administrative expenses by like amounts. These reclassifications had no impact on our sales, net earnings, cash flows or financial position for any period. On November 25, 2003, the FASB ratified the EITF's consensus on Issue 03-10 "Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (i.e. manufacturer's coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. We do not believe the adoption of EITF 03-10 will have a material impact on our net earnings, cash flows, or financial position.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, or otherwise for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our net earnings, cash flows or financial position.

Per Share Data
(Millions, except per share data)

	Basic EPS						Diluted EPS
	Three Months Ended		Nine Months Ended		Twelve Months Ended		Three Months Ended		Nine Months Ended		Twelve Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Net earnings	$302	$277	$1,009	$966	$1,697	$1,624	$302	$277	$1,009	$966	$1,697	$1,624
Basic weighted average common shares outstanding	911.3	908.5	910.8	907.6	910.4	906.7	911.3	908.5	910.8	907.6	910.4	906.7
Stock options	—	—	—	—	—	—	6.7	5.5	6.3	6.3	6.0	7.1

Weighted average common shares outstanding	911.3	908.5	910.8	907.6	910.4	906.7	918.0	914.0	917.1	913.9	916.4	913.8

Earnings per share	$.33	$.31	$1.11	$1.06	$1.86	$1.79	$.33	$.30	$1.10	$1.06	$1.85	$1.78

Share Repurchase Program

We maintain a share repurchase program under which our Board of Directors previously authorized the repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 42 million shares of our common stock at a total cost of approximately $1.2 billion ($29.39 per share), net of the premium from exercised and expired put options.

Common stock repurchases under our program have been essentially suspended. Consequently, common stock repurchases did not have a material impact on our third quarter or year-to-date 2003 net earnings or financial position.

Long-term Debt and Derivatives

During the first nine months of 2003, we repurchased $297 million of long-term debt with a weighted average interest rate of approximately 7.8 percent. These transactions resulted in a pre-tax loss of about $15 million (about $.01 per share), which is included in interest expense in the Consolidated Results of Operations. There were no long-term debt repurchases during the third quarter.

During the third quarter, we entered into two interest rate swaps with notional amounts of $400 million and $500 million. The swaps hedge the fair value of certain debt by swapping a fixed rate to a variable rate. The fixed rates we will receive for the duration of the swaps are each 4.4 percent and the variable rate applicable to the quarter for each swap was 1.3 percent. We also terminated an interest rate swap with a notional amount of $400 million. These transactions did not have a material impact on net earnings.

During the second quarter, we issued $500 million of long-term debt maturing in June 2013 at 4.00 percent. During the first quarter we issued $500 million of long-term debt maturing in March 2008 at 3.38 percent and $200 million of long-term debt maturing in May 2018 at 4.88 percent. Proceeds from these issuances were used for general corporate purposes. Also during the first quarter, concurrent with the issuance of the $200 million of long-term debt maturing in 2018, we entered into an interest rate swap with a notional amount of $200 million. The effect of this swap converts our interest expense to a floating rate, set at 1.2 percent for the third quarter.

The fair value of our outstanding swaps is reflected in the financial statements as a component of other long-term assets. No ineffectiveness was recognized in the third quarter or year-to-date related to these instruments. At November 1, 2003, the fair value of our existing swaps was $52 million, compared to $110 million at February 1, 2003 and $114 million at November 2, 2002.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $411 million at November 1, 2003, compared to $399 million at February 1, 2003 and $360 million at November 2, 2002.

Stock Option Plans

In the first quarter, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in accordance with the prospective transition method prescribed in SFAS No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure." The fair value based method has been applied prospectively to awards granted subsequent to February 1, 2003 (the last day of our 2002 fiscal year). Awards granted in fiscal year 2002 and earlier years will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed until the last of those awards vest in January of 2007. The adoption of this method did not have a material impact on our earnings in the first quarter.

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to third quarter or year-to-date 2003 net earnings, cash flows or financial position. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below.

	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net earnings—as reported	$302	$277	$1,009	$966
Stock-based employee compensation expense included in reported net earnings, net of tax	1	0	3	0
Stock-based employee compensation expense determined under fair value based method, net of tax	(9)	(8)	(27)	(23)

Net earnings—pro forma	$294	$269	$985	$943

Earnings per share:
Basic—as reported	$.33	$.31	$1.11	$1.06

Basic—pro forma	$.32	$.30	$1.08	$1.04

Diluted—as reported	$.33	$.30	$1.10	$1.06

Diluted—pro forma	$.32	$.29	$1.07	$1.03

Segment Disclosures (millions)

Revenues by segment were as follows:

	Three Months Ended			Nine Months Ended
	November 1, 2003	November 2, 2002	% Change	November 1, 2003	November 2, 2002	% Change
Target	$9,638	$8,459	13.9%	$27,915	$24,987	11.7%
Mervyn's	825	917	(10.1)	2,450	2,666	(8.1)
Marshall Field's	634	677	(6.3)	1,793	1,891	(5.2)
Other	189	141	33.8	434	312	39.0

Total	$11,286	$10,194	10.7%	$32,592	$29,856	9.2%

Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended			Nine Months Ended
	November 1, 2003	November 2, 2002	% Change	November 1, 2003	November 2, 2002	% Change
Target	$604	$537	12.5%	$2,087	$1,923	8.5%
Mervyn's	31	52	(41.8)	86	163	(47.4)
Marshall Field's	15	34	(54.7)	47	84	(43.4)

Total pre-tax segment profit	650	623	4.3	2,220	2,170	2.3
Interest expense	(131)	(145)		(429)	(434)
Other	(38)	(30)		(169)	(173)

Earnings before income taxes	$481	$448	7.2%	$1,622	$1,563	3.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

Third quarter 2003 net earnings were $302 million, or $.33 per share, compared with $277 million, or $.30 per share, for the same period last year. Net earnings for the first nine months of 2003 were $1,009 million, or $1.10 per share, compared with $966 million, or $1.06 per share for the first nine months of 2002.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 10.7 percent to $11,286 million compared with $10,194 million for the same period a year ago. For the nine month period ending November 1, 2003, total revenues increased 9.2 percent to $32,592 compared with $29,856 million for the same period a year ago. Our revenue growth reflected Target's new store expansion and comparable-store sales increases, as well as the growth in our credit card operations, partially offset by comparable-store sales decreases at Mervyn's and Marshall Field's.

Total comparable-store sales (sales from stores open longer than one year) increased 4.3 percent and 1.9 percent, for the quarter and nine month period ended November 1, 2003, respectively.

Year-over-year changes in comparable-store sales by business segment were as follows:

	Three Months Percentage Change	Nine Months Percentage Change
Target	6.7%	3.5%
Mervyn's	(11.1)	(8.8)
Marshall Field's	(4.9)	(4.1)

Total	4.3%	1.9%

The discussion of changes in gross margin rate and operating expense rate are net of the impact of the EITF 02-16 reclassifications discussed in the Notes to Consolidated Financial Statements.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the third quarter, our overall gross margin rate was unfavorable to the prior year, due to a modest rate decline at Target Stores as well as the mix impact of more rapid growth at Target, our lowest gross margin rate division.

Operating Expense Rate

Operating expense rate represents selling, general and administrative expense as a percent of sales. It includes buying and occupancy, advertising, start-up and other expense, and excludes expenses associated with our credit card operations and depreciation expense because those items are separately disclosed in our Consolidated Results of Operations. In the third quarter, our operating expense rate was slightly unfavorable to last year due to a lack of sales leverage at Mervyn's and Marshall Field's, partially offset by the benefit of overall growth at Target, our lowest expense rate division.

Pre-tax Segment Profit

Our third quarter pre-tax segment profit increased 4.3 percent to $650 million compared with $623 million for the same period a year ago. Pre-tax segment profit in the first nine months of 2003 increased 2.3 percent to $2,220 million compared with $2,170 million for the same period a year ago. During the third quarter of 2003, Target's pre-tax profit increased 12.5 percent. Mervyn's pre-tax profit declined approximately 42 percent and Marshall Field's pre-tax profit declined approximately 55 percent. We define pre-tax segment profit as earnings before LIFO, interest, other expense and unusual items. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

In the third quarter and first nine months of 2003, total interest expense was $131 million and $429 million, representing a $14 million and $5 million decrease from the third quarter and first nine months of 2002, respectively. The decrease in interest expense was due to the benefit of a lower average portfolio interest rate, offset by higher average funded balances. Additionally, the variance for the first nine months of 2003 reflects a smaller loss on debt repurchase than the first nine months of 2002.

The estimated annual effective income tax rate was adjusted in the third quarter to a new rate of 37.8 percent from the 38.0 percent rate reflected in the first and second quarter of this year. The adjustment added approximately $3 million to net income in the quarter (less than $.01 per share). In 2002, the annual effective tax rate in the third quarter was 38.2 percent.

Analysis of Financial Condition

Our financial condition remains strong. We continue to fund the growth in our business through a combination of internally generated funds and debt.

During the third quarter, total gross receivables increased $536 million, or 10.2 percent, over the third quarter of last year. Inventory increased $657 million, or 11.7 percent, over the third quarter of last year primarily reflecting square footage growth at Target. The inventory growth was partially funded by a $542 million, or 11.3 percent, increase in accounts payable.

Capital expenditures for the first nine months of 2003 were $2,330 million, compared with $2,393 million for the same period a year ago. Investment in Target stores accounted for 90 percent of current year capital expenditures.

We contributed $200 million and $150 million to our defined benefit plans in the first nine months of 2003 and 2002, respectively.

Our share repurchase program is described in the Notes to Consolidated Financial Statements.

Credit Card Operations (millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit was as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Revenues
Finance charges, late fees and other revenues	$324	$291	$966	$797
Merchant fees
Intracompany	23	24	66	69
Third-party	20	19	59	48

Total revenues	367	334	1,091	914

Expenses
Bad debt	132	118	393	310
Operations and marketing	73	78	225	222

Total expenses	205	196	618	532

Pre-tax credit card contribution	$162	$138	$473	$382

As a percent of total average receivables	11.2%	11.2%	10.9%	11.2%

Total receivables were as follows:

	Nov. 1, 2003	Nov. 2, 2002
Target
Guest Card	$721	$779
Target Visa	3,913	3,171
Mervyn's	503	584
Marshall Field's	641	708

Total quarter-end receivables	$5,778	$5,242

Past Due:
Accounts with three or more payments past due as a percent of total outstanding receivables:
Target Visa	3.8%	3.0%

Proprietary cards	5.2%	5.6%

Total past due	4.2%	4.0%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Allowance at beginning of period	$411	$332	$399	$261
Bad debt provision	132	118	393	310
Net write-offs	(132)	(90)	(381)	(211)

Allowance at end of period	$411	$360	$411	$360

As a percent of period-end receivables	7.1%	6.9%	7.1%	6.9%

A summary of other credit card contribution information is as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Total revenues
Target Visa	$216	$171	$628	$414

Proprietary cards	$151	$163	$463	$500

Total revenues as a percent of average receivables (annualized):

Target Visa	22.1%	24.0%	21.9%	23.7%

Proprietary cards	32.4%	31.2%	31.9%	30.3%

Net write-offs
Target Visa	$95	$49	$264	$87

Proprietary cards	$37	$41	$117	$124

Net write-offs as a percent of average receivables (annualized):

Target Visa	9.7%	6.9%	9.2%	5.0%

Proprietary cards	8.0%	7.9%	8.0%	7.5%

Average Receivables
Target Visa	$3,912	$2,856	$3,826	$2,325
Proprietary cards	1,863	2,088	1,938	2,200

Total average receivables	$5,775	$4,944	$5,764	$4,525

Store Data

During the quarter, we opened a total of 45 new Target stores. Net of relocations and closings, these openings included 24 discount stores and 12 SuperTarget stores. We also opened a new Mervyn's store in Antioch, California. At November 1, 2003, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet**
	Nov. 1, 2003		Feb. 1, 2003		Nov. 2, 2002		Nov. 1, 2003	Feb. 1, 2003	Nov. 2, 2002
Target	1,227	*	1,147	*	1,148	*	152,757	140,255	140,331
Mervyn's	267		264		264		21,679	21,425	21,425
Marshall Field's	62		64		64		14,458	14,845	14,845

Total	1,556		1,475		1,476		188,894	176,525	176,601

* Includes 118, 94 and 94 SuperTargets as of November 1, 2003, February 1, 2003 and November 2, 2002, respectively.

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

	Three Months Ended			Nine Months Ended
	Nov. 1, 2003	Nov. 2, 2002	% Change	Nov. 1, 2003	Nov. 2, 2002	% Change
Target	$871	$774	12.4%	$2,868	$2,604	10.1%
Mervyn's	56	80	(30.1)	164	247	(33.7)
Marshall Field's	43	65	(33.2)	133	178	(25.1)

Total segment EBITDA	$970	$919	5.5%	$3,165	$3,029	4.5%
Segment depreciation and amortization	(320)	(296)		(945)	(859)

Pre-tax segment profit	$650	$623	4.3%	$2,220	$2,170	2.3%

Cash flows provided by / (used for):
Operating activities				$846	$36
Investing activities				(2,295)	(2,378)
Financing activities				1,186	2,677

Net (decrease)/ increase in cash and cash equivalents				$(263)	$335

Outlook for Fiscal Year 2003

For the full year, we believe that Target Corporation is well-positioned to deliver meaningful earnings growth and profitably increase market share. As in recent years, this performance is primarily due to growth at Target Stores, resulting from increases in comparable store sales, new store expansion, and continued contribution from our credit card operations, particularly the Target Visa card.

Due to seasonality, the fourth quarter typically represents a meaningful proportion of our full year results. Our outlook for 2003 reflects an expectation of significantly sharper growth in this year's fourth quarter than in any of this year's first three quarters, due to the relatively weak sales and profit performance in the fourth quarter of 2002. This fourth quarter outlook envisions strong profit growth at Target Stores and much more moderate, if any, growth at Mervyn's and Marshall Field's.

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
  b)
  Reports on Form 8-K:

    Form 8-K filed August 14, 2003 providing the Corporation's News Release dated August 14, 2003 containing its financial results for the quarter ended August 2, 2003.

    Form 8-K filed August 19, 2003 providing the Corporation's Distribution Agreement and forms of Notes relating to a Medium-Term Note Program, Series J established on August 19, 2003.

    Form 8-K filed September 4, 2003 providing the Corporation's News Release relating to its August sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: December 9, 2003	By:	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing
(12).	Statements re Computations of Ratios	Filed Electronically
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically