Form 10-K
period 2004-01-31
TARGET CORP
filed 2004-04-05
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

        Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 2, 2003 was $34,626,079,169, based on the closing price of $38.01 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers.)

        Indicate the number of shares outstanding of each of Registrant's classes of Common Stock, as of the latest practicable date. March 22, 2004: 913,038,837 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

        1.     Portions of Registrant's 2003 Annual Report to Shareholders are incorporated into Parts I, II and IV.

        2.     Portions of Registrant's Proxy Statement filed on April 5, 2004 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in the Registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.    Business.

        The first two paragraphs of Analysis of Operations, Page 17; Analysis of Financial Condition, Pages 22-23; Performance Objectives, Page 24; Credit Card Operations, Pages 19-20; first textual paragraph of Summary of Accounting Policies—Organization, Page 30; Business Segment Comparisons, excluding years 1998-2000, Page 38; Quarterly Results (Unaudited), Page 39; the number of stores by state, Pages 16 and 39; and the information relating to total stores on the inside front cover under Financial Highlights, excluding years 1999-2000, of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference. The Registrant was incorporated in Minnesota in 1902. At the end of fiscal 2003, Registrant employed approximately 328,000 people, including 273,000 at Target Stores, 29,000 at Mervyn's and 25,000 at Marshall Field's.

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

  Available Information

        The Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.target.com (click on "Company," "Target Corporation," "Investor Information" and "Financial Reports and Filings") as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The Registrant's Corporate Governance Profile, Business Conduct Guide and the position descriptions for the Registrant's Board of Directors and Board committees are also available free of charge in print upon request or at www.target.com (click on "Company," "Target Corporation," "Investor Information" and "Corporate Governance").

Item 2.    Properties.

        Leases, Page 34; Owned and Leased Store Locations, Page 23; and the number of stores by state, Pages 16 and 39 of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 3.    Legal Proceedings.

        Commitments and Contingencies, Pages 32-33, of Registrant's 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item X.    Executive Officers of the Registrant.

        The executive officers of the Registrant as of March 22, 2004 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant; Chairman and Chief Executive Officer of Target Stores (a division of Registrant)	60
Linda L. Ahlers	President of Marshall Field's (a division of Registrant)	53
Todd V. Blackwell	Executive Vice President, Human Resources and Assets Protection of Registrant and Chairman of the Board of The Associated Merchandising Corporation (a subsidiary of Registrant)	42
Bart Butzer	Executive Vice President, Stores of Target Stores	47
Michael R. Francis	Executive Vice President, Marketing of Registrant	41
John D. Griffith	Senior Vice President, Property Development of Registrant	42
James T. Hale	Executive Vice President, General Counsel and Corporate Secretary of Registrant (retiring effective June 2004)	63
Diane L. Neal	President of Mervyn's	47
Luis Padilla	Executive Vice President, Merchandising of Marshall Field's	49
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer of Registrant	48
Paul L. Singer	Senior Vice President, Technology Services and Chief Information Officer of Registrant	50
Gregg W. Steinhafel	President of Target Stores	49
Gerald L. Storch	Vice Chairman of Registrant	47
Ertugrul Tuzcu	Executive Vice President, Store Operations of Marshall Field's	51

        Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of March 22, 2004 is set forth below.

        Robert J. Ulrich  Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Registrant since April 1994. Chairman and Chief Executive Officer of Target Stores since October 1987.

        Linda L. Ahlers  President of Marshall Field's since March 1996 and Executive Vice President, Merchandising of Marshall Field's from August 1995 to March 1996.

        Todd V. Blackwell  Executive Vice President, Human Resources and Assets Protection of Registrant and Chairman of the Board of The Associated Merchandising Corporation since February 2003. Senior Vice President, Human Resources of Registrant from September 2000 to February 2003. Senior Vice President, Stores of Mervyn's from December 1998 to September 2000 and Regional Vice President, Stores of Mervyn's from August 1995 to December 1998.

        Bart Butzer  Executive Vice President, Stores of Target Stores since April 2001. President of Mervyn's from March 1997 to April 2001. Regional Senior Vice President of Target Stores from October 1991 to March 1997.

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

        Luis Padilla  Executive Vice President, Merchandising of Marshall Field's since July 2001 and Senior Vice President, Merchandising, Softlines of Target Stores from July 1994 to July 2001.

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        Dividends declared per share and Closing common stock price, Page 39, of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 6.    Selected Financial Data.

        Per Common Share Data on the inside front cover under Financial Highlights; and Total revenues, Earnings before income taxes, Total assets and Long-term debt, excluding 1998 information, Page 38, of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Management's Discussion and Analysis, Pages 17-25; Payments Due by Period—Operating leases, Page 23; and the second textual paragraph of Pension and Postretirement Health Care Benefits—Assumptions, Page 37, of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

        Market Risk, Page 23; and Derivatives, Pages 33-34 of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        Pages 26-39, excluding years 1998-2000 on Page 38 and excluding the map information related to store count on Page 39; and the Report of Independent Auditors, Page 40, of Registrant's 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable.

Item 9a.    Controls and Procedures.

        As of the end of the period covered by this annual report, the Registrant conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Registrant's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, Registrant's chief executive officer and chief financial officer concluded that Registrant's disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission ("SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in Registrant's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the evaluation date.

PART III

        Certain information required by Part III is incorporated by reference from Registrant's definitive Proxy Statement filed on April 5, 2004. Except for those portions specifically incorporated in this Form 10-K by reference to Registrant's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant.

        Election of Directors, Pages 5-13; Audit Committee, Page 12; Section 16(a) Beneficial Ownership Reporting Compliance, Page 40; and Business Ethics and Conduct, Pages 39-40, of Registrant's Proxy Statement filed on April 5, 2004, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.    Executive Compensation.

        Executive Compensation, Pages 15-22; and Director Compensation, Page 9, of Registrant's Proxy Statement filed on April 5, 2004, are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Equity Compensation Plan Information, Page 38; Largest Owners of Registrant's Shares, Page 14; and Share Ownership of Directors and Officers, Pages 13-14, of Registrant's Proxy Statement filed on April 5, 2004, are incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

        Not Applicable.

Item 14.    Principal Accounting Fees and Services.

        Audit and Non-audit Fees, Pages 27-28, of Registrant's Proxy Statement filed on April 5, 2004, is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
Financial Statements

  Consolidated Results of Operations for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Consolidated Statements of Financial Position at January 31, 2004 and February 1, 2003.

  Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Consolidated Statements of Shareholders' Investment for the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

  Notes to Consolidated Financial Statements, Pages 30-39, excluding years 1998-2000 on Page 38 and excluding the map information related to store count on Page 39, of Registrant's 2003 Annual Report to Shareholders.

  Report of Independent Auditors, Page 40, of Registrant's 2003 Annual Report to Shareholders.

        The Registrant, through its special purpose subsidiary, Target Receivables Corporation ("TRC"), entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

  Financial Statement Schedule

        For the Years Ended January 31, 2004, February 1, 2003 and February 2, 2002.

    II—Valuation and Qualifying Accounts.

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Reports on Form 8-K

  Form 8-K filed on November 13, 2003, providing the financial results for the third quarter ended November 1, 2003.

c)
Exhibits

(3)A.		Restated Articles of Incorporation (as amended January 9, 2002) (1)
B.		By-Laws (as amended through November 11, 1998) (2)
(4)A.		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended (3)
B.		Amended and Restated Rights Agreement, dated as of August 5, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent (4)
C.		Registrant agrees to furnish to the Commission on request copies of instruments with respect to long-term debt.
(10)A.	*	Executive Short-Term Incentive Plan (5)
B.	*	Director Stock Option Plan of 1995 (6)
C.	*	Supplemental Pension Plan I (7)
D.	*	Executive Long-Term Incentive Plan of 1981 (8)
E.	*	Supplemental Pension Plan II (9)
F.	*	Supplemental Pension Plan III (10)

G.	*	Deferred Compensation Plan Senior Management Group (11)
H.	*	Deferred Compensation Plan Directors (12)
I.	*	Income Continuance Policy Statement (13)
J.	*	SMG Income Continuance Policy Statement (14)
K.	*	SMG Executive Deferred Compensation Plan (15)
L.	*	Director Deferred Compensation Plan (16)
M.	*	Long-Term Incentive Plan of 1999 (17)
N.	*	Executive Excess Long-Term Disability Plan (18)
(12)		Statements re: Computations of Ratios
(13)		2003 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(21)		List of Subsidiaries
(23)		Consent of Independent Auditors
(24)		Powers of Attorney
(31)A.		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)B.		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)A.		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)B.		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)A.		Registrant's Form 11-K Report for the year ended December 31, 2003
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

(2)
Incorporated by reference to Exhibit (3)(ii) to Registrant's Form 10-Q Report for the quarter ended October 31, 1998.

(3)
Incorporated by reference to Exhibit A to Exhibit 1 to Registrant's Registration Statement on Form 8-A dated September 19, 2001.

(4)
Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q Report for the quarter ended August 3, 2002.

(5)
Incorporated by reference to Exhibit (10)A to the Registrant's Form 10-K Report for the year ended February 2, 2002.

(6)
Incorporated by reference to Exhibit (10)C to the Registrant's Form 10-Q Report for the quarter ended August 2, 2003.

(7)
Incorporated by reference to Exhibit 10(E) to the Registrant's Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit (10)G to the Registrant's Form 10-Q Report for the quarter ended November 2, 2002.

(8)
Incorporated by reference to Exhibit (10)B to the Registrant's Form 10-Q Report for the quarter ended August 2, 2003.

(9)
Incorporated by reference to Exhibit (10)G to the Registrant's Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit (10)G to the Registrant's Form 10-Q Report for the quarter ended November 2, 2002.

(10)
Incorporated by reference to Exhibit 10(H) to the Registrant's Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit 10(G) to the Registrant's Form 10-Q Report for the quarter ended November 2, 2002.

(11)
Incorporated by reference to Exhibit (10)G to the Registrant's Form 10-K Report for the year ended February 1, 2003.

(12)
Incorporated by reference to Exhibit (10)H to the Registrant's Form 10-K Report for the year ended February 1, 2003.

(13)
Incorporated by reference to Exhibit (10)K to the Registrant's Form 10-K Report for the year ended January 30, 1999.

(14)
Incorporated by reference to Exhibit (10)L to the Registrant's Form 10-K Report for the year ended January 30, 1999.

(15)
Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001 and Amendment thereto, incorporated by reference to Exhibit (10)F to the Registrant's Form 10-Q for the quarter ended November 2, 2002.

(16)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001.

(17)
Incorporated by reference to Exhibit (10)A to the Registrant's Form 10-Q Report for the quarter ended August 2, 2003.

(18)
Incorporated by reference to Exhibit (10)O to the Registrant's Form 10-K Report for the year ended February 3, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 5, 2004		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 5, 2004	/s/ ROBERT J. ULRICH Robert J. Ulrich Chairman of the Board and Chief Executive Officer
Dated: April 5, 2004	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer
ROXANNE S. AUSTIN CALVIN DARDEN ROGER A. ENRICO WILLIAM W. GEORGE ELIZABETH HOFFMAN MICHELE J. HOOPER JAMES A. JOHNSON RICHARD M. KOVACEVICH ANNE M. MULCAHY	STEPHEN W. SANGER WARREN R. STALEY GEORGE W. TAMKE SOLOMON D. TRUJILLO ROBERT J. ULRICH	Directors

         Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Dated: April 5, 2004		Douglas A. Scovanner Attorney-in-Fact

TARGET CORPORATION
Schedule II - Valuation and Qualifying Accounts
Fiscal Years 2003, 2002 and 2001

(Millions of Dollars)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of Period	Additions charged to cost, expenses, revenues	Deductions	Balance at end of period
Accounts receivable reserves:
2003	$399	$532	($512)	$419
2002	$261	$460	($322)	$399
2001(a)	$0	$352	($91)	$261

(a)
Concurrent with our August 22, 2001 issuance of receivable backed securities, SFAS No. 140 (which replaced SFAS No. 125 in its entirety) became the guidance applicable to our receivable-backed securities transactions. As described in detail in the Notes to Consolidated Financial Statements on page 31 of Registrant's Annual Report to Shareholders, this transaction and the application of SFAS No. 140 resulted in a number of accounting changes including the reclassification of the owned receivable-backed securities to accounts receivable at fair value.

EXHIBIT INDEX

Exhibit	Description	Manner of Filing
(3)A.	Restated Articles of Incorporation (as amended January 9, 2002)	Incorporated by Reference
(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference
(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended	Incorporated by Reference
(4)B.	Amended and Restated Rights Agreement, dated as of August 5, 2002 between the Registrant and Mellon Investor Services LLC., as Rights Agent	Incorporated by Reference
(10)A.	Executive Short-Term Incentive Plan	Incorporated by Reference
(10)B.	Director Stock Option Plan of 1995	Incorporated by Reference
(10)C.	Supplemental Pension Plan I	Incorporated by Reference
(10)D.	Executive Long-Term Incentive Plan of 1981	Incorporated by Reference
(10)E.	Supplemental Pension Plan II	Incorporated by Reference
(10)F.	Supplemental Pension Plan III	Incorporated by Reference
(10)G.	Deferred Compensation Plan Senior Management Group	Incorporated by Reference
(10)H.	Deferred Compensation Plan Directors	Incorporated by Reference
(10)I.	Income Continuance Policy Statement	Incorporated by Reference
(10)J.	SMG Income Continuance Policy Statement	Incorporated by Reference
(10)K.	SMG Executive Deferred Compensation Plan	Incorporated by Reference
(10)L.	Director Deferred Compensation Plan	Incorporated by Reference
(10)M.	Long-Term Incentive Plan of 1999	Incorporated by Reference
(10)N.	Executive Excess Long-Term Disability Plan	Incorporated by Reference
(12)	Statements re: Computations of Ratios	Filed Electronically
(13)	2003 Annual Report to Shareholders	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Auditors	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)A.	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)B.	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(99)A.	Registrant's Form 11-K Report for the year ended December 31, 2003	Filed Electronically
(99)C.	Cautionary Statements Relating to Forward-Looking Information	Filed Electronically

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
  Item 9a. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX