Form 10-Q
period 2004-05-01
TARGET CORP
filed 2004-06-02
CIK 27419

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2004

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

The number of shares outstanding of common stock as of May 1, 2004 was 913,449,689.

TABLE OF CONTENTS

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(millions, except per share data)	Three Months Ended		Twelve Months Ended
(Unaudited)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Sales	$11,249	$9,983	$48,047	$43,369
Net credit revenues	338	339	1,381	1,276

Total revenues	11,587	10,322	49,428	44,645

Cost of sales	7,556	6,758	32,720	29,772
Selling, general and administrative expense	2,640	2,332	10,872	9,545
Credit expense	198	210	826	810
Depreciation and amortization	345	317	1,348	1,240
Interest expense	144	142	561	595

Earnings before income taxes	704	563	3,101	2,683
Provision for income taxes	266	214	1,171	1,025

Net earnings	$438	$349	$1,930	$1,658

Basic earnings per share	$.48	$.38	$2.12	$1.82

Diluted earnings per share	$.48	$.38	$2.10	$1.81

Dividends declared per common share	$.070	$.060	$.280	$.240
Weighted average common shares outstanding:
Basic	912.6	910.3	911.6	909.0
Diluted	920.5	915.1	918.5	914.1

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION
(millions)	May 1, 2004	January 31, 2004*	May 3, 2003
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$622	$716	$452
Accounts receivable, net	5,379	5,776	5,275
Inventory	5,387	5,343	4,944
Other	987	1,093	1,321

Total current assets	12,375	12,928	11,992
Property and equipment
Property and equipment	23,394	23,147	21,346
Accumulated depreciation	(6,093)	(6,178)	(5,683)

Property and equipment, net	17,301	16,969	15,663
Other	1,447	1,495	1,517

Total assets	$31,123	$31,392	$29,172

Liabilities and shareholders' investment
Accounts payable	$4,974	$5,448	$4,411
Current portion of long-term debt and notes payable	1,362	866	713
Other	1,899	2,000	1,677

Total current liabilities	8,235	8,314	6,801
Long-term debt	9,586	10,217	11,118
Deferred income taxes and other	1,839	1,796	1,493
Shareholders' investment	11,463	11,065	9,760

Total liabilities and shareholders' investment	$31,123	$31,392	$29,172

Common shares outstanding	913.4	911.8	910.8

*    The January 31, 2004 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)
	Three Months Ended
(Unaudited)	May 1, 2004	May 3, 2003
Operating activities
Net earnings	$438	$349
Reconciliation to cash flow:
Depreciation and amortization	345	317
Bad debt provision	120	130
Losses on disposal of fixed assets, net	7	1
Other non-cash items affecting earnings	3	(2)
Changes in operating accounts providing /(requiring) cash:
Accounts receivable	277	160
Inventory	(44)	(184)
Other current assets	106	(466)
Other assets	13	(88)
Accounts payable	(474)	(273)
Accrued liabilities	(141)	(208)
Income taxes payable	36	19

Cash flow provided/(required) by operations	686	(245)

Investing activities
Expenditures for property and equipment	(660)	(674)
Proceeds from disposals of property and equipment	1	19

Cash flow required by investing activities	(659)	(655)

Financing activities
Increase in notes payable, net	—	415
Additions to long-term debt	—	700
Reductions of long-term debt	(95)	(466)
Dividends paid	(64)	(55)
Other	38	—

Cash flow (required)/provided by financing activities	(121)	594

Net decrease in cash and cash equivalents	(94)	(306)
Cash and cash equivalents at beginning of period	716	758

Cash and cash equivalents at end of period	$622	$452

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2003 Annual Report to Shareholders throughout pages 30-39. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN No. 46). FIN No. 46 is effective at the end of the first reporting period that ends after March 15, 2004. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN No. 46 did not have an impact on our net earnings, cash flows or financial position.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP is effective for interim or annual periods beginning after June 15, 2004. The accumulated postretirement benefit obligation and the net periodic benefit cost in these financial statements do not reflect the effect of the subsidy because we have not yet concluded whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under The Act.

Per Share Data
(Millions, except per share data)

	Basic EPS				Diluted EPS
	Three Months Ended		Twelve Months Ended		Three Months Ended		Twelve Months Ended
(millions, except per share data)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003	May 1, 2004	May 3 2003
Net earnings	$438	$349	$1,930	$1,658	$438	$349	$1,930	$1,658
Basic weighted average common shares outstanding	912.6	910.3	911.6	909.0	912.6	910.3	911.6	909.0
Stock options	—	—	—	—	7.9	4.8	6.9	5.1

Weighted average common shares outstanding	912.6	910.3	911.6	909.0	920.5	915.1	918.5	914.1

Earnings per share	$.48	$.38	$2.12	$1.82	$.48	$.38	$2.10	$1.81

Long-term Debt and Derivatives

During the first three months of 2004, we repurchased $88 million of long-term debt with a weighted average interest rate of approximately 6.7 percent. These transactions resulted in a pre-tax loss of about $15 million (about $.01 per share), which is included in interest expense in the Consolidated Results of Operations.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding swaps is reflected in the financial statements as a component of other current assets, other long-term assets or other long-term liabilities. No ineffectiveness was recognized in the first quarter related to these instruments.

At May 1, 2004 and January 31, 2004, interest rate swaps were outstanding in notional amounts totaling $2,150 million, compared to $1,650 million at May 3, 2003. At May 1, 2004, the fair value of our existing swaps and unamortized gains from terminated interest rate swaps was $52 million, compared to $97 million at January 31, 2004 and $132 million at May 3, 2003.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $411 million at May 1, 2004, compared to $419 million at January 31, 2004 and $407 million at May 3, 2003.

Stock Option Plans

In accordance with SFAS No. 148, "Accounting For Stock-Based Compensation—Transition and Disclosure," the fair value based method has been applied prospectively to awards granted subsequent to February 1, 2003 (the last day of our 2002 fiscal year). Awards granted in fiscal year 2002 and earlier years will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed until the last of those awards vest in January of 2007.

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to first quarter 2004 net earnings, cash flows or financial position. If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, net earnings would have been the pro forma amounts shown below.

(millions, except per share data)	May 1, 2004	May 3, 2003
Net earnings—as reported	$438	$349
Stock-based employee compensation expense included in reported net earnings, net of tax	4	1
Stock-based employee compensation expense determined under fair value based method, net of tax	(11)	(9)

Net earnings—pro forma	$431	$341

Earnings per share:
Basic—as reported	$.48	$.38

Basic—pro forma	$.47	$.37

Diluted—as reported	$.48	$.38

Diluted—pro forma	$.47	$.37

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participants who are otherwise limited by qualified plan statutes or regulations to defer compensation and earn returns either tied to the results of our 401(k) plan investment choices or market levels of interest rates. During the first quarter of 2004, certain current and retired executives accepted our offer to exchange our obligation to them in a frozen non-qualified plan for deferrals in an existing plan, which resulted in a pre-tax net expense of approximately $10 million (less than $.01 per share). We expect lower future expenses as a result of these transactions because they were designed to be economically neutral or slightly favorable to us.

Pension and Postretirement Health Care Benefits

We have qualified defined benefit pension plans that cover all employees who meet certain age, length of service and hours worked per year requirements. We also have unfunded non-qualified pension plans for employees who have qualified plan compensation restrictions. Benefits are provided based upon years of service and the employee's compensation. Retired employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Net Pension and Postretirement Health Care
Benefits Expense (millions)

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Twelve Months Ended		Three Months Ended		Twelve Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003	May 1, 2004	May 3 2003
Service cost benefits earned during the period	$21	$19	$77	$62	$1	$1	$3	$2
Interest cost on projected benefit obligation	22	19	77	74	2	2	6	8
Expected return on assets	(30)	(29)	(115)	(109)	—	—	—	—
Recognized losses	9	5	23	12	—	—	1	1
Recognized prior service cost	(2)	(2)	(8)	(1)	—	—	1	—
Settlement/curtailment charges	—	—	—	(9)	—	—	—	—

Total	$20	$12	$54	$29	$3	$3	$11	$11

Segment Disclosures (millions)

Revenues by segment were as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003	% Change
Target	$10,051	$8,819	14.0%
Mervyn's	793	804	(1.4)
Marshall Field's	614	590	4.0
Other	129	109	18.9

Total	$11,587	$10,322	12.3%

Pre-tax segment profit is the Company's core measure of profitability and is required disclosure for segment reporting under GAAP. Pre-tax segment profit and the reconciliation to pre-tax earnings were as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003	% Change
Target	$866	$734	17.9%
Mervyn's	39	24	63.4
Marshall Field's	22	19	12.5

Total pre-tax segment profit	927	777	19.2%
Interest expense	(144)	(142)
Other	(79)	(72)

Earnings before income taxes	$704	$563	25.0%

Depreciation and amortization expense by segment were as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003	% Change
Target	$281	$251	12.2%
Mervyn's	25	26	(3.4)
Marshall Field's	29	29	(2.2)
Other	10	11	(4.2)

Total	$345	$317	9.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Operations

On March 10, 2004, we began reviewing strategic alternatives for Mervyn's and Marshall Field's that include but are not limited to, the possible sale of one or both of these segments as ongoing businesses to existing retailers or other qualified buyers. The following Management's Discussion and Analysis and the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements do not reflect any impact of any strategic alternatives as we have not completed this review process as of the filing date of this report. We expect to provide additional information about the results of the strategic review within the next ninety days.

First quarter 2004 net earnings were $438 million, or $.48 per share, compared with $349 million, or $.38 per share, for the same period last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 12.3 percent to $11,587 million compared with $10,322 million for the same period a year ago. Our revenue growth is due mainly to an increase of 14 percent at Target which reflects new store expansion and comparable-store sales increases and a 4 percent increase at Marshall Field's. These increases were partially offset by a decrease of 1.4 percent at Mervyn's.

Total comparable-store sales (sales from stores open longer than one year) increased 6.6 percent.

Year-over-year changes in comparable-store sales by business segment were as follows:

Three Months Percentage Change
Target	7.3%
Mervyn's	(1.4)
Marshall Field's	6.1

Total	6.6%

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. In the first quarter, our overall gross margin rate improved when compared to the prior year, primarily due to markdown improvements at all three segments.

Selling, General and Administrative Expense Rate

Our selling, general and administrative expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations because those items are separately disclosed in our Consolidated Results of Operations. In the first quarter, our operating expense rate was slightly unfavorable to last year at all three segments.

Pre-tax Segment Profit

Our first quarter pre-tax segment profit increased 19.2 percent to $927 million compared with $777 million for the same period a year ago. The increase was driven by growth at Target, which produced 93 percent of consolidated pre-tax segment profit. During the first quarter of 2004, Target's pre-tax profit increased 17.9 percent. Mervyn's pre-tax profit increased 63.4 percent and Marshall Field's pre-tax profit increased 12.5 percent. Pre-tax segment profit is the Company's core measure of profitability and is required disclosure for segment reporting under GAAP. A reconciliation of pre-tax segment profit to pre-tax earnings is provided in the Notes to Consolidated Financial Statements.

Other Performance Factors

In the first quarter of 2004, total interest expense was $144 million, representing a $2 million increase from the first quarter of 2003. The increase in interest expense was due to a $15 million pre-tax loss on debt repurchase in 2004, partially offset by a lower average portfolio interest rate and slightly lower average funded balances.

The estimated annual effective income tax rate in the first quarter was 37.8 percent compared to the 38.0 percent rate reflected in the first quarter of 2003.

Credit Card Operations (millions)

Our credit card programs strategically support our core retail operations and are an integral component of each business segment. Therefore, included in each segment's pre-tax profit is revenue and expense from its credit card operations.

Credit card contribution to pre-tax segment profit was as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003
Revenues
Finance charges, late fees and other revenues	$318	$320
Merchant fees
Intracompany	26	22
Third-party	20	19

Total revenues	364	361

Expenses
Bad debt	120	130
Operations and marketing	78	80

Total expenses	198	210

Pre-tax credit card contribution	$166	$151

As a percent of total average receivables	11.2%	10.4%

Total receivables were as follows:

	May 1, 2004	May 3, 2003
Target
Guest Card	$698	$734
Target Visa	3,990	3,751
Mervyn's	481	541
Marshall Field's	621	656

Total quarter-end receivables	$5,790	$5,682

Past Due:
Accounts with three or more payments past due as a percent of total outstanding receivables:
Target Visa	3.4%	3.3%

Proprietary cards	4.5%	5.1%

Total past due	3.7%	3.9%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003
Allowance at beginning of period	$419	$399
Bad debt provision	120	130
Net write-offs	(128)	(122)

Allowance at end of period	$411	$407

As a percent of period-end receivables	7.1%	7.2%

A summary of other credit card contribution information is as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003
Total revenues
Target Visa	$215	$201

Proprietary cards	$149	$160

Total revenues as a percent of average receivables (annualized):
Target Visa	21.1%	21.5%

Proprietary cards	31.7%	31.5%

Net write-offs
Target Visa	$95	$80

Proprietary cards	$33	$42

Net write-offs as a percent of average receivables (annualized):
Target Visa	9.4%	8.5%

Proprietary cards	6.9%	8.2%

Average Receivables
Target Visa	$4,067	$3,743
Proprietary cards	1,882	2,032

Total average receivables	$5,949	$5,775

Analysis of Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. In assessing our financial condition, management considers factors such as cash flows provided by operations, capital expenditures and debt service obligations. We continue to fund the growth in our business through a combination of internally generated funds and debt.

During the first quarter, total gross receivables increased $108 million, or 1.9 percent, over the first quarter of last year. Inventory increased $443 million, or 9.0 percent, over the first quarter of last year primarily reflecting square footage growth at Target. The inventory growth was more than fully funded by a $563 million, or 12.8 percent, increase in accounts payable.

Capital expenditures for the first three months of 2004 were $660 million, compared with $674 million for the same period a year ago. Investment in Target Stores accounted for 94 percent of current year capital expenditures.

Store Data

During the quarter, we opened a total of 25 new Target stores. Net of relocations and closings, these openings included 23 discount stores and 1 SuperTarget store. At May 1, 2004, our number of stores and retail square feet were as follows:

	Number of Stores						Retail Square Feet**
	May 1, 2004		Jan. 31, 2004		May 3, 2003		May 1, 2004	Jan. 31, 2004	May 3, 2003
Target	1,249	*	1,225	*	1,167	*	155,726	152,563	143,610
Mervyn's	266		266		265		21,606	21,574	21,519
Marshall Field's	62		62		62		14,450	14,447	14,439

Total	1,577		1,553		1,494		191,782	188,584	179,568

* Includes 119, 118 and 102 SuperTargets as of May 1, 2004, January 31, 2004 and May 3, 2002, respectively.

** In thousands, reflects total square feet, less office, warehouse and vacant space.

Outlook for Fiscal Year 2004

For the full year, we believe that Target Corporation is well-positioned to deliver meaningful earnings growth and profitably increase market share. As in recent years, we expect that this performance will be primarily due to growth at Target Stores, resulting from increases in comparable store sales, new store expansion, and continued contribution from our credit card operations, particularly the Target Visa card. This outlook, however, does not consider an outcome of our strategic review that could result in a sale of Marshall Field's or Mervyn's. One or more sale transactions could give rise to a gain or loss.

We may or may not enter into long-term debt repurchase transactions during the balance of the year. Excluding the effect of any additional early call or repurchase of debt, we expect interest expense in 2004 to remain essentially flat to 2003, as moderately higher portfolio interest rates are expected to be offset by slightly lower average debt outstanding.

Forward-Looking Statements

The preceding Management's Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources. Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing health care costs, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the review of strategic alternatives, the outbreak of war and other significant national and international events, and other risks and uncertainties. As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended January 31, 2004, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

PART II. OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended May 1, 2004, by Target Corporation or any "affiliated purchaser" of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
February 1, 2004 through February 28, 2004	390,068	$38.48	42,825,807	$737,915,926
February 29, 2004 through April 3, 2004	—	—	42,825,807	737,915,926
April 4, 2004 through May 1, 2004	—	—	42,825,807	737,915,926

Total	390,068	$38.48	42,825,807	$737,915,926

(1)  In January of 1999 and March of 2000, our Board of Directors authorized the aggregate repurchase of $2 billion of our common stock. Since the inception of our share repurchase program, we have repurchased a total of 43 million shares of our common stock at a total cost of approximately $1.3 billion ($29.47 per share), net of the premium from exercised and expired put options.

Item 4.    Submission of Matters to a Vote of Security Holders

  a)
  The Corporation held its Annual Shareholders' Meeting on May 19, 2004.

  b)
  The shareholders voted for the election of five nominees to serve as Class I directors for three-year terms expiring in 2007 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld
Calvin Darden	794,125,150	11,235,082
Michele J. Hooper	785,366,691	19,993,541
Anne M. Mulcahy	794,043,237	11,316,995
Stephen W. Sanger	794,160,012	11,200,220
Warren R. Staley	794,231,784	11,128,448

    There were no abstentions and no broker non-votes.

  c)
  The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2004. The vote was 784,654,540 for, 14,276,563 against and 6,429,129 abstentions. There were no broker non-votes.

  d)
  The shareholders voted to approve the Long-Term Incentive Plan. The vote was 632,665,925 for, 78,716,693 against and 8,177,793 abstentions. There were broker non-votes of 85,799,621.

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
  b)
  Reports on Form 8-K:

    Form 8-K filed February 19, 2004, providing the News Release relating to fourth quarter and fiscal year 2003 financial results.

    Form 8-K filed March 11, 2004 providing the Corporation's News Release announcing that it will review strategic alternatives for its Mervyn's and Marshall Field's divisions.

    Form 8-K filed April 8, 2004 providing the Corporation's News Release relating to its March sales results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
Dated: June 2, 2004	By:	/s/ DOUGLAS A. SCOVANNER Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing
(12).	Statements re Computations of Ratios	Filed Electronically
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically