Form 10-Q
period 2004-07-31
TARGET CORP
filed 2004-09-03
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   July 31, 2004

Commission file number 1-6049

Target Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Nicollet Mall, Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(612) 304-6073

N/A
(Former name, former address and former fiscal year, if changed since last report.)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of common stock as of July 31, 2004 was 903,334,589.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(millions, except per share data)
	Three Months Ended		Six Months Ended		Twelve Months Ended
(Unaudited)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales	$10,277	$9,324	$20,186	$17,987	$43,127	$38,189
Net credit revenues	279	270	550	535	1,112	1,044
Total revenues	10,556	9,594	20,736	18,522	44,239	39,233
Cost of sales	7,009	6,450	13,778	12,407	29,760	26,626
Selling, general and administrative expense	2,280	2,010	4,442	3,887	9,160	7,895
Credit expense	173	175	347	350	720	706
Depreciation and amortization	299	274	591	535	1,154	1,036
Earnings from continuing operations before interest expense and income taxes	795	685	1,578	1,343	3,445	2,970
Interest expense	207	154	350	296	610	592
Earnings from continuing operations before income taxes	588	531	1,228	1,047	2,835	2,378
Provision for income taxes	222	202	464	398	1,079	911
Earnings from continuing operations	366	329	764	649	1,756	1,467
Earnings from discontinued operations, net of $19, $18, $44, $36, $114 and $119 tax	31	29	71	58	213	205
Gain on disposal of discontinued operations, net of $650 tax	1,019	—	1,019	—	1,019	—
Net earnings	$1,416	$358	$1,854	$707	$2,988	$1,672

Basic earnings per share
Continuing operations	$.40	$.36	$.83	$.72	$1.93	$1.61
Discontinued operations	.03	.03	.08	.06	.23	.23
Gain from discontinued operations	1.12	—	1.12	—	1.12	—
Basic earnings per share	$1.55	$.39	$2.03	$.78	$3.28	$1.84

Diluted earnings per share
Continuing operations	$.40	$.36	$.83	$.71	$1.91	$1.60
Discontinued operations	.03	.03	.08	.06	.23	.23
Gain from discontinued operations	1.11	—	1.11	—	1.11	—
Diluted earnings per share	$1.54	$.39	$2.02	$.77	$3.25	$1.83
Dividends declared per common share	$.080	$.070	$.150	$.130	$.290	$.250
Weighted average common shares outstanding:
Basic	911.5	910.8	912.1	910.5	911.8	909.7
Diluted	918.0	918.1	919.3	916.6	918.5	915.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

	July 31,	January 31,	August 2,
(millions)	2004	2004*	2003
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$1,735	$708	$421
Accounts receivable, net	4,365	4,621	4,289
Inventory	4,914	4,531	4,095
Other	960	976	1,148
Current assets of discontinued operations	1,064	2,092	2,020
Total current assets	13,038	12,928	11,973
Property and equipment
Property and equipment	20,894	19,879	18,902
Accumulated depreciation	(4,914)	(4,726)	(4,458)
Property and equipment, net	15,980	15,153	14,444
Other	1,319	1,377	1,331
Noncurrent assets of discontinued operations	958	1,934	1,886
Total assets	$31,295	$31,392	$29,634

Liabilities and shareholders’ investment
Accounts payable	$4,740	$4,956	$3,957
Current portion of long-term debt and notes payable	606	863	763
Other	2,089	1,670	1,410
Current liabilities of discontinued operations	517	825	831
Total current liabilities	7,952	8,314	6,961
Long-term debt	9,057	10,155	11,024
Deferred income taxes and other	1,798	1,592	1,349
Noncurrent liabilities of discontinued operations	122	266	256
Shareholders’ investment	12,366	11,065	10,044
Total liabilities and shareholders’ investment	$31,295	$31,392	$29,634

Common shares outstanding	903.3	911.8	910.9

*  The January 31, 2004 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS

TARGET CORPORATION

OF CASH FLOWS  (millions)

	Six Months Ended
	July 31,	August 2,
(Unaudited)	2004	2003

Operating activities
Net earnings	$1,854	$707
Gain and earnings from discontinued operations	1,090	58
Earnings from continuing operations	764	649
Reconciliation to cash flow:
Depreciation and amortization	591	535
Deferred tax provision	136	—
Bad debt provision	216	228
Losses on disposal of fixed assets, net	24	15
Other non-cash items affecting earnings	(45)	(21)
Changes in operating accounts providing /(requiring) cash:
Accounts receivable	41	(236)
Inventory	(383)	(143)
Other current assets	65	(420)
Other assets	29	(54)
Accounts payable	(216)	(278)
Accrued liabilities	75	(15)
Income taxes payable	317	(86)
Other	—	(1)
Cash flow provided by operations	1,614	173

Investing activities
Expenditures for property and equipment	(1,397)	(1,412)
Proceeds from disposals of property and equipment	10	7
Proceeds from sale of discontinued operations	3,200	—
Cash flow provided/(required) by investing activities	1,813	(1,405)

Financing activities
Increase in notes payable, net	—	692
Additions to long-term debt	—	1,200
Reductions of long-term debt	(1,302)	(1,165)
Dividends paid	(128)	(109)
Repurchase of stock	(467)	—
Other	55	9
Cash flow (required)/provided by financing activities	(1,842)	627

Net cash (required)/provided by discontinued operations	(558)	276
Net increase/(decrease) in cash and cash equivalents	1,027	(329)

Cash and cash equivalents at beginning of period	708	750
Cash and cash equivalents at end of period	$1,735	$421

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

At July 31, 2004, we operated as a single business segment.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN No. 46). FIN No. 46 is effective at the end of the first reporting period that ends after March 15, 2004. FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN No. 46 did not have a material impact on our net earnings, cash flows or financial position.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP is effective for interim or annual periods beginning after June 15, 2004. The accumulated postretirement benefit obligation and the net periodic benefit cost in these financial statements do not reflect the effect of the subsidy because we have not yet concluded whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under The Act.

Discontinued Operations

On March 10, 2004, we began a review of strategic alternatives for Mervyn’s and Marshall Field’s which included, but were not limited to, the possible sale of one or both of these segments as ongoing businesses to existing retailers or other qualified buyers.  On June 9, 2004, we entered into an agreement to sell our interest in Marshall Field’s and the Minnesota Mervyn’s stores to The May Department Stores Company (May). The sale of Marshall Field’s was completed on July 31, 2004 while the sale of the Minnesota Mervyn’s stores was completed on August 24, 2004. May acquired total assets and liabilities with a net carrying value of $1.49 billion, in exchange for $3.24 billion cash consideration which resulted in a gain on sale of approximately $1 billion or $1.11 per share, net of tax.  To calculate the gain, we took into account certain transaction related expenses such as professional fees and stock option expenses.  On July 29, 2004, we entered into an agreement to sell the balance of Mervyn’s retail stores and distribution centers to an investment consortium including Sun Capital Partners, Inc., Cerberus Capital Management, L.P., Lubert-Adler/ Klaff and Partners, L.P. and to sell Mervyn’s credit card receivables to GE Consumer Finance, a unit of General Electric Company, for total consideration of approximately $1.65 billion in cash. This sale transaction was completed as of August 28, 2004 and will result in a pretax gain in the range of $300 million or approximately $.20 per share.  This gain will be reported in the third quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations for all periods presented. Income taxes payable resulting from the gain on the Marshall Field’s transaction are included in current liabilities of continuing operations.

In connection with the sale of Marshall Field’s, May will purchase transition support services from us until the earlier of March 31, 2005 or until May is able to develop long-term service providers for these services.  In connection with the sale of Mervyn’s, we will also provide transition services for a fee for a period of up to two to three years or until long-term service providers are developed for these services. Consideration received as a result of providing these services will essentially offset expenses incurred, which is consistent with our prior charge-out practices.

The financial results included in discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
(millions)	2004	2003	2004	2003
Revenue	$1,395	$1,390	$2,801	$2,784
Earnings from discontinued operations before income taxes	50	47	115	94

Earnings from discontinued operations, net of $19, $18, $44 and $36 tax, respectively	31	29	71	58
Gain on sale of discontinued operations, net of $650 tax	1,019	—	1,019	—
Total income from discontinued operations, net of tax	$1,050	$29	$1,090	$58

The assets and liabilities of Mervyn's that were sold in the third quarter are included in the financial statements at July 31, 2004.  The major classes of assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position on July 31, 2004, January 31, 2004 and August 2, 2003 are as follows:

(in millions)	July 31, 2004	January 31, 2004	August 2, 2003
Cash and cash equivalents	$4	$8	$8
Accounts receivable, net	440	1,155	1,053
Inventory	562	812	850
Other	58	117	109
Current assets of discontinued operations	1,064	2,092	2,020

Property and equipment, net	951	1,816	1,761
Other	7	118	125
Non-current assets of discontinued operations	958	1,934	1,886

Accounts payable	377	492	513
Accrued liabilities	137	330	315
Current portion of long term debt and notes payable	3	3	3
Current liabilities of discontinued operations	517	825	831

Long-term debt	21	62	65
Deferred income taxes and other	101	204	191
Non-current liabilities of discontinued operations	$122	$266	$256

Earnings Per Share

Basic earnings per share amounts are based on the weighted-average outstanding common shares. Diluted earnings per share are based on the weighted-average common shares including the dilutive effect of stock options amounting to a weighted average of 6.5 million, 7.2 million and 6.7 million shares, respectively, for the three, six and twelve month periods ending July 31, 2004.  The dilutive effects of stock options for the same periods in 2003 were 7.3 million, 6.1 million and 5.6 million shares, respectively.

Long-term Debt and Derivatives

During the second quarter and first half of 2004, we repurchased $455 million and $542 million, respectively, of long-term debt with a weighted average interest rate of approximately 7.0 percent for each period. These transactions resulted in a pre-tax loss of $74 million and $89 million ($.05 and $.06 per share), respectively, for the three and six month periods ended July 31, 2004, which is included in interest expense in the Consolidated Results of Operations.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding swaps is reflected in the financial statements as a component of other current assets, other long-term assets or other long-term liabilities. No ineffectiveness was recognized in the second quarter or first half of 2004 related to these instruments.

During the quarter, we entered into an interest rate swap with a notional amount of $200 million. Under this swap, we pay the variable rate in exchange for receiving a fixed rate of 5.8 percent. The swap’s variable rate was initially set at approximately 2.6 percent. We also terminated an interest rate swap with a notional amount of $200 million. These transactions did not have a material impact on net earnings.

At July 31, 2004 and January 31, 2004, interest rate swaps were outstanding in notional amounts totaling $2,150 million, compared to $1,650 million at August 2, 2003. At July 31, 2004, the fair value of our existing swaps and unamortized gains from terminated interest rate swaps was $43 million, compared to $97 million at January 31, 2004 and $79 million at August 2, 2003.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $351 million at July 31, 2004, compared to $352 million at January 31, 2004 and $334 million at August 2, 2003.

Stock Option Plans

In accordance with SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” the fair value based method has been applied prospectively to awards granted subsequent to February 1, 2003 (the last day of our 2002 fiscal year). Awards granted in fiscal year 2002 and earlier years will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed until the last of those awards vest in January of 2007.

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to second quarter or year-to-date 2004 net earnings, cash flows or financial position.  If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, earnings from continuing operations would have been the pro forma amounts shown below.

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
(millions, except per share data)	2004	2003	2004	2003
Earnings from continuing operations – as reported	$366	$329	$764	$649
Stock-based employee compensation expense included in reported earnings from continuing operations, net of tax	4	1	9	2
Stock-based employee compensation expense determined under fair value based method, net of tax	(10)	(9)	(22)	(18)
Earnings from continuing operations – pro forma	$360	$321	$751	$633
Earnings per share:
Basic – continuing operations as reported	$.40	$.36	$.83	$.72
Basic – continuing operations pro forma	$.39	$.35	$.82	$.70
Diluted – continuing operations as reported	$.40	$.36	$.83	$.71
Diluted – continuing operations pro forma	$.39	$.35	$.82	$.69

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participants who are otherwise limited by qualified plan statutes or regulations to defer compensation and earn returns either tied to the results of our 401(k) plan investment choices or market levels of interest rates.  During the first and second quarters of 2004, certain current and retired executives accepted our offer to exchange our obligation to them in a frozen non-qualified plan for cash or deferrals in an existing plan, which resulted in a pre-tax net expense of approximately $10 million and $3 million, respectively, (both less than $.01 per share). We expect lower future expenses as a result of these transactions because they were designed to be economically neutral or slightly favorable to us.

Pension and Postretirement Health Care Benefits

We have qualified defined benefit pension plans that cover all employees who meet certain age, length of service and hours worked per year requirements. We also have unfunded non-qualified pension plans for employees who have qualified plan compensation restrictions. Benefits are provided based upon years of service and the employee’s compensation. Retired employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost. Due to the sale of Marshall Field’s during the second quarter of 2004, we recorded a net curtailment gain of approximately $2 million which is included in the gain on disposal of discontinued operations as a result of freezing the benefits for Marshall Field’s team members and retaining the related assets and obligations of the plans.

	Pension Benefits
	Three Months Ended		Six Months Ended		Twelve Months Ended
(millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Service cost benefits earned during the period	$21	$19	$42	$37	$79	$66
Interest cost on projected benefit obligation	21	19	42	38	80	75
Expected return on assets	(30)	(29)	(60)	(57)	(117)	(111)
Recognized losses	9	5	19	9	28	14
Recognized prior service cost	(2)	(2)	(4)	(4)	(8)	(3)
Settlement/curtailment charges (gain)	1	—	1	—	1	(6)
Total	$20	$12	$40	$23	$63	$35

	Postretirement Healthcare Benefits
	Three Months Ended		Six Months Ended		Twelve Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Service cost benefits earned during the period	$1	$1	$1	$1	$3	$2
Interest cost on projected benefit obligation	2	2	4	5	7	8
Expected return on assets	—	—	—	—	—	—
Recognized losses	—	—	1	—	1	1
Recognized prior service cost	—	—	—	—	—	—
Settlement/curtailment (gain)	(3)	—	(3)	—	(3)	—
Total	$—	$3	$3	$6	$8	$11

MANAGEMENT’S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Continuing Operations

Second quarter 2004 earnings from continuing operations for the three and six month periods ended July 31, 2004 were $366 million and $764 million, respectively, or $.40 and $.83 per share, compared with $329 million and $649 million, or $.36 and $.71 per share, for the same periods last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 10.0 percent to $10,556 million compared with $9,594 million for the same period a year ago. For the six month period ending July 31, 2004, total revenues increased 12.0 percent to $20,736 compared to $18,522 million for the same period a year ago. Our revenue growth is due to a 3.9 percent comparable-store sales increase and the contribution from new store growth.

Total comparable-store sales (sales from stores open longer than one year) increased 3.9 percent and 5.5 percent, respectively, for the three and six month periods ended July 31, 2004.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  In the second quarter, our overall gross margin rate improved when compared to the prior year, due to improvements in both markup and markdown rates.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations because those items are separately disclosed in our Consolidated Results of Operations. In the second quarter and first half of 2004, our operating expense rate was slightly unfavorable to last year due to higher worker’s compensation expense, the year-over-year change in timing of expense incurrence, and other activities, such as more direct imports, that result in a higher SG&A rate in exchange for a higher gross margin rate.

Other Performance Factors

In the second quarter and first half of 2004, total interest expense was $207 million and $350 million, representing a $53 million and $54 million increase from the second quarter and first half of 2003. The increase in interest expense was due to a year-over-year pre-tax increase of $60 million dollars in loss on debt repurchase in 2004 (reflecting a $74 million dollar loss in the current quarter compared to a $14 million dollar loss in the second quarter of 2003) partially offset by lower average funded balances.

The estimated annual effective income tax rate in the second quarter was 37.8 percent compared to the 38.0 percent rate reflected in the second quarter of 2003.

Credit Card Operations (millions)

Our credit card program strategically supports our core retail operation.  Credit card contribution to continuing operations was as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Revenues
Finance charges, late fees and other revenues	$256	$250	$507	$496
Merchant fees
Intracompany	14	12	28	22
Third-party	23	20	43	39
Total revenues	293	282	578	557
Expenses
Bad debt	105	117	216	228
Operations and marketing	68	58	131	122
Total expenses	173	175	347	350
Pre-tax credit card contribution	$120	$107	$231	$207

As a percent of total average receivables (annualized)	10.3%	9.4%	9.7%	9.1%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Allowance at beginning of period	$349	$327	$352	$320
Bad debt provision	105	117	216	228
Net write-offs	(103)	(110)	(217)	(214)
Allowance at end of period	$351	$334	$351	$334
As a percent of period-end receivables	7.4%	7.2%	7.4%	7.2%

A summary of other continuing credit card contribution information is as follows:

	July 31,	August 2,
	2004	2003
Total period-end receivables	$4,716	$4,623

Accounts with three or more payments past due as a percent of total outstanding receivables:	3.8%	4.1%

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Total revenues as a percent of average receivables (annualized):	25.0%	24.8%	24.3%	24.5%

Net write-offs as a percent of average receivables (annualized):	8.8%	9.7%	9.1%	9.4%

Total average receivables	$4,697	$4,553	$4,756	$4,539

Analysis of Discontinued Operations

On March 10, 2004, we began a review of strategic alternatives for Mervyn’s and Marshall Field’s which included, but was not limited to, the possible sale of one or both of these segments as ongoing businesses to existing retailers or other qualified buyers.  On June 9, 2004, we entered into an agreement to sell our interest in Marshall Field’s and the Minnesota Mervyn’s stores to The May Department Stores Company (May). The sale of Marshall Field’s was completed on July 31, 2004 while the sale of the Minnesota Mervyn’s stores was completed on August 24, 2004. May acquired total assets and liabilities with a net carrying value of $1.49 billion, in exchange for $3.24 billion cash consideration which resulted in a gain on sale of approximately $1 billion or $1.11 per share, net of tax. To calculate the gain, we took into account certain transaction related expenses such as professional fees and stock option expenses. On July 29, 2004, we entered into an agreement to sell the balance of Mervyn’s retail stores and distribution centers to an investment consortium including Sun Capital Partners, Inc., Cerberus Capital Management, L.P., Lubert-Adler/ Klaff and Partners, L.P. and to sell Mervyn’s credit card receivables to GE Consumer Finance, a unit of General Electric Company, for total consideration of approximately $1.65 billion in cash. This sale transaction was completed as of August 28, 2004 and will result in a pretax gain in the range of $300 million or approximately $.20 per share.  This gain will be reported in the third quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations for all periods presented.  Income taxes payable resulting from the gain on the Marshall Field’s transaction are included in current liabilities of continuing operations.

Pre-tax earnings from discontinued operations for the three and six month periods ended July 31, 2004 were $50 million and $115 million, respectively, or $.03 and $.08 per share, compared with $47 million and $94 million, respectively, or $.03 and $.06 per share, for the same periods last year.

Analysis of Financial Condition of Continuing Operations

Liquidity and Capital Resources

Our financial condition remains strong. In assessing our financial condition, management considers factors such as cash flows provided by operations, capital expenditures and debt service obligations. We continue to fund the growth in our business through a combination of internally generated funds and debt.  In addition, we intend to utilize a portion of the proceeds from dispositions to fund growth and pay down debt.

During the second quarter, total gross receivables increased $93 million, or 2.0 percent, over the second quarter of last year.  Inventory increased $819 million, or 20.0 percent, over the second quarter of last year. Somewhat more than half of this increase is due to additional square footage and same store sales growth. The remaining increase is due to our refinement of the measurement of the point in the supply chain where ownership of direct imports occurs. The inventory growth was mainly funded by a $783 million, or 19.8 percent, increase in accounts payable.

Capital expenditures for the first six months of 2004 were $1,397 million, compared with $1,412 million for the same period a year ago.

Store Data

During the quarter, we opened a total of 27 new stores. Net of relocations and closings, these openings included 16 discount stores and 7 SuperTarget stores. At July 31, 2004, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	July 31,	Jan. 31 ,	Aug. 2,	July 31,	Jan. 31,	Aug. 2,
	2004	2004	2003	2004	2004	2003

Target General Merchandise Stores	1,146	1,107	1,085	137,090	131,638	128,253
SuperTarget Stores	126	118	106	22,322	20,925	18,809

Total	1,272	1,225	1,191	159,412	152,563	147,062

* In thousands, reflects total square feet, less office, warehouse and vacant space.

Outlook for Fiscal Year 2004

For the full year, we believe that Target Corporation is well-positioned to deliver meaningful growth in earnings from continuing operations, primarily due to increases in comparable store sales and new store expansion at Target. In addition we expect to enjoy continued growth in contribution from our credit card operations.

We may or may not enter into long-term debt repurchase transactions during the balance of the year.  Excluding the effect of any additional repurchase of debt, we expect interest expense in the second half of 2004 to be lower than the same period in 2003, due to lower average net debt outstanding resulting from the application of transaction proceeds, partially offset by higher portfolio interest rates.

Due to the seasonal nature of Mervyn’s and Marshall Field’s financial results, the disposition of these divisions is expected to have a modest adverse impact on our fourth quarter net earnings.

Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources.  Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing health care costs, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events, and other risks and uncertainties.  As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.  You are encouraged to review Exhibit (99)C attached to our Form 10-K Report for the year ended January 31, 2004, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

CONTROLS AND PROCEDURES	TARGET CORPORATION

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 31, 2004, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2, 2004 through May 29, 2004	—	$—	42,825,807	(1)	$737,915,926	(1)
May 30, 2004 through July 3, 2004	1,800,000	42.23	1,800,000	(2)	2,923,982,490	(2)
July 4, 2004 through July 31, 2004	9,236,772	42.90	11,036,772	(2)	2,527,708,401	(2)

Total	11,036,772	$42.79	11,036,772	(2)	$2,527,708,401	(2)

(1)   In January of 1999 and March of 2000, our Board of Directors authorized the aggregate repurchase of $2 billion of our common stock.  Since the inception of this share repurchase program, we have repurchased a total of 43 million shares of our common stock at a total cost of approximately $1.3 billion ($29.47 per share), net of the premium from exercised and expired put options. This share repurchase authorization was replaced by another authorized share repurchase program in June of 2004 (see footnote (2) below).

(2)   In June of 2004, our Board of Directors authorized the aggregate repurchase of $3 billion of our common stock. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed within two to three years. Since the inception of this share repurchase program, we have repurchased a total of 11 million shares of our common stock at a total cost of approximately $472 million ($42.79 per share).

(3)   In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From May 2, 2004 through July 31, 2004, we purchased 32,715 shares at an average price per share of $44.04 which were tendered pursuant to our long-term incentive plans and are not included in the table above.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	(2)A.	Asset Purchase Agreement dated as of June 9, 2004 (exhibits and schedules omitted).

	(2)B.	Equity Purchase Agreement dated as of July 29, 2004 (exhibits and schedules omitted).

	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

	(10).	Not applicable

	(11).	Not applicable

	(12).	Statements re Computations of Ratios

	(15).	Not applicable

	(18).	Not applicable

	(19).	Not applicable

	(22).	Not applicable

	(23).	Not applicable

	(24).	Not applicable

	(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99)A.	Corporation’s 364-day Credit Agreement dated June 14, 2004.

(1) Incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed on June 10, 2004.

(2) Incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed on July 30, 2004.

b)	Reports on Form 8-K:

Form 8-K filed May 13, 2004, providing the Corporation’s News Release dated May 13 containing its financial results for the quarter ended May 1, 2004.

Form 8-K filed June 10, 2004 providing the Corporation’s News Release announcing that on June 9, 2004 it had reached a definitive agreement to sell its Marshall Field’s business unit and nine locations in the Twin Cities currently operated as Mervyn’s Stores to The May Department Stores Company for approximately $3.2 billion in cash.

Form 8-K filed July 8, 2004 providing the Corporation’s News Release relating to its June sales results.

Form 8-K filed July 30, 2004 providing the Corporation’s News Release announcing that on July 29, 2004 it had reached a definitive agreement to sell its Mervyn’s business unit to an investment consortium for an aggregate consideration of approximately $1.65 billion in cash.

Form 8-K filed July 30, 2004 providing the Corporation’s News Release announcing that on July 30, 2004 it had completed the sale of its Marshall Field’s business unit to The May Department Stores Company for $3.2 billion in cash.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: September 3, 2004	By:	/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(2)A.	Asset Purchase Agreement dated as of June 9, 2004 (exhibits and schedules omitted).	Incorporated by Reference

(2)B.	Equity Purchase Agreement dated as of July 29, 2004 (exhibits and schedules omitted).	Incorporated by Reference

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(99)A.	Corporation’s 364-Day Credit Agreement dated June 14, 2004.	Filed Electronically