Form 10-Q
period 2004-10-30
TARGET CORP
filed 2004-12-03
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   October 30, 2004

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

The number of shares outstanding of common stock as of October 30, 2004 was 895,425,855.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(millions, except per share data)
	Three Months Ended		Nine Months Ended		Twelve Months Ended
(Unaudited)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales	$10,619	$9,552	$30,805	$27,539	$44,194	$39,377
Net credit revenues	290	275	840	810	1,127	1,083
Total revenues	10,909	9,827	31,645	28,349	45,321	40,460
Cost of sales	7,319	6,643	21,097	19,050	30,436	27,449
Selling, general and administrative expense	2,437	2,164	6,879	6,051	9,433	8,193
Credit expense	185	180	532	530	725	721
Depreciation and amortization	324	277	915	812	1,201	1,066
Earnings from continuing operations before interest expense and income taxes	644	563	2,222	1,906	3,526	3,031
Interest expense	113	131	463	427	592	580
Earnings from continuing operations before income taxes	531	432	1,759	1,479	2,934	2,451
Provision for income taxes	201	161	665	559	1,109	930
Earnings from continuing operations	330	271	1,094	920	1,825	1,521
Earnings from discontinued operations, net of $2, $18, $46, $54, $108 and $108 tax	4	31	75	89	176	176
Gain on disposal of discontinued operations, net of $132, $782 and $782 tax	203	—	1,222	—	1,222	—
Net earnings	$537	$302	$2,391	$1,009	$3,223	$1,697

Basic earnings per share
Continuing operations	$.37	$.30	$1.21	$1.01	$2.01	$1.67
Discontinued operations	—	.03	.08	.10	.19	.19
Gain from discontinued operations	.23	—	1.35	—	1.35	—
Basic earnings per share	$.60	$.33	$2.64	$1.11	$3.55	$1.86

Diluted earnings per share
Continuing operations	$.37	$.30	$1.20	$1.00	$2.00	$1.66
Discontinued operations	—	.03	.08	.10	.19	.19
Gain from discontinued operations	.23	—	1.34	—	1.34	—
Diluted earnings per share	$.60	$.33	$2.62	$1.10	$3.53	$1.85
Dividends declared per common share	$.080	$.070	$.230	$.200	$.300	$.260
Weighted average common shares outstanding:
Basic	896.0	911.3	906.7	910.8	907.9	910.4
Diluted	902.1	918.0	913.5	917.1	914.5	916.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

(millions)	October 30, 2004	January 31, 2004*	November 1, 2003
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$1,587	$708	$487
Accounts receivable, net	4,551	4,621	4,293
Inventory	6,559	4,531	5,214
Other	1,080	976	1,042
Current assets of discontinued operations	—	2,092	2,248
Total current assets	13,777	12,928	13,284
Property and equipment
Property and equipment	21,626	19,880	19,476
Accumulated depreciation	(5,153)	(4,727)	(4,654)
Property and equipment, net	16,473	15,153	14,822
Other	1,536	1,377	1,392
Non-current assets of discontinued operations	—	1,934	1,926
Total assets	$31,786	$31,392	$31,424

Liabilities and shareholders’ investment
Accounts payable	$6,164	$4,956	$4,631
Current portion of long-term debt and notes payable	506	863	1,471
Other	1,815	1,670	1,478
Current liabilities of discontinued operations	—	825	1,016
Total current liabilities	8,485	8,314	8,596
Long-term debt	9,082	10,155	10,940
Deferred income taxes and other	1,821	1,592	1,373
Non-current liabilities of discontinued operations	—	266	250
Shareholders’ investment	12,398	11,065	10,265
Total liabilities and shareholders’ investment	$31,786	$31,392	$31,424

Common shares outstanding	895.4	911.8	911.5

* The January 31, 2004 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS

TARGET CORPORATION

OF CASH FLOWS (millions)

	Nine Months Ended
(Unaudited)	October 30, 2004	November 1, 2003

Net earnings	$2,391	$1,009
Gain and earnings from discontinued operations	1,297	89
Earnings from continuing operations	1,094	920
Reconciliation to cash flow
Depreciation and amortization	915	812
Deferred tax provision	136	—
Bad debt provision	327	350
Losses on disposal of fixed assets, net	40	25
Other non-cash items affecting earnings	79	31
Changes in operating accounts providing / (requiring) cash:
Accounts receivable	(257)	(362)
Inventory	(2,028)	(1,262)
Other current assets	(35)	(301)
Other assets	(155)	(156)
Accounts payable	1,208	396
Accrued liabilities	135	1
Income taxes payable	(53)	(37)
Other	(17)	19
Cash flow provided by operations	1,389	436

Investing activities
Expenditures for property and equipment	(2,206)	(2,110)
Proceeds from disposals of property and equipment	15	16
Proceeds from sale of discontinued operations	4,893	—
Cash flow provided / (required) by investing activities	2,702	(2,094)

Financing activities
Increase in notes payable, net	—	1,308
Additions to long-term debt	—	1,200
Reductions of long-term debt	(1,486)	(1,178)
Dividends paid	(200)	(173)
Repurchase of stock	(958)	—
Other	87	21
Cash flow (required) / provided by financing activities	(2,557)	1,178

Net cash (required) / provided by discontinued operations	(655)	217
Net increase / (decrease) in cash and cash equivalents	879	(263)

Cash and cash equivalents at beginning of period	708	750
Cash and cash equivalents at end of period	$1,587	$487

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2003 Annual Report to Shareholders throughout pages 30-39.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature, except for the adjustments in relation to the sale of Marshall Field’s and Mervyn’s.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

We operate as a single business segment.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN No. 46). FIN No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46 was effective at the end of the first reporting period that ends after March 15, 2004. The adoption of FIN No. 46 did not have a material impact on our net earnings, cash flows or financial position.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP is effective for interim or annual periods beginning after June 15, 2004. Final regulations that would define actuarial equivalency have not yet been issued.  However, we have made a preliminary determination that our plans will be actuarially equivalent. As a result, we recorded a reduction in our accumulated post-retirement benefit obligation of $7 million in the third quarter. In addition, the expense amounts shown in the Pension and Postretirement Health Care Benefits Note reflect a $1 million reduction due to the amortization of the actuarial gain and reduction in interest cost due to the effects of the Act.

Discontinued Operations

On March 10, 2004, we began a review of strategic alternatives for Mervyn’s and Marshall Field’s which included, but was not limited to, the possible sale of one or both of these segments as ongoing businesses to existing retailers or other qualified buyers.  On June 9, 2004, we entered into an agreement to sell our interest in Marshall Field’s and the Mervyn’s stores located in Minnesota to The May Department Stores Company (May). The sale of Marshall Field’s was completed on July 31, 2004 while the sale of the Minnesota Mervyn’s stores was completed on August 24, 2004. May acquired total assets and liabilities with a net carrying value of $1.49 billion, in exchange for $3.24 billion cash consideration which resulted in a gain on sale of approximately $1 billion or $1.11 per share, net of tax. On July 29, 2004, we entered into an agreement to sell the balance of Mervyn’s retail stores and distribution centers to an investment consortium including Sun Capital Partners, Inc., Cerberus Capital Management, L.P., and Lubert-Adler/Klaff and Partners, L.P. and to sell Mervyn’s credit card receivables to GE Consumer Finance, a unit of General Electric Company, for total consideration of approximately $1.65 billion in cash. This sale transaction was completed as of August 28, 2004 and resulted in a gain on sale of approximately $200 million or $.23 per share, net of tax. To calculate the gains, we took into account certain transaction-related expenses such as professional fees and stock option expenses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations for all periods presented. Income taxes payable resulting from the gain on the Marshall Field’s and Mervyn’s transactions are included in current liabilities of continuing operations.

In connection with the sale of Marshall Field’s, May will secure transition support services from us until the earlier of March 31, 2005 or until May is able to develop long-term service providers for these services.  In connection with the sale of Mervyn’s, we will also provide transition services for a fee for a period of up to two to three years or until long-term service providers are developed for these services. Consideration received as a result of providing these services will essentially offset expenses incurred, which is consistent with our prior accounting practices.

The financial results included in discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Revenue	$294	$1,459	$3,095	$4,244
Earnings from discontinued operations before income taxes	6	49	121	143

Earnings from discontinued operations, net of $2, $18, $46 and $54 tax, respectively	4	31	75	89
Gain on sale of discontinued operations, net of $132 and $782 tax, respectively	203	—	1,222	—
Total income from discontinued operations, net of tax	$207	$31	$1,297	$89

The major classes of assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position on January 31, 2004 and November 1, 2003 are as follows:

(millions)	January 31, 2004	Nov. 1, 2003
Cash and cash equivalents	$8	$8
Accounts receivable, net	1,155	1,074
Inventory	812	1,055
Other	117	111
Current assets of discontinued operations	2,092	2,248

Property and equipment, net	1,816	1,806
Other	118	120
Non-current assets of discontinued operations	1,934	1,926

Accounts payable	492	697
Accrued liabilities	330	316
Current portion of long-term debt and notes payable	3	3
Current liabilities of discontinued operations	825	1,016

Long-term debt	62	63
Deferred income taxes and other	204	187
Non-current liabilities of discontinued operations	$266	$250

Earnings Per Share

Basic earnings per share amounts are based on the weighted-average outstanding common shares. Diluted earnings per share are based on the weighted-average outstanding common shares including the dilutive effect of stock options amounting to a weighted average of 6.1 million, 6.8 million and 6.6 million shares, respectively, for the three, nine and twelve month periods ending October 30, 2004.  The dilutive effects of stock options for the same periods in 2003 were 6.7 million, 6.3 million and 6.0 million shares, respectively.

Long-term Debt and Derivatives

During the first nine months of 2004, we repurchased $542 million of long-term debt with a weighted average interest rate of approximately 7.0 percent. These transactions resulted in a pre-tax loss of $89 million ($.06 per share), which is included in interest expense in the Consolidated Results of Operations. There were no long term debt repurchases during the third quarter.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding swaps is reflected in the financial statements as a component of other current assets, other long-term assets or other long-term liabilities. No ineffectiveness was recognized during the first nine months of 2004 related to these instruments.

At October 30, 2004, January 31, 2004 and November 1, 2003, interest rate swaps were outstanding in notional amounts totaling $2,150 million. At October 30, 2004, the fair value of our existing swaps and unamortized gains from terminated interest rate swaps was $69 million, compared to $97 million at January 31, 2004 and $89 million at November 1, 2003.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, estimated from historical portfolio performance and projections of trends, was $363 million at October 30, 2004, compared to $352 million at January 31, 2004 and $341 million at November 1, 2003.

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

Historically, and through February 1, 2003, we applied the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans. No compensation expense related to options was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the grant date. The expense related to the intrinsic value of performance-based and restricted stock awards issued was not significant to third quarter or year-to-date 2004 net earnings, cash flows or financial position.  If we had elected to recognize compensation cost based on the fair value of the awards at the grant date, earnings from continuing operations would have been the pro forma amounts shown below.

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Earnings from continuing operations – as reported	$330	$271	$1,094	$920
Stock-based employee compensation expense included in reported earnings from continuing operations, net of tax	1	1	9	3
Stock-based employee compensation expense determined under fair value based method, net of tax	(7)	(9)	(28)	(27)
Earnings from continuing operations – pro forma	$324	$263	$1,075	$896
Earnings per share:
Basic – continuing operations as reported	$.37	$.30	$1.21	$1.01
Basic – continuing operations pro forma	$.36	$.29	$1.19	$.98
Diluted – continuing operations as reported	$.37	$.30	$1.20	$1.00
Diluted – continuing operations pro forma	$.36	$.29	$1.17	$.97

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participants who are otherwise limited by qualified plan statutes or regulations to defer compensation and earn returns either tied to the results of our 401(k) plan investment choices or market levels of interest rates.  During the three and nine months ended October 30, 2004, certain current and retired executives accepted our offer to exchange our obligation to them in a frozen non-qualified plan for cash or deferrals in an existing plan, which resulted in a pre-tax net expense of approximately $1 million (less than $.01 per share) and $14 million ($.01 per share), respectively, for the three and nine month periods ending October 30, 2004. We expect lower future expenses as a result of these transactions because they were designed to be economically neutral or slightly favorable to us.

Pension and Postretirement Health Care Benefits

We have qualified defined benefit pension plans that cover all employees who meet certain age, length of service and hours worked per year requirements. We also have unfunded non-qualified pension plans for employees who have qualified plan compensation restrictions. Benefits are provided based upon years of service and the employee’s compensation. Retired employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost. During the second and third quarters of 2004, we recorded pre-tax net curtailment gains of approximately $2 million and $4 million due to the sales of Marshall Field’s and Mervyn’s, respectively. These curtailment gains are included in the gain on disposal of discontinued operations as a result of freezing the benefits for Marshall Field’s and Mervyn’s team members and retaining the related assets and obligations of the plans.

Net Pension Expense

	Pension Benefits
	Three Months Ended		Nine Months Ended		Twelve Months Ended
(millions)	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Service cost benefits earned during the period	$17	$19	$59	$56	$78	$70
Interest cost on projected benefit obligation	22	19	64	57	81	75
Expected return on assets	(30)	(29)	(90)	(86)	(118)	(112)
Recognized losses	9	5	27	14	32	16
Recognized prior service cost	(2)	(2)	(6)	(6)	(7)	(5)
Settlement/curtailment charges (gain)	(1)	—	—	—	—	(3)
Total	$15	$12	$54	$35	$66	$41

	Postretirement Healthcare Benefits
	Three Months Ended		Nine Months Ended		Twelve Months Ended
	Oct. 30, 2004	Nov.1, 2003	Oct. 30, 2004	Nov.1, 2003	Oct. 30, 2004	Nov.1, 2003

Service cost benefits earned during the period	$1	$1	$2	$2	$3	$2
Interest cost on projected benefit obligation	2	2	6	6	7	8
Expected return on assets	—	—	—	—	—	—
Recognized losses	—	—	—	—	—	1
Recognized prior service cost	—	—	1	—	1	—
Settlement/curtailment (gain)	(4)	—	(7)	—	(7)	—
Total	$(1)	$3	$2	$8	$4	$11

The expense amounts shown in the table above reflect a $1 million reduction in expense due to the amortization of the actuarial gain and reduction in interest cost due to the effects of the Medicare Prescription Drug, Improvements and Modernization Act of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Continuing Operations

Earnings from continuing operations for the three and nine month periods ended October 30, 2004 were $330 million and $1,094 million, respectively, or $.37 and $1.20 per share, compared with $271 million and $920 million, or $.30 and $1.00 per share, for the same periods last year.  Our earnings from continuing operations in the third quarter were reduced by a pre-tax adjustment of $18 million, or about $.01 per share, related to accounting for certain store leases.  This adjustment resulted from a detailed review of our leases which we began in conjunction with the sale of Mervyn’s and Marshall Field’s.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 11.0 percent to $10,909 million compared with $9,827 million for the same period a year ago. For the nine month period ending October 30, 2004, total revenues increased 11.6 percent to $31,645 compared to $28,349 million for the same period a year ago. Our revenue growth for the quarter is due to a 4.5 percent comparable-store sales increase and the contribution from new store growth.

Total comparable-store sales (sales from stores open longer than one year) increased 4.5 percent and 5.2 percent, respectively, for the three and nine month periods ended October 30, 2004.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  In the third quarter, our overall gross margin rate improved when compared to the prior year, primarily due to markup improvements.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations because those items are separately disclosed in our Consolidated Results of Operations. In the third quarter of 2004, our operating expense rate was slightly unfavorable to last year with slightly more than half of the variance due to the lease accounting adjustment.

Other Performance Factors

In the third quarter and first nine months of 2004, total interest expense was $113 million and $463 million, representing an $18 million decrease and a $36 million increase from the third quarter and first nine months of 2003, respectively. The decrease in interest expense for the third quarter was due to lower average funded balances, partially offset by a higher average portfolio interest rate.  The increase in interest expense for the nine months ended October 30, 2004 was due mainly to a year-over-year pre-tax increase of $74 million in loss on debt repurchase in 2004 (reflecting a $89 million loss in the nine months ended October 30, 2004 compared to a $15 million loss in the first nine months of 2003) along with higher average portfolio rates offset by lower average funded balances.

The estimated annual effective income tax rate in the third quarter 2004 and 2003 was 37.8 percent. The effective income tax rate for the third quarter of 2004 was 37.8 percent compared to the 37.3 percent rate reflected in the third quarter of 2003.

Credit Card Operations (millions)

Our credit card program strategically supports our core retail operation.  Credit card contribution to continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Revenues
Finance charges, late fees and other revenues	$264	$255	$771	$751
Merchant fees
Intracompany	15	12	43	33
Third-party	26	20	69	59
Total revenues	305	287	883	843
Expenses
Bad debt	111	122	327	350
Operations and marketing	74	58	205	180
Total expenses	185	180	532	530
Pre-tax credit card contribution	$120	$107	$351	$313

As a percent of total average receivables (annualized)	10.0%	9.2%	9.8%	9.1%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Allowance at beginning of period	$351	$334	$352	$320
Bad debt provision	111	122	327	350
Net write-offs	(99)	(115)	(316)	(329)
Allowance at end of period	$363	$341	$363	$341
As a percent of period-end receivables	7.4%	7.3%	7.4%	7.3%

A summary of other continuing credit card contribution information is as follows:

	Oct. 30, 2004	Nov. 1, 2003
Total period-end receivables	$4,914	$4,634

Accounts with three or more payments past due as a percent of total outstanding receivables:	3.8%	4.4%

	Three Months Ended		Nine Months Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003

Total revenues as a percent of average receivables (annualized):	25.3%	24.7%	24.6%	24.6%

Net write-offs as a percent of average receivables (annualized):	8.2%	9.9%	8.8%	9.6%

Total average receivables	$4,821	$4,640	$4,786	$4,571

Analysis of Discontinued Operations

On March 10, 2004, we began a review of strategic alternatives for Mervyn’s and Marshall Field’s which included, but was not limited to, the possible sale of one or both of these segments as ongoing businesses to existing retailers or other qualified buyers.  On June 9, 2004, we entered into an agreement to sell our interest in Marshall Field’s and the Mervyn’s stores located in Minnesota to The May Department Stores Company (May). The sale of Marshall Field’s was completed on July 31, 2004 while the sale of the Minnesota Mervyn’s stores was completed on August 24, 2004. May acquired total assets and liabilities with a net carrying value of $1.49 billion, in exchange for $3.24 billion cash consideration which resulted in a gain on sale of approximately $1 billion or $1.11 per share, net of tax. On July 29, 2004, we entered into an agreement to sell the balance of Mervyn’s retail stores and distribution centers to an investment consortium including Sun Capital Partners, Inc., Cerberus Capital Management, L.P., and Lubert-Adler/Klaff and Partners, L.P. and to sell Mervyn’s credit card receivables to GE Consumer Finance, a unit of General Electric Company, for total consideration of approximately $1.65 billion in cash. This sale transaction was completed as of August 28, 2004 and resulted in a gain on sale of approximately $200 million or $.23 per share, net of tax. To calculate the gains, we took into account certain transaction related expenses such as professional fees and stock option expenses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations for all periods presented. Income taxes payable resulting from the gain on the Marshall Field’s and Mervyn’s transactions are included in current liabilities of continuing operations.

Pre-tax earnings from discontinued operations for the three and nine month periods ended October 30, 2004 were $6 million and $121 million, respectively, or $.00 and $.08 per share, compared with $49 million and $143 million, respectively, or $.03 and $.10 per share, for the same periods last year.

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

During the third quarter, total gross receivables increased $280 million, or 6.0 percent, over the third quarter of last year. Inventory increased $1,345 million, or 26 percent, over the third quarter of last year. More than half of this increase is due to our refinement of the measurement of the point in the supply chain where ownership of direct imports occurs. The remaining increase is attributable to additional square footage, same-store sales growth and our strategic focus on increasing direct imports. The inventory growth was more than fully funded by a $1,533 million, or 33 percent, increase in accounts payable.

Capital expenditures for the first nine months of 2004 were $2,206 million, compared with $2,110 million for the same period a year ago.

Store Data

During the quarter, we opened a total of 46 new stores. Net of relocations and closings, these openings included 31 discount stores and 10 SuperTarget stores. At October 30, 2004, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Oct. 30, 2004	Jan. 31, 2004	Nov. 1, 2003	Oct. 30, 2004	Jan. 31, 2004	Nov. 1, 2003

Target General Merchandise Stores	1,177	1,107	1,109	141,503	131,638	131,832
SuperTarget Stores	136	118	118	24,057	20,925	20,925

Total	1,313	1,225	1,227	165,560	152,563	152,757

* In thousands, reflects total square feet, less office, warehouse and vacant space.

Outlook for Fiscal Year 2004

For the full year, we believe that Target Corporation is well-positioned to deliver meaningful growth in earnings from continuing operations, primarily due to expected increases in comparable store sales and new store expansion at Target. In addition we expect to benefit from continued growth in contribution from our credit card operations.

We may or may not enter into long-term debt repurchase transactions during the balance of the year.  Excluding the effect of any additional repurchase of debt, we expect interest expense in the fourth quarter of 2004 to be lower than the same period in 2003, due to lower average net debt outstanding resulting from the application of transaction proceeds, partially offset by higher portfolio interest rates.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 30, 2004, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1, 2004 through August 28, 2004	7,463,700	$44.02	18,500,472	$2,199,151,219
August 29, 2004 through October 2, 2004	3,619,500	44.89	22,119,972	2,036,671,890
October 3, 2004 through October 30, 2004	309,387	38.82	22,429,359	2,024,662,600
Total	11,392,587	$44.16	22,429,359	$2,024,662,600

(1)   In June of 2004, our Board of Directors authorized the aggregate repurchase of $3 billion of our common stock. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed within two to three years. Since the inception of this share repurchase program, we have repurchased a total of approximately 22 million shares of our common stock at a total cost of approximately $975 million ($43.48 per share).

(2)   In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From August 1, 2004 through October 30, 2004, we purchased 4,829 shares at an average price per share of $42.01 which were tendered pursuant to our long-term incentive plans and are not included in the table above.

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

TARGET CORPORATION

Dated: December 3, 2004	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically