Form 10-K
period 2005-01-29
TARGET CORP
filed 2005-04-11
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to _______________

Commission File Number 1-6049

TARGET CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612/304-6073

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒   No  ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant on July 31, 2004 was $39,300,535,713, based on the closing price of $43.60 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from this figure is the voting stock held by Registrant’s Directors and Executive Officers.)

Indicate the number of shares outstanding of each of Registrant’s classes of Common Stock, as of the latest practicable date. March 21, 2005: 885,553,006 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Target’s 2004 Annual Report to Shareholders are incorporated into Parts I, II and IV.

2.      Portions of Target’s Proxy Statement filed on April 11, 2005 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in Target’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.   Business.

Executive Summary, Page 17; the first two paragraphs of Analysis of Continuing Operations, Page 17; Analysis of Financial Condition, Pages 19-21; Credit Card Contribution, Page 18; first textual paragraph of Summary of Accounting Policies—Organization, Page 28; Quarterly Results (Unaudited), Page 37; the number of stores by state, inside back cover; the information relating to total stores, inside front cover under Financial Highlights—Continuing Operations, excluding years 2000-2001, and Discontinued Operations, Pages 21 and 29, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference. Target was incorporated in Minnesota in 1902. At the end of fiscal 2004, Target employed approximately 292,000 people.

Competition

Target’s retail merchandising business is conducted under highly competitive conditions in the discount segment. Its stores compete with national and local department, specialty, off-price, discount, grocery and drug store chains, independent retail stores and Internet businesses which handle similar lines of merchandise. Target also competes with other companies for new store sites.

Target believes the principal methods of competing in its industry include brand recognition, customer service, store location, differentiated offerings, value, quality, fashion, price, advertising, depth of selection and credit availability. Target is a leader in supporting the communities in which it does business and believes that it has a competitive advantage with regard to these competitive factors.

Available Information

Target’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.target.com (click on “Investors” and “Financial Reports & Filings”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Target’s Corporate Governance Profile, Business Conduct Guide and the position descriptions for Target’s Board of Directors and Board committees are also available free of charge in print upon request or at www.target.com (click on “Investors” and “Corporate Governance”).

Item 2.   Properties.

Leases, Page 32; and the number of stores by state, inside back cover of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 3.   Legal Proceedings.

Commitments and Contingencies, Page 31, of Target’s 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item X.   Executive Officers.

The executive officers of Target as of March 21, 2005 and their positions and ages, are as follows:

Name	Title	Age
Robert J. Ulrich	Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director	61
Timothy R. Baer	Senior Vice President, General Counsel and Corporate Secretary	44
Todd V. Blackwell	Executive Vice President, Human Resources, Assets Protection and TSS/AMC	43
Bart Butzer	Executive Vice President, Stores	48
Michael R. Francis	Executive Vice President, Marketing	42
John D. Griffith	Executive Vice President, Property Development	43
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	49
Terrence J. Scully	President, Target Financial Services	52
Paul L. Singer	Senior Vice President, Technology Services and Chief Information Officer	51
Gregg W. Steinhafel	President	50
Gerald L. Storch	Vice Chairman	48

Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience as of March 21, 2005 is set forth below.

Robert J. Ulrich Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Target since April 1994.

Timothy R. Baer Senior Vice President, General Counsel and Corporate Secretary since June 2004. Senior Vice President from April 2004 to May 2004. Vice President from February 2002 to March 2004. Assistant General Counsel from July 1994 to January 2002.

Todd V. Blackwell Executive Vice President, Human Resources, Assets Protection and TSS/AMC since February 2003. Senior Vice President, Human Resources of Target from September 2000 to February 2003. Senior Vice President, Stores of Mervyn’s (a former subsideriary of Target) from December 1998 to September 2000.

Bart Butzer Executive Vice President, Stores since April 2001. President of Mervyn’s from March 1997 to April 2001.

Michael R. Francis Executive Vice President, Marketing since February 2003. Senior Vice President, Marketing from January 2001 to February 2003. Senior Vice President, Marketing and Visual Merchandising of Marshall Field’s (a former division of Target) from April 1996 to January 2001.

John D. Griffith Executive Vice President, Property Development since February 2005. Senior Vice President, Property Development from February 2000 to January 2005. Vice President, Construction from January 1999 to February 2000.

Douglas A. Scovanner Executive Vice President and Chief Financial Officer since February 2000. Senior Vice President and Chief Financial Officer from June 1994 to February 2000.

Terrence J. Scully President, Target Financial Services since March 2003. Vice President, Target Financial Services, from April 1998 to February 2003.

Paul L. Singer Senior Vice President, Technology Services and Chief Information Officer since April 2000. Senior Vice President, Information Services from February 1999 to April 2000.

Gregg W. Steinhafel President since August 1999.

Gerald L. Storch Vice Chairman since January 2001. President, Financial Services and New Businesses from May 1998 to January 2001.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information with respect to purchases of Target common stock made during the three months ended January 29, 2005, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 31, 2004 through November 27, 2004	—	$—	22,429,359	$2,024,662,600
November 28, 2004 through January 1, 2005	—	—	22,429,359	2,024,662,600
January 2, 2005 through January 29, 2005	6,057,000	49.51	28,486,359	1,724,763,665
Total	6,057,000	$49.51	28,486,359	$1,724,763,665

(1)   In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed over two to three years. Since the inception of this share repurchase program, we have repurchased a total of approximately 28 million shares of our common stock at a total cost of approximately $1,275 million ($44.77 per share).

(2)   In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From October 31, 2004 through January 29, 2005, there were no such repurchases.

Dividends declared per share and Closing common stock price, Page 37, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.

Total revenues, Earnings before income taxes, Per share data, Total assets and Long-term debt, excluding 1999 information, Page 16, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis, Pages 17-23; and the second textual paragraph of Pension and Postretirement Health Care Benefits—Assumptions, Page 36, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.

Market Risk, Page 21; and Derivatives, Page 32, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

Pages 24-37; and the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Page 38, of Target’s 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9a.   Controls and Procedures.

As of the end of the period covered by this annual report, Target conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Target’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, Target’s chief executive officer and chief financial officer concluded that Target’s disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, Page 38, of Target’s 2004 Annual Report to Shareholders, are incorporated herein by reference.

Item 9b.   Other Information.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target’s definitive Proxy Statement filed on April 11, 2005. Except for those portions specifically incorporated in this Form 10-K by reference to Target’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.   Directors and Executive Officers of the Registrant.

Election of Directors, Pages 5-27; Audit Committee, Page 27; Section 16(a) Beneficial Ownership Reporting Compliance, Page 30; and Business Ethics and Conduct, Page 29, of Target’s Proxy Statement filed on April 11, 2005, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.   Executive Compensation.

Executive Compensation, Pages 15-21; and Director Compensation, Page 8, of Target’s Proxy Statement filed on April 11, 2005, are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	33,598,674 (1)	$32.59	51,560,249
Equity compensation plans not approved by security holders	0	—	0
Total	33,598,674	$32.59	51,560,249

(1) This amount includes 482,490 performance shares granted in fiscal 2002, 496,084 performance shares granted in fiscal 2003 and 628,785 performance shares granted in fiscal 2004, which represent the maximum number of shares issuable pursuant to outstanding performance awards under Target’s Long-Term Incentive Plan. The actual number of performance shares that will be issued, if any, depends on Target’s financial performance over a period of time. Performance shares do not have an exercise price and thus they have been excluded from the weighted-average exercise price calculation in column (b).

Largest Owners of Target’s Shares, Page 14; and Share Ownership of Directors and Officers, Pages 13-14, of Target’s Proxy Statement filed on April 11, 2005, are incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

Not Applicable.

Item 14.   Principal Accounting Fees and Services.

Audit and Non-audit Fees, Page 28, of Target’s Proxy Statement filed on April 11, 2005, is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

a)     Financial Statements

Consolidated Results of Operations for the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Statements of Financial Position at January 29, 2005 and January 31, 2004.

Consolidated Statements of Cash Flows for the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Statements of Shareholders’ Investment for the Years Ended January 29, 2005,
January 31, 2004 and February 1, 2003.

Notes to Consolidated Financial Statements, Pages 28-37, of Target’s 2004 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Page 38, of Target’s 2004 Annual Report to Shareholders.

Target, through its special purpose subsidiary, Target Receivables Corporation (“TRC”), has entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

Financial Statement Schedule

For the Years Ended January 29, 2005, January 31, 2004 and February 1, 2003.

II—Valuation and Qualifying Accounts.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)     Exhibits

(3)A.		Restated Articles of Incorporation (as amended January 9, 2002) (1)
B.		By-Laws (as amended through November 11, 1998) (2)
(4)A.		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended (3)
B.		Amended and Restated Rights Agreement, dated as of August 5, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent (4)
C.		Registrant agrees to furnish to the Commission on request copies of instruments with respect to long-term debt.
(10)A.	*	Executive Short-Term Incentive Plan (5)
B.	*	Director Stock Option Plan of 1995 (6)
C.	*	Supplemental Pension Plan I (7)
D.	*	Executive Long-Term Incentive Plan of 1981 (8)
E.	*	Supplemental Pension Plan II (9)
F.	*	Supplemental Pension Plan III (10)
G.	*	Deferred Compensation Plan Senior Management Group (11)

H.	*	Deferred Compensation Plan Directors (12)
I.	*	Income Continuance Policy Statement (13)
J.	*	SMG Income Continuance Policy Statement (14)
K.	*	SMG Executive Deferred Compensation Plan (15)
L.	*	Director Deferred Compensation Plan (16)
M.	*	Executive Excess Long-Term Disability Plan (17)
N.	*	Long-Term Incentive Plan (18)
O.	*	Director Retirement Program
(12)		Statements re: Computations of Ratios
(13)		2004 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A.		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B.		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A.		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B.		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)A.		Registrant’s Form 11-K Report for the year ended December 31, 2004
C.		Cautionary Statements Relating to Forward-Looking Information

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Incorporated by reference to Exhibit (3)A to Target’s Form 10-K Report for the year ended February 2, 2002.
(2)	Incorporated by reference to Exhibit (3)(ii) to Target’s Form 10-Q Report for the quarter ended October 31, 1998.
(3)	Incorporated by reference to Exhibit A to Exhibit 1 to Target’s Registration Statement on Form 8-A dated September 19, 2001.
(4)	Incorporated by reference to Exhibit 10 to Target’s Form 10-Q Report for the quarter ended August 3, 2002.
(5)	Incorporated by reference to Exhibit (10)A to Target’s Form 10-K Report for the year ended February 2, 2002.
(6)	Incorporated by reference to Exhibit (10)C to Target’s Form 10-Q Report for the quarter ended August 2, 2003.

(7)

Incorporated by reference to Exhibit 10(E) to Target’s Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit (10)G to Target’s Form 10-Q Report for the quarter ended November 2, 2002.

(8)	Incorporated by reference to Exhibit (10)B to Target’s Form 10-Q Report for the quarter ended August 2, 2003.
(9)

Incorporated by reference to Exhibit (10)G to Target’s Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit (10)G to Target’s Form 10-Q Report for the quarter ended November 2, 2002.

(10)

Incorporated by reference to Exhibit 10(H) to Target’s Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit 10(G) to Target’s Form 10-Q Report for the quarter ended November 2, 2002.

(11)	Incorporated by reference to Exhibit (10)G to Target’s Form 10-K Report for the year ended February 1, 2003.
(12)	Incorporated by reference to Exhibit (10)H to Target’s Form 10-K Report for the year ended February 1, 2003.
(13)	Incorporated by reference to Exhibit (10)K to Target’s Form 10-K Report for the year ended January 30, 1999.
(14)	Incorporated by reference to Exhibit (10)L to Target’s Form 10-K Report for the year ended January 30, 1999.
(15)

Incorporated by reference to Exhibit 4.4 to Target’s Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001 and Amendment thereto, incorporated by reference to Exhibit (10)F to Target’s Form 10-Q for the quarter ended November 2, 2002.

(16)	Incorporated by reference to Exhibit 4.2 to Target’s Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001.
(17)	Incorporated by reference to Exhibit (10)O to Target’s Form 10-K Report for the year ended February 3, 2001.
(18)	Incorporated by reference to Appendix B of Target’s Proxy Statement filed on April 5, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 11, 2005		Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ ROBERT J. ULRICH
Robert J. Ulrich
Dated: April 11, 2005	Chairman of the Board and Chief Executive Officer
/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 11, 2005	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN	STEPHEN W. SANGER
CALVIN DARDEN	WARREN R. STALEY
MICHELE J. HOOPER	GEORGE W. TAMKE
JAMES A. JOHNSON	SOLOMON D. TRUJILLO
RICHARD M. KOVACEVICH	ROBERT J. ULRICH	Directors
ANNE M. MULCAHY

Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 11, 2005		Attorney-in-fact

TARGET CORPORATION
Schedule II - Valuation and Qualifying Accounts
Fiscal Years 2004, 2003 and 2002

(Millions of Dollars)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of Period	Additions charged to cost, expenses, revenues	Deductions	Balance at end of period
Accounts receivable reserves:
2004	$352	$451	$(416)	$387
2003	$320	$476	$(444)	$352
2002	$180	$391	$(251)	$320

EXHIBIT INDEX

Exhibit	Description	Manner of Filing
(3)A.	Restated Articles of Incorporation (as amended January 9, 2002)	Incorporated by Reference

(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended	Incorporated by Reference

(4)B.	Amended and Restated Rights Agreement, dated as of August 5, 2002 between the Registrant and Mellon Investor Services LLC., as Rights Agent	Incorporated by Reference

(10)A.	Executive Short-Term Incentive Plan	Incorporated by Reference

(10)B.	Director Stock Option Plan of 1995	Incorporated by Reference

(10)C.	Supplemental Pension Plan I	Incorporated by Reference

(10)D.	Executive Long-Term Incentive Plan of 1981	Incorporated by Reference

(10)E.	Supplemental Pension Plan II	Incorporated by Reference

(10)F.	Supplemental Pension Plan III	Incorporated by Reference

(10)G.	Deferred Compensation Plan Senior Management Group	Incorporated by Reference

(10)H.	Deferred Compensation Plan Directors	Incorporated by Reference

(10)I.	Income Continuance Policy Statement	Incorporated by Reference

(10)J.	SMG Income Continuance Policy Statement	Incorporated by Reference

(10)K.	SMG Executive Deferred Compensation Plan	Incorporated by Reference

(10)L.	Director Deferred Compensation Plan	Incorporated by Reference

(10)M.	Executive Excess Long-Term Disability Plan	Incorporated by Reference

(10)N.	Long-Term Incentive Plan	Incorporated by Reference

(10)O.	Director Retirement Program	Filed Electronically

(12)	Statements re: Computations of Ratios	Filed Electronically

(13)	2004 Annual Report to Shareholders	Filed Electronically

(21)	List of Subsidiaries	Filed Electronically

(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically

(24)	Powers of Attorney	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(99)A.	Registrant’s Form 11-K Report for the year ended December 31, 2004	Filed Electronically

(99)C.	Cautionary Statements Relating to Forward-Looking Information	Filed Electronically