Form 10-Q
period 2005-04-30
TARGET CORP
filed 2005-06-03
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   April 30, 2005

Commission file number 1-6049

Target Corporation
Exact name of registrant as specified in its charter)

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

The number of shares outstanding of common stock as of April 30, 2005 was 883,370,639.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS	TARGET CORPORATION
(millions, except per share data)
	Three Months Ended
	April 30,	May 1,
(Unaudited)	2005	2004
Sales	$11,171	$9,909
Net credit revenues	306	271
Total revenues	11,477	10,180
Cost of sales	7,556	6,769
Selling, general and administrative expense	2,495	2,172
Credit expense	179	174
Depreciation and amortization	340	292
Earnings from continuing operations before interest expense and income taxes	907	773
Net interest expense	111	143
Earnings from continuing operations before income taxes	796	630
Provision for income taxes	302	238
Earnings from continuing operations	494	392
Earnings from discontinued operations, net of $25 tax	—	40
Net earnings	$494	$432

Basic earnings per share
Continuing operations	$.56	$.43
Discontinued operations	—	.04
Basic earnings per share	$.56	$.47

Diluted earnings per share
Continuing operations	$.55	$.43
Discontinued operations	—	.04
Diluted earnings per share	$.55	$.47

Dividends declared per common share	$.080	$.070
Weighted average common shares outstanding:
Basic	887.0	912.6
Diluted	893.5	921.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

	April 30,	January 29,	May 1,
(millions)	2005	2005*	2004
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$1,152	$2,245	$614
Accounts receivable, net	4,857	5,069	4,340
Inventory	5,407	5,384	4,473
Other current assets	1,039	1,224	889
Current assets of discontinued operations	—	—	2,083
Total current assets	12,455	13,922	12,399
Property and equipment
Property and equipment	22,696	22,272	20,188
Accumulated depreciation	(5,368)	(5,412)	(4,681)
Property and equipment, net	17,328	16,860	15,507
Other non-current assets	1,512	1,511	1,331
Non-current assets of discontinued operations	—	—	1,910
Total assets	$31,295	$32,293	$31,147

Liabilities and shareholders’ investment
Accounts payable	$5,110	$5,779	$4,355
Current portion of long-term debt and notes payable	4	504	1,359
Other current liabilities	2,059	1,937	1,610
Current liabilities of discontinued operations	—	—	907
Total current liabilities	7,173	8,220	8,231
Long-term debt	9,005	9,034	9,529
Deferred income taxes	973	973	632
Other non-current liabilities	1,097	1,037	964
Non-current liabilities of discontinued operations	—	—	257
Shareholders’ investment	13,047	13,029	11,534
Total liabilities and shareholders’ investment	$31,295	$32,293	$31,147

Common shares outstanding	883.4	890.6	913.4

* The January 29, 2005 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS	TARGET CORPORATION
OF CASH FLOWS
(millions)

	Three Months Ended
	April 30,	May 1,
(Unaudited)	2005	2004

Operating activities
Net earnings	$494	$432
Earnings from disposal of discontinued operations, net of tax	—	40
Earnings from continuing operations	494	392
Reconciliation to cash flow:
Depreciation and amortization	340	292
Bad debt provision	106	111
Loss on disposal of property and equipment, net	6	7
Other non-cash items affecting earnings	43	21
Changes in operating accounts providing/(requiring) cash:
Accounts receivable originated at Target	90	82
Inventory	(23)	58
Other current assets	151	124
Other non-current assets	(2)	10
Accounts payable	(669)	(601)
Accrued liabilities	(93)	(97)
Income taxes payable	163	33
Other	(6)	—
Cash flow provided by operations	600	432

Investing activities
Expenditures for property and equipment	(717)	(632)
Proceeds from the disposal of property and equipment	4	1
Change in accounts receivable originated at third parties	16	89
Cash flow required by investing activities	(697)	(542)

Financing activities
Reductions of long term debt	(511)	(108)
Dividends paid	(71)	(64)
Repurchase of stock	(450)	(15)
Stock option exercises	36	48
Cash flow required for financing activities	(996)	(139)

Net cash provided by discontinued operations	—	155
Net decrease in cash and cash equivalents	(1,093)	(94)

Cash and cash equivalents at beginning of period	2,245	708
Cash and cash equivalents at end of period	$1,152	$614

Amounts in this statement are presented on a cash basis and therefore may differ from those shown elsewhere in this 10-Q report. See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	TARGET CORPORATION

Accounting Policies

The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2004 Annual Report to Shareholders throughout pages 28-37.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature, except for the adjustments in relation to the sale of Marshall Field’s and Mervyn’s.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly earnings are not necessarily indicative of the results that may be expected for the full fiscal year.

We operate as a single business segment.

Discontinued Operations

As previously disclosed in our 2004 Annual Report to Shareholders, we completed the sale of our Marshall Field’s and Mervyn’s businesses during 2004.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations.

There were no financial results included in discontinued operations for the three months ended April 30, 2005.  For the three months ended May 1, 2004, total revenue included in discontinued

operations was $1,406 million and earnings from discontinued operations, net of $25 million tax, was $40 million.

There were no assets or liabilities of Marshall Field’s or Mervyn’s included in our Consolidated Statements of Financial Position at April 30, 2005 or January 29, 2005.  The major classes of assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position at May 1, 2004 are as follows:

(millions)	May 1, 2004
Cash and cash equivalents	$8
Accounts receivable, net	1,039
Inventory	914
Other current assets	122
Current assets of discontinued operations	$2,083

Property and equipment, net	$1,794
Other non-current assets	116
Non-current assets of discontinued operations	$1,910

Accounts payable	$619
Accrued liabilities	285
Current portion of long-term debt and notes payable	3
Current liabilities of discontinued operations	$907

Long-term debt	$57
Deferred income taxes	—
Other non-current liabilities	200
Non-current liabilities of discontinued operations	$257

Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares that are assumed to be issued upon the exercise of stock options.

	Basic EPS		Diluted EPS
	Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,
(millions, except per share data)	2005	2004	2005	2004
Net earnings	$494	$432	$494	$432
Basic weighted average common shares outstanding	887.0	912.6	887.0	912.6
Stock options	—	—	6.5	8.8
Weighted average common shares outstanding	887.0	912.6	893.5	921.4
Earnings per share	$.56	$.47	$.55	$.47

There were no antidilutive shares issuable upon exercise at April 30, 2005 or May 1, 2004.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience, was $394 million at April 30, 2005, compared to $387 million at January 29, 2005 and $349 million at May 1, 2004.

Contingencies

We expect to receive a share of proceeds from the $3 billion Visa / MasterCard antitrust litigation settlement, as we are a member of the class action lawsuit.  The amount and timing of the payment are not certain at this time; however, we now expect to obtain greater clarity on this issue during 2005.

We are exposed to claims and litigation arising out of the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. Our policy is to disclose pending lawsuits and other known claims that we expect may have a material impact on our results of operations, cash flows or financial condition. Other than the matter discussed above, we do not believe any of the currently identified claims and litigated matters meet this criterion, either individually or in the aggregate.

Long-Term Debt and Derivatives

There were no significant long term debt repurchases during the first quarter of 2005.  During the first three months of 2004, we repurchased $88 million of long-term debt with a weighted average interest rate of 6.7 percent. These transactions resulted in a pre-tax loss of $15 million ($.01 per share), which is included in net interest expense in the Consolidated Results of Operations.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding interest rate swaps is reflected in the Consolidated Statements of Financial Position as a component of other current assets, other non-current assets or other non-current liabilities. No ineffectiveness was recognized related to these instruments.

At April 30, 2005, January 29, 2005 and May 1, 2004, interest rate swaps were outstanding in notional amounts totaling $3,500 million, $2,850 million and $2,150 million, respectively. The recent increase in swap exposure relates to our new practice of assessing finance charges on our credit card receivables at a prime-based floating rate instead of a fixed rate. At April 30, 2005, the fair value of outstanding interest rate swaps and net unamortized gains from terminated interest rate swaps was $26 million, compared to $45 million at January 29, 2005 and $52 million at May 1, 2004.

Stock-Based Compensation

We elected to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” in the fourth quarter of 2004 under the modified retrospective transition method.  SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method.  Under the modified retrospective transition method, all prior period financial statements were restated in the fourth quarter of 2004 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.  Total compensation expense related to stock-based compensation was $30 million for the three months ended April 30, 2005 and $18 million for the three months ended May 1, 2004.

In certain circumstances under our stock-based compensation plans, we allow for the vesting of employee awards to continue post-employment.  Accordingly, for awards granted subsequent to our adoption of SFAS No. 123R and to the extent those awards continue to vest post-employment, we have accelerated expense recognition, such that the value of the award is fully expensed over the service period.  The affect of this accelerated recognition of expense is included in the compensation expense amount disclosed above for the three months ended April 30, 2005.  Awards granted prior to the adoption of SFAS No. 123R will continue to be expensed over the explicit vesting period in accordance with SEC guidelines.  The impact of using the accelerated expense recognition policy prior to the adoption of SFAS No. 123R would have been immaterial to the compensation expense recognized for the three months ended May 1, 2004.

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participants who are otherwise limited by qualified plan statutes or regulations to defer compensation and earn returns tied to the results of either our 401(k) plan investment choices, including Target stock, or in the case of a frozen plan, market levels of interest rates, plus an additional return determined by the terms of each plan.  During the first quarter of 2004, certain current and retired executives accepted our offer to exchange our obligation to them under our frozen non-qualified plan for cash or deferrals in our current non-qualified plans, which resulted in expense of approximately $10 million for the three month period ended May 1, 2004.  There were no such exchange transactions during the three months ended April 30, 2005.

Pension and Postretirement Health Care Benefits

We have a qualified defined benefit pension plan that covers all U.S. employees who meet certain age, length of service and hours worked per year requirements. We also have unfunded non-qualified pension plans for employees who have qualified plan compensation restrictions. Benefits are provided based upon years of service and the employee’s compensation. Retired employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Net Pension Expense

	Pension Benefits		Postretirement Healthcare Benefits
	Three Months Ended		Three Months Ended
(millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost benefits earned during the period	$17	$21	$—	$1
Interest cost on projected benefit obligation	22	22	2	2
Expected return on assets	(34)	(30)	—	—
Recognized losses	10	9	—	—
Recognized prior service cost	(1)	(2)	—	—
Settlement/curtailment charges	1	—	—	—
Total	$15	$20	$2	$3

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS	TARGET CORPORATION

Analysis of Continuing Operations

Earnings from continuing operations for the three month period ended April 30, 2005 were $494 million, or $.55 per share, compared with $392 million, or $.43 per share, for the same period last year.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 12.7 percent to $11,477 million compared with $10,180 million for the same period a year ago. Our revenue growth for the quarter is due to the contribution from new store expansion, a 6.2 percent comparable-store sales increase and growth in net credit revenues.  Comparable-store sales are sales from stores open longer than one year, including stores that were moved to a new location or remodeled as a general merchandise store.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  Cost of sales primarily include purchases, markdowns, shortage and other costs associated with our merchandise.  In the first quarter, our overall gross margin rate improved when compared to the prior year, reflecting favorable markup and shortage performance.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations, which are reflected separately in our Consolidated Results of Operations. In the first quarter of 2005, our operating expense rate was unfavorable to prior year, with about half of the variance due to differences in the timing of expenses and to strategies that drive incremental gross margin rate.

Other Performance Factors

In the first quarter of 2005, total net interest expense was $111 million, representing a $32 million decrease from the first quarter of 2004. The decrease in net interest expense reflects the benefit of lower average funded balances resulting from the application of proceeds from the Marshall Field’s and Mervyn’s sale transactions and a lower loss on debt repurchase, partially offset by a higher average portfolio interest rate.

The effective income tax rate for the first quarter of 2005 was 37.9 percent versus 37.8 percent for the first quarter of 2004.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability.  Credit card contribution to continuing operations was as follows:

	Three Months Ended
	April 30,	May 1,
(millions)	2005	2004
Revenues
Finance charges, late fees and other revenues	$279	$251
Merchant fees
Intracompany	15	14
Third-party	27	20
Total revenues	321	285
Expenses
Bad debt provision	106	111
Operations and marketing	73	63
Total expenses	179	174
Pre-tax credit card contribution	$142	$111

As a percent of average receivables (annualized)	10.7%	9.2%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended
	April 30,	May 1,
	2005	2004
Allowance at beginning of period	$387	$352
Bad debt provision	106	111
Net write-offs	(99)	(114)
Allowance at end of period	$394	$349
As a percent of period-end receivables	7.5%	7.4%

A summary of other continuing credit card contribution information is as follows:

	April 30,	May 1,
	2005	2004
Period-end receivables	$5,251	$4,689

Accounts with three or more payments past due as a percent of period-end receivables:	3.0%	3.9%

	Three Months Ended
	April 30,	May 1,
	2005	2004

Total revenues as a percent of average receivables (annualized):	24.1%	23.7%

Net write-offs as a percent of average receivables (annualized):	7.4%	9.5%

Average receivables	$5,322	$4,798

Average receivables rose 11 percent from the same period a year ago and net write-off and delinquency rates improved significantly, reflecting the excellent credit quality of our portfolio.

Analysis of Discontinued Operations

There were no financial results included in discontinued operations for the three months ended April 30, 2005. For the three months ended May 1, 2004, total revenue included in discontinued operations was $1,406 million and earnings from discontinued operations, net of $25 million tax, was $40 million.

Analysis of Financial Condition of Continuing Operations

Liquidity and Capital Resources

Our financial condition remains strong. In assessing our financial condition, we consider factors such as cash flows provided or used by operations, capital expenditures and debt service obligations. We continue to fund the growth in our business and the execution of our share repurchase program through a combination of internally generated funds and the utilization of a portion of the proceeds from the dispositions of Marshall Field’s and Mervyn’s.

During the first quarter, gross receivables increased $562 million, or 12.0 percent, over the first quarter of last year. Inventory increased $934 million, or 20.9 percent, over the first quarter of last year, reflecting the natural increase required to support additional square footage, same-store sales growth and our strategic focus on increasing direct imports. In addition, approximately 9 percent of the increase in inventory reflects the refinement of our measurement of the point in our supply chain at which effective ownership occurs. The growth in inventory was mainly funded by a $755 million, or 17.3 percent, increase in accounts payable.

Capital expenditures for the first three months of 2005 were $717 million, compared with $632 million for the same period a year ago.  This increase is primarily attributable to growth in our new store expansion program.

Store Data

During the quarter, we opened a total of 26 new stores. Net of relocations and closings, these openings included 17 general merchandise stores and 5 SuperTarget stores. At April 30, 2005, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	April 30,	Jan. 29,	May 1,	April 30,	Jan. 29,	May 1,
	2005	2005	2004	2005	2005	2004

Target General Merchandise Stores	1,189	1,172	1,130	143,288	140,953	134,626
SuperTarget Stores	141	136	119	24,936	24,062	21,100

Total	1,330	1,308	1,249	168,224	165,015	155,726

* In thousands, reflects total square feet, less office, warehouse and vacant space.

Outlook for Fiscal Year 2005

We expect a low double-digit increase in revenue in 2005, resulting from the combination of net new square footage growth of approximately 8 percent, an expected mid-single digit increase in comparable store sales and growth in our credit card revenues.  We believe this increase in revenue, combined with other factors, will contribute to meaningful growth in earnings and earnings per share from continuing operations for the full year.

Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and the adequacy of our capital resources.  Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing health care costs, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events, and other risks and uncertainties.  As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.  You are encouraged to review Exhibit (99)C attached to this Form 10-Q Report, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

ITEM 4 - CONTROLS AND PROCEDURES	TARGET CORPORATION

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

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 30, 2005, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 30, 2005 through February 26, 2005	2,799,100	$50.61	31,285,459	$1,583,103,923
February 27, 2005 through April 2, 2005	5,100,360	49.11	36,385,819	1,332,627,831
April 3, 2005 through April 30, 2005	1,270,685	47.71	37,656,504	1,272,004,757
Total	9,170,145	$49.37	37,656,504	$1,272,004,757

(1)   In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed over two to three years. Since the inception of this share repurchase program, we have repurchased a total of approximately 38 million shares of our common stock at a total cost of approximately $1,728 million ($45.89 per share).

(2)   In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From January 30, 2005 through April 30, 2005, we acquired 957 shares at an average price per share of $52.25 which were tendered pursuant to our long-term incentive plans and are not included in the table above.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)        The Corporation held its Annual Shareholders’ Meeting on May 18, 2005.

b)       The shareholders voted for the election of two nominees to serve as Class II directors for three-year terms expiring in 2008 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Roxanne S. Austin	793,942,577	13,651,641
James A. Johnson	782,097,673	25,496,544

There were no abstentions and no broker non-votes.

c)        The shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Corporation for fiscal year 2005.  The vote was 787,590,893 for, 13,971,067 against and 6,032,108 abstentions.  There were no broker non-votes.

ITEM 6 - EXHIBITS

a)	Exhibits

	(2).	Not applicable

	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

	(10)A.	Performance measures for fiscal 2005 under Target’s Executive Short-Term Incentive Plan (1)

	(10)B.	Performance criteria for January 2005 performance share awards under Target’s Long-Term Incentive Plan (2).

	(11).	Not applicable

	(12).	Statements re Computations of Ratios

	(15).	Not applicable

	(18).	Not applicable

	(19).	Not applicable

	(22).	Not applicable

	(23).	Not applicable

	(24).	Not applicable

	(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99)C.	Cautionary Statements Relating to Forward-Looking Information.

	(1)	Incorporated by reference to Target’s Form 8-K Report filed March 15, 2005.

	(2)	Incorporated by reference to Target’s Form 8-K Report filed January 19, 2005.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: June 3, 2005	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(10)A.	Performance measures for fiscal 2005 under Target’s Executive Short-Term Incentive Plan.	Incorporated by Reference

(10)B.	Performance criteria for January 2005 performance share awards under Target’s Long-Term Incentive Plan.	Incorporated by Reference

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(99)C.	Cautionary Statements Relating to Forward-Looking Information.	Filed Electronically