Form 10-Q
period 2005-07-30
TARGET CORP
filed 2005-09-02
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   July 30, 2005

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days, (3) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act), and (4) is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of common stock as of July 30, 2005 was 884,664,439.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS		TARGET CORPORATION
(millions, except per share data)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(Unaudited)	2005	2004	2005	2004
Sales	$11,667	$10,277	$22,838	$20,186
Net credit revenues	323	279	629	550
Total revenues	11,990	10,556	23,467	20,736
Cost of sales	7,828	7,009	15,384	13,778
Selling, general and administrative expense	2,650	2,289	5,145	4,461
Credit expense	187	173	366	347
Depreciation and amortization	346	299	686	591
Earnings from continuing operations before interest expense and income taxes	979	786	1,886	1,559
Net interest expense	110	207	221	350
Earnings from continuing operations before income taxes	869	579	1,665	1,209
Provision for income taxes	329	219	631	457
Earnings from continuing operations	540	360	1,034	752
Earnings from discontinued operations, net of taxes of $19 and $44	—	31	—	71
Gain on disposal of discontinued operations, net of taxes of $650 and $650	—	1,019	—	1,019
Net earnings	$540	$1,410	$1,034	$1,842

Basic earnings per share
Continuing operations	$.61	$.40	$1.17	$.82
Discontinued operations	—	.03	—	.08
Gain on disposal of discontinued operations	—	1.12	—	1.12
Basic earnings per share	$.61	$1.55	$1.17	$2.02

Diluted earnings per share
Continuing operations	$.61	$.39	$1.16	$.81
Discontinued operations	—	.03	—	.08
Gain on disposal of discontinued operations	—	1.11	—	1.11
Diluted earnings per share	$.61	$1.53	$1.16	$2.00

Dividends declared per common share	$.10	$.08	$.18	$.15
Weighted average common shares outstanding:
Basic	883.3	911.5	885.1	912.1
Diluted	891.2	919.2	892.4	920.3

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION		TARGET CORPORATION

	July 30,	January 29,	July 31,
(millions)	2005	2005*	2004
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$696	$2,245	$1,735
Accounts receivable, net	5,012	5,069	4,365
Inventory	5,628	5,384	4,914
Other current assets	1,001	1,224	984
Current assets of discontinued operations	—	—	1,064
Total current assets	12,337	13,922	13,062
Property and equipment
Property and equipment	23,652	22,272	20,894
Accumulated depreciation	(5,629)	(5,412)	(4,914)
Property and equipment, net	18,023	16,860	15,980
Other non-current assets	1,559	1,511	1,319
Non-current assets of discontinued operations	—	—	958
Total assets	$31,919	$32,293	$31,319

Liabilities and shareholders’ investment
Accounts payable	$5,472	$5,779	$4,740
Current portion of long-term debt and notes payable	753	504	606
Other current liabilities	1,812	1,937	2,082
Current liabilities of discontinued operations	—	—	517
Total current liabilities	8,037	8,220	7,945
Long-term debt	8,226	9,034	9,057
Deferred income taxes	973	973	768
Other non-current liabilities	1,161	1,037	987
Non-current liabilities of discontinued operations	—	—	122
Shareholders’ investment	13,522	13,029	12,440
Total liabilities and shareholders’ investment	$31,919	$32,293	$31,319

Common shares outstanding	884.7	890.6	903.3

*  The January 29, 2005 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)

	Six Months Ended
	July 30,	July 31,
(Unaudited)	2005	2004

Operating activities
Net earnings	$1,034	$1,842
Earnings from and gain on disposal of discontinued operations, net of tax	—	(1,090)
Earnings from continuing operations	1,034	752
Reconciliation to cash flow:
Depreciation and amortization	686	591
Deferred income tax	—	136
Bad debt provision	217	216
Loss on disposal of fixed assets, net	43	24
Other non-cash items affecting earnings	12	40
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	17	36
Inventory	(244)	(383)
Other current assets	191	79
Other non-current assets	(8)	29
Accounts payable	(307)	(216)
Accrued liabilities	85	79
Income taxes payable	(286)	309
Other	18	—
Cash flow provided by operations	1,458	1,692

Investing activities
Expenditures for property and equipment	(1,774)	(1,397)
Proceeds from disposal of fixed assets	13	10
Change in accounts receivable originated at third parties	(177)	5
Proceeds from sale of discontinued operations	—	3,200
Cash flow (required) / provided by investing activities	(1,938)	1,818

Financing activities
Reductions of long-term debt	(513)	(1,385)
Dividends paid	(142)	(128)
Repurchase of stock	(533)	(487)
Stock option exercises	120	75
Other	(1)	—
Cash flow required by financing activities	(1,069)	(1,925)

Net cash required by discontinued operations	—	(558)
Net (decrease) / increase in cash and cash equivalents	(1,549)	1,027

Cash and cash equivalents at beginning of period	2,245	708
Cash and cash equivalents at end of period	$696	$1,735

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

New Accounting Pronouncements

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued a proposed Interpretation, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109.”  This proposed Interpretation would clarify the accounting for uncertain tax positions as described in FASB Statement No. 109, “Accounting for Income Taxes,” and would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation is expected to be effective as of the end of the first fiscal year ending after December 15, 2005.  We are in the process of assessing the impact that this new guidance will have on our net earnings, cash flows and financial position.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6).  EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination.  This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for reporting periods beginning after June 29, 2005.  The adoption of this statement did not have an impact on our net earnings, cash flows or financial position.

Discontinued Operations

As previously disclosed in our 2004 Annual Report to Shareholders, we completed the sale of our Marshall Field’s and Mervyn’s businesses during 2004.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations.

There were no financial results included in discontinued operations for the three or six month periods ended July 30, 2005.  For the three months and six months ended July 31, 2004, total revenues included in discontinued operations were $1,395 million and $2,801 million, respectively, and earnings from discontinued operations were $31 million and $71 million, net of taxes of $19 million and $44 million, respectively.

There were no assets or liabilities of Marshall Field’s or Mervyn’s included in our Consolidated Statements of Financial Position at July 30, 2005 or January 29, 2005.  The major classes of assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position at July 31, 2004 are as follows:

(millions)	July 31, 2004
Cash and cash equivalents	$4
Accounts receivable, net	440
Inventory	562
Other current assets	58
Current assets of discontinued operations	$1,064

Property and equipment, net	$951
Other non-current assets	7
Non-current assets of discontinued operations	$958

Accounts payable	$377
Accrued liabilities	137
Current portion of long-term debt and notes payable	3
Current liabilities of discontinued operations	$517

Long-term debt	$21
Deferred income taxes	—
Other non-current liabilities	101
Non-current liabilities of discontinued operations	$122

Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options, performance shares or restricted stock.

	Basic EPS				Diluted EPS
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(millions, except per share data)	Jul 30, 2005	Jul 31, 2004	Jul 30, 2005	Jul 31, 2004	Jul 30, 2005	Jul 31, 2004	Jul 30, 2005	Jul 31, 2004

Net earnings	$540	$1,410	$1,034	$1,842	$540	$1,410	$1,034	$1,842
Basic weighted average common shares outstanding	883.3	911.5	885.1	912.1	883.3	911.5	885.1	912.1
Stock options, performance shares and restricted stock	—	—	—	—	7.9	7.7	7.3	8.2
Weighted average common shares outstanding	883.3	911.5	885.1	912.1	891.2	919.2	892.4	920.3

Earnings per share	$.61	$1.55	$1.17	$2.02	$.61	$1.53	$1.16	$2.00

There were no antidilutive shares issuable upon exercise related to stock options, performance shares or restricted stock at July 30, 2005 or July 31, 2004.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience, was $409 million at July 30, 2005, compared to $387 million at January 29, 2005 and $351 million at July 31, 2004.

Contingencies

We expect to receive a share of proceeds from the $3 billion Visa / MasterCard antitrust litigation settlement, as we are a member of the class action lawsuit.  The amount and timing of the payment are not certain at this time and, accordingly, no gain has been recorded at July 30, 2005; however, we expect to obtain greater clarity on this issue during the second half of 2005.

We are exposed to claims and litigation arising out of the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. Our policy is to disclose pending lawsuits and other known claims that may have a material impact on our results of operations, cash flows or financial condition. Other than the matter discussed above, we do not believe any of the currently identified claims and litigated matters meet this criterion, either individually or in the aggregate.

Long-Term Debt and Derivatives

There were no significant long-term debt repurchases during the second quarter and first half of 2005.  During the second quarter and first half of 2004, we repurchased $455 million and $542 million, respectively, of long-term debt with a weighted average interest rate of approximately 7.0 percent for each period. These transactions resulted in a pre-tax loss of $74 million and $89 million ($.05 and $.06 per share), respectively, for the three and six month periods ended July 31, 2004, which is included in net interest expense in the Consolidated Results of Operations.

On June 9, 2005, we entered into a five-year credit agreement with a group of banks, for a $1.6 billion unsecured revolving credit facility.  The new facility replaced our two existing committed credit agreements and is scheduled to expire in June 2010.  The credit agreement contains one financial covenant, leverage ratio.  We are, and expect to remain, in compliance with this covenant.  There were no outstanding balances under this agreement at any time during the second quarter 2005.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding interest rate swaps is reflected in the Consolidated Statements of Financial Position as a component of other current assets, other non-current assets and other non-current liabilities. No ineffectiveness was recognized related to these instruments during the three or six months ended July 30, 2005 and July 31, 2004.

During the quarter, we terminated an interest rate swap with a notional amount of $200 million, resulting in a gain of $24 million that will be amortized into income over the remaining thirteen year life of the hedged debt.

At July 30, 2005, January 29, 2005 and July 31, 2004, interest rate swaps were outstanding in notional amounts totaling $3,300 million, $2,850 million and $2,150 million, respectively. The recent increase in swap exposure corresponds to our new practice of assessing finance charges on our credit card receivables at a prime-based floating rate instead of a fixed rate.  At July 30, 2005, the fair value of outstanding interest rate swaps and net unamortized gains from terminated interest rate swaps was $11 million, compared to $45 million at January 29, 2005 and $43 million at July 31, 2004.

Stock-Based Compensation

We elected to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” in the fourth quarter of 2004 under the modified retrospective transition method.  SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method.  Under the modified retrospective transition method, all prior period financial statements were restated in the fourth quarter of 2004 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.  Total compensation expense related to stock-based compensation was $26 million and $57 million, respectively, for the three and six months ended July 30, 2005 and $16 million and $34 million, respectively, for the three and six months ended July 31, 2004.

In certain circumstances under our stock-based compensation plans, we allow for the vesting of employee awards to continue post-employment.  Accordingly, for awards granted subsequent to our adoption of SFAS No. 123R and to the extent those awards continue to vest post-employment, we have accelerated expense recognition, such that the value of the award is fully expensed over the employee’s minimum service period instead of being expensed over the explicit vesting period.  The effect of this accelerated recognition of expense is included in the compensation expense amount disclosed above for the three and six months ended July 30, 2005.  Awards granted prior to the adoption of SFAS No. 123R will continue to be expensed over the explicit vesting period in accordance with SEC guidelines.  The impact of using the accelerated expense recognition policy prior to the adoption of SFAS No. 123R would have been immaterial to the compensation expense recognized for the three and six months ended July 31, 2004.

During the second quarter of 2005, 3.0 million shares were issued due to stock option exercises.  During the first quarter of 2005, 1.9 million shares were issued due to stock option exercises.  The total stock options outstanding at July 30, 2005 were 26.8 million with exercise prices ranging between $6.26 and $54.64, and expiration dates between February 26, 2006 and June 27, 2015.

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participants who are otherwise limited by qualified plan statutes or regulations to defer compensation and earn returns tied to the results of either our 401(k) plan investment choices, or in the case of a frozen plan, market levels of interest rates, plus an additional return determined by each plan’s terms.  During the first and second quarters of 2004, certain retired executives accepted our offer to exchange our obligation to them under our frozen non-qualified plan for cash or deferrals in our current non-qualified plans, which resulted in expense of approximately $10 million and $3 million (both less than $.01 per share), respectively.  There were no such exchange transactions during the three or six months ended July 30, 2005.

Pension and Postretirement Health Care Benefits

We have a qualified defined benefit pension plan covering all U.S. employees who meet age and service requirements. We also have unfunded non-qualified pension plans for employees with qualified plan compensation restrictions. Benefits are provided based upon years of service and the employee’s compensation. Retired employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Net Pension Expense

	Pension Benefits
	Three Months Ended		Six Months Ended
(millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost benefits earned during the period	$17	$21	$34	$42
Interest cost on projected benefit obligation	22	21	44	42
Expected return on assets	(35)	(30)	(69)	(60)
Amortization of recognized losses	11	9	21	19
Recognized prior service cost	(2)	(2)	(3)	(4)
Settlement/curtailment charges	—	1	1	1
Total	$13	$20	$28	$40

	Postretirement Healthcare Benefits
	Three Months Ended		Six Months Ended
(millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost benefits earned during the period	$1	$1	$1	$1
Interest cost on projected benefit obligation	1	2	3	4
Amortization of recognized losses	—	—	—	1
Settlement/curtailment charges	—	(3)	—	(3)
Total	$2	$—	$4	$3

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	TARGET CORPORATION

Analysis of Continuing Operations

Earnings from continuing operations for the three and six month periods ended July 30, 2005 were $540 million, or $.61 per share and $1,034 million, or $1.16 per share, respectively, compared with $360 million, or $.39 per share, and $752 million, or $.81 per share, respectively, for the same periods last year.  All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 13.6 percent to $11,990 million compared with $10,556 million for the same period a year ago. For the six month period ending July 30, 2005, total revenues increased 13.2 percent to $23,467 million compared to $20,736 million for the same period a year ago.  Our revenue growth is due to a 6.7 percent and 6.5 percent comparable-store sales increase for the quarter and year-to-date periods, respectively, the contribution from new store expansion, and growth in net credit revenues.  Comparable-store sales are sales from stores open longer than one year, including stores that have relocated and general merchandise stores that have been remodeled. Comparable-store sales do not include sales from our on-line business or from general merchandise stores that have been converted to a SuperTarget store format in the past twelve months.  The method of calculating comparable-store sales varies across the retail industry.  As a result, our calculation of comparable-store sales is not necessarily comparable to similarly titled measures reported by other companies.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  Cost of sales primarily includes purchases, markdowns, shrinkage and other costs associated with our merchandise.  In the second quarter of 2005, our overall gross margin rate improved when compared to the prior year, primarily reflecting favorable markup.  Product mix was essentially neutral to gross margin for the quarter.  Markdown and shrinkage performance were also favorable during the second quarter of 2005.  For the first six months of 2005, the improvement in gross margin rate primarily reflects favorable markup and shrinkage performance.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations, reflected separately in our Consolidated Results of Operations. In the second quarter of 2005, our operating expense rate was unfavorable to the same period last year due to higher incentive and stock-based compensation expense, which represented somewhat over half of the increase, with the remainder of the increase due to strategies and accounting practices that result in incremental gross margin rate, including an increase in the amount of co-op advertising vendor income that offset cost of sales.  For the first half of 2005, our operating expense rate was unfavorable to the prior year due to: higher incentive and stock-based compensation expense, differences in the timing of expenses and strategies and accounting practices that result in incremental gross margin rate.

Other Performance Factors

In the second quarter and first half of 2005, net interest expense was $110 million and $221 million, respectively, representing a $97 million and a $129 million decrease, respectively, from the second quarter and first half of 2004. The majority of these decreases in net interest expense were attributable to last year’s loss on debt repurchase of $74 million in the second quarter and $89 million for the six-month period, respectively. The remainder of the net interest expense reduction reflects the benefit of lower average funded balances due to the application of proceeds from the Marshall Field’s and Mervyn’s sale transactions, partially offset by a higher average portfolio interest rate.

The effective income tax rate for continuing operations for the second quarter of 2005 was 37.9 percent versus 37.8 percent for the second quarter of 2004.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability.  Credit card contribution to continuing operations was as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(millions)	2005	2004	2005	2004
Revenues
Finance charges, late fees and other revenues	$293	$256	$572	$507
Merchant fees
Intracompany	17	14	32	28
Third-party	30	23	57	43
Total revenues	340	293	661	578
Expenses
Bad debt provision	111	105	217	216
Operations and marketing	76	68	149	131
Total expenses	187	173	366	347
Pre-tax credit card contribution	$153	$120	$295	$231

As a percent of average receivables (annualized)	11.5%	10.3%	11.1%	9.7%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Allowance at beginning of period	$394	$349	$387	$352
Bad debt provision	111	105	217	216
Net write-offs	(96)	(103)	(195)	(217)
Allowance at end of period	$409	$351	$409	$351
As a percent of period-end receivables	7.5%	7.4%	7.5%	7.4%

A summary of other continuing credit card contribution information is as follows:

	July 30,	July 31,
	2005	2004
Period-end receivables	$5,421	$4,716
Accounts with three or more payments past due as a percent of period-end receivables:	3.0%	3.8%

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Total revenues as a percent of average receivables (annualized):	25.5%	25.0%	24.8%	24.3%

Net write-offs as a percent of average receivables (annualized):	7.2%	8.8%	7.3%	9.1%

Average receivables	$5,328	$4,697	$5,336	$4,756

In the second quarter and first half of 2005, our credit card operations contributed $153 million and $295 million, respectively, to earnings before interest and taxes (EBIT), representing a 27.5 percent and 27.7 percent increase, respectively, over the same periods last year.  Average receivables rose 13.4 percent and 12.2 percent, respectively, from the same three and six month periods a year ago and net write-off and delinquency rates improved significantly, reflecting the excellent credit quality of our portfolio.

Analysis of Discontinued Operations

There were no financial results included in discontinued operations for the three or six month periods ended July 30, 2005.  For the three months and six months ended July 31, 2004, total revenues included in discontinued operations were $1,395 million and $2,801 million, respectively, and earnings from discontinued operations were $31 million and $71 million, net of taxes of $19 million and $44 million, respectively.

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

Gross receivables increased $705 million, or 14.9 percent, over the second quarter of last year. Inventory increased $714 million, or 14.5 percent, over the second quarter of last year, reflecting the natural increase required to support additional square footage, same-store sales growth and our strategic focus on increasing direct imports. In addition, approximately 4 percent of the increase in inventory results from inventory accounting refinements that we made in 2004. The growth in inventory was more than fully funded by a $732 million, or 15.4 percent, increase in accounts payable.

Capital expenditures for the first six months of 2005 were $1,774 million, compared with $1,397 million for the same period a year ago.  This increase during the first half of the year is primarily attributable to growth in our new store expansion program, as well as the timing of investments in distribution center expansion.  We expect capital expenditures to increase at a slower pace during the second half of the year.

On June 9, 2005, we entered into a five-year credit agreement with a group of banks, for a $1.6 billion unsecured revolving credit facility.  The new facility replaced our two existing committed credit agreements and is scheduled to expire in June 2010.  The credit agreement contains one financial covenant, leverage ratio.  We are, and expect to remain, in compliance with this covenant.  There were no outstanding balances under this agreement at any time during the second quarter 2005.

Store Data

During the quarter, we opened a total of 23 new stores. Net of relocations and closings, these openings included 21 general merchandise stores. At July 30, 2005, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	July 30,	Jan. 29,	July 31,	July 30,	Jan. 29,	July 31,
	2005	2005	2004	2005	2005	2004
Target General Merchandise Stores	1,210	1,172	1,146	146,096	140,953	137,090
SuperTarget Stores	141	136	126	24,936	24,062	22,322
Total	1,351	1,308	1,272	171,032	165,015	159,412

* In thousands, reflects total square feet, less office, warehouse and vacant space.

Outlook for Fiscal Year 2005

We expect a low-double digit increase in revenue in 2005, resulting from the combination of net new square footage growth of approximately 8 percent, an expected mid-single digit increase in comparable store sales and continued growth in our credit card revenues. We believe this increase in revenue, combined with other factors, will contribute to meaningful growth in earnings and earnings per share from continuing operations for the full year.

Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements regarding our performance, liquidity and adequacy of capital resources.  Those statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing health care costs, shifting capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, the outbreak of war and other significant national and international events, and other risks and uncertainties.  As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.  You are encouraged to review Exhibit (99)C attached to this Form 10-Q Report, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 30, 2005, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2005 through May 28, 2005	1,688,200	$47.42	39,344,704	$1,191,956,119
May 29, 2005 through July 2, 2005	—	—	39,344,704	1,191,956,119
July 3, 2005 through July 30, 2005	—	—	39,344,704	1,191,956,119
Total	1,688,200	$47.42	39,344,704	$1,191,956,119

(1)  In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed over two to three years. Since the inception of this share repurchase program, we have repurchased a total of approximately 39 million shares of our common stock at a total cost of approximately $1,808 million ($45.95 per share).

(2)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From May 1, 2005 through July 30, 2005, there were no such repurchases.

ITEM 6 - EXHIBITS

a)	Exhibits

	(2).	Not applicable

	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

	(10).	Five-year credit agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein.

	(11).	Not applicable

	(12).	Statements re Computations of Ratios

	(15).	Not applicable

	(18).	Not applicable

	(19).	Not applicable

	(22).	Not applicable

	(23).	Not applicable

	(24).	Not applicable

	(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99)C.	Cautionary Statements Related to Forward-Looking Information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: September 2, 2005	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(10).	Five-year credit agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein.	Filed Electronically

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(99)C.	Cautionary Statements Related to Forward-Looking Information.	Filed Electronically