Form 10-Q
period 2005-10-29
TARGET CORP
filed 2005-12-02
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   October 29, 2005

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

The number of shares outstanding of common stock as of October 29, 2005 was 879,183,763.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

CONSOLIDATED RESULTS OF OPERATIONS		TARGET CORPORATION
(millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(Unaudited)	2005	2004	2005	2004
Sales	$11,863	$10,619	$34,701	$30,805
Net credit revenues	343	290	972	840
Total revenues	12,206	10,909	35,673	31,645
Cost of sales	8,034	7,319	23,418	21,097
Selling, general and administrative expense	2,786	2,448	7,931	6,909
Credit expense	201	185	567	532
Depreciation and amortization	354	324	1,040	915
Earnings from continuing operations before interest expense and income taxes	831	633	2,717	2,192
Net interest expense	118	113	339	463
Earnings from continuing operations before income taxes	713	520	2,378	1,729
Provision for income taxes	278	196	909	653
Earnings from continuing operations	435	324	1,469	1,076
Earnings from discontinued operations, net of taxes of $2 and $46	—	4	—	75
Gain on disposal of discontinued operations, net of taxes of $132 and $782	—	203	—	1,222
Net earnings	$435	$531	$1,469	$2,373

Basic earnings per share
Continuing operations	$.49	$.36	$1.66	$1.19
Discontinued operations	—	—	—	.08
Gain on disposal of discontinued operations	—	.23	—	1.35
Basic earnings per share	$.49	$.59	$1.66	$2.62

Diluted earnings per share
Continuing operations	$.49	$.36	$1.65	$1.17
Discontinued operations	—	—	—	.08
Gain on disposal of discontinued operations	—	.23	—	1.34
Diluted earnings per share	$.49	$.59	$1.65	$2.59

Dividends declared per common share	$.10	$.08	$.28	$.23
Weighted average common shares outstanding:
Basic	881.2	896.0	883.8	906.7
Diluted	887.0	905.0	890.6	915.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION		TARGET CORPORATION

	October 29,	January 29,	October 30,
(millions)	2005	2005*	2004
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$503	$2,245	$1,587
Accounts receivable, net	5,127	5,069	4,551
Inventory	7,488	5,384	6,559
Other current assets	1,293	1,224	1,104
Total current assets	14,411	13,922	13,801
Property and equipment
Property and equipment	24,452	22,272	21,626
Accumulated depreciation	(5,879)	(5,412)	(5,153)
Property and equipment, net	18,573	16,860	16,473
Other non-current assets	1,514	1,511	1,536
Total assets	$34,498	$32,293	$31,810

Liabilities and shareholders’ investment
Accounts payable	$6,966	$5,779	$6,164
Current portion of long-term debt and notes payable	752	504	506
Other current liabilities	1,923	1,937	1,803
Total current liabilities	9,641	8,220	8,473
Long-term debt	9,143	9,034	9,082
Deferred income taxes	973	973	768
Other non-current liabilities	1,185	1,037	1,011
Shareholders’ investment	13,556	13,029	12,476
Total liabilities and shareholders’ investment	$34,498	$32,293	$31,810

Common shares outstanding	879.2	890.6	895.4

*  The January 29, 2005 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION
(millions)

	Nine Months Ended
	October 29,	October 30,
(Unaudited)	2005	2004

Operating activities
Net earnings	$1,469	$2,373
Earnings from and gain on disposal of discontinued operations, net of tax	—	(1,297)
Earnings from continuing operations	1,469	1,076
Reconciliation to cash flow:
Depreciation and amortization	1,040	915
Deferred income tax	—	136
Bad debt provision	337	327
Loss on disposal of fixed assets, net	48	40
Other non-cash items affecting earnings	41	78
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	(26)	3
Inventory	(2,104)	(2,028)
Other current assets	(69)	(7)
Other non-current assets	(14)	(155)
Accounts payable	1,187	1,208
Accrued liabilities	194	139
Income taxes payable	(303)	(65)
Other	20	(17)
Cash flow provided by operations	1,820	1,650

Investing activities
Expenditures for property and equipment	(2,657)	(2,206)
Proceeds from disposal of fixed assets	22	15
Change in accounts receivable originated at third parties	(369)	(260)
Proceeds from sale of discontinued operations	—	4,893
Cash flow (required) / provided by investing activities	(3,004)	2,442

Financing activities
Increase in notes payable, net	924	—
Additions to long-term debt	13	—
Reductions of long-term debt	(527)	(1,486)
Dividends paid	(230)	(200)
Repurchase of stock	(898)	(990)
Stock option exercises	161	118
Other	(1)	—
Cash flow required by financing activities	(558)	(2,558)

Net cash required by discontinued operations	—	(655)
Net (decrease) / increase in cash and cash equivalents	(1,742)	879

Cash and cash equivalents at beginning of period	2,245	708
Cash and cash equivalents at end of period	$503	$1,587

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q report. Consistent with the provisions of SFAS No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

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

New Accounting Pronouncements

On October 18, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2).  Statement 123(R) requires companies to estimate the fair value of share-based payment awards when the awards have been granted.  One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award.  Under FSP 123(R)-2, a mutual understanding is presumed to exist on the date the award is approved by the Board of Directors or management with relevant authority, assuming certain conditions are met.  FSP 123(R)-2 is applicable upon initial adoption of Statement 123(R) or, for companies that adopted Statement 123(R) prior to the issuance of FSP 123(R)-2, the guidance shall be applied to the first reporting period after the date the FSP is posted to the FASB website.  As required, we applied the guidance in FSP 123(R)-2 beginning on October 18, 2005.  The adoption of this guidance did not have a material impact on our net earnings, cash flows or financial position.

On October 6, 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1).  FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  FSP 13-1 is effective for the first reporting period after December 15, 2005.  Target has historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on our net earnings, cash flows or financial position.

On July 14, 2005, the FASB issued a proposed Interpretation, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109.”  This proposed Interpretation would clarify the accounting for uncertain tax positions as described in FASB Statement No. 109, “Accounting for Income Taxes,” and would require an enterprise to recognize in its financial statements the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation was originally expected to be effective for fiscal years ending after December 15, 2005 (i.e. fiscal 2005 for Target).

However, the final issuance of the statement has been delayed until the first calendar quarter of 2006 and the final effective date for adoption is not known at this time.  We are in the process of assessing the impact that this new guidance will have on our net earnings, cash flows and financial position.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6).  EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination.  This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for reporting periods beginning after June 29, 2005.  The adoption of this guidance did not have an impact on our net earnings, cash flows or financial position.

Discontinued Operations

As previously disclosed in our 2004 Annual Report to Shareholders, we completed the sale of our Marshall Field’s and Mervyn’s businesses during 2004.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of Marshall Field’s and Mervyn’s are reported as discontinued operations.

For the three months and nine months ended October 30, 2004, total revenues included in discontinued operations were $294 million and $3,095 million, respectively, and earnings from discontinued operations were $4 million and $75 million, net of taxes of $2 million and $46 million, respectively.  In addition, we recorded a gain on the sale of discontinued operations of $203 million and $1,222 million, net of taxes of $132 million and $782 million, respectively, for the three and nine month periods ended October 30, 2004. Because Marshall Field’s and Mervyn’s were disposed of in 2004, there were no financial results included in discontinued operations for the three or nine month periods ended October 29, 2005.

There were no assets or liabilities of Marshall Field’s or Mervyn’s included in our Consolidated Statements of Financial Position at October 29, 2005, January 29, 2005 or October 30, 2004.

Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options or the vesting of performance shares.

	Basic EPS				Diluted EPS
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(millions, except per share data)	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004

Net earnings	$435	$531	$1,469	$2,373	$435	$531	$1,469	$2,373
Basic weighted average common shares outstanding	881.2	896.0	883.8	906.7	881.2	896.0	883.8	906.7
Stock options and performance shares	—	—	—	—	5.8	9.0	6.8	8.5
Weighted average common shares outstanding	881.2	896.0	883.8	906.7	887.0	905.0	890.6	915.2

Earnings per share	$.49	$.59	$1.66	$2.62	$.49	$.59	$1.65	$2.59

Our dilutive EPS calculation excludes any shares related to stock options for which the effect would have been antidilutive.  There were approximately 17 thousand antidilutive shares issuable upon exercise excluded from the dilutive EPS calculations at October 29, 2005 and October 30, 2004, respectively.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience, was $417 million at October 29, 2005, compared to $387 million at January 29, 2005 and $363 million at October 30, 2004.

Contingencies

The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during the third quarter of 2005.  Accordingly, we have recorded a $27 million ($.02 per share) gain for our share of the proceeds, which we expect to collect during the first half of fiscal 2006.  We also expect to receive an additional, much smaller payment; however the amount and timing of that payment are not certain at this time due to the proceedings that are still continuing and, accordingly, no additional gain has been recorded at October 29, 2005.

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

Long-Term Debt and Derivatives

There were no significant long-term debt repurchases during the third quarter and first nine months of 2005.  During the first nine months of 2004, we repurchased $542 million of long-term debt with a weighted average interest rate of approximately 7.0 percent.  These transactions resulted in a pre-tax loss of $89 million ($.06 per share), which is included in net interest expense in the Consolidated Results of Operations.  There were no long-term debt repurchases during the third quarter of 2004.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a variable rate. The fair value of our outstanding interest rate swaps is reflected in the Consolidated Statements of Financial Position as a component of other current assets, other non-current assets, other current liabilities and other non-current liabilities. No ineffectiveness was recognized related to these instruments during the three or nine months ended October 29, 2005 and October 30, 2004.

At October 29, 2005, January 29, 2005 and October 30, 2004, interest rate swaps were outstanding in notional amounts totaling $3,300 million, $2,850 million and $2,150 million, respectively.  The increase in swap exposure was executed to offset a portion of the effect of changes in floating rates on our credit card receivables.  A majority of our credit card receivables are now denominated in rates tied to the prime rate.  At October 29, 2005, the fair value of outstanding interest rate swaps and net unamortized gains/(losses) from terminated interest rate swaps was $(22) million, compared to $45 million at January 29, 2005 and $69 million at October 30, 2004.

Stock-Based Compensation

We elected to adopt the provisions of SFAS No. 123(R), “Share-Based Payment,” in the fourth quarter of 2004 under the modified retrospective transition method.  SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method.  Under the modified retrospective transition method, all prior period financial statements were restated in the fourth quarter of 2004 to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.  Total compensation expense related to stock-based compensation was $11 million and $68 million, respectively, for the three and nine months ended October 29, 2005 and $11 million and $45 million, respectively, for the three and nine months ended October 30, 2004.

In certain circumstances under our stock-based compensation plans, we allow for the vesting of employee awards to continue post-employment.  Accordingly, for awards granted subsequent to our adoption of SFAS No. 123(R) and to the extent those awards continue to vest post-employment, we have accelerated expense recognition, such that the value of the award is fully expensed over the employee’s minimum service period instead of being expensed over the explicit vesting period.  The effect of this accelerated recognition of expense is included in the compensation expense amount disclosed above for the three and nine months ended October 29, 2005.  Awards granted prior to the adoption of SFAS No. 123(R) will continue to be expensed over the explicit vesting period in accordance with SEC guidelines.  The impact of using the accelerated expense recognition policy prior to the adoption of SFAS No. 123(R) would have been immaterial to the compensation expense recognized for the three and nine months ended October 30, 2004.

During the third quarter and first nine months of 2005, 1.2 million and 6.2 million shares, respectively, were issued for stock option exercises.

Defined Contribution Plans

In addition to our defined contribution 401(k) plan, we maintain non-qualified, unfunded plans that allow participation by employees who are otherwise limited by qualified plan statutes or regulations (i.e. highly compensated employees).  These employees can defer compensation, including company match amounts, and earn returns tied to the results of our 401(k) plan investment choices plus an additional return as determined by the terms of the plan.  In the case of a frozen plan, compensation that has been deferred earns returns tied to the market level of interest rates plus an additional return determined by that plan’s terms. During the third quarter of 2005, certain retired executives accepted our offer to exchange our obligation to them under our frozen non-qualified plan for cash or deferrals in our current non-qualified plan, which resulted in expense of $7 million (less than $.01 per share).  There were no such exchange transactions during the first or second quarters of 2005.  During the three and nine months ended October 30, 2004, similar exchange transactions resulted in expense of approximately $1 million (less than $.01 per share) and $14 million ($.01 per share), respectively.  Additionally, during the third quarter of 2005, certain non-qualified pension and survivor benefits owed to current non-executive officers were exchanged for cash or deferrals in our current non-qualified defined contribution plan.  These exchanges resulted in expense of $8 million (less than $.01 per share).  There were no such exchange transactions during the first or second quarters of 2005 or in the first nine months of 2004.

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

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (the Act) was signed into law in December 2003.  As a result of the Act we recorded a reduction in our accumulated post-retirement benefit obligation of $7 million in the third quarter of 2004.  In addition, the expense amounts shown in the table below reflect a $1 million reduction due to the amortization of the actuarial gain and reduction in interest cost due to the effects of the Act.

As discussed in the Defined Contribution Plans footnote above, certain non-qualified pension and survivor benefits owed to current non-executive officers were exchanged for cash or deferrals in our current non-qualified defined contribution plan during the third quarter of 2005.  The effects of this exchange transaction are included in the Net Pension Expense table below.

Net Pension Expense

	Pension Benefits (millions)
	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost benefits earned during the period	$16	$17	$50	$59
Interest cost on projected benefit obligation	22	22	66	64
Expected return on assets	(34)	(30)	(103)	(90)
Amortization of recognized losses	11	9	32	27
Recognized prior service cost	(1)	(2)	(4)	(6)
Settlement/curtailment charges	(1)	(1)	—	—
Total	$13	$15	$41	$54

	Postretirement Healthcare Benefits (millions)
	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost benefits earned during the period	$—	$1	$1	$2
Interest cost on projected benefit obligation	2	2	5	6
Recognized prior service cost	—	—	—	1
Settlement/curtailment charges	—	(4)	—	(7)
Total	$2	$(1)	$6	$2

Subsequent Events

On November 9, 2005, Target Receivables Corporation issued, through the Target Credit Card Owner Trust 2005-1, $900 million of debt secured by credit card receivables to the public, which will be included in long-term debt in the Consolidated Statement of Financial Position at year-end.  This issue of receivable-backed securities has an expected maturity of five years and a floating interest rate set at 1-month LIBOR plus .06 percent.

On November 9, 2005, our Board of Directors increased the current $3 billion share repurchase authorization by $2 billion, for a total authorization of $5 billion.  As of the end of the third quarter of 2005, we have repurchased approximately $2.2 billion of our common stock leaving approximately $2.8 billion of remaining authorization.  We continue to expect the repurchase of our common stock to be made primarily in open market transactions, subject to market conditions, and expect to complete the aggregate program in two to three years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	TARGET CORPORATION

Analysis of Continuing Operations

Earnings from continuing operations for the three and nine month periods ended October 29, 2005 were $435 million, or $.49 per share and $1,469 million, or $1.65 per share, respectively, compared with $324 million, or $.36 per share, and $1,076 million, or $1.17 per share, respectively, for the same periods last year.  All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Total revenues for the quarter increased 11.9 percent to $12,206 million compared with $10,909 million for the same period a year ago. For the nine month period ending October 29, 2005, total revenues increased 12.7 percent to $35,673 million compared to $31,645 million for the same period a year ago.  Our revenue growth is due to a 5.9 percent and 6.3 percent comparable-store sales increase for the quarter and year-to-date periods, respectively, as well as the contribution from new store expansion and growth in net credit revenues.  Comparable-store sales are sales from stores open longer than one year, including stores that have relocated and general merchandise stores that have been remodeled. Comparable-store sales do not include sales from our on-line business or from general merchandise stores that have been converted to a SuperTarget store format in the past twelve months.  The method of calculating comparable-store sales varies across the retail industry.  As a result, our calculation of comparable-store sales is not necessarily comparable to similarly titled measures reported by other companies.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  Cost of sales primarily includes purchases, markdowns, shrinkage and other costs associated with our merchandise.  In the third quarter of 2005, our overall gross margin rate improved significantly (from 31.1 percent to 32.3 percent) when compared to the prior year, primarily reflecting substantial improvement in markup.  Markdown and shrinkage performance were also favorable during the third quarter of 2005.  For the first nine months of 2005, the improvement in gross margin rate primarily reflects favorable markup and shrinkage performance.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents payroll, benefits, advertising, distribution, buying and occupancy, start-up and other expenses as a percent of sales. SG&A expense excludes depreciation and amortization and expenses associated with our credit card operations, as these expenses are reflected separately in our Consolidated Results of Operations. In the third quarter of 2005, our operating expense rate was unfavorable to the same period last year primarily due to three main drivers: (1) the uninsured portion of casualty losses directly resulting from three hurricanes during the quarter, (2) a larger year-over-year impact than any other quarter of reduced transition services income from the new owners of Marshall Field’s and Mervyn’s, and (3) the impact of reformatting some of our benefit programs as discussed in the footnote entitled “Defined Contribution Plans.”  The impact of these three items was partially offset in the quarter by the benefit of the Visa/MasterCard antitrust litigation settlement and the effect of the lease accounting adjustment included in last year’s results.  For the first nine months of 2005, the majority of our operating expense rate unfavorability was due to higher incentive and stock-based compensation expense and the impact of the Marshall Field’s and Mervyn’s transactions discussed above.  In addition, some of the expense rate unfavorability can be attributed to growth in marketing expenses for which the corresponding vendor funding is recorded as an element of markup in gross margin rate.

Other Performance Factors

In the third quarter and first nine months of 2005, net interest expense was $118 million and $339 million, respectively, representing a $5 million increase and a $124 million decrease, respectively, from the third quarter and first nine months of 2004. The increase for the third quarter relates primarily to higher average funded balances, partially offset by a lower average portfolio interest rate resulting from a higher mix of floating rate debt during the quarter.  The majority of the decrease in net interest expense for the year-to-date period was attributable to last year’s loss on debt repurchase of $89 million for the nine-month period. The remainder of the net interest expense reduction for the nine-month period reflects the benefit of lower average funded balances due to the application of proceeds from the Marshall Field’s and Mervyn’s sale transactions, partially offset by a higher average portfolio interest rate.

The year-to-date effective income tax rate for continuing operations was 38.2 percent versus 37.8 percent for 2004.  The effective income tax rate for continuing operations for the third quarter of 2005 was 39.0 percent versus 37.8 percent for the third quarter of 2004.  The increase from prior year is primarily due to higher state income taxes.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability.  Credit card contribution to earnings before interest and taxes (EBIT) of continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
(millions)	2005	2004	2005	2004
Revenues
Finance charges, late fees and other revenues	$311	$264	$883	$771
Merchant fees
Intracompany	16	15	48	43
Third-party	32	26	89	69
Total revenues	359	305	1,020	883
Expenses
Bad debt provision	120	111	337	327
Operations and marketing	81	74	230	205
Total expenses	201	185	567	532
Pre-tax credit card contribution	$158	$120	$453	$351

As a percent of average receivables (annualized)	11.5%	10.0%	11.2%	9.8%

The allowance for doubtful accounts on receivables was as follows:

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004
Allowance at beginning of period	$409	$351	$387	$352
Bad debt provision	120	111	337	327
Net write-offs	(112)	(99)	(307)	(316)
Allowance at end of period	$417	$363	$417	$363
As a percent of period-end receivables	7.5%	7.4%	7.5%	7.4%

A summary of other continuing credit card information is as follows:

	Oct. 29,	Oct. 30,
	2005	2004
Period-end receivables	$5,544	$4,914
Accounts with three or more payments past due as a percent of period-end receivables:	3.2%	3.8%

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004

Total revenues as a percent of average receivables (annualized):	26.2%	25.3%	25.2%	24.6%

Net write-offs as a percent of average receivables (annualized):	8.1%	8.2%	7.6%	8.8%

Average receivables	$5,499	$4,821	$5,392	$4,786

In the third quarter and first nine months of 2005, our credit card operations contributed $158 million and $453 million, respectively, to EBIT, representing a 31.3 percent and 28.9 percent increase, respectively, over the same periods last year.  Contribution from credit card operations includes the aggregate of finance charge revenue, late fees, other revenue, intracompany and third party merchant fees less bad debt provision and operations and marketing expense.  Average receivables rose 14.1 percent and 12.7 percent, respectively, from the same three and nine month periods a year ago, and despite a significant increase in bankruptcy filings in advance of the new federal legislation, our net write-offs as a percent of average receivables and our delinquency rates improved compared to the prior year, reflecting the excellent and improving quality of our portfolio.

Analysis of Discontinued Operations

For the three months and nine months ended October 30, 2004, total revenues included in discontinued operations were $294 million and $3,095 million, respectively, and earnings from discontinued operations were $4 million and $75 million, net of taxes of $2 million and $46 million, respectively.  In addition, we recorded a gain on the sale of discontinued operations of $203 million and $1,222 million, net of taxes of $132 million and $782 million, respectively, for the three and nine month periods ended October 30, 2004.  Because Marshall Field’s and Mervyn’s were disposed of in 2004, there were no financial results included in discontinued operations for the three or nine month periods ended October 29, 2005.

Analysis of Financial Condition of Continuing Operations

Liquidity and Capital Resources

Our financial condition remains strong.  In assessing our financial condition, we consider factors such as cash flows provided or used by operations, capital expenditures and debt service obligations. We plan to fund the growth in our business and the execution of our share repurchase program through a combination of internally generated funds and debt financing.

Gross receivables increased $630 million, or 12.8 percent, over the third quarter of last year. Inventory increased $929 million, or 14.2 percent, over the third quarter of last year, reflecting the natural increase required to support additional square footage, same-store sales growth and our strategic focus on increasing direct imports. The growth in inventory was mainly funded by an $802 million, or 13.0 percent, increase in accounts payable.

Capital expenditures for the first nine months of 2005 were $2,657 million, compared with $2,206 million for the same period a year ago.  This increase during the first nine months of the year is primarily attributable to growth in our new store expansion and remodel programs and to the timing of investments in distribution center expansion.  We expect capital expenditures to increase at a slower pace during the remainder of the year.

Store Data

During the quarter, we opened a total of 59 new stores. Net of relocations and closings, these openings included 33 general merchandise stores and 16 SuperTarget stores. At October 29, 2005, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Oct. 29,	Jan. 29,	Oct. 30,	Oct. 29,	Jan. 29,	Oct. 30,
	2005	2005	2004	2005	2005	2004
Target General Merchandise Stores	1,243	1,172	1,177	150,879	140,953	141,503
SuperTarget Stores	157	136	136	27,764	24,062	24,057
Total	1,400	1,308	1,313	178,643	165,015	165,560

* In thousands, reflects total square feet, less office, distribution center and vacant space.

Outlook for Fiscal Year 2005

For the first nine months of 2005, our revenue increased at a low double-digit percentage rate and our profitability grew at a much faster pace.  In the fourth quarter of 2005, we continue to expect a low-double digit percentage increase in revenue, resulting from the contribution of net new square footage combined with an expected mid-single digit percentage increase in comparable store sales and continued growth in our credit card revenues.  Our overall profitability in the quarter is expected to grow at a considerably slower pace than our year-to-date experience.

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

During the third quarter of 2005, we completed the implementation of a new suite of web-based procedures, systems and reports designed to increase the efficiency of processing transactions and to produce more accurate and timely financial information for our Payroll and Human Resource teams.

Except for the preceding change, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 29, 2005, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(3)
July 31, 2005 through Aug. 27, 2005	4,031,300	$55.80	43,376,004	$967,024,299
Aug. 28, 2005 through Oct. 1, 2005	607,800	55.55	43,983,804	933,263,741
Oct. 2, 2005 through Oct. 29, 2005	2,074,500	51.23	46,058,304	826,985,831
Total	6,713,600	$54.36	46,058,304	$826,985,831

(1)  In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. Refer to footnote (3) below for discussion of the increase in the aggregate authorization of this program.  Since the inception of this original authorization, we have repurchased a total of approximately 46.1 million shares of our common stock at a total cost of approximately $2,173 million ($47.18 per share).

(2)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From July 31, 2005 through October 29, 2005, we acquired 4,097 shares at an average price of $53.39 which were tendered pursuant to our long-term incentive plans and are not included in the table above.

(3)  As discussed in the “Subsequent Events” footnote above, on November 9, 2005, our Board of Directors increased the aggregate authorization of our current share repurchase program to $5 billion.  We continue to expect the repurchase of our common stock to be made primarily in open market transactions, subject to market conditions, and expect to complete the aggregate program in two to three years.  Had this authorization been in effect as of October 29, 2005, the dollar value of shares that may yet be purchased under the program would have been $2,826,985,831.

ITEM 6 - EXHIBITS

a)	Exhibits

	(2).	Not applicable

	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

	(10)A.	Post Retirement Executive Survivor Benefit Plan

	(11).	Not applicable

	(12).	Statements re Computations of Ratios

	(15).	Not applicable

	(18).	Not applicable

	(19).	Not applicable

	(22).	Not applicable

	(23).	Not applicable

	(24).	Not applicable

	(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99)C.	Cautionary Statements Related to Forward-Looking Information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: December 2, 2005	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(10)A.	Post Retirement Executive Survivor Benefit Plan	Filed Electronically

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(99)C.	Cautionary Statements Related to Forward-Looking Information.	Filed Electronically