Form 10-K
period 2006-01-28
TARGET CORP
filed 2006-04-10
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 30, 2005 was $51,890,363,806, based on the closing price of $58.75 per share of Common Stock as reported on the New York Stock Exchange—Composite Index.

Indicate the number of shares outstanding of each of registrant’s classes of Common Stock, as of the latest practicable date. March 20, 2006: 871,024,965 shares of Common Stock, par value $.0833.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Target’s 2005 Annual Report to Shareholders are incorporated into Parts I, II and IV.

2.      Portions of Target’s Proxy Statement filed on April 10, 2006 are incorporated into Part III. (The Report of the Compensation Committee, the Report of the Audit Committee and the stock performance graph contained in Target’s Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

PART I

Item 1.   Business.

General

Target Corporation (Target) was incorporated in Minnesota in 1902. Target operates large-format general merchandise discount stores in the United States, which include Target and SuperTarget stores. We offer both everyday essentials and fashionable, differentiated merchandise at exceptional prices. Our ability to deliver a shopping experience that is preferred by our guests is supported by our strong supply chain and technology network, a devotion to innovation which is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. We operate as a single business segment.

Our credit card operation represents an integral component of our core retail business. Through our branded proprietary credit (or REDcard) products, we strengthen the bond with our guests, drive incremental sales and contribute meaningfully to earnings. We also operate Target.com, an online business, which is small relative to our overall size, but is growing at a much more rapid annual pace than our stores and provides important benefits to our stores and to our credit card operation.

We are committed to consistently delighting our guests, providing a workplace that is preferred by our team members and investing to improve the quality of life in communities where we operate. In this way, we believe we will continue to achieve profitable market share growth and deliver superior shareholder value for many years to come.

Financial Highlights

For information on key financial highlights for fiscal year 2005, see the items referenced in Item 6 of this Form 10-K.

Seasonality

Due to the seasonal nature of our business, a substantially larger share of total year revenues and earnings occur in the fourth quarter because it includes the holiday shopping season.

Merchandise

Target offers a wide assortment of general merchandise and a more limited assortment of food items in our stores. SuperTarget stores offer a full line of food items along with general merchandise. A significant portion of Target’s sales is from nationally-advertised merchandise. In addition, Target sells merchandise under our own private-label brands including, but not limited to, Market Pantry®, Archer Farms®, Merona®, Xhilaration® , ChoxieTM, TrutechTM, and Target Limited Edition, and through unique programs such as ClearRxSM and Global Bazaar. Target also sells merchandise under licensed brands including, but not limited to, Cherokee, Mossimo, Isaac Mizrahi for Target, Michael Graves Design, Sonia Kashuk, Woolrich, Liz Lange for Target, Simply Shabby Chic, Waverly, Fieldcrest, Thomas O’Brien, and Smith & Hawken. Target also generates revenue from in-store amenities such as Food Avenue®, pharmacies, and photo labs, and leased or licensed departments such as Target Optical and Starbucks.1

1        Cherokee is a registered trademark of Cherokee Inc. Mossimo is a registered trademark of Mossimo, Inc. Isaac Mizrahi is a trademark of IM Ready Made LLC. Michael Graves Design is a trademark of Michael Graves, Architect, P.A. Sonia Kashuk is a trademark of Sonia Kashuk, Inc. Woolrich is a registered trademark of John Rich & Sons Investment Holding Company. Liz Lange for Target is a registered trademark of Elizabeth Lange, Inc. Simply Shabby Chic is a trademark of Rachel Ashwell Designs, Inc. Waverly is a registered trademark of F. Schumacher & Co. Fieldcrest is a registered trademark of Official Pillowtex, LLC. Thomas O’Brien is a registered trademark of TOB International Marketing Corp. Smith & Hawken is a registered trademark of Smith & Hawken, Ltd. Starbucks is a trademark of Starbucks U.S. Brands, LLC. All rights reserved.

During the fiscal year ended January 28, 2006, percentage of sales by product category for Target were as follows:

Category	Percentage of Sales
Consumables & commodities	30%
Electronics, entertainment, sporting goods & toys	23%
Apparel & accessories	22%
Home furnishings & décor	20%
Other	5%
Total	100%

Distribution

The majority of Target’s merchandise is distributed through a network of 23 regional distribution centers and three import warehouses. Certain food items are distributed by third parties. Merchandise sold through Target.com is either distributed by Target through our own distribution center, through third parties, or shipped directly from vendors.

Employees

At the end of fiscal year 2005, Target employed approximately 338,000 full-time, part-time and seasonal team members. We consider our employee relations to be good.

Working Capital

Because of the seasonal nature of our business, our working capital needs are greater in the last two fiscal quarters of each year. The increase in working capital needs during this time is typically financed with cash flow from operations and short term borrowings. See further discussion in the Liquidity and Capital Resources section, Pages 19-20, of Target’s 2005 Annual Report to Shareholders incorporated herein by reference.

Competition

Target’s retail merchandising business is conducted under highly competitive conditions. Our stores compete with national and local department, specialty, off-price, discount, supermarket and drug store chains, independent retail stores and Internet businesses which sell similar lines of merchandise. Target also competes with other companies for new store sites.

We believe the principal methods of competing in this industry include brand recognition, customer service, store location, differentiated offerings, value, quality, fashion, price, advertising, depth of selection and credit availability. We believe that we have a competitive advantage with regard to these factors. Additionally, Target is a leader in supporting the communities in which we do business.

Intellectual Property

Our brand image is a critical element of our business strategy and our principal trademarks, including Target, SuperTarget and our “bullseye” design, have been registered with the U.S. Patent and Trademark Office.

Geographic Information

Substantially all of Target’s revenues are generated in, and long-lived assets are located in, the United States.

Available Information

Target’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.target.com (click on “Investors” and “SEC Filings”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Target’s Corporate Governance Profile, Business Conduct Guide and the position descriptions for Target’s Board of Directors and Board committees are also available free of charge in print upon request or at www.target.com (click on “Investors” and “Corporate Governance”).

Item 1a.   Risk Factors.

For discussion of risk factors and cautionary statements relating to forward-looking information, see Exhibit (99)C to this Form 10-K, which is incorporated herein by reference.

Item 1b.   Unresolved Staff Comments.

Not Applicable.

Item 2.   Properties.

At year-end 2005, we owned 1,166 stores, leased 77 stores, and operated 154 “combined” stores for a total of 1,397 locations. Stores within the “combined” category are primarily owned buildings on leased land. At year-end we owned 22 regional distribution centers and two import warehouses, owned one distribution center on leased land, and leased one import warehouse on leased land for a total of 23 regional distribution centers and three import warehouses. Target owns its corporate headquarters buildings located in Minneapolis, Minnesota, and leases some additional office space in the area. The Associated Merchandising Corporation, a wholly-owned subsidiary of Target which is headquartered in New York City, New York, has 38 office locations in 28 countries, all of which are leased.

For additional information on our properties see also: Total number of distribution centers, Page 16; Capital Expenditures, Page 20; Note 13, Property and Equipment, Pages 30-31; Note 22, Leases, Pages 33-34; and the Year-end 2005 Store Count and Square Footage by State, inside back cover of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 3.   Legal Proceedings.

The last two paragraphs of Note 18, Commitments and Contingencies, Page 32, of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. Target has not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item X.   Executive Officers.

The executive officers of Target as of March 31, 2006 and their positions and ages, are as follows:

Name	Title	Age
Timothy R. Baer	Senior Vice President, General Counsel and Corporate Secretary	45
Bart Butzer	Executive Vice President, Stores	49
Michael R. Francis	Executive Vice President, Marketing	43
John D. Griffith	Executive Vice President, Property Development	44
Jodeen A. Kozlak	Senior Vice President, Human Resources	43
Janet M. Schalk	Senior Vice President and Chief Information Officer	47
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	50
Terrence J. Scully	President, Target Financial Services	53
Gregg W. Steinhafel	President	51
Robert J. Ulrich	Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director	62

Each officer is elected by and serves at the pleasure of the Board of Directors. There is no family relationship between any of the officers named and any other executive officer or member of the Board of Directors, nor is there any arrangement or understanding pursuant to which any person was selected as an officer. The period of service of each officer in the positions listed and other business experience for the past five years is listed below.

Timothy R. Baer Senior Vice President, General Counsel and Corporate Secretary since June 2004. Senior Vice President from April 2004 to May 2004. Vice President from February 2002 to March 2004. Assistant General Counsel from July 1994 to January 2002.

Bart Butzer Executive Vice President, Stores since April 2001.

Michael R. Francis Executive Vice President, Marketing since February 2003. Senior Vice President, Marketing from January 2001 to February 2003.

John D. Griffith Executive Vice President, Property Development since February 2005. Senior Vice President, Property Development from February 2000 to January 2005.

Jodeen A. Kozlak Senior Vice President, Human Resources since February 2006. Vice President, Human Resources and Employee Relations General Counsel from November 2005 to February 2006. From June 2001 to November 2005 Ms. Kozlak held several positions in Employee Relations at Target.

Janet M. Schalk Senior Vice President and Chief Information Officer since September 2005. Vice President, Application Development from November 2004 to September 2005. Director, Target Technology Services from July 1997 to November 2004.

Douglas A. Scovanner Executive Vice President and Chief Financial Officer since February 2000.

Terrence J. Scully President, Target Financial Services since March 2003. Vice President, Target Financial Services, from April 1998 to February 2003.

Gregg W. Steinhafel President since August 1999.

Robert J. Ulrich Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director of Target since April 1994.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Target’s common stock is listed on The New York Stock Exchange and the Pacific Exchange under the symbol “TGT.”  Target is authorized to issue up to 6,000,000,000 shares of common stock, par value $.0833, and up to 5,000,000 shares of preferred stock, par value $.01. At March 20, 2006, there were 18,166 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2005 and 2004, Page 39, of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

The following table presents information with respect to purchases of Target common stock made during the three months ended January 28, 2006, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 30, 2005 through November 26, 2005	1,581,300	$54.94	47,639,604	$2,740,109,829
November 27, 2005 through December 31, 2005	2,073,000	54.54	49,712,604	2,627,053,023
January 1, 2006 through January 28, 2006	1,852,800	53.81	51,565,404	2,527,354,259
Total	5,507,100	$54.41	51,565,404	$2,527,354,259

(1)          In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board of Directors increased the aggregate authorization of our current share repurchase program to $5 billion. The repurchase of our common stock is expected to be made primarily in open market transactions, subject to market conditions, and is expected to be completed over two to three years. Since the inception of this share repurchase program, we have repurchased a total of 51.6 million shares of our common stock at a total investment of $2,473 million ($47.95 per share).

(2)          In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From October 30, 2005 through January 28, 2006, we acquired 2,332 shares at an average price of $53.62 which were tendered pursuant to our long-term incentive plans and are not included in the table above.

Item 6.   Selected Financial Data.

Total revenues, Earnings from continuing operations, Per Share data, Total assets and Long-term debt, Page 16, of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis, Pages 17-23 of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.

Market Risk, Page 21; and Note 21, Interest Rate Swaps, Page 33, of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

New Accounting Pronouncements, Page 23; Financial Statements and Notes, Pages 24-39; and the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Page 40, of Target’s 2005 Annual Report to Shareholders are incorporated herein by reference.

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

Except for the preceding change, there were no changes in our internal control over financial reporting during fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, Page 40, of Target’s 2005 Annual Report to Shareholders, are incorporated herein by reference.

Item 9b.   Other Information.

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target’s definitive Proxy Statement filed on April 10, 2006. Except for those portions specifically incorporated in this Form 10-K by reference to Target’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.   Directors and Executive Officers of the Registrant.

Election of Directors, Pages 5-12; Section 16(a) Beneficial Ownership Reporting Compliance, Page 30; and Business Ethics and Conduct, Page 29, of Target’s Proxy Statement filed on April 10, 2006, are incorporated herein by reference. See also Item X of Part I hereof.

Item 11.   Executive Compensation.

Executive Compensation, Pages 15-20; and Director Compensation, Page 12, of Target’s Proxy Statement filed on April 10, 2006, are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 28, 2006	Weighted-average exercise price of outstanding options, warrants and rights as of January 28, 2006	Number of securities remaining available for future issuance under equity compensation plans as of January 28, 2006 (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,666,994 (1)	$36.82	47,659,572
Equity compensation plans not approved by security holders	—	—	—
Total	30,666,994	$36.82	47,659,572

(1)   This amount includes 1,953,382 performance shares potentially issuable under Target’s Long-Term Incentive Plan. According to the existing plan provisions and compensation deferral elections, approximately 34 percent of these potentially issuable performance shares, if and when earned, will be paid in cash or deferred through a credit to the deferred compensation accounts of the participants in an amount equal to the value of any earned performance shares. The actual number of performance shares to be issued, cash to be paid, or credits to be made to deferred compensation accounts, if any, depends on Target’s financial performance over a period of time. Performance shares do not have an exercise price and thus they have been excluded from the weighted-average exercise price calculation in column (b).

Largest Owners of Target’s Shares, Page 14; and Share Ownership of Directors and Officers, Pages 13-14, of Target’s Proxy Statement filed on April 10, 2006, are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

Certain Relationships, Page 9, of Target’s Proxy Statement filed on April 10, 2006 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

Audit and Non-audit Fees, Page 25, of Target’s Proxy Statement filed on April 10, 2006, is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

a)     Financial Statements

The financial statements listed below are included in Target’s 2005 Annual Report to Shareholders and are incorporated by reference herein or filed as part of this Annual Report on Form 10-K in Exhibit 13.

Consolidated Statements of Operations for the Years Ended January 28, 2006, January 29, 2005, and January 31, 2004, Page 24.

Consolidated Statements of Financial Position at January 28, 2006 and January 29, 2005, Page 25.

Consolidated Statements of Cash Flows for the Years Ended January 28, 2006, January 29, 2005, and January 31, 2004, Page 26.

Consolidated Statements of Shareholders’ Investment for the Years Ended January 28, 2006, January 29, 2005, and January 31, 2004, Page 27.

Notes to Consolidated Financial Statements, Pages 28-39.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Page 40.

Target, through its special purpose subsidiary, Target Receivables Corporation (TRC), has entered into a securitization transaction under which it transfers, on an ongoing basis, substantially all of its credit card receivables to a trust. Separate financial information is filed for TRC in its separate Annual Report on Form 10-K.

Financial Statement Schedule

For the Years Ended January 28, 2006, January 29, 2005, and January 31, 2004.

II—Valuation and Qualifying Accounts

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)     Exhibits

(3)A.		Restated Articles of Incorporation (as amended January 9, 2002) (1)
B.		By-Laws (as amended through November 11, 1998) (2)
(4)A.		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended (3)
B.		Amended and Restated Rights Agreement, dated as of August 5, 2002, between the Registrant and Mellon Investor Services LLC, as Rights Agent (4)
C.		Indenture, dated August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (23)
D.		Registrant agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A.	*	Executive Short-Term Incentive Plan (5)
B.	*	Performance measures for fiscal 2005 under Executive Short-Term Incentive Plan (6)
C.	*	Director Stock Option Plan of 1995 (7)
D.	*	Supplemental Pension Plan I (8)

E.	*	Executive Long-Term Incentive Plan of 1981 (9)
F.	*	Supplemental Pension Plan II (10)
G.	*	Supplemental Pension Plan III (11)
H.	*	Deferred Compensation Plan Senior Management Group (12)
I.	*	Deferred Compensation Plan Directors (13)
J.	*	Income Continuance Policy Statement (14)
K.	*	SMG Income Continuance Policy Statement (15)
L.	*	SMG Executive Deferred Compensation Plan (16)
M.	*	Amendment to SMG Executive Deferred Compensation Plan dated January 11, 2006
N.	*	Director Deferred Compensation Plan (17)
O.	*	Executive Excess Long-Term Disability Plan (18)
P.	*	Long-Term Incentive Plan, as amended November 9, 2005
Q.	*	Performance Criteria for January 2006 performance share unit awards under Target’s Long-Term Incentive Plan (19)
R.	*	Director Retirement Program (20)
S.	*	Director Compensation Program (21)
T.		Five-year credit agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (22)
(12)		Statements re: Computations of Ratios
(13)		2005 Annual Report to Shareholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Commission)
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A.		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B.		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A.		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B.		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)A.		Redemption Terms for Certain Redeemable Debt Securities
(99)C.		Risk Factors and Cautionary Statements Relating to Forward-Looking Information

Copies of exhibits will be furnished upon written request and payment of Registrant’s reasonable expenses in furnishing the exhibits.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Incorporated by reference to Exhibit (3)A to Target’s Form 10-K Report for the year ended February 2, 2002.
(2)	Incorporated by reference to Exhibit (3)(ii) to Target’s Form 10-Q Report for the quarter ended October 31, 1998.

(3)	Incorporated by reference to Exhibit A to Exhibit 1 to Target’s Registration Statement on Form 8-A dated September 19, 2001.
(4)	Incorporated by reference to Exhibit 10 to Target’s Form 10-Q Report for the quarter ended August 3, 2002.
(5)	Incorporated by reference to Exhibit (10)A to Target’s Form 10-K Report for the year ended February 2, 2002.
(6)	Incorporated by reference to Item 1.01 on Target’s Form 8-K Report filed March 15, 2005
(7)	Incorporated by reference to Exhibit (10)C to Target’s Form 10-Q Report for the quarter ended August 2, 2003.
(8)

Incorporated by reference to Exhibit 10(E) to Target’s Form 10-K Report for the year ended February 1, 1997, and Amendment thereto, incorporated by reference to Exhibit (10)G to Target’s Form 10-Q Report for the quarter ended November 2, 2002.

(9)	Incorporated by reference to Exhibit (10)B to Target’s Form 10-Q Report for the quarter ended August 2, 2003.
(10)

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

(12)	Incorporated by reference to Exhibit (10)G to Target’s Form 10-K Report for the year ended February 1, 2003.
(13)	Incorporated by reference to Exhibit (10)H to Target’s Form 10-K Report for the year ended February 1, 2003.
(14)	Incorporated by reference to Exhibit (10)K to Target’s Form 10-K Report for the year ended January 30, 1999.
(15)	Incorporated by reference to Exhibit (10)L to Target’s Form 10-K Report for the year ended January 30, 1999.
(16)

Incorporated by reference to Exhibit 4.4 to Target’s Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001 and Amendment thereto, incorporated by reference to Exhibit 10(F) to Target’s Form 10-Q for the quarter ended November 2, 2002.

(17)	Incorporated by reference to Exhibit 4.2 to Target’s Registration Statement on Form S-8 (File No. 333-75782) filed on December 21, 2001.
(18)	Incorporated by reference to Exhibit (10)O to Target’s Form 10-K Report for the year ended February 3, 2001.
(19)	Incorporated by reference to description of performance criteria in Item 1.01 on Target’s Form 8-K Report filed January 13, 2006.
(20)	Incorporated by reference to Exhibit (10)O to Target’s Form 10-K Report for the year ended January 29, 2005.
(21)	Incorporated by reference to Item 1.01 on Target’s Form 8-K Report filed November 15, 2005.
(22)	Incorporated by reference to Exhibit (10) to Target’s Form 10-Q Report for the quarter ended July 29, 2005.
(23)	Incorporated by reference to Exhibit 4.1 to Target’s Form 8-K Report filed August 10, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 10, 2006		Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ ROBERT J. ULRICH
Robert J. Ulrich
Dated: April 10, 2006	Chairman of the Board and Chief Executive Officer
/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 10, 2006	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN	STEPHEN W. SANGER
CALVIN DARDEN	WARREN R. STALEY
JAMES A. JOHNSON	GEORGE W. TAMKE
RICHARD M. KOVACEVICH	SOLOMON D. TRUJILLO
MARY E. MINNICK	ROBERT J. ULRICH	Directors
ANNE M. MULCAHY

Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ DOUGLAS A. SCOVANNER
Douglas A. Scovanner
Dated: April 10, 2006		Attorney-in-fact

TARGET CORPORATION
Schedule II - Valuation and Qualifying Accounts
Fiscal Years 2005, 2004 and 2003

(Millions of Dollars)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of Period	Additions charged to cost, expenses, revenues	Deductions	Balance at end of period
Accounts receivable reserves:
2005	$387	$466	$(402)	$451
2004	$352	$451	$(416)	$387
2003	$320	$476	$(444)	$352

Sales returns reserves:
2005	$11	$968	$(968)	$11
2004	$0	$843	$(832)	$11
2003	$0	$0	$(0)	$0

EXHIBIT INDEX

Exhibit	Description	Manner of Filing
(3)A.	Restated Articles of Incorporation (as amended January 9, 2002)	Incorporated by Reference
(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference
(4)A.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as amended	Incorporated by Reference
(4)B.	Amended and Restated Rights Agreement, dated as of August 5, 2002 between the Registrant and Mellon Investor Services LLC., as Rights Agent	Incorporated by Reference
(4)C.	Indenture, dated August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(10)A.	Executive Short-Term Incentive Plan	Incorporated by Reference
(10)B.	Performance measures for fiscal 2005 under Executive Short-Term Incentive Plan	Incorporated by Reference
(10)C.	Director Stock Option Plan of 1995	Incorporated by Reference
(10)D.	Supplemental Pension Plan I	Incorporated by Reference
(10)E.	Executive Long-Term Incentive Plan of 1981	Incorporated by Reference
(10)F.	Supplemental Pension Plan II	Incorporated by Reference
(10)G.	Supplemental Pension Plan III	Incorporated by Reference
(10)H.	Deferred Compensation Plan Senior Management Group	Incorporated by Reference
(10)I.	Deferred Compensation Plan Directors	Incorporated by Reference
(10)J.	Income Continuance Policy Statement	Incorporated by Reference
(10)K.	SMG Income Continuance Policy Statement	Incorporated by Reference
(10)L.	SMG Executive Deferred Compensation Plan	Incorporated by Reference
(10)M.	Amendment to SMG Executive Deferred Compensation Plan dated January 11, 2006	Filed Electronically
(10)N.	Director Deferred Compensation Plan	Incorporated by Reference
(10)O.	Executive Excess Long-Term Disability Plan	Incorporated by Reference
(10)P.	Long-Term Incentive Plan, as amended November 9, 2005	Filed Electronically
(10)Q.	Performance Criteria for January 2006 Performance Share Unit Awards Under Target’s Long-Term Incentive Plan	Incorporated by Reference

(10)R.	Director Retirement Program	Incorporated by Reference
(10)S.	Director Compensation Program	Incorporated by Reference
(10)T.	Five-year credit agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(12)	Statements re: Computations of Ratios	Filed Electronically
(13)	2005 Annual Report to Shareholders	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A.	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B.	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(99)A.	Redemption Terms for Certain Redeemable Debt Securities	Filed Electronically
(99)C.	Risk Factors and Cautionary Statements Relating to Forward-Looking Information	Filed Electronically