Form 10-Q
period 2006-04-29
TARGET CORP
filed 2006-06-02
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

Commission File Number 1-6049

®

TARGET CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Nicollet Mall, Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612/304-6073

Former name, former address and former fiscal year, if changed since last report: N/A

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

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

May 27, 2006: 863,403,912 shares outstanding of common stock, par value $.0833.

TABLE OF CONTENTS

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	Thirteen Weeks Ended
	April 29,	April 30,
(Unaudited)	2006	2005
Sales	$12,493	$11,171
Net credit card revenues	370	306
Total revenues	12,863	11,477
Cost of sales	8,473	7,556
Selling, general and administrative expenses	2,879	2,495
Credit card expenses	160	179
Depreciation and amortization	334	340
Earnings before interest expense and income taxes	1,017	907
Net interest expense	131	111
Earnings before income taxes	886	796
Provision for income taxes	332	302
Net earnings	$554	$494

Basic earnings per share	$.64	$.56

Diluted earnings per share	$.63	$.55

Weighted average common shares outstanding:
Basic	870.7	887.0
Diluted	877.6	893.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	April 29,	January 28,	April 30,
(millions)	2006	2006*	2005
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$989	$1,648	$1,152
Accounts receivable, net	5,368	5,666	4,857
Inventory	6,030	5,838	5,407
Other current assets	1,169	1,253	1,039
Total current assets	13,556	14,405	12,455
Property and equipment
Property and equipment	26,035	25,214	22,696
Accumulated depreciation	(6,421)	(6,176)	(5,368)
Property and equipment, net	19,614	19,038	17,328
Other non-current assets	1,579	1,552	1,512
Total assets	$34,749	$34,995	$31,295

Liabilities and shareholders’ investment
Accounts payable	$5,707	$6,268	$5,110
Current portion of long-term debt and notes payable	1,254	753	4
Other current liabilities	2,747	2,567	2,059
Total current liabilities	9,708	9,588	7,173
Long-term debt	8,596	9,119	9,005
Deferred income taxes	804	851	973
Other non-current liabilities	1,271	1,232	1,097
Shareholders’ investment	14,370	14,205	13,047
Total liabilities and shareholders’ investment	$34,749	$34,995	$31,295

Common shares outstanding	868.3	874.1	883.4

*  The January 28, 2006 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions)	Shares	Value	Capital	Earnings	Loss	Total

January 28, 2006	874.1	$73	$2,121	$12,013	$(2)	$14,205
Consolidated net earnings	—	—	—	554	—	554
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						554
Dividends declared	—	—	—	(87)	—	(87)
Repurchase of stock	(6.6)	(1)	—	(349)	—	(350)
Stock options and awards	0.8	—	48	—	—	48

April 29, 2006	868.3	$72	$2,169	$12,131	$(2)	$14,370

Dividends  Quarterly dividends declared per share were $.10 and $.08 as of April 29, 2006 and April 30, 2005, respectively.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Thirteen Weeks Ended
	April 29,	April 30,
(Unaudited)	2006	2005
Operating activities
Net earnings	$554	$494
Reconciliation to cash flow
Depreciation and amortization	334	340
Share-based compensation expense	20	30
Deferred income taxes	(62)	—
Bad debt provision	88	106
Loss on disposal of property and equipment, net	15	6
Other non-cash items affecting earnings	4	13
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	99	90
Inventory	(192)	(23)
Other current assets	88	151
Other non-current assets	11	(2)
Accounts payable	(561)	(669)
Accrued liabilities	(61)	(93)
Income taxes payable	190	163
Other	—	(6)
Cash flow provided by operations	527	600

Investing activities
Expenditures for property and equipment	(884)	(717)
Proceeds from disposal of property and equipment	5	4
Change in accounts receivable originated at third parties	110	16
Other	(10)	—
Cash flow required for investing activities	(779)	(697)

Financing activities
Reductions of long-term debt	—	(511)
Dividends paid	(87)	(71)
Repurchase of stock	(350)	(450)
Stock option exercises	24	36
Share-based compensation tax benefit	6	—
Cash flow required for financing activities	(407)	(996)

Net decrease in cash and cash equivalents	(659)	(1,093)

Cash and cash equivalents at beginning of period	1,648	2,245
Cash and cash equivalents at end of period	$989	$1,152

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q report.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2005 Annual Report to Shareholders.  The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full fiscal year.

We operate as a single business segment.

2.  New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156), which requires that an entity separately recognize acquired servicing assets and liabilities at fair value. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring recorded servicing assets and servicing liabilities: (1) the amortization method or (2) the fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS No. 155).  SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with SFAS No. 133.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

3.  Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and potentially issuable under performance share arrangements.

	Basic EPS		Diluted EPS
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 29,	April 30,	April 29,	April 30,
(millions, except per share data)	2006	2005	2006	2005
Net earnings	$554	$494	$554	$494
Basic weighted average common shares outstanding	870.7	887.0	870.7	887.0
Stock options and performance shares	—	—	6.9	6.5
Weighted average common shares outstanding	870.7	887.0	877.6	893.5
Earnings per share	$.64	$.56	$.63	$.55

Our diluted EPS calculation excludes any shares related to stock options for which the effect would have been antidilutive.  The number of stock options excluded from the calculation of the weighted average shares for diluted EPS because their effects were antidilutive was 7.3 million and none at April 29, 2006 and April 30, 2005, respectively.

4.  Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs, including an increment of write-offs expected to begin in the third quarter of 2006 associated with our recent mandated increase in minimum monthly payments for certain guests, was $476 million at April 29, 2006, compared to $451 million at January 28, 2006 and $394 million at April 30, 2005.  We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience.  Substantially all accounts continue to accrue finance charges until they are written off.  Accounts are written off when they become 180 days past due.

5.  Contingencies

The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during the third quarter of fiscal 2005.  Consequently, we recorded a $27 million ($.02 per share) gain in the third quarter of fiscal 2005 for our share of the proceeds, which we expect to collect during fiscal 2006.  We also expect to receive an additional smaller payment; however, the amount and timing of that payment are not certain at this time.  Accordingly, no additional gain was recorded at April 29, 2006.

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities.  Our policy is to disclose pending lawsuits and other known claims that may have a material adverse impact on our results of operations, cash flows or financial condition. We do not believe that any of the currently identified claims or litigated matters meet this criterion.

6.  Derivatives

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position.  The changes in market value of an interest rate swap as well as the offsetting change in market value of the hedged debt are recognized within earnings in the current period. No ineffectiveness was recognized related to these instruments during the thirteen weeks ended April 29, 2006 or April 30, 2005.

At April 29, 2006, January 28, 2006 and April 30, 2005, interest rate swaps were outstanding in notional amounts totaling $3.3 billion, $3.3 billion and $3.5 billion, respectively. At April 29, 2006, the book value of outstanding interest rate swaps and net unamortized gains/(losses) from terminated interest rate swaps was $(50) million, compared to $(21) million at January 28, 2006 and $26 million at April 30, 2005.

7.  Share-Based Compensation

Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”.  We estimate the fair value of all share-based awards on the date of grant, which we define as the date the award is approved by our Board of Directors (or management with relevant authority).  The substantial majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period and all have an exercise price equal to the fair market value of our common stock on the date of grant.  Generally, we recognize compensation expense for awards on a straight-line basis over the four-year vesting period.  However, in certain circumstances under our share-based compensation plans, we allow for the vesting of employee awards to continue post-employment.  Accordingly, for awards granted subsequent to our adoption of SFAS No. 123(R) and to the extent those awards continue to vest post-employment because the employee met certain age and service requirements on the date of grant, we accelerate expense recognition, such that the value of the award is fully expensed over the employee’s minimum service period instead of over the explicit vesting period.  Awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit vesting period.  Total compensation expense related to share-based awards was $20 million and $30 million, respectively, for the thirteen weeks ended April 29, 2006 and April 30, 2005.

8.  Pension and Postretirement Health Care Benefits

We have a qualified defined benefit pension plan covering all U.S. employees who meet age and service requirements. We also have unfunded nonqualified pension plans for employees with qualified plan compensation restrictions. Benefits are provided based on years of service and the employee’s compensation. Upon retirement, employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.  Net pension expense consisted of the following:

	Pension Benefits		Postretirement Health Care Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 29,	April 30,	April 29,	April 30,
(millions)	2006	2005	2006	2005
Service cost of benefits earned during the period	$21	$17	$1	$—
Interest cost on projected benefit obligation	23	22	2	2
Expected return on assets	(35)	(34)	—	—
Recognized losses	12	10	—	—
Recognized prior service cost	(1)	(1)	—	—
Settlement / curtailment charges	—	1	—	—
Total	$20	$15	$3	$2

9.  Repurchase of Stock

In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock.  In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, for a total authorization of $5 billion.  We expect to continue to execute this program primarily in open market transactions, subject to market conditions.  We expect to complete the total program by year-end 2008, or sooner.  In the first quarter we repurchased a total of 6.6 million shares of our common stock for a total investment of $350 million ($53.11 per share).  Since the inception of this share repurchase program, we have repurchased a total of 58.1 million shares of our common stock for a total investment of $2,822 million ($48.54 per share).

10.  Cost of Sales and Selling, General and Administrative (SG&A) Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Sales	SG&A Expenses
Total cost of products sold including:	Compensation and benefit costs including:
• Freight expenses associated with moving	• Stores
merchandise from our vendors to our	• Headquarters, including buying and
distribution centers and our retail stores, and	merchandising
among our distribution and retail facilities	• Distribution operations
• Vendor income that is not reimbursement of	Occupancy and operating costs of retail, distribution,
specific, incremental and identifiable costs	and headquarters facilities
Inventory shrink	Advertising offset by vendor income that is a
Markdowns	reimbursement of specific, incremental and
Shipping and handling expenses	identifiable costs
Terms cash discounts	Facilities pre-opening costs
Other administrative costs

The classification of these expenses varies across the retail industry.

Compensation, benefits, and other expenses for buying, merchandising, and distribution operations classified in selling, general and administrative expenses for the three months ended April 29, 2006 and April 30, 2005 were approximately $294 million and $268 million, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Net earnings for the thirteen weeks ended April 29, 2006 were $554 million, or $.63 per share, compared with $494 million, or $.55 per share for the same period last year.  All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Sales include merchandise sales, net of expected returns, from our stores and our on-line business, as well as gift card breakage.  Total revenues include sales and net credit card revenues.  Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.  Total revenues for the quarter increased 12.1 percent to $12,863 million compared with $11,477 million for the same period a year ago. Our revenue growth for the quarter is due to the contribution from new store expansion, a 5.1 percent comparable-store sales increase as well as growth in net credit card revenues.  Comparable-store sales are sales from stores open longer than one year, including stores that have relocated and general merchandise stores that have been remodeled. Comparable-store sales do not include sales from general merchandise stores that have been converted to a SuperTarget store format in the past twelve months, sales from stores that were intentionally closed to be remodeled or sales from our on-line business.  The method of calculating comparable-store sales varies across the retail industry.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  Cost of sales includes purchases, net of discounts, markdowns, inventory shrink, and other costs associated with our merchandise, as well as all freight to move merchandise and vendor income that is not reimbursement of specific, incremental and identifiable costs.  In the first quarter of 2006, our overall gross margin rate decreased from 32.4 percent to 32.2 percent when compared to the same period last year, primarily reflecting a decline in markup and an increase in markdowns, partially offset by continued favorable shrinkage performance and a shift of our  in-store photo finishing labs from a leased to an owned business model.  Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price).  Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight and competitive influences.  Markdowns are the reduction in the original or previous price of retail merchandise.  Factors that affect markdowns include inventory management and competitive influences.  The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents compensation and benefits costs, occupancy and operating costs of retail, distribution, and headquarters facilities, advertising expenses, facilities pre-opening costs, and other administrative costs as a percent of sales. SG&A expenses exclude depreciation and amortization and expenses associated with our credit card operation, which are reflected separately in our Consolidated Statements of Operations. In the first quarter of 2006, our operating expense rate increased from 22.3 percent to 23.0 percent when compared to the same period last year.  This increase is primarily due to increased compensation and utility costs, operating expenses related to the shift of our in-store photo finishing labs to an owned business model, and differences in the timing of expenses.

Other Performance Factors

During the thirteen weeks ended April 29, 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, which resulted in a cumulative benefit to depreciation expense in the quarter of approximately $28 million.

In the first quarter of 2006, net interest expense was $131 million, representing a $20 million increase from the first quarter of 2005. The increase for the first quarter relates primarily to higher average funded debt balances.

The effective income tax rate for the first quarter of 2006 decreased to 37.5 percent from 37.9 percent for the first quarter of 2005, primarily due to the favorable resolution of certain state income tax matters.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability.  Credit card contribution to earnings before taxes (EBT) was as follows:

Credit Card Contribution to EBT

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Revenues
Finance charges	$259	$205
Interest expense (a)	(63)	(40)
Net interest income	196	165

Late fees and other revenues	80	74
Merchant fees
Intracompany	15	15
Third-party	31	27
Non-interest income	126	116

Expenses
Bad debt	88	106
Operations and marketing	72	73
Total expenses	160	179
Credit card contribution to EBT	$162	$102

As a percent of average receivables (annualized)	10.9%	7.6%

Net interest margin (annualized) (b)	13.2%	12.4%

Receivables

Period-end receivables	$5,844	$5,251
Average receivables	$5,930	$5,322
Accounts with three or more payments past due as a percent of period-end receivables	3.0%	3.0%

Allowance for Doubtful Accounts

Allowance at beginning of period	$451	$387
Bad debt provision	88	106
Net write-offs	(63)	(99)
Allowance at end of period	$476	$394

As a percent of period-end receivables	8.1%	7.5%

Net write-offs as a percent of average receivables (annualized)	4.3%	7.4%

(a)  Represents an allocation of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets.

(b)  Net interest income divided by average accounts receivable.

Our credit card operation is allocated a portion of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets.  Our allocation methodology assumes that 90 percent of the sum of average net receivables and other financial services assets is debt-financed with a mix of fixed rate and variable rate debt in proportion to the mix of fixed and variable rate financial services assets.  The majority of our credit card portfolio earns interest at variable rates and, thus, the majority of the interest allocation to the credit card business is at variable rates, which are determined based upon the company’s approximate variable rate cost of borrowed funds.

In the first quarter of 2006, our credit card operation contributed $162 million to EBT, representing a 59.5 percent increase over the same period last year.  Credit card contribution includes the aggregate of finance charge revenue net of allocated interest expense, late fees, other revenue, intracompany and third party merchant fees, less bad debt expense and operations and marketing expenses.  The favorability in credit card contribution is attributable to strong growth in net interest income and the year-over-year reduction in bad debt expense.  Average receivables rose 11.4 percent from the same thirteen-week period a year ago.  We have reserved for the expected effect on future write-offs of the mandated increases in minimum payments for certain guests.

Analysis of Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong.  In assessing our financial condition, we consider factors such as cash flows provided by operations, capital expenditures and debt service obligations. We continue to fund our growth and execute our share repurchase program through a combination of internally-generated funds and debt financing.

Gross receivables increased $593 million, or 11.3 percent, over the first quarter of last year driven by increased issuance and usage of the Target Visa credit card.  Inventory increased $623 million, or 11.5 percent, over the first quarter of last year, reflecting the natural increase required to support additional square footage, same-store sales growth and our strategic focus on increasing direct imports. The growth in inventory was primarily funded by a $597 million, or 11.7 percent, increase in accounts payable over the same period.

Capital expenditures for the first thirteen weeks of 2006 were $884 million, compared with $717 million for the same period a year ago.  This increase during the first quarter is primarily attributable to continued new store expansion, an increase in remodel program expenditures, and growth in distribution center capital investment.

Store Data

During the quarter, we opened a total of 25 new stores. Net of relocations and closings, these openings included 20 general merchandise stores and 1 SuperTarget store. At April 29, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	April 29,	Jan. 28,	April 30,	April 29,	Jan. 28,	April 30,
	2006	2006	2005	2006	2006	2005
Target General Merchandise Stores	1,259	1,239	1,189	152,996	150,318	143,288
SuperTarget Stores	159	158	141	28,117	27,942	24,936
Total	1,418	1,397	1,330	181,113	178,260	168,224

* In thousands, reflects total square feet, less office, distribution center and vacant space.

New Accounting Pronouncements

In addition to the two issued accounting pronouncements described in Note 2 to the consolidated financial statements, on March 31, 2006 the FASB issued a proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This proposed statement would require a company to fully recognize the over-funded or under-funded status of its postretirement benefit plan(s) as an asset or liability in its financial statements.  In addition, the proposed statement eliminates the use of a measurement date that is different than the date of the entity’s year-end financial statements.  The effective date for recognition of an asset or liability related to the funded status of an entity’s plan(s) is currently proposed by the FASB to be for fiscal years ending after December 15, 2006.  The effective date for the measurement date requirement is currently proposed by the FASB to be for fiscal years beginning after December 15, 2006.  If the final pronouncement is issued in its current form, we would be required to reduce our recorded prepaid pension asset by approximately $525 million, with a corresponding reduction to shareholders’ equity, net of tax, of approximately $325 million, based upon the amounts recorded at January 28, 2006, despite the fact that our qualified plans are fully funded.  The related adjustment to our recorded postretirement healthcare liability is not expected to be material.  These adjustments would not affect our debt compliance covenants or other contractual arrangements.  Plan asset returns, changes in interest rates or other factors could have a significant effect on the adjustment ultimately recorded.

Outlook for Fiscal Year 2006

For the fiscal year 2006, a 53-week year, we believe that Target will deliver a mid-teen percentage increase in earnings per share, in line with our long-term growth objective.  We do not expect the 53rd week to have a material impact on our full year earnings results, though it is expected to have a marginally adverse impact on gross margin rate and interest expense and a marginally favorable impact on sales growth and expense leverage, compared with a 52-week year.

We expect to achieve our fiscal year 2006 earnings growth through contributions from both our retail and our credit card operations, including: a low double-digit percentage increase in revenue, reflecting continued new store expansion, a mid-single-digit percentage increase in comparable-store sales and the contribution of continued growth in our credit card revenues; and both a consolidated gross margin rate and a selling, general and administrative expense rate, excluding the impact of the 53rd week, slightly greater than our 2005 rates.  We believe these factors will produce a low double-digit percentage increase in full year earnings before interest and taxes, and when combined with our expected annual effective tax rate in the range of 38.0 to 38.5 percent and continued share repurchase activity, will result in a mid-teen percentage increase in 2006 earnings per share.

Forward-Looking Statements

This report contains forward-looking statements regarding our performance, financial position, liquidity and adequacy of capital resources.  Forward-looking statements are typically accompanied by the words “expect”, “may”, “could”, “believe”, “would”, “might”, “anticipates”, or words of similar import.  The forward-looking statements in this report include the anticipated impact of new and proposed accounting pronouncements, the expected outcome of pending and threatened litigation, our expectations with respect to our share repurchase program, and our outlook in fiscal 2006.  Forward-looking statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing health care costs, shifting capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, the outbreak of war or pandemics and other significant national and international events, and other risks and uncertainties.  As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.  You are encouraged to review Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 28, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 5 (Contingencies) of the consolidated financial statements for discussion of legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 29, 2006, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Jan. 29, 2006 through Feb. 25, 2006	1,838,400	$54.26	53,403,804	$2,427,598,972
Feb. 26, 2006 through Apr. 1, 2006	3,772,800	53.00	57,176,604	2,227,658,180
Apr. 2, 2006 through Apr. 29, 2006	971,800	51.35	58,148,404	2,177,751,484
Total	6,583,000	$53.11	58,148,404	$2,177,751,484

(1)   In June of 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board increased the aggregate authorization by $2 billion, for a total authorization of $5 billion.  We expect to continue to execute this share repurchase program primarily in open market transactions, subject to market conditions.  We expect to complete the total program by year-end 2008, or sooner.  Since the inception of this share repurchase program, we have repurchased a total of 58.1 million shares of our common stock for a total investment of $2,822 million ($48.54 per share).

 (2)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From January 29, 2006 through April 29, 2006, no shares were acquired pursuant to our long-term incentive plans.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)        Target Corporation held its Annual Shareholders’ Meeting on May 17, 2006.

b)       The shareholders voted for the election of four nominees to serve as Class III directors for three-year terms expiring in 2009 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld

Richard M. Kovacevich	774,940,716	17,782,452
George W. Tamke	783,453,102	9,270,066
Solomon D. Trujillo	775,020,442	17,702,726
Robert J. Ulrich	778,619,882	14,103,286

There were no abstentions and no broker non-votes.

c)        The shareholders voted to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Target Corporation for fiscal year 2006.  The vote was 778,166,125 for, 8,413,579 against and 6,143,012 abstentions.  There were no broker non-votes.

d)       The shareholders did not approve a shareholder proposal regarding additional reporting of political contributions.  The vote was 71,911,885 for, 579,545,822 against, 68,576,232 abstentions, with 72,689,228 broker non-votes.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

a)	Exhibits

	(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

	(10)A.	Performance measures for fiscal year 2006 under Target’s Executive Short-Term Incentive Plan (*)

	(12).	Statements re Computations of Ratios

	(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated by reference to Target’s Form 8-K Report filed March 10, 2006

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: June 2, 2006	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit	Description	Manner of Filing

(10)A.	Performance measures for fiscal year 2006 under Target’s Executive Short-Term Incentive Plan	Incorporated by Reference

(12).	Statements re Computations of Ratios	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically