Form 10-Q
period 2006-07-29
TARGET CORP
filed 2006-09-01
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

August 25, 2006: 858,692,838 shares outstanding of common stock, par value $.0833.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	TARGET CORPORATION

(millions, except per share data)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(Unaudited)	2006	2005	2006	2005
Sales	$12,959	$11,667	$25,453	$22,838
Net credit card revenues	388	323	757	629
Total revenues	13,347	11,990	26,210	23,467
Cost of sales	8,686	7,828	17,159	15,384
Selling, general and administrative expenses	2,987	2,650	5,865	5,145
Credit card expenses	170	187	330	366
Depreciation and amortization	370	346	704	686
Earnings before interest expense and income taxes	1,134	979	2,152	1,886
Net interest expense	140	110	272	221
Earnings before income taxes	994	869	1,880	1,665
Provision for income taxes	385	329	718	631
Net earnings	$609	$540	$1,162	$1,034

Basic earnings per share	$0.71	$0.61	$1.34	$1.17

Diluted earnings per share	$0.70	$0.61	$1.33	$1.16

Weighted average common shares outstanding:
Basic	860.8	883.3	865.7	885.1
Diluted	867.2	891.2	872.4	892.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

	July 29,	January 28,	July 30,
(millions)	2006	2006*	2005
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$477	$1,648	$696
Accounts receivable, net	5,540	5,666	5,012
Inventory	6,275	5,838	5,628
Other current assets	1,297	1,253	1,001
Total current assets	13,589	14,405	12,337
Property and equipment
Property and equipment	26,647	25,214	23,652
Accumulated depreciation	(6,390)	(6,176)	(5,629)
Property and equipment, net	20,257	19,038	18,023
Other non-current assets	1,577	1,552	1,559
Total assets	$35,423	$34,995	$31,919

Liabilities and shareholders’ investment
Accounts payable	$5,868	$6,268	$5,472
Current portion of long-term debt and notes payable	1,257	753	753
Other current liabilities	2,535	2,567	1,812
Total current liabilities	9,660	9,588	8,037
Long-term debt	9,351	9,119	8,226
Deferred income taxes	768	851	973
Other non-current liabilities	1,271	1,232	1,161
Shareholders’ investment	14,373	14,205	13,522
Total liabilities and shareholders’ investment	$35,423	$34,995	$31,919

Common shares outstanding	857.8	874.1	884.7

*  The January 28, 2006 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT	TARGET CORPORATION

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions)	Shares	Value	Capital	Earnings	Loss	Total

January 29, 2005	890.6	$74	$1,810	$11,148	$(3)	$13,029
Net earnings	—	—	—	2,408	—	2,408
Other comprehensive income	—	—	—	—	1	1
Total comprehensive income						2,409
Dividends declared	—	—	—	(334)	—	(334)
Repurchase of stock	(23.1)	(2)	—	(1,209)	—	(1,211)
Stock options and awards	6.6	1	311	—	—	312
January 28, 2006	874.1	73	2,121	12,013	(2)	14,205

(unaudited)

Net earnings	—	—	—	1,162	—	1,162
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						1,162
Dividends declared	—	—	—	(190)	—	(190)
Repurchase of stock	(17.9)	(2)	—	(898)	—	(900)
Stock options and awards	1.6	—	96	—	—	96
July 29, 2006	857.8	$71	$2,217	$12,087	$(2)	$14,373

Dividends declared per share were $.12 and $.10 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $.22 and $.18 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Total Comprehensive Income was $608 million and $540 million, respectively, for the quarters ended July 29, 2006 and July 30, 2005, respectively, and $1,034 million for the twenty-six weeks ended July 30, 2005.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION

(millions)	Twenty-Six Weeks Ended
	July 29,	July 30,
(Unaudited)	2006	2005

Operating activities
Net earnings	$1,162	$1,034
Reconciliation to cash flow
Depreciation and amortization	704	686
Share-based compensation expense	38	57
Deferred income taxes	(112)	—
Bad debt provision	181	217
Loss on disposal of property and equipment, net	47	43
Other non-cash items affecting earnings	20	(33)
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	17	17
Inventory	(437)	(244)
Other current assets	48	191
Other non-current assets	5	(8)
Accounts payable	(400)	(307)
Accrued liabilities	64	73
Income taxes payable	(179)	(286)
Other	11	18
Cash flow provided by operations	1,169	1,458

Investing activities
Expenditures for property and equipment	(1,899)	(1,774)
Proceeds from disposal of property and equipment	15	13
Change in accounts receivable originated at third parties	(73)	(177)
Other	(111)	—
Cash flow required for investing activities	(2,068)	(1,938)

Financing activities
Increase in notes payable, net	748	—
Additions to long-term debt	750	—
Reductions of long-term debt	(750)	(513)
Dividends paid	(174)	(142)
Repurchase of stock	(900)	(533)
Stock option exercises and related tax benefit	58	120
Other	(4)	(1)
Cash flow required for financing activities	(272)	(1,069)

Net decrease in cash and cash equivalents	(1,171)	(1,549)

Cash and cash equivalents at beginning of period	1,648	2,245
Cash and cash equivalents at end of period	$477	$696

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED	TARGET CORPORATION

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

Due to the seasonal nature of the retail industry, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

We operate as a single business segment.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded, how they should be classified in financial statements and requires certain disclosures of uncertain tax matters. FIN 48 is effective at the beginning of fiscal 2007. We are presently evaluating the impact of FIN 48 on our results of operations and financial position.

3. Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and shares assumed to be issued under performance share arrangements.

	Basic EPS				Diluted EPS
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(millions, except per share data)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$609	$540	$1,162	$1,034	$609	$540	$1,162	$1,034
Basic weighted average common shares outstanding	860.8	883.3	865.7	885.1	860.8	883.3	865.7	885.1
Stock options and performance shares	—	—	—	—	6.4	7.9	6.7	7.3
Weighted average common shares outstanding	860.8	883.3	865.7	885.1	867.2	891.2	872.4	892.4
Earnings per share	$.71	$.61	$1.34	$1.17	$.70	$.61	$1.33	$1.16

Our diluted EPS calculation excludes any shares related to stock options for which the effect would have been antidilutive. The number of stock options excluded from the calculation of the weighted average shares for diluted EPS because their effects were antidilutive was 7.3 million and 166 at July 29, 2006 and July 30, 2005, respectively.

4. Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs, including an increment of write-offs of existing accounts expected to begin in the third quarter of 2006 associated with our recent mandated increase in minimum monthly payments for certain guests, was $501 million at July 29, 2006, compared to $451 million at January 28, 2006 and $409 million at July 30, 2005. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

5. Contingencies

The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during the third quarter of 2005. Consequently, we recorded a $27 million ($.02 per share) gain in the third quarter of 2005 for our share of the proceeds, which we received during the second quarter of 2006. We also expect to receive an additional, smaller payment; however, the amount and timing of that payment are not certain at this time. Accordingly, no additional gain was recorded at July 29, 2006.

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigated matters will have a material adverse impact on our results of operations, cash flows or financial condition.

6. Long-term Debt and Derivatives

We obtain short-term financing throughout the year under our commercial paper program, which is a form of notes payable. At July 29, 2006, notes payable outstanding under this program totaled $748 million, and this amount is included in long-term debt on the Consolidated Statement of Financial Position, based on our intent and ability to refinance these obligations on a long-term basis. There were no amounts outstanding under our commercial paper program at January 28, 2006 or July 30, 2005.

During the second quarter of 2006, we issued $750 million of long-term debt at 5.875%, which matures in July 2016. Proceeds from this issuance were used for general corporate purposes. Concurrent with the issuance of this debt, we entered into two interest rate swaps with a combined notional amount of $750 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. These swaps have been designated as fair value hedges of the $750 million of long-term debt issued.

We also entered into an interest rate swap in May 2006 with a notional amount of $225 million. Under this swap, we pay a variable rate over time in exchange for receiving a fixed rate. This swap has been designated as a fair value hedge of existing fixed rate long-term debt.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. No ineffectiveness was recognized related to these instruments during the quarter and the year to date periods ended July 29, 2006 or July 30, 2005.

At July 29, 2006, January 28, 2006 and July 30, 2005, interest rate swaps were outstanding in notional amounts totaling $3.7 billion, $3.3 billion and $3.3 billion, respectively. At July 29, 2006, the market value of outstanding interest rate swaps and net unamortized gains/(losses) from terminated interest rate swaps was $(41) million, compared to $(21) million at January 28, 2006 and $11 million at July 30, 2005.

7. Share-Based Compensation

Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  We estimate the fair value of all share-based awards on the date of grant, which we define as the date the award is approved by our Board of Directors (or management with appropriate delegated authority). The substantial majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period, and all stock options have an exercise price equal to the fair market value of our common stock on the date of grant. Generally, we recognize compensation expense for awards on a straight-line basis over the four-year vesting period. However, in certain circumstances under our share-based compensation plans, we allow for the vesting of employee awards to continue post-employment. Accordingly, for awards granted subsequent to our adoption of SFAS No. 123(R) and to the extent those awards continue to vest post-employment because the employee met certain age and service requirements on the date of grant, we accelerate expense recognition, such that the value of the award is fully expensed over the employee’s minimum service period instead of over the explicit vesting period. Awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit vesting period. Total compensation expense related to share-based awards was $18 million and $38 million, respectively, for the thirteen and twenty-six weeks ended July 29, 2006, and $26 million and $57 million, respectively, for the thirteen and twenty-six weeks ended July 30, 2005.

8. Pension, Postretirement Health Care and Other Benefits

We have a qualified defined benefit pension plan covering all U.S. employees who meet age and service requirements. We also have unfunded nonqualified pension plans for employees with qualified plan compensation restrictions. Benefits are provided based on years of service and employee compensation. Upon retirement, employees also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost. Net pension expense and postretirement health care expense consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost of benefits earned during the period	$21	$17	$42	$34	$1	$1	$2	$1
Interest cost on projected benefit obligation	23	22	46	44	1	1	3	3
Expected return on assets	(35)	(35)	(70)	(69)	—	—	—	—
Recognized losses	12	11	24	21	—	—	—	—
Recognized prior service cost	(2)	(2)	(3)	(3)	—	—	—	—
Settlement/curtailment charges	—	—	—	1	—	—	—	—
Total	$19	$13	$39	$28	$2	$2	$5	$4

We maintain non-qualified, unfunded deferred compensation plans for highly-compensated employees whose participation in our 401(k) plan is limited by statute or regulation. These employees choose from a menu of crediting rate alternatives which are the same as the investment choices in our 401(k) plan. We credit an additional 2 percent per year to the accounts of active employees, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a frozen non-qualified, unfunded plan for certain officers in which deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return as determined by the plan’s terms. We control some of our risk of offering the non-qualified plans through investing in vehicles that offset a substantial portion of our economic exposure to the returns of those plans. These investment vehicles are general corporate assets and are marked to market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. During the second quarter, we made additional investments in these vehicles, totaling approximately $101 million. For the six months ended July 29, 2006, we have invested approximately $111 million in such investment instruments, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities.

9. Repurchase of Stock

In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, for a total authorization of $5 billion. We expect to continue to execute this program primarily in open market transactions, subject to market conditions. In the second quarter, we repurchased a total of 11.3 million shares of our common stock, for a total investment of $550 million ($48.63 per share), and for the first half of 2006, we repurchased 17.9 million shares of our common stock, for a total investment of $900 million ($50.28 per share). Since the inception of this share repurchase program, we have repurchased a total of 69.5 million shares of our common stock, for a total investment of $3,372 million ($48.55 per share). We expect to continue to execute this program primarily in open market transactions, subject to market conditions. We expect to complete the total program by year-end 2008, or sooner.

10. Cost of Sales and Selling, General and Administrative (SG&A) Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Sales	SG&A Expenses
Total cost of products sold including:	Compensation and benefit costs including:
• Freight expenses associated with	• Stores
moving merchandise from our	• Headquarters, including buying and
vendors to our distribution centers and	merchandising
our retail stores, and among our	• Distribution operations
distribution and retail facilities	Occupancy and operating costs of retail,
• Vendor income that is not	distribution, and headquarters facilities
reimbursement of specific, incremental	Advertising, offset by vendor income that is a
and identifiable costs	reimbursement of specific, incremental and
Inventory shrink	identifiable costs
Markdowns	Facilities pre-opening costs
Shipping and handling expenses	Other administrative costs
Terms cash discounts

The classification of these expenses varies across the retail industry.

Compensation, benefits, and other expenses for buying, merchandising, and distribution operations classified in selling, general and administrative expenses were approximately $307 million and $275 million, for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and $602 million and $543 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION	TARGET CORPORATION

AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Net earnings for the thirteen and twenty-six weeks ended July 29, 2006 were $609 million, or $.70 per share, and $1,162 million, or $1.33 per share, respectively, compared with $540 million, or $.61 per share, and $1,034 million, or $1.16 per share, respectively, for the same periods last year. All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Sales include merchandise sales, net of expected returns, from our stores and our on-line business, as well as gift card breakage. Total revenues include sales and net credit card revenues. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Total revenues for the quarter increased 11.3 percent to $13,347 million, compared with $11,990 million for the same period a year ago. For the twenty-six week period ending July 29, 2006, total revenues increased 11.7 percent to $26,210 million, compared to $23,467 million for the same period a year ago. Our revenue growth was due to the contribution from new store expansion, a 4.6 percent and 4.9 percent comparable-store sales increase for the quarter and year-to-date periods, respectively, as well as growth in net credit card revenues. Comparable-store sales are sales from stores open longer than one year, including stores that have relocated and general merchandise stores that have been remodeled. Comparable-store sales do not include sales from general merchandise stores that have been converted to a SuperTarget store format in the past year, sales from stores that were intentionally closed to be remodeled or sales from our on-line business. The method of calculating comparable-store sales varies across the retail industry.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales. Cost of sales includes purchases, net of discounts, markdowns, inventory shrink, and other costs associated with our merchandise, as well as all freight to move merchandise and vendor income that is not reimbursement of specific, incremental and identifiable costs. In the second quarter of 2006, our overall gross margin rate increased from 32.9 percent to 33.0 percent. For the year, our overall gross margin rate has remained essentially unchanged at approximately 32.6 percent. Within our gross margin rate for both the second quarter and year-to-date, we have experienced an increase in markups, which have been offset by an increase in markdowns. Additionally, our year-to-date gross margin rate has benefited from an improved shrinkage rate. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents compensation and benefits costs, occupancy and operating costs of retail, distribution, and headquarters facilities, advertising expenses, facilities pre-opening costs and other administrative costs as a percent of sales. SG&A expenses exclude depreciation and amortization and expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations. In the second quarter of 2006, our SG&A expense rate increased from 22.7 percent to 23.0 percent when compared to the same period last year. This increase is primarily due to increased facilities pre-opening costs associated with store remodels, new store openings and new distribution centers. For the year, our SG&A expense rate has increased from 22.5 percent to 23.0 percent. This increase is also primarily due to the increase in facilities pre-opening costs, with less significant increases due to store payroll and utility costs.

Other Performance Factors

During the first quarter of 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, which resulted in a cumulative benefit to depreciation expense in the first quarter and first half of 2006 of approximately $28 million.

In the second quarter and first half of 2006, net interest expense was $140 million and $272 million, respectively, representing a $30 million and $51 million increase from the second quarter and first half of 2005. The increase for the second quarter and first half of 2006 relates primarily to higher average funded debt balances, and to a lesser extent, due to a higher average portfolio rate.

The effective income tax rate for the second quarter of 2006 increased to 38.8 percent from 37.9 percent for the second quarter of 2005, primarily due to the unfavorable impact that lower capital market returns had on certain book/tax differences and due to tax rate changes in several states. The year-to-date effective tax rate has increased to 38.2 percent in 2006 from 37.9 percent in 2005, primarily due to the same reasons as the second quarter increase, offset partially by the favorable resolution of certain state income tax matters in the first quarter of 2006.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability. Credit card contribution to earnings before taxes (EBT) was as follows:

Credit Card Contribution to EBT

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(millions)	2006	2005	2006	2005
Revenues
Finance charges	$273	$219	$532	$424
Interest expense (a)	(68)	(43)	(131)	(83)
Net interest income	205	176	401	341

Late fees and other revenues	80	74	160	148
Merchant fees
Intracompany	18	17	33	32
Third-party	35	30	65	57
Non-interest income	133	121	258	237

Expenses
Bad debt	93	111	181	217
Operations and marketing	77	76	149	149
Total expenses	170	187	330	366

Credit card contribution to EBT	$168	$110	$329	$212

As a percent of average receivables (annualized)	11.3%	8.2%	11.1%	7.9%

Net interest margin (annualized) (b)	13.9%	13.2%	13.5%	12.8%

Receivables

Period-end receivables	$6,041	$5,421
Average receivables	$5,936	$5,328	$5,945	$5,336
Accounts with three or more payments past due as a percent of period-end receivables	3.4%	3.0%

Allowance for Doubtful Accounts

Allowance at beginning of period	$476	$394	$451	$387
Bad debt provision	93	111	181	217
Net write-offs	(68)	(96)	(131)	(195)
Allowance at end of period	$501	$409	$501	$409

As a percent of period-end receivables	8.3%	7.5%	8.3%	7.5%

Net write-offs as a percent of average receivables (annualized)	4.6%	7.2%	4.4%	7.3%

(a)  Represents an allocation of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets.

(b)  Net interest income divided by average accounts receivable.

Our credit card operations are allocated a portion of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets. Our allocation methodology assumes that 90 percent of the sum of average net receivables and other financial services assets is debt-financed with a mix of fixed rate and variable rate debt in proportion to the mix of fixed and variable rate financial services assets. The majority of our credit card portfolio earns interest at variable rates and, thus, the majority of the interest allocation to the credit card business is at variable rates, which are determined based upon the company’s approximate variable rate cost of borrowed funds.

In the second quarter and first half of 2006, our credit card operations contribution to EBT totaled $168 million and $329 million, respectively, representing 52.7 percent and 55.2 percent increases, respectively, over the same periods last year. The favorability in credit card contribution is attributable to strong growth in net interest income and the year-over-year reduction in bad debt expense. Average receivables rose 11.4 percent from the same thirteen-week and twenty-six-week periods a year ago, which is approximately equal to our sales growth. We have reserved for the expected future write-offs of existing accounts due to the mandated increases in minimum payments for certain guests.

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

Gross receivables increased $620 million, or 11.4 percent, over the second quarter of last year driven by increased issuance and usage of the Target Visa credit card. Inventory increased $647 million, or 11.5 percent, over the second quarter of last year, reflecting the natural increase required to support additional square footage, same-store sales growth and our strategic focus on increasing direct imports. The growth in inventory was partially funded by a $396 million, or 7.2 percent, increase in accounts payable over the same period.

Capital expenditures for the first twenty-six weeks of 2006 were $1,899 million, compared with $1,774 million for the same period a year ago. This increase during the first half of 2006 is primarily attributable to continued new store expansion, an increase in remodel program expenditures, and growth in distribution center capital investment.

We had $748 million of commercial paper outstanding at July 29, 2006 which is classified as long-term debt. As described in Note 6 to the consolidated financial statements, we issued $750 million of long-term debt during the second quarter 2006. Concurrent with the debt issuance, we entered into two interest rate swaps with a combined notional amount of $750 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. These swaps have been designated as fair value hedges of the $750 million of long-term debt.

Store Data

During the quarter, we opened a total of 29 new stores. Net of relocations and closings, these openings included 23 general merchandise stores and 3 SuperTarget stores. At July 29, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	July 29,	Jan. 28,	July 30,	July 29,	Jan. 28,	July 30,
	2006	2006	2005	2006	2006	2005

Target General Merchandise Stores	1,282	1,239	1,210	156,036	150,318	146,096
SuperTarget Stores	162	158	141	28,641	27,942	24,936

Total	1,444	1,397	1,351	184,677	178,260	171,032

* In thousands, reflects total square feet, less office, distribution center and vacant space.

New Accounting Pronouncements

In addition to the accounting pronouncement described in Note 2 to the consolidated financial statements, on March 31, 2006 the FASB issued a proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This proposed statement would require a company to fully recognize the over-funded or under-funded status of its postretirement benefit plan(s) as an asset or liability in its financial statements. In addition, the proposed statement eliminates the use of a measurement date that is different than the date of the entity’s year-end financial statements. The effective date for recognition of an asset or liability related to the funded status of an entity’s plan(s) is currently proposed to be for fiscal years ending after December 15, 2006. The effective date for the measurement date requirement is currently proposed to be for fiscal years beginning after December 15, 2006. If the final pronouncement is issued in its current form, we would be required to reduce our recorded prepaid pension asset by approximately $525 million, with a corresponding reduction to shareholders’ equity, net of tax, of approximately $325 million, based upon the amounts recorded at January 28, 2006, despite the fact that our qualified plans are fully funded. The related adjustment to our recorded postretirement healthcare liability is not expected to be material. These adjustments would not affect our debt compliance covenants or other contractual arrangements. Plan asset returns, changes in interest rates or other factors could have a significant effect on the adjustment ultimately recorded.

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

For the remainder of 2006, we expect to continue to generate a double-digit percentage increase in sales due to the contribution of our new store expansion and our continued growth in same-store sales. Total sales growth will likely be meaningfully higher in this year’s fourth quarter than this year’s third quarter due to the extra week in this year’s fourth quarter and the relative strength of last year’s base periods. Likewise, we expect our year-over-year percentage growth in EBIT and EPS in this year’s fourth quarter to substantially outpace profit growth in this year’s third quarter. We believe our credit card operations will remain an important contributor to 2006 earnings growth. Our annual effective tax rate in 2006 is expected to be in the range of 38.3 to 38.8 percent.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE	TARGET CORPORATION

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	TARGET CORPORATION

Refer to Note 5 (Contingencies) of the consolidated financial statements for discussion of legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 29, 2006, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Apr. 30, 2006 through May 27, 2006	6,091,300	$49.19	64,239,704	$1,878,143,139
May 28, 2006 through Jul. 1, 2006	4,118,300	48.67	68,358,004	1,677,704,736
Jul. 2, 2006 through Jul. 29, 2006	1,100,500	45.38	69,458,504	1,627,765,637
Total	11,310,100	$48.63	69,458,504	$1,627,765,637

(1)   In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, for a total authorization of $5 billion. We expect to continue to execute this share repurchase program primarily in open market transactions, subject to market conditions. We expect to complete the total program by year-end 2008, or sooner. Since the inception of this share repurchase program, we have repurchased a total of 69.5 million shares of our common stock for a total investment of $3,372 million ($48.55 per share).

 (2)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From April 30, 2006 through July 29, 2006, no shares were acquired pursuant to our long-term incentive plans.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS	TARGET CORPORATION

(3)A.	Restated Articles of Incorporation (as amended January 9, 2002) (1)

(3)B.	Bylaws (as amended through November 11, 1998) (2)

(4).	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(12).	Statements re Computations of Ratios

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A.	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B.	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 10-K Report for the year ended February 2, 2002

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: September 1, 2006	By:	/s/ Douglas A. Scovanner
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