Form 10-Q
period 2006-10-28
TARGET CORP
filed 2006-12-01
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

November 29, 2006: 858,887,468 shares outstanding of common stock, par value $.0833.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS	TARGET CORPORATION

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
(Unaudited) (millions, except per share data)	2006	2005	2006	2005
Sales	$13,156	$11,863	$38,609	$34,701
Net credit card revenues	414	343	1,171	972
Total revenues	13,570	12,206	39,780	35,673
Cost of sales	8,891	8,034	26,050	23,418
Selling, general and administrative expenses	3,151	2,786	9,016	7,931
Credit card expenses	182	201	512	567
Depreciation and amortization	389	354	1,094	1,040
Earnings before interest expense and income taxes	957	831	3,108	2,717
Net interest expense	149	118	421	339
Earnings before income taxes	808	713	2,687	2,378
Provision for income taxes	302	278	1,019	909
Net earnings	$506	$435	$1,668	$1,469

Basic earnings per share	$0.59	$0.49	$1.93	$1.66

Diluted earnings per share	$0.59	$0.49	$1.92	$1.65

Weighted average common shares outstanding:
Basic	857.8	881.2	863.1	883.8
Diluted	864.4	887.0	869.7	890.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION	TARGET CORPORATION

	Oct. 28,	Jan. 28,	Oct. 29,
(millions)	2006	2006	2005
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$451	$1,648	$503
Accounts receivable, net	5,634	5,666	5,127
Inventory	7,797	5,838	7,488
Other current assets	1,466	1,253	1,293
Total current assets	15,348	14,405	14,411
Property and equipment
Property and equipment	27,563	25,214	24,452
Accumulated depreciation	(6,637)	(6,176)	(5,879)
Property and equipment, net	20,926	19,038	18,573
Other non-current assets	1,593	1,552	1,514
Total assets	$37,867	$34,995	$34,498

Liabilities and shareholders’ investment
Accounts payable	$7,086	$6,268	$6,966
Current portion of long-term debt and notes payable	2,253	753	752
Other current liabilities	2,582	2,567	1,923
Total current liabilities	11,921	9,588	9,641
Long-term debt	9,123	9,119	9,143
Deferred income taxes	714	851	973
Other non-current liabilities	1,309	1,232	1,185
Shareholders’ investment	14,800	14,205	13,556
Total liabilities and shareholders’ investment	$37,867	$34,995	$34,498

Common shares outstanding	858.9	874.1	879.2

* The January 28, 2006 Consolidated Statement of Financial Position is condensed from the audited consolidated financial statement.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT	TARGET CORPORATION

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions)	Shares	Value	Capital	Earnings	Loss	Total

January 29, 2005	890.6	$74	$1,810	$11,148	$(3)	$13,029
Net earnings	—	—	—	2,408	—	2,408
Other comprehensive income	—	—	—	—	1	1
Total comprehensive income						2,409
Dividends declared	—	—	—	(334)	—	(334)
Repurchase of stock	(23.1)	(2)	—	(1,209)	—	(1,211)
Stock options and awards	6.6	1	311	—	—	312
January 28, 2006	874.1	73	2,121	12,013	(2)	14,205

(unaudited)

Net earnings	—	—	—	1,668	—	1,668
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						1,668
Dividends declared	—	—	—	(293)	—	(293)
Repurchase of stock	(19.1)	(2)	—	(965)	—	(967)
Stock options and awards	3.9	1	186	—	—	187
October 28, 2006	858.9	$72	$2,307	$12,423	$(2)	$14,800

Dividends declared per share were $.12 and $.10 for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $.34 and $.28 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

Total Comprehensive Income was $506 million and $435 million, respectively, for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $1,469 million for the thirty-nine weeks ended October 29, 2005.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	TARGET CORPORATION

	Thirty-Nine Weeks Ended
	Oct. 28,	Oct. 29,
(Unaudited) (millions)	2006	2005

Operating activities
Net earnings	$1,668	$1,469
Reconciliation to cash flow
Depreciation and amortization	1,094	1,040
Share-based compensation expense	64	68
Deferred income taxes	(167)	—
Bad debt provision	278	337
Loss on disposal of property and equipment, net	58	48
Other non-cash items affecting earnings	33	(18)
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	(44)	(26)
Inventory	(1,961)	(2,104)
Other current assets	(111)	(69)
Other non-current assets	4	(14)
Accounts payable	818	1,187
Accrued liabilities	271	185
Income taxes payable	(337)	(303)
Other non-current liabilities	44	2
Other	—	18
Cash flow provided by operations	1,712	1,820

Investing activities
Expenditures for property and equipment	(3,004)	(2,657)
Proceeds from disposal of property and equipment	20	22
Change in accounts receivable originated at third parties	(203)	(369)
Other investments	(119)	—
Cash flow required for investing activities	(3,306)	(3,004)

Financing activities
Increase in notes payable, net	955	924
Additions to long-term debt	1,250	13
Reductions of long-term debt	(752)	(527)
Dividends paid	(277)	(230)
Repurchase of stock	(901)	(898)
Stock option exercises and related tax benefit	126	161
Other	(4)	(1)
Cash flow provided by / (required for) financing activities	397	(558)

Net decrease in cash and cash equivalents	(1,197)	(1,742)

Cash and cash equivalents at beginning of period	1,648	2,245

Cash and cash equivalents at end of period	$451	$503

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.

Noncash transactions:  During the thirty-nine weeks ended October 28, 2006, we repurchased 1.2 million of our common shares through the settlement of prepaid forward contracts, which had an aggregate market value of $66 million at their respective settlement dates.

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

2.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements, and requires certain disclosures of uncertain tax matters.  FIN 48 is effective at the beginning of fiscal 2007. We are presently evaluating the impact of FIN 48 on our results of operations and financial position.

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB No. 108 offers a special “one-time” transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 157 “Fair Value Measurement.”  SFAS No. 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires a company to fully recognize the over-funded or under-funded status of its postretirement benefit plan(s) as an asset or liability in the financial statements.  In addition, the statement eliminates the use of a measurement date that is different than the date of the entity’s year-end financial statements.  The transition date for recognition of an asset or liability related to the funded status of an entity’s plan(s) is effective for fiscal years ending after December 15, 2006.  The transition date for the measurement date requirement is effective for fiscal years ending after December 15, 2008.  Despite the fact that our plans are fully funded, we expect that the adoption of this statement will require a reduction in our prepaid pension asset by an amount in the range of $360 to $385 million, with a corresponding reduction to shareholders’ investment, net of tax, in the range of $220 to $235 million.  The related adjustment to our recorded postretirement healthcare liability is expected to be less than $25 million, with a corresponding reduction to shareholders’ investment of less than $15 million.  These adjustments would not affect our debt compliance covenants or other contractual agreements.  Plan asset returns, changes in interest rates or other factors could have a significant effect on the adjustment ultimately recorded.

In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4).  EITF 06-4 provides guidance on the accounting for arrangements in which the company has agreed to share a portion of the value of the insurance policy with the employee.  This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No.12, “Omnibus Opinion-1967,” if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period.  This guidance is effective for reporting periods beginning after December 15, 2007.  We are in the process of assessing the impact, if any, that this new guidance will have on our results of operations and financial position.

In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5).  EITF 06-5 provides guidance on how an entity should determine the amount that could be realized under an insurance contract at the balance sheet date.  This guidance requires that the cash surrender value and any additional amounts provided by the contractual terms of the life insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized.  This guidance is effective for reporting periods beginning after December 15, 2006.  We do not believe that that the adoption of EITF 06-5 will have a material impact on our results of operations and financial position.

3.  Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and shares assumed to be issued under performance share arrangements.

	Basic EPS				Diluted EPS
	Thirteen		Thirty-Nine		Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended		Weeks Ended		Weeks Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
(millions, except per share data)	2006	2005	2006	2005	2006	2005	2006	2005
Net earnings	$506	$435	$1,668	$1,469	$506	$435	$1,668	$1,469
Basic weighted average common shares outstanding	857.8	881.2	863.1	883.8	857.8	881.2	863.1	883.8
Stock options and performance shares outstanding	—	—	—	—	6.6	5.8	6.6	6.8
Weighted average common shares outstanding	857.8	881.2	863.1	883.8	864.4	887.0	869.7	890.6
Earnings per share	$0.59	$0.49	$1.93	$1.66	$0.59	$0.49	$1.92	$1.65

Our diluted EPS calculation excludes shares related to stock options for which the effect would have been antidilutive.  The number of stock options excluded from the calculation of the weighted average shares for diluted EPS because their effects were antidilutive was approximately 4.4 million and 17 thousand at  October 28, 2006 and October 29, 2005, respectively.

4.  Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs, includes an estimate of future write-offs of existing balances associated with the mandated increase in minimum monthly payments for certain guests.  The allowance at October 28, 2006 was $514 million, compared to $451 million at January 28, 2006 and $417 million at October 29, 2005.  We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience.  Substantially all accounts continue to accrue finance charges until they are written off.  Accounts are written off when they become 180 days past due.

5.  Contingencies

The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during the third quarter of 2005.  Consequently, we recorded a $27 million, or $.02 per share, gain in the third quarter of 2005 for our share of the proceeds, which we received during the second quarter of 2006.  We also expect to receive an additional, smaller payment; however, the amount and timing of that payment are not certain at this time.  Accordingly, no additional gain was recorded at October 28, 2006.

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

6.  Long-term Debt and Derivatives

We obtain short-term financing throughout the year under our commercial paper program, which gives rise to a form of notes payable.  At October 28, 2006, notes payable outstanding under this program totaled $955 million, and this amount is included in current portion of long-term debt and notes payable on the Consolidated Statement of Financial Position.  At October 29, 2005, notes payable outstanding under this program totaled $925 million and were included in long-term debt on the Consolidated Statement of Financial Position. There were no amounts outstanding under our commercial paper program at January 28, 2006.

On September 15, 2006, Target Receivables Corporation issued $500 million of Variable Funding Certificates (Certificates) backed by credit card receivables through the Target Credit Card Master Trust.  The Certificates have a two-year term, with principal repayment occurring during the second year, and a floating interest rate determined monthly.  The Certificates are prepayable.  At October 28, 2006, the outstanding amount of the Certificates was $500 million.  Of the amount outstanding, $42 million is classified within Current Portion of Long-Term Debt and Notes Payable and $458 million is classified within Long-Term Debt.

Our derivative instruments are primarily interest rate swaps which hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position.  The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. No ineffectiveness was recognized related to these instruments during the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005.

At October 28, 2006, January 28, 2006 and October 29, 2005, interest rate swaps were outstanding in notional amounts totaling $3.7 billion, $3.3 billion and $3.3 billion, respectively. At October 28, 2006, the market value of outstanding interest rate swaps and net unamortized gains / (losses) from terminated interest rate swaps was $5 million, compared to $(21) million at January 28, 2006 and $(22) million at October 29, 2005.

7.  Share-Based Compensation

Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  We estimate the fair value of all share-based awards on the date of grant, which we define as the date the award is approved by our Board of Directors (or management with appropriate delegated authority).  The substantial majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period, and all stock options have an exercise price equal to the fair market value of our common stock on the date of grant.  Generally, we recognize compensation expense for awards on a straight-line basis over the four-year vesting period.  However, in certain circumstances under our share-based compensation plans, we allow for the vesting of employee awards to continue post-employment.  Accordingly, for awards granted subsequent to our adoption of SFAS No. 123(R) and to the extent the employee met certain age and service requirements on the date of grant, we accelerate expense recognition, such that the value of the award is fully expensed over the employee’s minimum service period, instead of over the explicit vesting period.  Awards granted prior to the adoption of SFAS No. 123(R) continue to be expensed over the explicit vesting period.  Total compensation expense related to share-based awards was $25 million and $64 million, respectively, for the thirteen and thirty-nine weeks ended October 28, 2006, and $11 million and $68 million, respectively, for the thirteen and thirty-nine weeks ended October 29, 2005.

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

	Pension Benefits				Postretirement Health Care Benefits
	Thirteen		Thirty-Nine		Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended		Weeks Ended		Weeks Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
(millions)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost of benefits earned during the period	$21	$16	$63	$50	$1	$—	$3	$1
Interest cost on projected benefit obligation	23	22	69	66	2	2	5	5
Expected return on assets	(35)	(34)	(105)	(103)	—	—	—	—
Recognized losses	12	11	36	32	—	—	—	—
Recognized prior service cost	(1)	(1)	(4)	(4)	—	—	—	—
Settlement/curtailment charges	—	(1)	—	—	—	—	—	—
Total	$20	$13	$59	$41	$3	$2	$8	$6

We maintain nonqualified, unfunded deferred compensation plans for approximately 4,300 current and retired employees whose participation in our 401(k) plan is limited by statute or regulation.  These employees choose from a menu of crediting rate alternatives, which are the same as the investment choices in our 401(k) plan, including Target common stock.  We credit an additional 2 percent per year to the accounts of active employees, in part to recognize the risks inherent to their participation in a plan of this nature.  We also maintain a nonqualified, unfunded deferred compensation plan, covering fewer than 100 participants which was frozen during 1996, in which deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return as determined by the plan’s terms.  We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, which offset a substantial portion of our economic exposure to the returns of these plans.  These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. For the thirty-nine weeks ended October 28, 2006, we invested approximately $119 million in such investment instruments, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities.

9.  Repurchase of Stock

In the third quarter, we repurchased a total of 1.2 million shares of our common stock, for a total cash investment of $59 million ($48.86 per share), under a $5 billion program, which began in 2004.  Substantially all of the shares reacquired in the quarter were delivered under forward contracts that settled during the quarter, which had an aggregate market value of $66 million at their respective settlement dates.  These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans.  For the thirty-nine week period ended October 28, 2006, we repurchased, through open market transactions and settled forward contracts, 19.1 million shares of our common stock, for a total cash investment of $959 million ($50.19 per share).  Since the inception of this share repurchase program, we have repurchased a total of 70.7 million shares of our common stock, for a total cash investment of $3,432 million ($48.56 per share). In addition, at October 28, 2006, we held long positions in prepaid forward contracts for 3.1 million shares of our common stock, for a total cash investment of $140 million, or $45.28 per share.  We expect to continue to execute our share repurchase program primarily in open market transactions, subject to market conditions, and to complete the total program by year-end 2008, or sooner.

10.  Cost of Sales and Selling, General and Administrative (SG&A) Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	SG&A Expenses

Total cost of products sold including:

•      Freight expenses associated with moving merchandise from our vendors to our distribution centers and our retail stores, and among our distribution and retail facilities

•      Vendor income that is not reimbursement of specific, incremental and identifiable costs

Inventory shrink

Markdowns

Shipping and handling expenses

Terms cash discounts

Compensation and benefit costs including:

•      Stores

•      Headquarters, including buying and merchandising

•      Distribution operations

Occupancy and operating costs of retail, distribution, and headquarters facilities

Advertising, offset by vendor income that is a reimbursement of specific, incremental and identifiable costs

Facilities pre-opening costs

Other administrative costs

The classification of these expenses varies across the retail industry.

Compensation, benefits, and other expenses for buying, merchandising, and distribution operations classified in selling, general and administrative expenses were approximately $315 million and $281 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, and $917 million and $824 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION	TARGET CORPORATION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Analysis of Results of Operations

Net earnings for the thirteen and thirty-nine weeks ended October 28, 2006 were $506 million, or $.59 per share, and $1,668 million, or $1.92 per share, respectively, compared with $435 million, or $.49 per share, and $1,469 million, or $1.65 per share, respectively, for the same periods last year.  All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Sales include merchandise sales, net of expected returns, from our stores and our on-line business, as well as gift card breakage.  Total revenues include sales and net credit card revenues.  Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.  Total revenues for the quarter increased 11.2 percent to $13,570 million, compared with $12,206 million for the same period a year ago. For the thirty-nine week period ending October 28, 2006, total revenues increased 11.5 percent to $39,780 million, compared to $35,673 million for the same period a year ago.  Our revenue growth was due to the contribution from new store expansion, a 4.6 percent and 4.8 percent comparable-store sales increase for the quarter and year-to-date periods, respectively, as well as growth in net credit card revenues.  Comparable-store sales are sales from stores open longer than one year, including stores that have relocated and general merchandise stores that have been remodeled. Comparable-store sales do not include sales from general merchandise stores that have been converted, or relocated and converted, to a SuperTarget store format in the past year, sales from stores that were intentionally closed to be remodeled or sales from our on-line business.  The method of calculating comparable-store sales varies across the retail industry.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percent of sales.  Cost of sales includes purchases, net of discounts, markdowns, inventory shrink, and other costs associated with our merchandise, as well as all freight to move merchandise and vendor income that is not reimbursement of specific, incremental and identifiable costs.  In the third quarter of 2006, our overall gross margin rate increased to 32.4 percent from 32.3 percent when compared to the same period last year.  For the thirty-nine week period ending October 28, 2006, our overall gross margin rate has remained essentially unchanged at approximately 32.5 percent.  Within our gross margin rate for both the third quarter and year-to-date, we have experienced an increase in markup, which has been offset by an increase in markdowns.  Additionally, our year-to-date gross margin rate has benefited from an improved shrinkage rate.  Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price).  Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight and competitive influences.  Markdowns are the reduction in the original or previous price of retail merchandise.  Factors that affect markdowns include inventory management and competitive influences.  The definition and method of calculating markup, markdowns and gross margin vary across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents compensation and benefits costs, occupancy and operating costs of retail, distribution, and headquarters facilities, advertising expenses, facilities pre-opening costs and other administrative costs as a percent of sales.  SG&A expenses exclude depreciation and amortization and expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations. In the third quarter of 2006, our SG&A expense rate increased to 24.0 percent from 23.5 percent in the same period last year.  Approximately one-half of this increase is attributable to the $27 million Visa/Mastercard settlement that reduced SG&A expense in 2005, which is partially offset by favorable workers compensation expense in the current year.  For the thirty-nine weeks ended October 28, 2006, our SG&A expense rate increased to 23.4 percent from 22.9 percent in the same period last year.  This increase is primarily due to the timing of facilities pre-opening costs and higher store payroll costs.

Other Performance Factors

During the first quarter of 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, which resulted in a cumulative benefit to depreciation expense in the first quarter and first nine months of 2006 of approximately $28 million.

In the thirteen and thirty-nine week periods ended October 28, 2006, net interest expense was $149 million and $421 million, respectively, representing a $31 million and $82 million increase from the thirteen and thirty-nine week periods ended October 29, 2005. The increase for the thirteen and thirty-nine week periods ended October 28, 2006 relates primarily to growth in the cost of funding our credit card operations.

The effective income tax rate for the third quarter of 2006 decreased to 37.4 percent from 39.0 percent for the third quarter of 2005, primarily due to the favorable impact that higher capital market returns had on certain book/tax differences, partially offset by tax rate changes in several states.  The year-to-date effective tax rate has decreased to 37.9 percent in 2006 from 38.2 percent in 2005 due to the favorable impact that higher capital market returns had on certain book/tax differences and the favorable resolution of various income tax matters in 2006.

Credit Card Contribution

Our credit card program strategically supports our core retail operation and remains an important contributor to our overall profitability.  Credit card contribution to earnings before taxes (EBT) was as follows:

Credit Card Contribution to EBT

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
(millions)	2006	2005	2006	2005
Revenues
Finance charges	$279	$232	$812	$656
Interest expense (a)	(72)	(50)	(202)	(133)
Net interest income	207	182	610	523

Late fees and other revenues	101	79	261	227
Merchant fees
Intracompany	16	16	50	48
Third-party	34	32	98	89
Non-interest income	151	127	409	364

Expenses
Bad debt	97	120	278	337
Operations and marketing	85	81	234	230
Total expenses	182	201	512	567

Credit card contribution to EBT	$176	$108	$507	$320

As a percent of average receivables (annualized)	11.5%	7.9%	11.2%	7.9%

Net interest margin (annualized) (b)	13.6%	13.3%	13.5%	12.9%

RECEIVABLES

Period-end receivables	$6,148	$5,544
Average receivables	$6,123	$5,499	$6,007	$5,392

Accounts with three or more payments past due as a percent of period-end receivables	3.9%	3.2%

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance at beginning of period	$501	$409	$451	$387
Bad debt provision	97	120	278	337
Net write-offs	(84)	(112)	(215)	(307)
Allowance at end of period	$514	$417	$514	$417

As a percent of period-end receivables	8.4%	7.5%	8.4%	7.5%

Net write-offs as a percent of average receivables (annualized)	5.5%	8.1%	4.8%	7.6%

(a)  Represents an allocation of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets.  Interest expense allocated to our credit card operations for the first, second, third, and fourth quarters of 2005 totaled $40, $43, $50, and $59, respectively.

(b)  Net interest income divided by average accounts receivable.

Our credit card operations are allocated a portion of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets.  Our allocation methodology assumes that 90 percent of the sum of average net receivables and other financial services assets are debt-financed with a mix of fixed rate and variable rate debt in proportion to the mix of fixed and variable rate financial services assets.  The majority of our credit card portfolio earns interest at variable rates and, thus, the majority of the interest allocation to the credit card business is at variable rates, which are determined based upon the company’s approximate marginal variable rate cost of borrowed funds.

In the thirteen and thirty-nine week periods ended October 28, 2006, our credit card operation’s contribution to EBT totaled $176 million and $507 million, respectively, representing 62.9 percent and 58.4 percent increases, respectively, over the same periods last year.  The favorability in credit card contribution is attributable to strong growth in net interest income and the year-over-year reduction in bad debt expense.  Average receivables rose 11.3 percent and 11.4 percent, respectively, from the same thirteen-week and thirty-nine-week periods a year ago, which is approximately equal to our sales growth.  Our reserve includes an amount for expected future write-offs of existing accounts due to the mandated increases in minimum payments for certain guests.

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

Gross receivables increased $604 million, or 10.9 percent, over the third quarter of last year driven by increased issuance and usage of the Target Visa credit card.  Inventory increased $309 million, or 4.1 percent, over the third quarter of last year, reflecting the natural increase required to support additional square footage, comparable-store sales growth and our strategic focus on increasing direct imports. The growth in inventory was partially funded by a $120 million, or 1.7 percent, increase in accounts payable over the same period.

Capital expenditures for the first thirty-nine weeks of 2006 were $3,004 million, compared with $2,657 million for the same period a year ago.  This increase during the first thirty-nine weeks of 2006 is primarily attributable to continued new store expansion, an increase in remodel program expenditures and growth in distribution center capital investment.

We had $955 million of commercial paper outstanding at October 28, 2006, which is classified as Current Portion of Long-term Debt and Notes Payable on our Consolidated Statements of Financial Position.  We believe that a substantial amount of these borrowings will be repaid from operating cash flows during the fourth quarter of 2006.  During the third quarter, Target Receivables Corporation issued $500 million of Variable Funding Certificates (Certificates) backed by credit card receivables through the Target Credit Card Master Trust.  At October 28, 2006, the outstanding amount of these newly issued Certificates was $500 million, and of that amount, $42 million is classified within Current Portion of Long-Term Debt and Notes Payable and $458 million is classified within Long-Term Debt.

Store Data

During the quarter, we opened a total of 59 new stores. Net of relocations and closings, these openings included 36 general merchandise stores and 14 SuperTarget stores. At October 28, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Oct. 28,	Jan. 28,	Oct. 29,	Oct. 28,	Jan. 28,	Oct. 29,
	2006	2006	2005	2006	2006	2005
Target General Merchandise Stores	1,318	1,239	1,243	161,152	150,318	150,879
SuperTarget Stores	176	158	157	31,073	27,942	27,764
Total	1,494	1,397	1,400	192,225	178,260	178,643

*  In thousands, reflects total square feet, less office, distribution center and vacant space.

Outlook for Fiscal Year 2006

For the fiscal year 2006, a 53-week year, we believe that Target will deliver a mid-to-high teen percentage increase in earnings per share.  We do not expect the 53rd week to have a material impact on our full year earnings results, though it is expected to have a marginally adverse impact on gross margin rate and interest expense and a marginally favorable impact on sales growth and expense leverage, compared with a 52-week year.

Total sales growth, reflecting the contribution of our new store expansion and our continued growth in comparable-store sales, will likely be meaningfully higher in this year’s fourth quarter than our year-to-date trend due to the extra week in this year’s fourth quarter.  We believe our credit card operations will remain an important contributor to 2006 earnings growth.  For the full year, we expect our core retail operations to contribute approximately eighty-five percent of our consolidated earnings before taxes and our credit card operations to contribute the remaining fifteen percent.  Our annual effective tax rate in 2006 is expected to be in the range of 37.9 to 38.4 percent.

Forward-Looking Statements

This report contains forward-looking statements regarding our performance, financial position, liquidity and adequacy of capital resources.  Forward-looking statements are typically accompanied by the words “expect,” “may”, “could”, “believe”, “would”, “might”, “anticipates”, or words of similar import.  The forward-looking statements in this report include the anticipated impact of new and proposed accounting pronouncements, the expected outcome of pending and threatened litigation, our expectations with respect to our share repurchase program, and our outlook in fiscal 2006.  Forward-looking statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing wages, health care and other benefit costs, shifting capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, the outbreak of war or pandemics and other significant national and international events, and other risks and uncertainties.  As a result, while we believe that there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.  You are encouraged to review Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

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

We are a party to two administrative actions by governmental authorities involving environmental matters, each of which involve potential monetary sanctions in excess of $100,000.  The first is an allegation made by the United States Environmental Protection Agency in September 2005 that a product we formerly sold contained a prohibited substance.  The second is an allegation made by the California Air Resources Board in March 2006 that a product we formerly sold contained levels of an ingredient in excess of permissible levels.  In the third quarter of 2006, we were made aware of proposed monetary sanctions related to both matters, and we expect the total sanctions will not exceed $350,000.

Refer to Note 5 (Contingencies) of the consolidated financial statements for discussion of other legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 28, 2006, by Target Corporation or any “affiliated purchaser” of Target Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (2)(3)	per Share (2)	Program (1)(2)(3)	Program (1)
Jul. 30, 2006 through Aug. 26, 2006	—	$—	69,458,504	$1,627,765,637
Aug. 27, 2006 through Sept. 30, 2006	853,571	$48.75	70,312,075	$1,586,152,513
Oct. 1, 2006 through Oct. 28, 2006	361,200	$49.12	70,673,275	$1,568,408,671
Total	1,214,771	$48.86	70,673,275	$1,568,408,671

(1)  In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock.  In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, for a total authorization of $5 billion. We expect to continue to execute this share repurchase program primarily in open market transactions, subject to market conditions.  We expect to complete the total program by year-end 2008, or sooner.  Since the inception of this share repurchase program, we have repurchased a total of 70.7 million shares of our common stock for a total cash investment of $3,432 million ($48.56 per share).

(2)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on option exercises or tax withholding on equity awards as part of our long-term incentive plans. From July 29, 2006 through October 28, 2006, 12,788 shares were acquired at an average price of $55.91 pursuant to our long-term incentive plans.

(3)  We include the shares reacquired through forward contracts in the above table at the price per share, which reflects the cash invested in these contracts.  For the thirteen and thirty-nine weeks ended October 28, 2006, 1.2 million shares were reacquired through these contracts.  At October 28, 2006, we held long positions in prepaid forward contracts for 3.1 million shares of our common stock, for a total cash investment of $140 million, or $45.28 per share.

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

TARGET CORPORATION

Dated: December 1, 2006	By:	/s/ Douglas A. Scovanner
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