Form 10-Q
period 2007-05-05
TARGET CORP
filed 2007-06-01
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of Common Stock, par value $.0833, outstanding at May 30, 2007 were 851,488,525.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Operations

	Three Months Ended
	May 5,	April 29,
(unaudited) (millions, except per share data)	2007	2006
Sales	$13,623	$12,493
Net credit card revenues	418	370
Total revenues	14,041	12,863
Cost of sales	9,186	8,473
Selling, general and administrative expenses	3,093	2,879
Credit card expenses	170	160
Depreciation and amortization	392	334
Earnings before interest expense and income taxes	1,200	1,017
Net interest expense	136	131
Earnings before income taxes	1,064	886
Provision for income taxes	413	332
Net earnings	$651	$554
Basic earnings per share	$0.76	$0.64
Diluted earnings per share	$0.75	$0.63
Weighted average common shares outstanding
Basic	855.9	870.7
Diluted	862.8	877.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	May 5,	February 3,	April 29,
(millions)	2007	2007	2006
Assets	(unaudited)		(unaudited)
Cash and cash equivalents	$969	$813	$989
Accounts receivable, net	6,006	6,194	5,368
Inventory	6,387	6,254	6,030
Other current assets	1,347	1,445	1,169
Total current assets	14,709	14,706	13,556
Property and equipment
Land	5,061	4,934	4,545
Buildings and improvements	16,168	16,110	14,228
Fixtures and equipment	3,476	3,553	3,182
Computer hardware and software	2,078	2,188	2,241
Construction-in-progress	2,450	1,596	1,839
Accumulated depreciation	(6,973)	(6,950)	(6,421)
Property and equipment, net	22,260	21,431	19,614
Other non-current assets	1,315	1,212	1,579
Total assets	$38,284	$37,349	$34,749
Liabilities and shareholders’ investment
Accounts payable	$5,877	$6,575	$5,707
Accrued and other current liabilities	2,523	2,758	2,182
Income taxes payable	375	422	565
Current portion of long-term debt and notes payable	1,322	1,362	1,254
Total current liabilities	10,097	11,117	9,708
Long-term debt	10,151	8,675	8,596
Deferred income taxes	430	577	804
Other non-current liabilities	1,895	1,347	1,271
Shareholders’ investment
Common stock	71	72	72
Additional paid-in-capital	2,437	2,387	2,169
Retained earnings	13,386	13,417	12,131
Accumulated other comprehensive loss	(183)	(243)	(2)
Total shareholders’ investment	15,711	15,633	14,370
Total liabilities and shareholders’ investment	$38,284	$37,349	$34,749

Common shares outstanding	851.4	859.8	868.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Three Months Ended
	May 5,	April 29,
(unaudited) (millions)	2007	2006
Operating activities
Net earnings	$651	$554
Reconciliation of net earnings to operating cash flows
Depreciation and amortization	392	334
Share-based compensation expense	18	20
Deferred income taxes	(27)	(62)
Bad debt provision	86	88
Loss on disposal of property and equipment, net	14	15
Other non-cash items affecting earnings	19	4
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	48	99
Inventory	(133)	(192)
Other current assets	110	88
Other non-current assets	(4)	11
Accounts payable	(698)	(561)
Accrued and other current liabilities	(258)	(61)
Income taxes payable	226	190
Other non-current liabilities	18	-
Cash flow provided by operations	462	527
Investing activities
Expenditures for property and equipment	(1,183)	(884)
Proceeds from disposal of property and equipment	4	5
Change in accounts receivable originated at third parties	53	110
Other investments	(5)	(10)
Cash flow required for investing activities	(1,131)	(779)
Financing activities
Additions to long-term debt	1,900	-
Reductions of long-term debt	(501)	-
Dividends paid	(103)	(87)
Repurchase of stock	(500)	(350)
Stock option exercises and related tax benefit	36	30
Other	(7)	-
Cash flow provided by / (required for) financing activities	825	(407)
Net increase / (decrease) in cash and cash equivalents	156	(659)
Cash and cash equivalents at beginning of period	813	1,648
Cash and cash equivalents at end of period	$969	$989

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income / (Loss)	Total

January 28, 2006	874.1	$73	$2,121	$12,013	$(2)	$14,205
Net earnings	-	-	-	2,787	-	2,787
Other comprehensive income, net of taxes of $5	-	-	-	-	(7)	(7)
Total comprehensive income						2,780
Cumulative effect of adopting SFAS 158, net of taxes of $152	-	-	-	-	(234)	(234)
Dividends declared	-	-	-	(396)	-	(396)
Repurchase of stock	(19.5)	(2)	-	(987)	-	(989)
Stock options and awards	5.2	1	266	-	-	267
February 3, 2007	859.8	72	2,387	13,417	(243)	15,633
(unaudited)
Net earnings	-	-	-	651	-	651
Other comprehensive income
Amortization of pension and post-retirement plan amounts, net of taxes of $3	-	-	-	-	6	6
Total comprehensive income						657
Cumulative effect of adopting new accounting pronouncements	-	-	-	(31)	54	23
Dividends declared	-	-	-	(103)	-	(103)
Repurchase of stock	(9.2)	(1)	-	(548)	-	(549)
Stock options and awards	0.8	-	50	-	-	50
May 5, 2007	851.4	$71	$2,437	$13,386	$(183)	$15,711

Dividends declared per share were $.12 and $.10 for the quarters ended May 5, 2007 and April 29, 2006 and $.46 for the fiscal year ended Feburary 3, 2007.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2006 Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

We operate as a single business segment.

2.  New Accounting Pronouncements

Current adoptions

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We adopted the recognition and disclosure provisions of SFAS 158 during 2006. We adopted the SFAS 158 measurement date provision at the beginning of the first quarter of 2007, and the details of our adoption of this provision are described in Note 10.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements and requires certain disclosures of uncertain tax matters. We adopted the provisions of FIN 48 at the beginning of the first quarter of 2007, and the details of our adoption of FIN 48 are described in Note 8.

At the beginning of the first quarter of 2007, we adopted the FASB’s Emerging Issues Task Force Issue No. 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” and recorded a $4 million increase to noncurrent other assets, with a corresponding increase to retained earnings of $4 million.

Future adoptions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of SFAS 159 on our results of operations and financial position.

3.  Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses (SG&A)

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

Compensation, benefits and other expenses for buying, merchandising and distribution operations classified in selling, general and administrative expenses were approximately $304 million and $294 million for the quarters ended May 5, 2007 and April 29, 2006, respectively.

4.  Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

	Basic EPS		Diluted EPS
	Three Months Ended		Three Months Ended
	May 5,	April 29,	May 5,	April 29,
(millions, except per share data)	2007	2006	2007	2006
Net earnings	$651	$554	$651	$554
Basic weighted average common shares outstanding	855.9	870.7	855.9	870.7
Incremental stock options, performance share units and restricted stock units	-	-	6.9	6.9
Weighted average common shares outstanding	855.9	870.7	862.8	877.6
Earnings per share	$0.76	$0.64	$0.75	$0.63

For the May 5, 2007 and April 29, 2006 computations, 4.3 and 7.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.  Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs, was $504 million at May 5, 2007, $517 million at February 3, 2007 and $476 million at April 29, 2006.  We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience.  Substantially all accounts continue to accrue finance charges until they are written off.  Total accounts receivable past due ninety days or more and still accruing finance charges were $136 million at May 5, 2007, $160 million at February 3, 2007 and $110 million at April 29, 2006. Accounts are written off when they become 180 days past due.

6.  Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation will have a material adverse impact on our results of operations, cash flows or financial condition.

7.  Debt and Derivative Financial Instruments

We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at May 5, 2007 or April 29, 2006.

On April 12, 2007, we entered into a five-year $2 billion unsecured revolving credit facility with a group of banks. The new facility replaced our existing credit agreement and is scheduled to expire in April 2012. The credit agreement contains one financial covenant requiring us to maintain a specified leverage ratio. We are, and expect to remain, in compliance with this covenant. No balances were outstanding at any time during 2007 or 2006 under this agreement or the previously existing credit facility.

On April 25, 2007, Target Receivables Corporation amended its Variable Funding Certificates (Certificates), which are backed by credit card receivables through the Target Credit Card Master Trust.  The program has a five-year initial revolving period from the date of amendment, with principal repayment occurring monthly throughout the sixth year, and allows for varying amounts of outstanding principal balances up to $1 billion.  The Certificates have a floating interest rate that is determined monthly.  At May 5, 2007, the outstanding amount of the Certificates was $1 billion and was classified within long-term debt.

On May 1, 2007, we issued $1 billion of long-term debt at 5.375% that matures in May 2017. Proceeds from this issuance were used for general corporate purposes. Concurrent with the issuance of this debt, we entered into two interest rate swaps with a combined notional amount of $600 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. These swaps have been designated as fair value hedges.

Our derivative instruments are primarily interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to these instruments during the quarters ended May 5, 2007 and April 29, 2006. At May 5, 2007, February 3, 2007 and April 29, 2006, interest rate swaps were outstanding in notional amounts totaling $4.3 billion, $3.7 billion and $3.3 billion, respectively. The market value of outstanding interest rate swaps and net unamortized gains (losses) from terminated interest rate swaps was $17 million, $(7) million and $(50) million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1998.

We adopted the provisions of FIN 48 on February 4, 2007. As a result of the adoption of FIN 48, we recorded a $19 million decrease to retained earnings. As of February 4, 2007, total unrecognized tax benefits were $379 million, and accrued penalties and interest totaled $98 million. If the company were to prevail on all unrecognized tax benefits recorded, approximately $204 million of the $379 million reserve would benefit the effective tax rate with the remaining $175 million representing temporary differences or amounts for which offsetting benefits are available in a different taxing jurisdiction. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense.

On a quarterly and annual basis, we accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter of 2007, other than those made in connection with the adoption of FIN 48 that are described above.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

9.  Share Repurchase

For the quarter ended May 5, 2007, we repurchased 9.2 million shares of our common stock, for a total cash investment of $549 million ($59.79 per share), through open market transactions. Since the inception of our share repurchase program that began in 2004, we have repurchased 80.2 million shares of our common stock, for a total cash investment of $3,999 million ($49.84 per share). In addition, at May 5, 2007, we held long positions in prepaid forward contracts for 2.8 million shares of our common stock, for a total cash investment of $130 million, or $45.54 per share. We expect to continue to execute our share repurchase program primarily in open market transactions, subject to market conditions, and to complete the total program by year-end 2008, or sooner.

10.  Pension, Postretirement Health Care and Other Benefits

We have qualified defined benefit pension plans covering all U.S. employees who meet age and service requirements. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Benefits are provided based on years of service and team member compensation. Upon retirement, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

As described in Note 2, we adopted the SFAS 158 measurement provision in the first quarter 2007. As a result, we recorded a $16 million decrease to retained earnings, a $54 million increase to accumulated other comprehensive income, a $65 million increase to other non-current assets, a $3 million increase to other non-current liabilities and a $24 million decrease to deferred income taxes.

Net pension expense and postretirement health care expense consisted of the following:

			Postretirement
	Pension Benefits		Health Care Benefits
	Three Months Ended		Three Months Ended
	May 5,	April 29,	May 5,	April 29,
(millions)	2007	2006	2007	2006
Service cost of benefits earned during the period	$25	$21	$1	$1
Interest cost on projected benefit obligation	26	23	2	2
Expected return on assets	(38)	(35)	-	-
Recognized losses	10	12	-	-
Recognized prior service cost	(1)	(1)	-	-
Total	$22	$20	$3	$3

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,900 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 15 current and 49 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value of contracts indexed to our own common stock recorded in earnings for the quarters ended May 5, 2007 and April 29, 2006 was a pre-tax loss of $9 million and $2 million, respectively. For the quarters ended May 5, 2007 and April 29, 2006, we invested approximately $8 million and $10 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities. The counterparty to these contracts has the discretion to deliver Target common stock or cash to us at the settlement dates. At times, adjusting our position in these investment vehicles includes repurchasing shares of Target common stock, including shares delivered by counterparties when settling the forward contracts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Results of Operations

Net earnings for the quarters ended May 5, 2007 were $651 million, or $.75 per share, compared to $554 million, or $.63 per share, for the same period last year. All earnings per share figures refer to diluted earnings per share.

Revenues and Comparable-Store Sales

Sales include merchandise sales, net of expected returns, from our stores and our on-line business, as well as gift card breakage. Total revenues include sales and net credit card revenues. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Comparable-store sales are sales from our on-line business and sales from general merchandise and SuperTarget stores open longer than one year, including:

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

Total revenues for the quarter were $14,041 million, compared to $12,863 million for the same period a year ago, an increase of 9.2 percent. Total revenue growth was attributable to the opening of new stores, a 4.3 percent comparable-store sales increase for the quarter, as well as growth in net credit card revenues.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. In the first quarter of 2007, our consolidated gross margin rate was 32.6 percent compared to 32.2 percent in the same period last year. Within our gross margin rate for the first quarter, we experienced an improvement in markdowns, which were partially offset by a decrease in markup. Additionally, our first quarter 2007 gross margin rate compared to the first quarter 2006 rate benefited from two minor accounting adjustments, which together had an approximate 0.2 percent favorable impact on the rate. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A. SG&A expenses exclude depreciation and amortization, and SG&A expenses also exclude expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations. In the first quarter of 2007, our SG&A expense rate was 22.7 percent compared to 23.0 percent in the same period last year. This decrease is primarily due to lower payroll and benefits costs on a rate basis and the $12 million favorable impact of an excise tax refund. Additionally, the refinement of one of the accounting adjustments described above in gross margin rate negatively impacted our comparable SG&A rate by approximately 0.2 percent.

Other Performance Factors

During the first quarter of 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, resulting in a $28 million cumulative benefit to depreciation expense in the first quarter of 2006.

In the quarter ended May 5, 2007, net interest expense was $136 million, a $5 million increase from the quarter ended April 29, 2006. This increase related primarily to higher average debt balances, including the debt to fund growth in our accounts receivable.

Our effective income tax rate for the first quarter of 2007 was 38.8 percent compared to 37.5 percent for the first quarter of 2006. This increase was primarily due to the recognition of unfavorable discrete state income tax items in the first quarter of 2007 compared to recognition of favorable discrete state income tax items in the first quarter of 2006.

Credit Card Contribution

We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program strategically supports our core retail operations and remains an important contributor to our overall profitability. Our credit card revenues are comprised of finance charges, late fees and other revenues. In addition, we receive fees from merchants who accept the Target Visa credit card. Effective February 2007, we redefined Credit Card Contribution to Earnings Before Taxes (EBT) to exclude intra-company merchant fees and include the effect of new account and loyalty rewards discounts as expenses of our credit card programs. We have reclassified prior period amounts to conform to the current year disclosure. These changes were made to better facilitate comparison of our credit card results against the performance of other bank card portfolios and to better facilitate comparison of our core retail operations against other retailers who have sold their credit card portfolios to third parties. These reclassifications had no effect on our Consolidated Statements of Operations.

Credit Card Contribution to EBT

	Three Months Ended
	May 5,	April 29,
(millions)	2007	2006
Revenues
Finance charges	$296	$259
Interest expense	(77)	(63)
Net interest income	219	196
Late fees and other revenues	88	80
Third-party merchant fees	34	31
New account and loyalty rewards discounts (a)	(24)	(25)
Non-interest income	98	86
Total credit card revenues	317	282
Expenses
Bad debt provision	86	88
Operations and marketing	84	72
Allocated depreciation charge (b)	4	4
Total expenses	174	164
Credit card contribution to EBT	$143	$118
As a percentage of average receivables (annualized)	8.7%	8.0%
Net interest margin (annualized) (c)	13.3%	13.2%

(a)	Primarily consists of new account and loyalty rewards program discounts on our REDcard products, which are included as reductions of sales in our Consolidated Statements of Operations.

(b)	Included in depreciation and amortization in our Consolidated Statements of Operations.

(c)	Net interest income divided by average accounts receivable.

Receivables	Three Months Ended
	May 5,	April 29,
(millions)	2007	2006
Period-end receivables	$6,510	$5,844
Average receivables	$6,582	$5,930
Accounts with three or more payments past due as a percentage of period-end receivables	3.2%	3.0%

Allowance for Doubtful Accounts	Three Months Ended
	May 5,	April 29,
(millions)	2007	2006
Allowance at beginning of period	$517	$451
Bad debt provision	86	88
Net write-offs	(99)	(63)
Allowance at end of period	$504	$476
As a percentage of period-end receivables	7.7%	8.1%
Net write-offs as a percentage of average receivables (annualized)	6.0%	4.3%

Our credit card operations are allocated a portion of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets. Our allocation methodology assumes that 90 percent of the sum of average net receivables and other financial services assets are debt-financed with a mix of fixed rate and variable rate debt in proportion to the mix of fixed and variable rate financial services assets. The majority of our credit card portfolio earns interest at variable rates; thus, the majority of the interest allocation to the credit card business is at rates that are determined based upon our approximate marginal variable rate cost of borrowed funds.

In the first quarter of 2007, our net credit card revenues increased primarily due to an 11.0 percent increase in average receivables. In the quarter ended May 5, 2007, our credit card contribution to EBT was $143 million, a 20.6 percent increase over the same period last year.

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

Gross receivables were $6,510 million compared to $5,844 million, an increase of 11.4 percent over the first quarter of last year. This growth was driven by increased issuance and usage of the Target Visa credit card. Inventory increased $357 million, or 5.9 percent, over the first quarter of last year, reflecting the natural increase required to support additional square footage and comparable-store sales growth. The growth in inventory was partially funded by an increase in accounts payable over the same period.

Capital expenditures for the quarter ended May 5, 2007 were $1,183 million, compared to $884 million for the same period a year ago. This increase is primarily attributable to investments in new stores.

During the first quarter of 2007, Target Receivables Corporation amended its Variable Funding Certificates (Certificates), which are backed by credit card receivables through the Target Credit Card Master Trust.  The program has a five-year initial revolving period from the date of the amendment, with principal repayment occurring monthly during the sixth year, and allows for varying amounts of outstanding principal balances up to $1 billion.  At May 5, 2007, the outstanding amount of the Certificates was $1 billion and was classified within long-term debt. As described in Note 7, we also issued $1 billion of long-term debt during the first quarter 2007. Concurrent with the debt issuance, we entered into two interest rate swaps with a combined notional amount of $600 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. These swaps have been designated as fair value hedges.

During the first quarter of 2007, we entered into a five-year $2 billion unsecured revolving credit facility with a group of banks. The new facility replaced our existing credit agreement and is scheduled to expire in April 2012. The credit agreement contains one financial covenant requiring us to maintain a specified leverage ratio. We are, and expect to remain, in compliance with this covenant. No balances were outstanding at any time during 2007 or 2006 under this agreement or the previously existing credit facility.

As disclosed in Note 8, we have recorded liabilities associated with uncertain tax positions of $477 million, including interest and penalties, at February 4, 2007. This liability will result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the period or amounts of cash settlements.  For this reason, we have not included this liability in a table of contractual obligations and have not updated the table that was presented in our 2006 Form 10-K.

Store Data

During the quarter, we opened a total of 15 new stores. Net of relocations and closings, these openings included seven general merchandise stores and five SuperTarget stores. At May 5, 2007, February 3, 2007 and April 29, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	May 5,	February 3,	April 29,	May 5,	February 3,	April 29,
	2007	2007	2006	2007	2007	2006
Target general merchandise stores	1,318	1,311	1,259	161,860	160,806	152,996
SuperTarget stores	182	177	159	32,129	31,258	28,117
Total	1,500	1,488	1,418	193,989	192,064	181,113

*  In thousands, reflects total square feet, less office, distribution center and vacant space.

Outlook for Fiscal Year 2007

For the fiscal year 2007, a 52-week year following a 53-week year, we believe that Target will deliver a low double-digit percentage increase in earnings per share, reflecting contributions from both our core retail and our credit card operations. We expect our growth in earnings per share to be stronger in the first half of the year than the second half of the year.

We expect to deliver a high single-digit percent increase in revenues, reflecting continued new store expansion, a mid-single-digit percent increase in comparable-store sales, and the contribution of continued growth in our credit card revenues. We also expect to deliver a high single-digit percent increase in earnings before interest and taxes (EBIT), resulting in stable EBIT margin. For the full year, both our consolidated gross margin rate and our SG&A expense rate are expected to be in line with our 2006 percentages. We expect our effective tax rate to rise modestly from our 2006 rate of 38.0 percent. We expect to leverage our growth in EBIT to achieve a low double-digit percent increase in 2007 earnings per share through continued share repurchases.

Forward-Looking Statements

This report contains forward-looking statements regarding our performance, financial position, liquidity and adequacy of capital resources. Forward-looking statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The forward-looking statements in this report include the anticipated impact of new and proposed accounting pronouncements, the expected outcome of pending and threatened litigation, the expected resolution of tax uncertainties, our expectations with respect to our share repurchase program and our outlook in fiscal 2007. Forward-looking statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing wages, health care and other benefit costs, shifting capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, the outbreak of war or pandemics and other significant national and international events, and other risks and uncertainties. As a result, although we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 3, 2007.

Item 4.  Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of legal proceedings see Note 6.

The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of Target common stock made during the quarters ended May 5, 2007, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (b)(c)	per Share (b)	Program (a)(b)(c)	Program (a)
Feb. 4, 2007 through Mar. 3, 2007	100	$59.99	71,044,944	$1,550,279,851
Mar. 4, 2007 through April 7, 2007	4,984,300	$60.15	76,029,244	$1,250,484,977
Apr. 8, 2007 through May 5, 2007	4,201,362	$59.36	80,230,606	$1,001,087,287
Total	9,185,762	$59.79	80,230,606	$1,001,087,287

(a)  In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, for a total authorization of $5 billion. We expect to continue to execute this share repurchase program primarily in open market transactions, subject to market conditions. We expect to complete the total program by fiscal year-end 2008 or sooner. Since the inception of this share repurchase program, we have repurchased a total of 80.2 million shares of our common stock for a total cash investment of $3,999 million ($49.84 per share).

(b)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on stock option exercises or tax withholding on equity awards as part of our long-term incentive plans. For the quarter ended May 5, 2007, 2,388 shares were acquired at an average price of $62.81 pursuant to our long-term incentive plans.

(c)  Includes shares reacquired upon settlement of prepaid forward contracts. For the quarter ended May 5, 2007, no shares were reacquired through these contracts. At May 5, 2007, we held long positions in prepaid forward contracts for 2.8 million shares of our common stock, for a total cash investment of $130 million, or $45.54 per share.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

a)	Target Corporation held its Annual Shareholders’ Meeting on May 24, 2007.
b)	The shareholders voted for the election of four nominees to serve as Class I directors for three-year terms expiring in 2010 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Withheld
Calvin Darden	758,015,139	12,426,363
Anne M. Mulcahy	751,039,939	19,401,563
Stephen W. Sanger	747,452,274	22,989,228
Gregg W. Steinhafel	756,041,794	14,399,708

c)

The shareholders voted to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Target Corporation for fiscal year 2007. The vote was 758,198,072 for, 6,543,955 against and 5,699,475 abstentions.

d)	The shareholders voted to approve the Target Corporation Officer Short-Term Incentive Plan. The vote was 730,487,783 for, 30,715,678 against and 8,404,688 abstentions.
e)

The shareholders voted to approve an amendment to the restated articles of incorporation to require a majority vote for the election of directors. The vote was 726,867,180 for, 28,165,208 against and 6,285,372 abstentions.

f)	The shareholders did not approve a shareholder proposal regarding additional reporting of political contributions. The vote was 159,465,049 for, 451,454,054 against and 96,726,112 abstentions.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(3)A.	Restated Articles of Incorporation (as amended May 24, 2007) (1)

(3)B.	By-Laws (as amended through November 11, 1998) (2)

(4)A.

First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York, N.A. (as successor in interest to Bank One Trust Company N. A.) (3)

(4)B.	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(10)A.	Five-Year Credit Agreement dated as of April 12, 2007, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein

(10)B.	Target Corporation Officer Short-Term Incentive Plan (4)

(12).	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A.	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B.	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report filed May 1, 2007

(4)	Incorporated by reference to Appendix B to the Registrant’s Proxy Statement dated April 9, 2007

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: June 1, 2007	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A.	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(4)A.

First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York, N.A. (as successor in interest to Bank One Trust Company N. A.)

Incorporated by Reference

(10)A.	Five-Year Credit Agreement dated as of April 12, 2007, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein	Filed Electronically

(10)B.	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference

(12).	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A.	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B.	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically