Form 10-Q
period 2007-08-04
TARGET CORP
filed 2007-08-31
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of Common Stock, par value $.0833, outstanding at August 29, 2007 were 846,602,115.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
(unaudited) (millions, except per share data)	2007	2006	2007	2006
Sales	$14,167	$12,959	$27,790	$25,453
Net credit card revenues	453	388	871	757
Total revenues	14,620	13,347	28,661	26,210
Cost of sales	9,439	8,686	18,625	17,159
Selling, general and administrative expenses	3,328	2,987	6,421	5,865
Credit card expenses	182	170	351	330
Depreciation and amortization	404	370	796	704
Earnings before interest expense and income taxes	1,267	1,134	2,468	2,152
Net interest expense	154	140	290	272
Earnings before income taxes	1,113	994	2,178	1,880
Provision for income taxes	427	385	841	718
Net earnings	$686	$609	$1,337	$1,162
Basic earnings per share	$0.81	$0.71	$1.57	$1.34
Diluted earnings per share	$0.80	$0.70	$1.55	$1.33
Weighted average common shares outstanding
Basic	850.8	860.8	853.4	865.7
Diluted	857.4	867.2	860.1	872.4

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	August 4,	February 3,	July 29,
(millions)	2007	2007	2006
Assets	(unaudited)		(unaudited)
Cash and cash equivalents	$555	$813	$477
Accounts receivable, net	6,397	6,194	5,540
Inventory	6,645	6,254	6,275
Other current assets	1,535	1,445	1,297
Total current assets	15,132	14,706	13,589
Property and equipment
Land	5,239	4,934	4,612
Buildings and improvements	16,483	16,110	14,549
Fixtures and equipment	3,516	3,553	3,223
Computer hardware and software	2,209	2,188	2,002
Construction-in-progress	2,848	1,596	2,261
Accumulated depreciation	(7,268)	(6,950)	(6,390)
Property and equipment, net	23,027	21,431	20,257
Other non-current assets	1,307	1,212	1,577
Total assets	$39,466	$37,349	$35,423
Liabilities and shareholders’ investment
Accounts payable	$6,101	$6,575	$5,868
Accrued and other current liabilities	2,761	3,180	2,535
Current portion of long-term debt and notes payable	2,160	1,362	1,257
Total current liabilities	11,022	11,117	9,660
Long-term debt	10,152	8,675	9,351
Deferred income taxes	408	577	768
Other non-current liabilities	1,930	1,347	1,271
Shareholders’ investment
Common stock	71	72	71
Additional paid-in-capital	2,610	2,387	2,217
Retained earnings	13,451	13,417	12,087
Accumulated other comprehensive loss	(178)	(243)	(2)
Total shareholders’ investment	15,954	15,633	14,373
Total liabilities and shareholders’ investment	$39,466	$37,349	$35,423

Common shares outstanding	847.8	859.8	857.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended
	August 4,	July 29,
(unaudited) (millions)	2007	2006
Operating activities
Net earnings	$1,337	$1,162
Reconciliation of net earnings to operating cash flows
Depreciation and amortization	796	704
Share-based compensation expense	42	38
Deferred income taxes	(65)	(112)
Bad debt provision	182	181
Loss on disposal of property and equipment, net	35	47
Other non-cash items affecting earnings	61	20
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	(64)	17
Inventory	(391)	(437)
Other current assets	(125)	48
Other non-current assets	(12)	5
Accounts payable	(475)	(400)
Accrued and other current liabilities	(161)	(115)
Other non-current liabilities	43	-
Other	-	11
Cash flow provided by operations	1,203	1,169
Investing activities
Expenditures for property and equipment	(2,363)	(1,899)
Proceeds from disposal of property and equipment	16	15
Change in accounts receivable originated at third parties	(321)	(73)
Other investments	(69)	(111)
Cash flow required for investing activities	(2,737)	(2,068)
Financing activities
Increase in notes payable, net	1,586	748
Additions to long-term debt	1,900	750
Reductions of long-term debt	(1,253)	(750)
Dividends paid	(205)	(174)
Repurchase of stock	(940)	(900)
Stock option exercises and related tax benefit	195	58
Other	(7)	(4)
Cash flow provided by / (required for) financing activities	1,276	(272)
Net decrease in cash and cash equivalents	(258)	(1,171)
Cash and cash equivalents at beginning of period	813	1,648
Cash and cash equivalents at end of period	$555	$477

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income / (Loss)	Total

January 28, 2006	874.1	$73	$2,121	$12,013	$(2)	$14,205
Net earnings	-	-	-	2,787	-	2,787
Other comprehensive loss,
net of taxes of $5	-	-	-	-	(7)	(7)
Total comprehensive income						2,780
Cumulative effect of adopting
SFAS 158, net of taxes of $152	-	-	-	-	(234)	(234)
Dividends declared	-	-	-	(396)	-	(396)
Repurchase of stock	(19.5)	(2)	-	(987)	-	(989)
Stock options and awards	5.2	1	266	-	-	267
February 3, 2007	859.8	72	2,387	13,417	(243)	15,633
(unaudited)
Net earnings	-	-	-	1,337	-	1,337
Other comprehensive income
Amortization of pension and post-retirement plan amounts, net of taxes of $7	-	-	-	-	11	11
Total comprehensive income						1,348
Cumulative effect of adopting new accounting pronouncements	-	-	-	(31)	54	23
Dividends declared	-	-	-	(221)	-	(221)
Repurchase of stock	(16.7)	(1)	-	(1,051)	-	(1,052)
Stock options and awards	4.7	-	223	-	-	223
August 4, 2007	847.8	$71	$2,610	$13,451	$(178)	$15,954

Dividends declared per share were $.14 and $.12 for the three months ended August 4, 2007 and July 29, 2006, respectively, and $.26 and $.22 for the six months ended August 4, 2007 and July 29, 2006, respectively. For the fiscal year ended February 3, 2007, dividends declared per share were $.46.

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

2. New Accounting Pronouncements

Current adoptions

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We adopted the recognition and disclosure provisions of SFAS 158 during 2006. We adopted the SFAS 158 measurement date provision at the beginning of the first quarter of 2007, and the details of our adoption of this provision are described in Note 10.

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

At the beginning of the first quarter of 2007, we adopted the FASB’s Emerging Issues Task Force Issue No. 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” and recorded a $4 million increase to other non-current assets, with a corresponding increase to retained earnings of $4 million.

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

Compensation, benefits and other expenses for buying, merchandising and distribution operations classified in selling, general and administrative expenses were approximately $338 million and $307 million for the three months ended August 4, 2007 and July 29, 2006, respectively, and approximately $641 million and $602 million for the six months ended August 4, 2007 and July 29, 2006, respectively.

4. Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

	Basic EPS				Diluted EPS
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,
(millions, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006
Net earnings	$686	$609	$1,337	$1,162	$686	$609	$1,337	$1,162
Basic weighted average common
shares oustanding	850.8	860.8	853.4	865.7	850.8	860.8	853.4	865.7
Incremental stock options,
performance share units and
restricted stock units	-	-	-	-	6.6	6.4	6.7	6.7
Weighted average common
shares oustanding	850.8	860.8	853.4	865.7	857.4	867.2	860.1	872.4
Earnings per share	$0.81	$0.71	$1.57	$1.34	$0.80	$0.70	$1.55	$1.33

For the August 4, 2007 and July 29, 2006 computations, 4.2 and 7.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5. Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs of principal and accrued finance charges, was $509 million at August 4, 2007, $517 million at February 3, 2007 and $501 million at July 29, 2006.  We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience.  Substantially all accounts continue to accrue finance charges until they are written off.  Total accounts receivable past due ninety days or more and still accruing finance charges were $159 million at August 4, 2007, $160 million at February 3, 2007 and $134 million at July 29, 2006. Accounts are written off when they become 180 days past due.

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

7. Debt and Derivative Financial Instruments

We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable. At August 4, 2007, notes payable under this program totaled $1,586 million, and this amount is included in our current portion of long-term debt and notes payable on the Consolidated Statement of Financial Position. At July 29, 2006, notes payable outstanding under this program totaled $748 million and are included in long-term debt on the Consolidated Statement of Financial Position. There were no amounts outstanding under our commercial paper program at February 3, 2007.

In June 2007 we, through Target Receivables Corporation (TRC), repaid $750 million of debt that was backed by credit card receivables held in the Target Credit Card Master Trust.

In June 2007 we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. This swap has been designated as a fair value hedge.

Our derivative instruments are primarily interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to these instruments during the six months ended August 4, 2007 and July 29, 2006. At August 4, 2007, February 3, 2007 and July 29, 2006, interest rate swaps were outstanding in notional amounts totaling $4.6 billion, $3.7 billion and $3.7 billion, respectively. The market value of outstanding interest rate swaps and net unamortized gains (losses) from terminated interest rate swaps was $3 million, $(7) million and $(41) million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

See further discussion of debt instruments in Note 11.

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

On a quarterly and annual basis, we accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the six months ended August 4, 2007, other than those made in connection with the adoption of FIN 48 that are described above.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

9. Share Repurchase

During the quarter ended August 4, 2007, we repurchased 7.5 million shares of our common stock, for a total cash investment of $476 million ($63.23 per share), and during the first half of 2007, we repurchased 16.7 million shares of our common stock, for a total cash investment of $1,025 million ($61.34 per share). Since the inception of our share repurchase program that began in 2004, we have repurchased 87.8 million shares of our common stock, for a total cash investment of $4,475 million ($50.99 per share). In addition, at August 4, 2007, we held long positions in prepaid forward contracts for 2.1 million shares of our common stock, for a total cash investment of $100 million, or $48.25 per share. In June 2007, our Board of Directors increased the aggregate authorization by $3 billion, for a total authorization of $8 billion. We expect to continue to execute our share repurchase program primarily in open market transactions, subject to market conditions, and to complete the total program by year-end 2010, or sooner.

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

As described in Note 2, we adopted the SFAS 158 measurement date provision in the first quarter 2007. As a result, we recorded a $16 million decrease to retained earnings, a $54 million increase to accumulated other comprehensive income, a $65 million increase to other non-current assets, a $3 million increase to other non-current liabilities and a $24 million decrease to deferred income taxes.

Net pension expense and postretirement health care expense consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,
(millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost of benefits earned
during the period	$24	$21	$49	$42	$1	$1	$2	$2
Interest cost on projected
benefit obligation	26	23	52	46	2	1	4	3
Expected return on assets	(38)	(35)	(76)	(70)	-	-	-	-
Recognized losses	9	12	19	24	-	-	-	-
Recognized prior service cost	(1)	(2)	(2)	(3)	-	-	-	-
Total	$20	$19	$42	$39	$3	$2	$6	$5

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,800 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 15 current and 49 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value of contracts indexed to our own common stock recorded in earnings as a pre-tax gain/(loss) was $15 million and $(19) million for the three months ended August 4, 2007 and July 29, 2006, respectively, and a pre-tax gain/(loss) of $6 million and $(21) million for the six months ended August 4, 2007 and July 29, 2006, respectively. For the six months ended August 4, 2007 and July 29, 2006, we invested approximately $63 million and $111 million, respectively, in prepaid forward contracts in our own common stock, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities. The counterparty to the contracts indexed to our own stock has the discretion to deliver Target common stock or cash to us at the settlement dates. As a result, adjusting our position in these investment vehicles sometimes includes repurchasing shares of Target common stock when settling the forward contracts.

11. Subsequent Events

On August 7, 2007 we issued $500 million of floating rate debt that matures in 2009. The floating rate is 3-month LIBOR plus 0.125%, reset quarterly, with an initial interest rate of 5.485%. The proceeds from this issuance will be used for general corporate purposes.

On August 10, 2007 we, through TRC, borrowed an additional $1 billion through our Variable Funding Certificate (Certificate), which is backed by credit card receivables, for a total outstanding balance of $2 billion. The Certificate has a floating interest rate that resets daily, with an initial rate of 5.42%. The additional $1 billion is a seasonal borrowing that will mature within one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Results of Operations

Net earnings for the three and six months ended August 4, 2007 were $686 million, or $.80 per share, and $1,337 million, or $1.55 per share, respectively, compared to $609 million, or $.70 per share, and $1,162 million, or $1.33 per share, for the same periods last year. All earnings per share figures refer to diluted earnings per share.

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

Comparable-store sales increases or decreases are calculated by comparing sales in current year periods to comparable prior fiscal-year periods of equivalent length. The method of calculating comparable-store sales varies across the retail industry.

Total revenues for the quarter were $14,620 million, compared to $13,347 million for the same period a year ago, an increase of 9.5 percent. For the six month period ending August 4, 2007, total revenues were $28,661 million, compared to $26,210 million for the same period a year ago, an increase of 9.4 percent. Total revenue growth was attributable to a 4.9 percent and 4.6 percent comparable-store sales increase for the quarter and year-to-date periods, respectively, growth in net credit card revenues, as well as the opening of new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. In the second quarter of 2007, our gross margin rate was 33.4 percent compared to 33.0 percent in the same period last year. For the six months ended August 4, 2007, our gross margin rate was 33.0 percent compared to 32.6 percent in the same period last year. Within our gross margin rate for the second quarter and year-to-date, we experienced an improvement in markdowns, which were partially offset by a decrease in markup and unfavorable stock shortage experience. Additionally, our second quarter and year-to-date 2007 gross margin rates compared to the second quarter and year-to-date 2006 rate benefited from two minor accounting adjustments, which together had an approximate 0.2 percent favorable impact on the rate and no effect on earnings before interest and taxes (EBIT) or net income. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A. SG&A expenses exclude depreciation and amortization, and SG&A expenses also exclude expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations. In the second quarter of 2007, our SG&A expense rate was 23.5 percent compared to 23.0 percent in the same period last year. This increase is primarily due to higher payroll and benefits costs on a rate basis, increased pre-opening expenses due to key capital projects and higher utilities expense. The increase was offset somewhat by favorability in marketing expenses and store remodel expense. Additionally, our second quarter 2007 expense rate increased due to two minor accounting adjustments, which together had an approximate 0.2 percent negative impact on the rate and no effect on EBIT or net income. For the six months ended August 4, 2007, our SG&A rate was 23.1 percent compared to 23.0 percent in the same period last year. This increase is primarily due to the impact of the accounting adjustments described above and increased expenses due to key capital projects. The increase in expense is offset somewhat by favorability in marketing expenses.

Other Performance Factors

During the first half of 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, resulting in a $28 million cumulative benefit to depreciation expense in the first half of 2006.

In the second quarter and first half of 2007, net interest expense was $154 million and $290 million, respectively, a $14 million and $18 million increase from the second quarter and first half of 2006, primarily due to higher average debt balances, including the debt to fund growth in our accounts receivable.

Our effective income tax rate for the second quarter of 2007 was 38.4 percent compared to 38.8 percent for the second quarter of 2006. This decrease was primarily due to the favorable impact that higher capital market returns had on certain book to tax differences in the second quarter of 2007 compared to the second quarter of 2006. The year-to-date effective tax rate has increased to 38.6 percent in 2007 from 38.2 percent in 2006, primarily due to minor state income tax matters.

Credit Card Contribution

We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program strategically supports our core retail operations and remains an important contributor to our overall profitability. Our credit card revenues are comprised of finance charges, late fees and other revenues. In addition, we receive fees from merchants who accept the Target Visa credit card. Effective February 2007, we redefined Credit Card Contribution to Earnings Before Taxes (EBT) to exclude intra-company merchant fees and include the effect of new account and loyalty rewards discounts as expenses of our credit card programs. We have reclassified prior period amounts to conform to the current year disclosure. These changes were made to better facilitate comparison of our credit card results to the performance of other bank card portfolios and to better facilitate comparison of our core retail operations to other retailers who have sold their credit card portfolios to third parties. These reclassifications had no effect on our Consolidated Statements of Operations.

Credit Card Contribution to EBT

	Three Months Ended		Six Months Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
(millions)	2007	2006	2007	2006
Revenues
Finance charges	$305	$273	$601	$532
Interest expense	(80)	(68)	(157)	(131)
Net interest income	225	205	444	401
Late fees and other revenues	109	80	197	160
Third-party merchant fees	39	35	73	65
New account and loyalty rewards discounts (a)	(25)	(25)	(49)	(49)
Non-interest income	123	90	221	176
Credit card revenues	348	295	665	577
Expenses
Bad debt provision	95	93	182	181
Operations and marketing	87	77	169	149
Allocated depreciation charge (b)	3	3	8	7
Total expenses	185	173	359	337
Credit card contribution to EBT	$163	$122	$306	$240
As a percentage of average receivables (annualized)	9.7%	8.2%	9.2%	8.1%
Net interest margin (annualized) (c)	13.4%	13.9%	13.3%	13.5%

(a)	Primarily consists of new account and loyalty rewards program discounts on our REDcard products, which are included as reductions of sales in our Consolidated Statements of Operations.

(b)	Included in depreciation and amortization in our Consolidated Statements of Operations.

(c)	Net interest income divided by average accounts receivable.

Receivables	Three Months Ended		Six Months Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
(millions)	2007	2006	2007	2006
Period-end receivables	$6,906	$6,041
Average receivables	$6,718	$5,936	$6,670	$5,945
Accounts with three or more payments (60+ days) past due as a percentage of period-end receivables	3.5%	3.4%
Accounts with four or more payments (90+ days) past due as a percentage of period-end receivables	2.3%	2.2%

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
(millions)	2007	2006	2007	2006
Allowance at beginning of period	$504	$476	$517	$451
Bad debt provision	95	93	182	181
Net write-offs	(90)	(68)	(190)	(131)
Allowance at end of period	$509	$501	$509	$501
As a percentage of period-end receivables	7.4%	8.3%	7.4%	8.3%
Net write-offs as a percentage of average receivables (annualized)	5.4%	4.6%	5.7%	4.4%

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

In the second quarter and first half of 2007, our credit card revenues increased primarily due to a 13.2 percent and 12.2 percent increase, respectively, in average receivables. Late fees and other revenue of $109 million and $197 million for the quarter and six months ended, respectively, benefited from a change in terms for the Target Card portfolio. In the second quarter and first half of 2007, our credit card contribution to EBT was $163 million and $306 million, respectively, a 34.0 percent and 27.4 percent increase over the same periods last year.

Analysis of Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. In assessing our financial condition, we consider factors such as cash flows provided by operations, capital expenditures and debt service obligations. We continue to fund our growth and execute our share repurchase program through a combination of internally-generated funds and debt financing, including notes payable under our commercial paper program.

Gross receivables at quarter end were $6,906 million compared to $6,041 million at the end of the second quarter 2006, an increase of 14.3 percent. This growth was driven by increased issuance and usage of the Target Visa credit card. Inventory in the second quarter of 2007 increased $370 million, or 5.9 percent, from the same period in the prior year, reflecting the natural increase required to support additional square footage and comparable-store sales growth. The majority of the growth in inventory was funded by an increase in accounts payable over the same period.

Capital expenditures for the six months ended August 4, 2007 were $2,363 million, compared to $1,899 million for the same period a year ago. This increase is primarily attributable to investments in new stores.

In June 2007 we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate over time in exchange for receiving a fixed rate. This swap has been designated as a fair value hedge.

In June 2007 we, through TRC, repaid $750 million of debt that was backed by credit card receivables held in the Target Credit Card Master Trust.

As disclosed in Note 11, on August 7, 2007 we issued $500 million of floating rate debt that matures in 2009. The floating rate is 3-month LIBOR plus 0.125%, reset quarterly, with an initial interest rate of 5.485%. The proceeds from this issuance will be used for general corporate purposes.

As disclosed in Note 11, on August 10, 2007 we, through TRC, borrowed an additional $1 billion through our Variable Funding Certificate (Certificate), which is backed by credit card receivables, for a total outstanding balance of $2 billion. The Certificate has a floating interest rate that resets daily, with an initial rate of 5.42%. The additional $1 billion is a seasonal borrowing that will mature within one year.

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

Store Data

During the quarter, we opened 42 new stores. Net of relocations and closings, these openings included 27 general merchandise stores and ten SuperTarget stores. At August 4, 2007, February 3, 2007 and July 29, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Aug. 4,	February 3,	July 29,	Aug. 4,	February 3,	July 29,
	2007	2007	2006	2007	2007	2006
Target general merchandise stores	1,345	1,311	1,282	165,672	160,806	156,036
SuperTarget stores	192	177	162	33,890	31,258	28,641
Total	1,537	1,488	1,444	199,562	192,064	184,677

* In thousands, reflects total square feet, less office, distribution center and vacant space.

Outlook for Fiscal Year 2007

For the fiscal year 2007, a 52-week year following a 53-week year, we believe that Target will deliver a low double-digit percent increase in earnings per share, reflecting contributions from both our core retail and our credit card operations. Consistent with our belief that earnings per share in the first half of the year will be stronger than the second half of the year, we believe earnings per share for the second half of the year are more likely to grow by a single digit percentage. As a result, we believe that the prospects of earning slightly more than $3.60 for 2007 full year earnings per share are roughly equal to the prospects of earning slightly less than $3.60 earnings per share.

Additionally, for the full year, we expect to deliver a high single-digit percent increase in revenues, reflecting continued new store expansion, a mid-single-digit percent increase in comparable-store sales, and the contribution of continued growth in our credit card revenues. We also expect to deliver a high single-digit percent increase in EBIT, resulting in stable EBIT margin. For the full year, both our consolidated gross margin rate and our SG&A expense rate are expected to be in line with our 2006 percentages. In light of our year-to-date expansion in gross margin rate, we expect a moderate reduction of gross margin rate in the second half of the year. We expect our effective tax rate to rise modestly from our 2006 rate of 38.0 percent.

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

Item 1. Legal Proceedings .

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of Target common stock made during the quarter ended August 4, 2007, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (b)(c)	per Share (b)	Program (a)(b)(c)	Program (a)
May 6, 2007 through June 2, 2007	—	$—	80,230,606	$1,001,087,287
June 3, 2007 through July 7, 2007	470,125	$39.72	80,700,731	$3,982,412,051
July 8, 2007 through Aug. 4, 2007	7,052,747	$64.79	87,753,478	$3,525,446,538
Total	7,522,872	$63.23	87,753,478	$3,525,446,538

(a)  In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock. In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, and in June 2007, our Board of Directors increased the aggregate authorization by an additional $3 billion, for a total authorization of $8 billion. We expect to continue to execute this share repurchase program primarily in open market transactions, subject to market conditions. We expect to complete the total program by fiscal year-end 2010 or sooner. Since the inception of this share repurchase program, we have repurchased a total of 87.8 million shares of our common stock for a total cash investment of $4,475 million ($50.99 per share).

(b)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on stock option exercises or tax withholding on equity awards as part of our long-term incentive plans. For the quarter ended August 4, 2007, 5,789 shares were acquired at an average price of $69.10 pursuant to our long-term incentive plans.

(c)  Includes shares reacquired upon settlement of prepaid forward contracts. For the quarter ended August 4, 2007, 1.7 million shares were reacquired through these contracts. At August 4, 2007, we held long positions in prepaid forward contracts for 2.1 million shares of our common stock, for a total cash investment of $100 million, or $48.25 per share.

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

TARGET CORPORATION

Dated: August 31, 2007	By:	/s/ Douglas A. Scovanner
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