Form 10-Q
period 2007-11-03
TARGET CORP
filed 2007-11-30
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of Common Stock, par value $.0833, outstanding at November 29, 2007 were 830,844,997.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(unaudited) (millions, except per share data)	2007	2006	2007	2006
Sales	$14,342	$13,156	$42,132	$38,609
Net credit card revenues	493	414	1,364	1,171
Total revenues	14,835	13,570	43,496	39,780
Cost of sales	9,771	8,891	28,396	26,050
Selling, general and administrative expenses	3,455	3,151	9,875	9,016
Credit card expenses	222	182	574	512
Depreciation and amortization	429	389	1,225	1,094
Earnings before interest expense and income taxes	958	957	3,426	3,108
Net interest expense	177	149	467	421
Earnings before income taxes	781	808	2,959	2,687
Provision for income taxes	298	302	1,138	1,019
Net earnings	$483	$506	$1,821	$1,668
Basic earnings per share	$0.57	$0.59	$2.14	$1.93
Diluted earnings per share	$0.56	$0.59	$2.11	$1.92
Weighted average common shares outstanding
Basic	845.6	857.8	850.8	863.1
Diluted	851.0	864.4	856.3	869.7

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	Nov. 3,	February 3,	Oct. 28,
(millions)	2007	2007	2006
Assets	(unaudited )		(unaudited )
Cash and cash equivalents	$627	$813	$451
Accounts receivable, net	7,120	6,194	5,634
Inventory	8,746	6,254	7,797
Other current assets	1,841	1,445	1,466
Total current assets	18,334	14,706	15,348
Property and equipment
Land	5,387	4,934	4,739
Buildings and improvements	17,211	16,110	14,992
Fixtures and equipment	3,659	3,553	3,311
Computer hardware and software	2,361	2,188	2,078
Construction-in-progress	2,524	1,596	2,483
Accumulated depreciation	(7,536)	(6,950)	(6,677)
Property and equipment, net	23,606	21,431	20,926
Other non-current assets	1,349	1,212	1,593
Total assets	$43,289	$37,349	$37,867
Liabilities and shareholders’ investment
Accounts payable	$7,852	$6,575	$7,086
Accrued and other current liabilities	2,812	3,180	2,582
Current portion of long-term debt and notes payable	2,899	1,362	2,253
Total current liabilities	13,563	11,117	11,921
Long-term debt	11,239	8,675	9,123
Deferred income taxes	421	577	714
Other non-current liabilities	1,906	1,347	1,309
Shareholders’ investment
Common stock	70	72	72
Additional paid-in-capital	2,636	2,387	2,307
Retained earnings	13,630	13,417	12,423
Accumulated other comprehensive loss	(176)	(243)	(2)
Total shareholders’ investment	16,160	15,633	14,800
Total liabilities and shareholders’ investment	$43,289	$37,349	$37,867

Common shares outstanding	845.0	859.8	858.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended
	Nov. 3,	Oct. 28,
(unaudited) (millions)	2007	2006
Operating activities
Net earnings	$1,821	$1,668
Reconciliation of net earnings to operating cash flows
Depreciation and amortization	1,225	1,094
Share-based compensation expense	59	64
Deferred income taxes	(72)	(167)
Bad debt provision	311	278
Loss on disposal of property and equipment, net	34	58
Other non-cash items affecting earnings	82	33
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	(260)	(44)
Inventory	(2,492)	(1,961)
Other current assets	(164)	(111)
Other non-current assets	4	4
Accounts payable	1,277	818
Accrued and other current liabilities	(297)	(66)
Other non-current liabilities	58	44
Cash flow provided by operations	1,586	1,712
Investing activities
Expenditures for property and equipment	(3,418)	(3,004)
Proceeds from disposal of property and equipment	53	20
Change in accounts receivable originated at third parties	(978)	(203)
Other investments	(189)	(119)
Cash flow required for investing activities	(4,532)	(3,306)
Financing activities
Change in commercial paper, net	578	955
Additions to short-term notes payable	1,000	-
Additions to long-term debt	3,650	1,250
Reductions of long-term debt	(1,254)	(752)
Dividends paid	(324)	(277)
Repurchase of stock	(1,071)	(901)
Stock option exercises and related tax benefit	204	126
Other	(23)	(4)
Cash flow provided by financing activities	2,760	397
Net decrease in cash and cash equivalents	(186)	(1,197)
Cash and cash equivalents at beginning of period	813	1,648
Cash and cash equivalents at end of period	$627	$451

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.  Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated
	Common	Stock	Additional		Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income / (Loss )	Total

January 28, 2006	874.1	$73	$2,121	$12,013	$(2)	$14,205
Net earnings	-	-	-	2,787	-	2,787
Other comprehensive loss, net of taxes of $5	-	-	-	-	(7)	(7)
Total comprehensive income						2,780
Cumulative effect of adopting SFAS 158, net of taxes of $152	-	-	-	-	(234)	(234)
Dividends declared	-	-	-	(396)	-	(396)
Repurchase of stock	(19.5)	(2)	-	(987)	-	(989)
Stock options and awards	5.2	1	266	-	-	267
February 3, 2007	859.8	72	2,387	13,417	(243)	15,633
(unaudited)
Net earnings	-	-	-	1,821	-	1,821
Other comprehensive income
Amortization of pension and post-retirement plan amounts, net of taxes of $10	-	-	-	-	16	16
Other	-	-	-	-	(3)	(3)
Total comprehensive income						1,834
Cumulative effect of adopting new accounting pronouncements	-	-	-	(31)	54	23
Dividends declared	-	-	-	(339)	-	(339)
Repurchase of stock	(19.7)	(2)	-	(1,238)	-	(1,240)
Stock options and awards	4.9	-	249	-	-	249
November 3, 2007	845.0	$70	$2,636	$13,630	$(176)	$16,160

Dividends declared per share were $.14 and $.12 for the three months ended November 3, 2007 and October 28, 2006, respectively, and $.40 and $.34 for the nine months ended November 3, 2007 and October 28, 2006, respectively.  For the fiscal year ended February 3, 2007, dividends declared per share were $.46.

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

Compensation, benefits and other expenses for buying, merchandising and distribution operations classified in selling, general and administrative expenses were approximately $335 million and $315 million for the three months ended November 3, 2007 and October 28, 2006, respectively, and approximately $976 million and $917 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.

4.  Earnings per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

	Basic EPS				Diluted EPS
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(millions, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006
Net earnings	$483	$506	$1,821	$1,668	$483	$506	$1,821	$1,668
Adjustment for prepaid forward contracts	-	-	-	-	(3)	-	(11)	-
Net earnings for EPS calculation	$483	$506	$1,821	$1,668	$480	$506	$1,810	$1,668
Basic weighted average common shares oustanding	845.6	857.8	850.8	863.1	845.6	857.8	850.8	863.1
Incremental stock options, performance share units and restricted stock units	-	-	-	-	5.7	6.6	6.3	6.6
Adjustment for prepaid forward contracts	-	-	-	-	(0.3)	-	(0.8)	-
Weighted average common shares oustanding	845.6	857.8	850.8	863.1	851.0	864.4	856.3	869.7
Earnings per share	$0.57	$0.59	$2.14	$1.93	$0.56	$0.59	$2.11	$1.92

For the November 3, 2007 and October 28, 2006 computations, 4.3 million and 4.4 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.  Refer to Note 10 for a description of the prepaid forward contracts referred to in the table above.

5.  Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs of principal, accrued finance charges and fees, was $532 million at November 3, 2007, $517 million at February 3, 2007 and $514 million at October 28, 2006.  We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience.

Substantially all accounts continue to accrue finance charges until they are written off.  Total accounts receivable past due ninety days or more and still accruing finance charges were $197 million at November 3, 2007, $160 million at February 3, 2007 and $157 million at October 28, 2006.  Accounts are written off when they become 180 days past due.

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

7.  Debt and Derivative Financial Instruments

We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable.  Notes payable under this program totaled $578 million and $955 million at November 3, 2007 and October 28, 2006, respectively, and are included in current portion of long-term debt and notes payable on the Consolidated Statement of Financial Position.  There were no amounts outstanding under our commercial paper program at February 3, 2007.

Our derivative instruments are primarily interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position.  The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period.  Ineffectiveness would result when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap.  There was no ineffectiveness recognized related to these instruments during the three and nine months ended November 3, 2007 and October 28, 2006.  At November 3, 2007, February 3, 2007 and October 28, 2006, interest rate swaps were outstanding in notional amounts totaling $4.6 billion, $3.7 billion and $3.7 billion, respectively. The market value of outstanding interest rate swaps and net unamortized gains (losses) from terminated interest rate swaps was $79 million, $(7) million and $5 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

At November 3, 2007, we also had outstanding interest rate lock agreements with notional amounts totaling $1 billion that are designated as hedges of forecasted transactions.  The fair value of these agreements was not material at November 3, 2007, and the agreements expire within twelve months.

On August 7, 2007 we issued $500 million of floating rate debt that matures in 2009.  The floating rate is 3-month LIBOR plus 0.125%, reset quarterly, with an initial interest rate of 5.485%.

On August 10, 2007, through Target Receivables Corporation (TRC), we borrowed an additional $1 billion through our Variable Funding Certificate (Certificate), which is backed by credit card receivables, for a total outstanding balance of $2 billion.  The Certificate has a floating interest rate that resets daily, with an initial rate of 5.42%.  The additional $1 billion is seasonal borrowing that will mature within one year.

On October 5, 2007 we issued $1,250 million of long-term debt at 6.5%, which matures in October 2037.

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

On a quarterly and annual basis, we accrue for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended November 3, 2007, other than those made in connection with the adoption of FIN 48 that are described above.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

9.  Share Repurchase

During the quarter ended November 3, 2007, we repurchased 3.0 million shares of our common stock, for a total cash investment of $172 million ($57.29 per share), and for the nine months ended November 3, 2007, we repurchased 19.7 million shares of our common stock, for a total cash investment of $1,196 million ($60.72 per share).  Since the inception of our share repurchase program that began in 2004, we have repurchased 90.7 million shares of our common stock, for a total cash investment of $4,646 million ($51.20 per share).  In addition, at November 3, 2007, we held long positions in prepaid forward contracts for 2.3 million shares of our common stock, for a total cash investment of $123 million, or $54.66 per share.  See Note 11 for further information relating to our share repurchase authorization.

10.  Pension, Postretirement Health Care and Other Benefits

We have qualified defined benefit pension plans covering all U.S. employees who meet age and service requirements. We also have unfunded, nonqualified pension plans for team members with qualified plan compensation restrictions. Benefits are provided based on years of service and team member compensation. Upon retirement, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

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

Net pension expense and postretirement health care expense consisted of the following:

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(millions)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost of benefits earned during the period	$24	$21	$73	$63	$1	$1	$3	$3
Interest cost on projected benefit obligation	26	23	78	69	2	2	6	5
Expected return on assets	(38)	(35)	(114)	(105)	-	-	-	-
Recognized losses	10	12	29	36	-	-	-	-
Recognized prior service cost	(1)	(1)	(3)	(4)	-	-	-	-
Total	$21	$20	$63	$59	$3	$3	$9	$8

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,700 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation.  These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock.  We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature.  We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 15 current and 49 retired participants.  In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans.  These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.  The change in fair value of contracts indexed to our own common stock recorded in earnings as a pre-tax gain was $1 million and $48 million for the three months ended November 3, 2007 and October 28, 2006, respectively, and a pre-tax gain of $7 million and $27 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.  For the nine months ended November 3, 2007 and October 28, 2006, we invested approximately $127 million and $111 million, respectively, in prepaid forward contracts in our own common stock, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities.  Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts.

11.  Subsequent Events

On November 14, 2007 our Board of Directors approved a new share repurchase program totaling $10 billion that replaces the remaining authorization under the previous program. Through November 29, 2007, we repurchased 14.2 million shares of our common stock under this new authorization, for a total cash investment of $800 million ($56.38 per share.)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Results of Operations

Net earnings for the three and nine months ended November 3, 2007 were $483 million, or $.56 per share, and $1,821 million, or $2.11 per share, respectively, compared with $506 million, or $.59 per share, and $1,668 million, or $1.92 per share, for the same periods last year.  All earnings per share figures refer to diluted earnings per share.

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

Total revenues for the quarter were $14,835 million, compared with $13,570 million for the same period a year ago, an increase of 9.3 percent.  For the nine month period ending November 3, 2007, total revenues were $43,496 million, compared with $39,780 million for the same period a year ago, an increase of 9.3 percent.  Total revenue growth was attributable to comparable-store sales increases of 3.7 percent and 4.3 percent for the quarter and year-to-date periods, respectively, growth in net credit card revenues, as well as the opening of new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales.  See Note 3 for a description of expenses included in cost of sales.  In the third quarter of 2007, our gross margin rate was 31.9 percent compared with 32.4 percent in the same period last year.  For the nine months ended November 3, 2007, our gross margin rate was 32.6 percent compared with 32.5 percent in the same period last year.  The third quarter decline in gross margin rate resulted from soft sales in higher margin categories.  Within the year-to-date gross margin rate, favorability within merchandise categories was largely offset by adverse sales mix.  Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price).  Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight, and competitive influences.  Markdowns are the reduction in the original or previous price of retail merchandise.  Factors that affect markdowns include inventory management and competitive influences.  The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales.    See Note 3 for a description of expenses included in SG&A.  SG&A expenses exclude depreciation and amortization, and SG&A expenses also exclude expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.  In the third quarter of 2007, our SG&A expense rate was 24.1 percent compared with 24.0 percent in the same period last year.  For the nine months ended November 3, 2007, our SG&A rate remained unchanged at 23.4 percent compared with the same period last year.

Other Performance Factors

During the nine months ended October 28, 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, resulting in a $28 million cumulative benefit to depreciation expense in that period.

In the three and nine month periods ended November 3, 2007, net interest expense was $177 million and $467 million, respectively, a $28 million and $46 million increase from the three and nine month periods ended October 28, 2006, primarily due to higher average debt balances, including the debt to fund growth in our accounts receivable.

Our effective income tax rate for the third quarter of 2007 was 38.1 percent compared with 37.4 percent for the third quarter of 2006.  This increase was primarily due to the less favorable impact that capital market returns had during the third quarter of 2007, compared to the more favorable returns in the third quarter of 2006, as well as the recognition of specific unfavorable items in the third quarter of 2007 compared with the recognition of specific favorable items in the third quarter of 2006.  The year-to-date effective tax rate increased to 38.5 percent in 2007 from 37.9 percent in 2006, primarily due to the recognition of specific unfavorable items in the first and third quarters of 2007 compared with the recognition of specific favorable items in the first and third quarters of 2006.

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

Credit Card Contribution to EBT

	Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(millions)	2007	2006	2007	2006
Revenues
Finance charges	$334	$279	$935	$812
Interest expense	(86)	(72)	(243)	(202)
Net interest income	248	207	692	610
Late fees and other revenues	113	101	311	261
Third-party merchant fees	46	34	118	98
New account and loyalty rewards discounts (a)	(24)	(22)	(72)	(72)
Non-interest income	135	113	357	287
Credit card revenues	383	320	1,049	897
Expenses
Bad debt provision	130	97	311	278
Operations and marketing	92	85	263	234
Allocated depreciation charge (b)	4	4	12	11
Total expenses	226	186	586	523
Credit card contribution to EBT	$157	$134	$463	$374
As a percentage of average receivables (annualized)	8.6%	8.8%	8.9%	8.3%
Net interest margin (annualized) (c)	13.6%	13.6%	13.4%	13.5%

(a)  Primarily consists of new account and loyalty rewards program discounts on our REDcard products, which are included as reductions of sales in our Consolidated Statements of Operations.

(b)  Included in depreciation and amortization in our Consolidated Statements of Operations.

(c)  Net interest income divided by average accounts receivable.

Receivables	Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(millions)	2007	2006	2007	2006
Period-end receivables	$7,652	$6,148
Average receivables	$7,324	$6,123	$6,908	$6,007
Accounts with three or more payments (60+ days) past due as a percentage of period-end receivables	3.8%	3.9%
Accounts with four or more payments (90+ days) past due as a percentage of period-end receivables	2.6%	2.5%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
(millions)	2007	2006	2007	2006
Allowance at beginning of period	$509	$501	$517	$451
Bad debt provision	130	97	311	278
Net write-offs	(107)	(84)	(296)	(215)
Allowance at end of period	$532	$514	$532	$514
As a percentage of period-end receivables	7.0%	8.4%	7.0%	8.4%
Net write-offs as a percentage of average receivables (annualized)	5.8%	5.5%	5.7%	4.8%

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

In the three and nine month periods of 2007, our credit card revenues increased primarily due to a 19.6 percent and 15.0 percent increase, respectively, in average receivables.  Late fees and other revenue of $113 million and $311 million for the three and nine months, respectively, benefited from a change in terms for the Target Card portfolio.  In the three and nine month periods of 2007, our credit card contribution to EBT was $157 million and $463 million, respectively, a 17.1 percent and 23.7 percent increase over the same periods last year.

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

Gross receivables at quarter end were $7,652 million compared with $6,148 million at the end of the third quarter 2006, an increase of 24.5 percent.  This growth was driven by increased issuance and usage of the Target Visa credit card.  Inventory in the third quarter of 2007 increased $949 million, or 12.2 percent, from the same period in the prior year, reflecting the natural increase required to support additional square footage and comparable-store sales growth. The majority of the growth in inventory is due to the shift in our fiscal calendar, which moved our third quarter end one week closer to the holiday season compared with last year, capturing a greater portion of our typical seasonal inventory build.

Capital expenditures for the nine months ended November 3, 2007 were $3,418 million, compared with $3,004 million for the same period a year ago.  This increase is primarily attributable to increased investments in new stores.

As described in more detail in Note 7, during the third quarter of 2007, we borrowed $2,750 million through three separate transactions with varying maturities and interest rates.  The borrowings were used for seasonal working capital needs and general corporate purposes.

As described in Note 7, at November 2, 2007, we had outstanding interest rate lock agreements with notional amounts totaling $1 billion that are designated as hedges of forecasted transactions.  The fair value of these agreements was not material at November 3, 2007, and the agreements expire within twelve months.

As described in Note 8, we have recorded liabilities associated with uncertain tax positions of $477 million, including interest and penalties, at February 4, 2007.  This liability will result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the periods or amounts of cash settlements.  For this reason, we have not included this liability in a table of contractual obligations and have not updated the table that was presented in our 2006 Form 10-K.

As described in Note 11, on November 14, 2007 our Board of Directors approved a new share repurchase program totaling $10 billion that replaces the remaining authorization under the previous program.  We intend to complete this new share repurchase program within approximately three years through open market transactions and possibly other means.  Under the right combination of business results, liquidity and share price, we would expect to complete half, or more, of this new program by the end of 2008.

Store Data

During the quarter, we opened 61 new stores.  Net of relocations and closings, these openings included 36 general merchandise stores and 18 SuperTarget stores.  At November 3, 2007, February 3, 2007 and October 28, 2006, our number of stores and retail square feet were as follows:

	Number of Stores			Retail Square Feet*
	Nov. 3,	February 3,	Oct. 28,	Nov. 3,	February 3,	Oct. 28,
	2007	2007	2006	2007	2007	2006
Target general merchandise stores	1,381	1,311	1,318	170,518	160,806	161,152
SuperTarget stores	210	177	176	37,022	31,258	31,073
Total	1,591	1,488	1,494	207,540	192,064	192,225

* In thousands, reflects total square feet, less office, distribution center and vacant space.

Outlook for Fiscal Year 2007

For fiscal year 2007, a 52-week year following a 53-week year, our outlook at the beginning of the year envisioned that earnings per share growth opportunities in the first half of the year would be greater than the second half due to a variety of factors.  Consistent with this expectation, we continue to believe that our earnings per share growth in the fourth quarter will be quite modest compared to last year’s result.  In our core retail operations, we expect comparable store sales in the fourth quarter to increase in the range of 3 percent to 5 percent and total sales to increase sharply lower than our year-to-date growth due to the extra week in 2006.  We believe that adverse sales mix will be a less important factor in our fourth quarter consolidated gross margin rate than in our third quarter rate.  We expect our 2007 fourth quarter SG&A expense rate to be essentially unchanged from the 2006 fourth quarter rate, despite one less week of sales in the current year period.  In our credit card operations, we expect to continue to deliver strong growth in receivables, driving revenue growth and strong contribution to earnings.

For the full year, we expect our effective tax rate to rise modestly from our 2006 rate of 38.0 percent.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of Target common stock made during the quarter ended November 3, 2007, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (b)(c)	per Share (b)	Program (a)(b)(c)	Program (a)
Aug. 5, 2007 through Sept. 1, 2007	1,242,561	$53.94	88,996,039	$3,458,422,451
Sept. 2, 2007 through Oct. 6, 2007	1,248,380	$59.26	90,244,419	$3,384,440,028
Oct. 7, 2007 through Nov. 3, 2007	505,000	$60.64	90,749,419	$3,353,816,174
Total	2,995,941	$57.29	90,749,419	$3,353,816,174

(a)  In June 2004, our Board of Directors authorized the repurchase of $3 billion of our common stock.  In November 2005, our Board of Directors increased the aggregate authorization by $2 billion, and in June 2007, our Board of Directors increased the aggregate authorization by an additional $3 billion, for a total authorization of $8 billion. Since the inception of this share repurchase program, we have repurchased a total of 90.7 million shares of our common stock for a total cash investment of $4,646 million ($51.20 per share).  See Note 11 and MD&A for a description of the new share repurchase authorization approved by our Board of Directors in November 2007.

(b)  In addition to shares purchased under our share repurchase program, we acquire shares of common stock held by team members who wish to tender owned shares to satisfy the exercise price on stock option exercises or tax withholding on equity awards as part of our long-term incentive plans.  For the quarter ended November 3, 2007, 6,077 shares were acquired at an average price of $65.40 pursuant to our long-term incentive plans.

(c)  Includes shares reacquired upon settlement of prepaid forward contracts.  For the quarter ended November 3, 2007, 0.9 million shares were reacquired through these contracts.  At November 3, 2007, we held long positions in prepaid forward contracts for 2.3 million shares of our common stock, for a total cash investment of $123 million, or $54.66 per share.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(3)A.	Restated Articles of Incorporation (as amended May 24, 2007) (1)

(3)B.	By-laws (as amended through November 11, 1998) (2)

(4)A.	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(10)A.	Amended and Restated Deferred Compensation Plan Senior Management Group

(10)B.	Amended and Restated SMG Executive Deferred Compensation Plan

(10)C.	Amended and Restated Director Deferred Compensation Plan

(12).	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A.	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B.	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)A.	Description of Change of Control Offer applicable to certain debt securities

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: November 30, 2007	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A.	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B.	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(10)A.	Amended and Restated Deferred Compensation Plan Senior Management Group	Filed Electronically

(10)B.	Amended and Restated SMG Executive Deferred Compensation Plan	Filed Electronically

(10)C.	Amended and Restated Director Deferred Compensation Plan	Filed Electronically

(12).	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A.	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B.	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A.	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B.	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(99)A.	Description of Change of Control Offer applicable to certain debt securities	Filed Electronically