Form 10-K
period 2008-02-02
TARGET CORP
filed 2008-03-13
CIK 27419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6049

TARGET CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0215170 (I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota (Address of principal executive offices)	55403 (Zip Code)

Registrant's telephone number, including area code: 612/304-6073

Securities Registered Pursuant To Section 12(B) Of The Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.0833 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 4, 2007 was $51,215,093,935, based on the closing price of $60.51 per share of Common Stock as reported on the New York Stock Exchange-Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $.0833, outstanding at March 11, 2008 were 813,034,094.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 7, 2008 are incorporated into Part III.

PART I

Item 1.    Business

General

        Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate large-format general merchandise and food discount stores in the United States, which include Target and SuperTarget stores. We offer both everyday essentials and fashionable, differentiated merchandise at exceptional prices. Our ability to deliver a shopping experience that is preferred by our guests is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. We operate as a single business segment.

        Our credit card operations represent an integral component of our core retail business. Through our branded proprietary credit card and debit card products (REDcards), we strengthen the bond with our guests, drive incremental sales and contribute meaningfully to earnings. We also operate a fully integrated online business, Target.com. Although Target.com is small relative to our overall size, its sales are growing at a much more rapid pace than our in-store sales, and it provides important benefits to our stores and credit card operations.

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

Financial Highlights

        Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks. Fiscal year 2006 (2006) ended February 3, 2007 and consisted of 53 weeks. Fiscal year 2005 (2005) ended January 28, 2006 and consisted of 52 weeks.

        For information on key financial highlights, see the items referenced in Item 6, Selected Financial Data, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Seasonality

        Due to the seasonal nature of our business, a substantially larger share of total annual revenues and earnings occur in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

        We operate Target general merchandise stores with a wide assortment of general merchandise and a limited assortment of food items, as well as SuperTarget stores with a full line of food and general merchandise items. Target.com offers a wide assortment of general merchandise including many items found in our stores and a complementary assortment, such as extended sizes and colors, sold only online. A significant portion of our sales is from national brand merchandise. In addition, we sell merchandise under private-label brands including, but not limited to, Archer Farms®, Boots & Barkley®, Choxie®, Circo®, Durabuilt™, Embark®, Gilligan & O'Malley®, Home and Bullseye Design, Kaori™, Market Pantry®, Merona®, Playwonder®, ProSpirit®, Trutech® and Xhilaration®. We also sell merchandise through unique programs such as ClearRxSM, Global Bazaar and GO International®. In addition, we also sell merchandise under licensed brands including, but not limited to, C9 by Champion, Converse, Chefmate, Cherokee, Eddie Bauer, Fieldcrest, Genuine Kids by Osh Kosh, Isaac Mizrahi for Target, Kitchen Essentials by Calphalon, Liz Lange for Target, Michael Graves Design, Mossimo, Nick & Nora, Perfect Pieces by Victoria Hagan, Sean Conway, Simply Shabby Chic, Smith & Hawken, Sonia Kashuk, Thomas O'Brien, Waverly and Woolrich. We also generate revenue from in-store amenities such as Food Avenue®, Target ClinicSM, Target PharmacySM, and Target PhotoSM, and from leased or licensed departments such as Optical, Pizza Hut, Portrait Studio and Starbucks.

        For 2007, 2006 and 2005, percentage of sales by product category were as follows:

Category	Percentage of Sales
	2007	2006	2005

Consumables and commodities	34%	32%	30%
Electronics, entertainment, sporting goods and toys	22	23	23
Apparel and accessories	22	22	22
Home furnishings and décor	19	19	20
Other	3	4	5

Total	100%	100%	100%

Distribution

        The vast majority of our merchandise is distributed through a network of 32 distribution centers. General merchandise is shipped to and from our distribution centers by common carriers. Certain food items are distributed by third parties. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

        At February 2, 2008, we employed approximately 366,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 396,000 team members. We consider our team member relations to be good. We offer a broad range of company-paid benefits to our team members, including a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, short-term and long-term disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts. Eligibility for, and the level of, these benefits varies depending on team members' full-time or part-time status and/or length of service.

Working Capital

        Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. The increase in working capital during this time is typically financed with cash flow from operations and short-term borrowings. Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

        Our business is conducted under highly competitive conditions. Our stores compete with national and local department, specialty, off-price, discount, supermarket and drug store chains, independent retail stores and Internet businesses that sell similar lines of merchandise. We also compete with other companies for new store sites.

        We believe the principal methods of competing in this industry include brand recognition, customer service, store location, differentiated offerings, value, quality, fashion, price, advertising, depth of selection and credit availability.

Intellectual Property

        Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office.

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

Item 1A.    Risk Factors

        A description of risk factors and cautionary statements relating to forward-looking information is included in Exhibit (99)A to this Form 10-K, which is incorporated herein by reference.

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        The following table lists our retail stores as of February 2, 2008:

State	Number of Stores	Retail Sq. Ft. (in thousands)	State	Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	18	2,554	Montana	7	780
Alaska	—	—	Nebraska	14	1,934
Arizona	45	5,800	Nevada	15	1,863
Arkansas	6	745	New Hampshire	8	1,023
California	225	28,836	New Jersey	38	4,925
Colorado	38	5,615	New Mexico	9	1,024
Connecticut	16	2,093	New York	58	7,718
Delaware	2	268	North Carolina	45	5,852
Florida	115	15,701	North Dakota	4	554
Georgia	51	6,845	Ohio	63	7,798
Hawaii	—	—	Oklahoma	10	1,455
Idaho	6	664	Oregon	18	2,166
Illinois	82	11,035	Pennsylvania	47	6,039
Indiana	32	4,207	Rhode Island	3	378
Iowa	21	2,855	South Carolina	18	2,224
Kansas	18	2,450	South Dakota	4	417
Kentucky	12	1,383	Tennessee	28	3,464
Louisiana	13	1,853	Texas	136	18,580
Maine	4	503	Utah	11	1,679
Maryland	32	4,082	Vermont	—	—
Massachusetts	30	3,803	Virginia	49	6,425
Michigan	57	6,690	Washington	34	3,968
Minnesota	71	10,032	West Virginia	5	626
Mississippi	4	489	Wisconsin	34	4,042
Missouri	33	4,321	Wyoming	2	187

			Total	1,591	207,945

        The following table summarizes the number of owned or leased stores and distribution centers at February 2, 2008:

	Stores	Distribution Centers

Owned	1,352	26
Leased	73	5
Combined (a)	166	1

Total	1,591	32	(b)

(a)
Properties within the "combined" category are primarily owned buildings on leased land.
(b)
The 32 distribution centers have a total of 45,069 thousand square feet.

        We own our corporate headquarters buildings located in Minneapolis, Minnesota, and we lease and own additional office space in the United States. Our international sourcing operations have 34 office locations in 24 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained and suitable to carry on our business.

        For additional information on our properties see also (1) Capital Expenditures section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and (2) Note 12 and Note 21 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Item 3.    Legal Proceedings

        SEC Rule S-K Item 103 requires that companies disclose environmental legal proceedings involving a governmental authority when such proceedings involve potential monetary sanctions of $100,000 or more. We are a party to an administrative action by governmental authorities involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation made by the California Environmental Protection Agency Air Resources Board (CARB) involves a non-food product (windshield wiper fluid) we formerly sold that allegedly contained levels of a volatile organic compound in excess of permissible levels. The allegation was made in March 2006 and we expect the sanctions for this matter will not exceed $200,000. In addition, we are one of many defendants in a lawsuit filed on February 13, 2008, by the state of California involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation, initially made by CARB in April 2006, involves a non-food product (hairspray) sold that contained levels of a volatile organic compound in excess of permissible levels. We anticipate that the settlement, to be fully indemnified by the vendor, is likely to exceed $100,000. For a description of other legal proceedings see Note 17.

        The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 4A.    Executive Officers

        The executive officers of Target as of March 11, 2008 and their positions and ages are as follows:

Name	Title	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary	47
Michael R. Francis	Executive Vice President, Marketing	45
John D. Griffith	Executive Vice President, Property Development	46
Jodeen A. Kozlak	Executive Vice President, Human Resources	44
Troy H. Risch	Executive Vice President, Stores	40
Janet M. Schalk	Executive Vice President and Chief Information Officer	49
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	52
Terrence J. Scully	President, Target Financial Services	55
Gregg W. Steinhafel	President and Director	53
Robert J. Ulrich	Chairman of the Board, Chief Executive Officer, Chairman of the Executive Committee and Director	64

        Effective May 1, 2008, Robert Ulrich will retire as Chief Executive Officer (CEO). Gregg Steinhafel was named by the Board of Directors to succeed Mr. Ulrich as CEO. Mr. Ulrich will remain as Chairman of the Board through the end of fiscal 2008.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $.0833, and up to 5,000,000 shares of preferred stock, par value $.01. At March 11, 2008, there were 18,128 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2007 and 2006 are disclosed in Note 28.

        The following table presents information with respect to purchases of Target common stock made during the three months ended February 2, 2008, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	per Share	Program	Program

November 4, 2007 through December 1, 2007	15,930,679	$56.78	15,930,679	$9,095,504,320
December 2, 2007 through January 5, 2008	2,193,723	57.63	18,124,402	8,969,071,915
January 6, 2008 through February 2, 2008	8,327,032	49.76	26,451,434	8,554,709,076

Total	26,451,434	$54.64	26,451,434	$8,554,709,076

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. We intend to complete this share repurchase program within approximately three years through open market transactions and other means. Under the right combination of business results, liquidity and share price, we would expect to complete half, or more, of this program by the end of 2008. Since the inception of this share repurchase program, we have repurchased a total of 26.5 million shares of our common stock for a total cash investment of $1,445 million ($54.64 per share). All shares repurchased during the quarter were under the November 2007 authorization.

The table above excludes shares of common stock reacquired from team members who tendered owned shares to satisfy the exercise price on stock option exercises or tax withholding on equity awards as part of our long-term incentive plans. In the fourth quarter of 2007, no shares were acquired pursuant to our long-term incentive plans.

The table above includes shares reacquired upon settlement of prepaid forward contracts. In the fourth quarter of 2007, 0.8 million shares were reacquired through these contracts. The details of our long positions in prepaid forward contracts are provided in Note 26.

The table above excludes the $331 million of net premiums paid on the purchase and sale of call options on our common stock in the fourth quarter of 2007. Refer to Note 24 for further details of these contracts.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	February 1,	January 31,	January 29,	January 28,	February 3,	February 2,
	2003	2004	2005	2006	2007	2008

Target	$100.00	$135.54	$182.47	$198.11	$226.33	$210.03
S&P 500 Index	100.00	134.57	142.95	157.79	181.97	178.69
Peer Group	100.00	130.86	142.71	147.71	166.79	153.65

        The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and a peer group consisting of the companies comprising the S&P 500 Retailing Index and the S&P 500 Food and Staples Retailing Index (Peer Group) over the same period. The Peer Group index consists of 40 general merchandise, food and drug retailers and is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on February 1, 2003 and reinvestment of all dividends.

Item 6.    Selected Financial Data

	2007	2006(a)	2005	2004	2003	2002

Financial Results: (millions)
Total revenues	$63,367	$59,490	$52,620	$46,839	$42,025	$37,410
Earnings from continuing operations	$2,849	$2,787	$2,408	$1,885	$1,619	$1,376
Net Earnings	$2,849	$2,787	$2,408	$3,198	$1,809	$1,623
Per Share:
Basic earnings per share	$3.37	$3.23	$2.73	$2.09	$1.78	$1.52
Diluted earnings per share	$3.33	$3.21	$2.71	$2.07	$1.76	$1.51
Cash dividends declared	$.54	$.46	$.38	$.31	$.27	$.24
Financial Position: (millions)
Total assets	$44,560	$37,349	$34,995	$32,293	$27,390	$24,506
Long-term debt, including current portion	$16,590	$10,037	$9,872	$9,538	$11,018	$11,090

(a)
Consisted of 53 weeks.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Fiscal 2007, a 52 week period, was a year of slower sales and earnings growth for Target than in our recent past. Net earnings increased 2.2 percent to $2,849 million, and on this same basis, diluted earnings per share rose 3.9 percent to $3.33. Sales increased 6.2 percent, including comparable-store sales (as defined below) growth of 3.0 percent. The shorter fiscal year in 2007 adversely impacted sales growth by 1.9 percentage points but had no impact on comparable-store sales growth. The combination of retail and credit card operations produced earnings before interest expense and income taxes of $5,272 million, an increase of 4.0 percent from 2006.

        Net cash provided by operating activities was $4,125 million for 2007. During 2007 we repurchased 46.2 million shares of our common stock for a total investment of $2,642 million. Additionally, we paid dividends of $442 million and invested $331 million in call options on our own common stock. We also opened 118 new stores in 2007, or 103 stores net of 14 relocations and one closing.

        Management's Discussion and Analysis is based on our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Analysis of Results of Operations

Revenues and Comparable-Store Sales

        Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Refer to Note 2 for a definition of gift card breakage. Total revenues include sales and credit card revenues. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Comparable-store sales are sales from our online business and sales from general merchandise and SuperTarget stores open longer than one year, including:

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

Comparable-store sales increases or decreases are calculated by comparing sales in current year periods with comparable prior fiscal-year periods of equivalent length. The method of calculating comparable-store sales varies across the retail industry.

Revenue Growth	2007	2006	2005

Comparable-store sales	3.0%	4.8%	5.6%
Sales(a)	6.2%	12.9%	12.2%
Credit card revenues(a)	17.6%	19.5%	16.5%
Total revenues(a)	6.5%	13.1%	12.3%

(a)
2006 consisted of 53 weeks.

        In 2007, a 52-week year following a 53-week year, total revenues were $63,367 million compared with $59,490 in 2006, an increase of 6.5 percent. Total revenue growth was attributable to the opening of new stores, a comparable-store sales increase of 3.0 percent and a 17.6 percent increase in credit card revenues. These factors were partially offset by the impact of an extra week in 2006.

        Comparable-store sales growth in 2007 was primarily attributable to growth in average transaction amount. Comparable-store sales growth in 2006 was attributable to growth in average transaction amount and the number of transactions in comparable stores. In each of the past several years, our comparable-store sales growth has experienced a modest negative impact due to the transfer of sales to new stores. In 2007, there was a deflationary impact of approximately 2 percent on sales growth compared with a deflationary impact of 1 percent in 2006. In 2008, we expect sales growth to increase in the 8 to 9 percent range, reflecting the continued contribution from new stores and an expected comparable store sales increase in the range of 2 to 3 percent. We do not expect inflation/deflation to have a significant effect on sales growth in 2008.

        Beginning in 2007, we changed our definition of comparable-store sales to include sales from our online business because we believe this combined measure represents a more useful disclosure in light of our fully integrated, multi-channel approach to our business.

Gross Margin Rate

        Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales.

        In 2007, our consolidated gross margin rate was 31.8 percent compared with 31.9 percent in 2006. Within our gross margin rate for the year, we experienced a deterioration in markup due to sales mix. Markup is the difference between an item's cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like the cost of raw materials and freight, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management and competitive influences. The definition and method of calculating markup, markdowns and gross margin varies across the retail industry.

        In 2006, our consolidated gross margin rate was 31.9 percent compared with 31.9 percent in 2005. Within our gross margin rate for 2006, we experienced an increase in markup, which was offset by an increase in markdowns.

        In 2008 we expect our gross margin rate to decrease modestly from 2007.

Selling, General and Administrative Expense Rate

        Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

        In 2007 our SG&A expense rate was 22.3 percent compared with 22.2 percent in 2006. Within SG&A expenses in 2007 there were no expense categories that experienced a significant fluctuation in expenses as a percentage of sales, when compared with 2006.

        In 2006, our SG&A expense rate was 22.2 percent compared with 21.8 percent in 2005. This increase was primarily due to higher store payroll costs, the year-over-year impact of reduced transition services income related to our 2004 divestiture of Mervyn's and the $27 million Visa/MasterCard settlement that reduced SG&A expense in 2005.

        In 2008, we expect our SG&A expense rate to be approximately equal to our 2007 rate.

Credit Card Contribution

        We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program strategically supports our core retail operations and remains an important contributor to our overall profitability. Our credit card revenues are comprised of finance charges, late fees and other revenues. In addition, we receive fees from merchants who accept the Target Visa credit card. Effective February 2007, we redefined Credit Card Contribution to Earnings Before Taxes (EBT) to exclude intra-company merchant fees and include the effect of new account and loyalty rewards discounts as expenses of our credit card programs. We have reclassified prior period amounts to conform to the current year disclosure. These changes were made to better facilitate comparison of our credit card results to the performance of other bank card portfolios and to better facilitate comparison of our core retail operations to other retailers who have sold their credit card portfolios to third parties. These reclassifications had no effect on our Consolidated Statements of Operations. In 2007, our net credit card revenues increased primarily due to an 18.1 percent increase in average receivables, combined with a moderate increase in the yield on those receivables. Late fees and other revenue of $422 million benefited from a change in terms for the Target Card portfolio.

        Our credit card operations are allocated a portion of consolidated interest expense based on estimated funding costs for average net accounts receivable and other financial services assets. Our allocation methodology assumes that 90 percent of the sum of average net receivables and other financial services assets are debt-financed with a mix of fixed rate and variable rate debt in proportion to the mix of fixed and variable rate financial services assets. The majority of our credit card portfolio earns interest at variable rates; thus, the majority of the interest allocation to the credit card business is at rates that are determined based upon our approximate variable rate cost of borrowed funds.

        Credit card expenses include a bad debt provision, as well as operations and marketing expenses supporting our credit card portfolio. In 2007 versus 2006, our bad debt provision increased relative to our average receivables balance due to higher net write-offs experienced during the year as write-offs returned to a more normalized level.

        In 2006 versus 2005, our bad debt provision decreased relative to our average receivables balance due to the favorable write-off experience and continued strength of the overall credit quality of the portfolio. Our 2006 year-end reserve balance as a percentage of average receivables increased as we reserved for the expected increase in future write-offs. Our delinquency rates increased in the last quarter of 2006 as compared with 2005 as we cycled the effects of the October 2005 federal bankruptcy legislation and experienced the effects of the mandated increases in minimum payments for certain guests. Operations and marketing expenses increased primarily due to the growth of the Target Visa portfolio.

        In 2007, our credit card operations' contribution to earnings before income taxes (EBT) was $600 million, a 20.8 percent increase from 2006. The favorability in credit card contribution was attributable to strong growth in both net interest income and non-interest income partially offset by an increase in bad debt expense.

        In 2006, our credit card operations' contribution to earnings before income taxes (EBT) was $497 million, a 83.5 percent increase from 2005. The favorability in credit card contribution was attributable to strong growth in net interest income and the year-over-year reduction in bad debt expense.

        Our receivables balance grew at a very strong pace in the second half of 2007, and while we expect that this sequential growth is behind us, we will continue to enjoy the benefit of this growth on a year-over-year basis in the first half of 2008. Our EBT yields will likely remain at industry-leading levels, although not likely fully achieving the record levels set in 2007, especially in the first half of the year. We expect 60+ day delinquency rates to remain stable throughout 2008 at recent levels, in the range of 4 percent, and our annualized net write-offs as a percentage of average receivables, as we report them quarterly, are not likely to rise much above 7 percent.

Credit Card Contribution to EBT (millions)	2007	2006	2005

Revenues
Finance charges	$1,308	$1,117	$915
Interest expense	(330)	(286)	(193)

Net interest income	978	831	722

Late fees and other revenues	422	356	310
Third-party merchant fees	166	139	124
New account and loyalty rewards discounts (a)	(113)	(107)	(96)

Non-interest income	475	388	338

Net credit card revenues	1,453	1,219	1,060

Expenses
Bad debt provision	481	380	466
Operations and marketing	356	327	310
Allocated depreciation charge (b)	16	15	13

Total expenses	853	722	789

Credit card contribution to EBT	$600	$497	$271

As a percentage of average receivables	8.3%	7.9%	4.9%
Net interest margin (c)	13.4%	13.2%	13.0%

(a)
Primarily consists of new account and loyalty rewards program discounts on our REDcard products, which are included as reductions of sales in our Consolidated Statements of Operations.
(b)
Included in depreciation and amortization in our Consolidated Statements of Operations.
(c)
Net interest income divided by average accounts receivable.

Receivables (millions)	2007	2006	2005

Year-end receivables	$8,624	$6,711	$6,117
Average receivables	$7,275	$6,161	$5,544
Accounts with three or more payments (60+ days) past due as a percentage of year-end receivables	4.0%	3.5%	2.8%
Accounts with four or more payments (90+ days) past due as a percentage of year-end receivables	2.7%	2.4%	1.9%

Allowance for Doubtful Accounts (millions)	2007	2006	2005

Allowance at beginning of year	$517	$451	$387
Bad debt provision	481	380	466
Net write-offs	(428)	(314)	(402)

Allowance at end of year	$570	$517	$451

As a percentage of year-end receivables	6.6%	7.7%	7.4%

Net write-offs as a percentage of average receivables	5.9%	5.1%	7.2%

        We offer new account discounts and rewards programs on our REDcard products. These discounts and rewards are redeemable only on purchases made at Target. The discounts associated with our REDcard products are included as reductions in sales in our Consolidated Statements of Operations and were $108 million, $104 million and $97 million in 2007, 2006 and 2005, respectively.

Depreciation and Amortization

        In 2007, depreciation and amortization expense totaled $1,659 million, an increase of 10.9 percent. The increase was due to increased capital expenditures, specifically related to investments in new stores. In 2006, depreciation and amortization expense increased 6.1 percent, to $1,496 million. During 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, resulting in a cumulative benefit to depreciation and amortization expense of approximately $28 million. We expect 2008 depreciation and amortization expense to be approximately $1.9 billion.

Net Interest Expense

        In 2007, net interest expense was $647 million compared with $572 million in 2006, an increase of 13.2 percent. This increase related to higher average debt balances, including the debt to fund growth in accounts receivable, partially offset by the benefit of one less week. The average portfolio interest rate was 6.1 percent in 2007 and 6.2 percent in 2006.

        In 2006, net interest expense was $572 million compared with $463 million in 2005, an increase of 23.4 percent. This increase related primarily to growth in the cost of funding our credit card operations and was also unfavorably impacted by the 53rd week in 2006. The average portfolio interest rate was 6.2 percent in 2006 and 5.9 percent in 2005.

        Our 2008 net interest expense is expected to increase due to significantly higher average net debt balances.

Provision for Income Taxes

        Our effective income tax rate was 38.4 percent in 2007, 38.0 percent in 2006 and 37.6 percent in 2005. The increase in 2007 was primarily due to the less favorable impact that capital market returns had on certain book to tax differences during 2007, compared to the more favorable returns in 2006. Our lower 2005 effective rate was due to the favorable resolution of various tax matters in 2005. We do not expect our 2008 effective income tax rate to change significantly from 2007.

Analysis of Financial Condition

Liquidity and Capital Resources

        Our financial condition remains strong. In assessing our financial condition, we consider factors such as cash flows provided by operations, capital expenditures and debt service obligations. Cash flow provided by operations was $4,125 million in 2007 compared with $4,862 million in 2006, primarily due to significantly greater growth in Target Visa accounts receivable and an investment in inventory growth, net of accounts payable.

        We continue to fund our growth and execute our share repurchase program through a combination of internally generated funds and debt financing.

        Our year-end gross receivables were $8,624 million compared with $6,711 million in 2006, an increase of 28.5 percent. This growth was driven by many factors, including a product change from proprietary Target Cards to higher-limit Target Visa cards for a group of higher credit-quality Target Card Guests and the impact of an industry-wide decline in payment rates. Average receivables in 2007 increased 18.1 percent. Given the significant rate of growth of receivables in 2007, we expect that our average receivables balance during the first half of 2008 will be significantly greater than that in 2007. Additionally, absent product changes for additional Target Card holders in 2008, we expect that our year end 2008 receivable balance will rise only modestly.

        Year-end inventory levels increased $525 million, or 8.4 percent, reflecting the natural increase required to support additional square footage and comparable-store sales growth. This growth was partially funded by an increase in accounts payable over the same period.

        During 2007, we repurchased 46.2 million shares of our common stock for a total cash investment of $2,642 million ($57.24 per share). Of these repurchases, 26.5 million shares of our common stock for a total cash investment of $1,445 million ($54.64 per share) were made under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. We intend to complete this new share repurchase program within approximately three years through open market transactions and other means. Under the right combination of business results, liquidity and share price, we would expect to complete half, or more, of this new program by the end of 2008. The remaining shares repurchased in 2007 were under the prior program. Under the prior program that was originally approved in June 2004 and amended in November 2005 and June 2007, we repurchased a total of 90.7 million shares of our common stock for a total investment of $4,646 million ($51.20 per share) from June 2004 through November 2007. Additionally, in the fourth quarter of 2007, we purchased and sold a series of call options at a net cost of $331 million on 30 million shares of our common stock. The options expire in the first and second quarters of 2008. Refer to Note 24 for further details of these instruments.

        In 2006 we repurchased 19.5 million shares for a total investment of $977 million ($50.16 per share).

        During 2007 and 2006 some of the shares repurchased were delivered upon the settlement of prepaid forward contracts. The details of prepaid forward contract settlements and our long positions in prepaid forward contracts have been provided in Note 24 and Note 26.

        In 2007 we declared dividends of $.54 per share totaling $454 million, an increase of 14.6 percent over 2006. In 2006 we declared dividends of $.46 per share totaling $396 million, an increase of 18.6 percent over 2005. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

        We believe that cash flows from operations, together with current levels of cash and cash equivalents, proceeds from borrowings and/or the potential sale of some or all of our receivables, will be sufficient in 2008 to fund planned capital expenditures, dividends, share repurchases, growth in receivables, maturities of long-term debt, seasonal inventory buildup and other cash requirements.

        Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our cost of borrowing.

        Maintaining strong investment-grade debt ratings is a key part of our strategy. Our debt ratings as of February 2, 2008 were as follows:

Debt Ratings		Standard and Poor's
	Moody's		Fitch

Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables	Aaa	AAA	n/a

        As described in Note 18, during 2007 we issued $6,750 million of long-term debt, and we issued $1,900 million of Variable Funding Certificates backed by credit card receivables through the Target Credit Card Master Trust. As of February 2, 2008, $1,500 million of the Variable Funding Certificates were outstanding. Further liquidity is provided by a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2007 or 2006 under this or previously existing revolving credit facilities. Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. At February 2, 2008, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (a) a change in control and (b) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

        Our interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio calculated as prescribed by Securities and Exchange Commission (SEC) rules was 6.4x, 7.1x, and 7.2x in 2007, 2006 and 2005, respectively.

Capital Expenditures

        Capital expenditures were $4,369 million in 2007 compared with $3,928 million in 2006 and $3,388 million in 2005. This increase was primarily attributable to continued new store expansion. Approximately $1,404 million of 2007 capital expenditures is related to stores that will open in 2008 and later years. Net property and equipment increased $2,664 million in 2007 following an increase of $2,393 million in 2006.

Capital Expenditures	Percentage of Capital Expenditures

	2007	2006	2005

New stores	71%	61%	60%
Remodels and expansions	7	12	12
Information technology, distribution and other	22	27	28

Total	100%	100%	100%

        In 2008, we expect to invest $4.5 billion to $4.7 billion in capital expenditures, including investments in approximately 116 new stores, adding about 95 new locations, net of relocations and closings, and two distribution centers that will open in 2008.

Number of Stores	February 2,			February 3,
	2008	Opened	Closed (a)	2007

Target general merchandise stores	1,381	85	15	1,311
SuperTarget stores	210	33	—	177

Total	1,591	118	15	1,488

Retail Square Feet (b) (thousands)

Target general merchandise stores	170,858	11,621	1,569	160,806
SuperTarget stores	37,087	5,829	—	31,258

Total	207,945	17,450	1,569	192,064

(a)
Includes 14 store relocations in the same trade area and 1 store closed without replacement.
(b)
Reflects total square feet, less office, distribution center and vacant space.

Commitments and Contingencies

        At February 2, 2008, our contractual obligations were as follows:

Contractual Obligations	Payments Due by Period
(millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (a)	$16,726	$1,951	$3,487	$2,358	$8,930
Interest payments – long-term debt (b)	12,314	922	1,619	1,299	8,474
Capital lease obligations	232	12	32	33	155
Operating leases (c)	3,694	239	360	252	2,843
Deferred compensation	662	176	148	125	213
Real estate obligations	1,078	856	220	2	—
Purchase obligations	663	351	303	9	—

Contractual cash obligations	$35,369	$4,507	$6,169	$4,078	$20,615

(a)
Required principal payments only. Excludes Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," fair market value adjustments recorded in long-term debt. Includes $500 million of short-term borrowings that are due in the first quarter of 2008.
(b)
Includes payments on $2,400 million of floating rate debt secured by credit card receivables, $500 million of which matures in 2008, $900 million of which matures in 2010, and $1,000 million of which matures in 12 monthly installments beginning in May 2012. These payments are calculated assuming rates of approximately 3.3 percent, based on presumed LIBOR of 3.15 percent plus a spread, for each year outstanding. Excludes payments received or made related to interest rate swaps. The fair value of outstanding interest rate swaps has been provided in Note 20.
(c)
Total contractual lease payments include $1,721 million of lease payments related to options to extend the lease term that are reasonably assured of being exercised and also includes $98 million of legally binding minimum lease payments for stores opening in 2008 or later. Refer to Note 21 for a further description of leases.

Note: Tax contingencies of $571 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement.

        Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities. Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, purchases of equipment, marketing-related contracts, software acquisition/license commitments and service contracts.

        We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. We also issue trade letters of credit in the ordinary course of business, which are excluded from this table as these obligations are conditional on the purchase order not being cancelled. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

        We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements plus periodic discretionary amounts determined to be appropriate. Further information on these plans, including our expected contributions for 2008, is included in Note 27.

        We have not provided any material financial guarantees as of February 2, 2008. We have not created and are not party to any off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Estimates

        Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and cost of sales  We use the retail inventory method to account for substantially all of our inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. Cost includes the purchase price as adjusted for vendor income. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change. Examples of relevant economic conditions include shifting consumer demand, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because substantially all of our inventory turns in less than six months. Inventory is further described in Note 10.

Vendor income receivable  Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on provisions of the agreements in place, this receivable is computed by estimating when we have completed our performance and the amount earned. We perform detailed analyses to determine the appropriate level of the receivable in aggregate. The majority of all year-end receivables associated with these activities are collected within the following fiscal quarter. Vendor income is described further in Note 4.

Allowance for doubtful accounts  When receivables are recorded, we recognize an allowance for doubtful accounts in an amount equal to anticipated future write-offs. This allowance includes provisions for uncollectible finance charges and other credit fees. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Accounts are automatically written off when they become 180 days past due. Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. Historically, our allowance for doubtful accounts has been sufficient to cover actual credit losses, and we believe that the allowance recorded at February 2, 2008 is also sufficient to cover anticipated losses. Accounts receivable is described in Note 9.

Analysis of long-lived and intangible assets for impairment  We review assets at the lowest level for which there are identifiable cash flows, usually at the store level. The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives. If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value. Impairment testing of intangibles requires a comparison between the carrying value and the fair value. Discounted cash flow models are used in determining fair value for the purposes of the required annual impairment analysis. No material impairments were recorded in 2007, 2006 or 2005 as a result of the tests performed.

Insurance/self-insurance  We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We estimate our ultimate cost based on an analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities are not discounted. We believe that the amounts accrued are adequate, although actual losses may differ from the amounts provided. We maintain stop-loss coverage to limit the exposure related to certain risks. Refer to Item 7A for further disclosure of the market risks associated with our insurance policies.

Income taxes  We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining income tax provisions and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Historically, our assessments of the ultimate resolution of tax issues have been materially accurate. The current open tax issues are not dissimilar in size or substance from historical items. We believe the resolution of these matters will not have a material impact on our consolidated financial statements. Income taxes are described further in Note 22.

Pension and postretirement health care accounting  We fund and maintain a qualified defined benefit pension plan. We also maintain several smaller nonqualified plans and a postretirement health care plan for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs.

        Our expected long-term rate of return on plan assets is determined by the composition of our asset portfolio, our historical long-term investment performance and current market conditions.

        The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. Historically, this same discount rate has also been used to determine pension and postretirement health care expense for the following plan year. Effective February 4, 2007, we adopted the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), as discussed below in the 2007 Adoptions section. The discount rates used to determine benefit obligations and benefits expense are included in Note 27. The amount of benefits expense recorded during the year is partially dependent upon the discount rates used, and a 0.1 percent increase to the weighted average discount rate used to determine pension and postretirement health care expenses would decrease annual expense by approximately $1 million.

        Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members. In 2007, we increased the assumed rate of compensation increase by 0.25 percentage points for the purpose of calculating the February 2, 2008 benefit obligation, which increased the net periodic benefit cost for 2007 by approximately $2 million.

        Pension and postretirement health care benefits are further described in Note 27.

New Accounting Pronouncements

2007 Adoptions

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158. SFAS 158 requires sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We adopted the recognition and disclosure provisions of SFAS 158 during 2006. We adopted the SFAS 158 measurement date provision at the beginning of the first quarter of 2007, and the details of our adoption of this provision are described in Note 27.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements and requires certain disclosures of uncertain tax matters. We adopted the provisions of FIN 48 at the beginning of the first quarter of 2007, and the details of our adoption of FIN 48 are described in Note 22.

        At the beginning of the first quarter of 2007, we adopted the FASB's Emerging Issues Task Force Issue No. 06-5, "Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" and recorded a $4 million increase to other noncurrent assets, with a corresponding increase to retained earnings of $4 million.

2008 and Future Adoptions

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2008 for financial assets and liabilities and at the beginning of fiscal 2009 for nonfinancial assets and liabilities. The adoption of this statement will not have a material impact on our consolidated net earnings, cash flows or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. The adoption of this statement will not have a material impact on our consolidated net earnings, cash flows or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

Forward-Looking Statements

        This report, including the preceding Management's Discussion and Analysis, contains forward-looking statements regarding our performance, financial position, liquidity and adequacy of capital resources. Forward-looking statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The forward-looking statements in this report include the anticipated impact of new and proposed accounting pronouncements, the expected outcome of pending and threatened litigation, our expectations with respect to our share repurchase program and our outlook in fiscal 2008. Forward-looking statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution that the forward-looking statements are qualified by the risks and challenges posed by increased competition (including the effects of competitor liquidation activities), shifting consumer demand, changing consumer credit markets, changing wages, health care and other benefit costs, shifting capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, changes in the political or regulatory environment, the outbreak of war or pandemics and other significant national and international events, and other risks and uncertainties. As a result, although we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. You are encouraged to review Exhibit (99)A to this Form 10-K, which contains additional important factors that may cause actual results to differ materially from those predicted in the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk results primarily from interest rate changes on our debt obligations and on our credit card receivables, the majority of which are assessed finance charges at a prime-based floating rate. To manage our net interest margin, we generally maintain levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuate. Our degree of floating asset and liability matching may vary over time and vary in different interest rate environments. At February 2, 2008, our level of floating-rate credit card assets exceeded our level of net floating-rate debt obligations by approximately $1.4 billion. As a result, based on our balance sheet position at February 2, 2008, the annualized effect of a one percentage point decrease in floating interest rates on our interest rate swap agreements and other floating rate debt obligations, net of our floating rate credit card assets and marketable securities, would be to decrease earnings before income taxes by approximately $14 million. See further description in Note 20 and Note 29.

        We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically and in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at February 2, 2008, the annualized effect of a one percentage point decrease in interest rates would be to decrease earnings before income taxes by approximately $16 million.

        In addition, we are exposed to fluctuations of market returns on our qualified defined benefit pension and nonqualified defined contribution plans. The annualized effect of a one percentage point decrease in the return on pension plan assets would decrease plan assets by $22 million at February 2, 2008. The resulting impact on net pension expense would be calculated consistent with the provisions of SFAS No. 87, "Employers' Accounting for Pensions." The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year end, we had hedged approximately 50 percent of the interest rate exposure of our funded status. See further description in Note 27.

        As more fully described in Note 13 and Note 26, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control our risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.

        We do not have significant direct exposure to foreign currency rates as all of our stores are located in the United States, and the vast majority of imported merchandise is purchased in U.S. dollars.

        Overall, there have been no material changes in our primary risk exposures or management of market risks since the prior year.

Item 8.    Financial Statements and Supplementary Data

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

Robert J. Ulrich Chairman of the Board and Chief Executive Officer March 11, 2008	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

        We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, cash flows, and shareholders' investment for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 27, Pension and Postretirement Health Care Benefits, to the consolidated financial statements, effective February 3, 2007, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Also, effective February 4, 2007, the Corporation adopted the measurement provision of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." In addition, as discussed in Note 22, Income Taxes, effective February 4, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2008

Report of Management on Internal Control

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2008, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

        Our internal control over financial reporting as of February 2, 2008, has been audited by Ernst & Young LLP, the independent registered accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Robert J. Ulrich Chairman of the Board and Chief Executive Officer March 11, 2008	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders
Target Corporation

        We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended February 2, 2008, and our report dated March 11, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2008

Consolidated Statements of Operations

(millions, except per share data)	2007	2006	2005

Sales	$61,471	$57,878	$51,271
Credit card revenues	1,896	1,612	1,349

Total revenues	63,367	59,490	52,620
Cost of sales	41,895	39,399	34,927
Selling, general and administrative expenses	13,704	12,819	11,185
Credit card expenses	837	707	776
Depreciation and amortization	1,659	1,496	1,409

Earnings before interest expense and income taxes	5,272	5,069	4,323
Net interest expense	647	572	463

Earnings before income taxes	4,625	4,497	3,860
Provision for income taxes	1,776	1,710	1,452

Net earnings	$2,849	$2,787	$2,408

Basic earnings per share	$3.37	$3.23	$2.73

Diluted earnings per share	$3.33	$3.21	$2.71

Weighted average common shares outstanding
Basic	845.4	861.9	882.0
Diluted	850.8	868.6	889.2

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	February 2, 2008	February 3, 2007

Assets
Cash and cash equivalents	$2,450	$813
Accounts receivable, net	8,054	6,194
Inventory	6,780	6,254
Other current assets	1,622	1,445

Total current assets	18,906	14,706
Property and equipment
Land	5,522	4,934
Buildings and improvements	18,329	16,110
Fixtures and equipment	3,858	3,553
Computer hardware and software	2,421	2,188
Construction-in-progress	1,852	1,596
Accumulated depreciation	(7,887)	(6,950)

Property and equipment, net	24,095	21,431
Other noncurrent assets	1,559	1,212

Total assets	$44,560	$37,349

Liabilities and shareholders' investment
Accounts payable	$6,721	$6,575
Accrued and other current liabilities	3,097	3,180
Current portion of long-term debt and notes payable	1,964	1,362

Total current liabilities	11,782	11,117
Long-term debt	15,126	8,675
Deferred income taxes	470	577
Other noncurrent liabilities	1,875	1,347

Shareholders' investment
Common stock	68	72
Additional paid-in-capital	2,656	2,387
Retained earnings	12,761	13,417
Accumulated other comprehensive loss	(178)	(243)

Total shareholders' investment	15,307	15,633

Total liabilities and shareholders' investment	$44,560	$37,349

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 818,737,715 shares issued and outstanding at February 2, 2008; 859,771,157 shares issued and outstanding at February 3, 2007

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at February 2, 2008 or February 3, 2007

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2007	2006	2005

Operating activities
Net earnings	$2,849	$2,787	$2,408
Reconciliation to cash flow
Depreciation and amortization	1,659	1,496	1,409
Share-based compensation expense	73	99	93
Deferred income taxes	(70)	(201)	(122)
Bad debt provision	481	380	466
Loss on disposal of property and equipment, net	28	53	70
Other non-cash items affecting earnings	52	(35)	(50)
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	(602)	(226)	(244)
Inventory	(525)	(431)	(454)
Other current assets	(139)	(30)	(28)
Other noncurrent assets	101	5	(24)
Accounts payable	111	435	489
Accrued and other current liabilities	62	430	421
Other noncurrent liabilities	124	100	2
Other	(79)	—	15

Cash flow provided by operations	4,125	4,862	4,451

Investing activities
Expenditures for property and equipment	(4,369)	(3,928)	(3,388)
Proceeds from disposal of property and equipment	95	62	58
Change in accounts receivable originated at third parties	(1,739)	(683)	(819)
Other investments	(182)	(144)	—

Cash flow required for investing activities	(6,195)	(4,693)	(4,149)

Financing activities
Additions to short-term notes payable	1,000	—	—
Reductions of short-term notes payable	(500)	—	—
Additions to long-term debt	7,617	1,256	913
Reductions of long-term debt	(1,326)	(1,155)	(527)
Dividends paid	(442)	(380)	(318)
Repurchase of stock	(2,477)	(901)	(1,197)
Premiums on call options	(331)	—	—
Stock option exercises and related tax benefit	210	181	231
Other	(44)	(5)	(1)

Cash flow provided by / (required for) financing activities	3,707	(1,004)	(899)

Net increase / (decrease) in cash and cash equivalents	1,637	(835)	(597)
Cash and cash equivalents at beginning of year	813	1,648	2,245

Cash and cash equivalents at end of year	$2,450	$813	$1,648

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Annual Report. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows," cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

Cash paid for income taxes was $1,734, $1,823 and $1,448 during 2007, 2006 and 2005, respectively. Cash paid for interest (net of interest capitalized) was $633, $584 and $468 during 2007, 2006 and 2005, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total

January 29, 2005	890.6	$74	$1,810	$11,148	$ (7)	$ 4	$13,029
Net earnings	—	—	—	2,408	—	—	2,408
Other comprehensive income	—	—	—	—	1	—	1

Total comprehensive income							2,409
Dividends declared	—	—	—	(334)	—	—	(334)
Repurchase of stock	(23.1)	(2)	—	(1,209)	—	—	(1,211)
Stock options and awards	6.6	1	311	—	—	—	312

January 28, 2006	874.1	73	2,121	12,013	(6)	4	14,205
Net earnings	—	—	—	2,787	—	—	2,787
Other comprehensive loss, net of taxes of $5	—	—	—	—	(7)	—	(7)

Total comprehensive income							2,780
Cumulative effect of adopting SFAS 158, net of taxes of $152	—	—	—	—	(234)	—	(234)
Dividends declared	—	—	—	(396)	—	—	(396)
Repurchase of stock	(19.5)	(2)	—	(987)	—	—	(989)
Stock options and awards	5.2	1	266	—	—	—	267

February 3, 2007	859.8	72	2,387	13,417	(247)	4	15,633
Net earnings	—	—	—	2,849	—	—	2,849
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $38	—	—	—	—	59	—	59
Unrealized losses on cash flow hedges, net of taxes of $31	—	—	—	—	—	(48)	(48)

Total comprehensive income							2,860
Cumulative effect of adopting new accounting pronouncements	—	—	—	(31)	54	—	23
Dividends declared	—	—	—	(454)	—	—	(454)
Repurchase of stock	(46.2)	(4)	—	(2,689)	—	—	(2,693)
Premiums on call options	—	—	—	(331)	—	—	(331)
Stock options and awards	5.1	—	269	—	—	—	269

February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307

Dividends declared per share were $.54, $.46 and $.38 in 2007, 2006 and 2005, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization  Target Corporation (the Corporation or Target) operates large-format general merchandise and food discount stores in the United States and a fully integrated online business, Target.com. Our credit card operations represent an integral component of our core retail business, strengthening the bond with our guests, driving incremental sales and contributing meaningfully to earnings. We operate as a single business segment.

Consolidation  The consolidated financial statements include the balances of the Corporation and its subsidiaries after elimination of intercompany balances and transactions. All material subsidiaries are wholly owned.

Use of estimates  The preparation of our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year  Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks. Fiscal year 2006 (2006) ended February 3, 2007 and consisted of 53 weeks. Fiscal year 2005 (2005) ended January 28, 2006 and consisted of 52 weeks.

Reclassifications  Certain prior year amounts have been reclassified to conform to the current year presentation.

Share-based compensation  We estimate the fair value of all share-based awards on the date of grant, which we define as the date the award is approved by our Board of Directors or, for a limited number of awards to team members who are not executive officers, the date the award is approved by management with appropriate delegated authority. The majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period, and all stock options have an exercise price equal to the fair market value of our common stock on the date of grant. Generally, we recognize compensation expense for awards on a straight-line basis over the four-year vesting period. In certain circumstances under our share-based compensation plans, we allow for the vesting of team member awards to continue post-employment. For such awards granted subsequent to our adoption of SFAS 123(R) and to the extent the team member meets certain age and service requirements on the date of grant, we accelerate expense recognition such that the value of the award is fully expensed over the team member's minimum service period instead of over the explicit vesting period. Awards granted prior to the adoption of SFAS 123(R) continue to be expensed over the explicit vesting period. Additional information related to share-based awards is included in Note 25.

Derivative financial instruments  Derivative financial instruments are carried at fair value on the balance sheet. Our derivative instruments are primarily interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. These instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized in 2007, 2006 or 2005 related to these instruments. Further information related to interest rate swaps is included in Note 20 and Note 29.

        From time to time, we enter into other interest rate derivative financial instruments, including interest rate locks and interest rate forward contracts. Interest rate locks are used periodically as hedges of the interest rate risk associated with the anticipated issuance of fixed-rate debt and are typically designated as hedges of forecasted transactions. Interest rate forward contracts are used to offset a portion of our exposure to our workers' compensation and general liability obligations, which are recorded on a discounted basis, and these instruments are not designated as accounting hedges.

        Nearly all of our inventory purchases are in U.S. dollars; therefore, we have immaterial foreign currency hedging activities.

        Additionally, we have investments in prepaid forward contracts in our common stock as described in Note 26. During 2007, we purchased and sold call options on 30 million shares of our common stock as described in Note 24.

2. Revenues

        Our retail stores generally record revenue at the point of sale. Sales from our online business include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns. Commissions earned on sales generated by leased departments are included within sales and were $16 million in 2007, $15 million in 2006 and $14 million in 2005.

        Revenue from gift card sales is recognized upon redemption of the gift card. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over a period of time in proportion to actual gift card redemptions and was immaterial in 2007, 2006 and 2005.

        Credit card revenues are recognized according to the contractual provisions of each applicable credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail store sales charged to our credit cards totaled $4,105 million, $3,961 million and $3,655 million in 2007, 2006 and 2005, respectively. We offer new account discounts and rewards programs on our REDcard products, the Target Visa, Target Card and Target Check Card. These discounts are redeemable only on purchases made at Target. The discounts associated with our REDcard products are included as reductions in sales in our Consolidated Statements of Operations and were $108 million, $104 million and $97 million in 2007, 2006 and 2005, respectively.

3. Cost of Sales and Selling, General and Administrative Expenses

        The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses

Total cost of products sold including
• Freight expenses associated with moving merchandise from our vendors to our distribution centers and our retail stores, and among our distribution and retail facilities
• Vendor income that is not reimbursement of specific, incremental and identifiable costs
Inventory shrink
Markdowns
Shipping and handling expenses
Terms cash discount	Compensation and benefit costs including
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

        Compensation, benefits and other expenses for buying, merchandising and distribution operations classified in selling, general and administrative expenses were approximately $1,321 million, $1,274 million and $1,133 million for 2007, 2006 and 2005, respectively.

4. Consideration Received from Vendors

        We receive consideration for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising and for our compliance programs, referred to as "vendor income." Vendor income reduces either our inventory costs or selling, general and administrative expenses based on the provisions of the arrangement. Promotional and advertising allowances are intended to offset our costs of promoting and selling merchandise in our stores. Under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements ("violations"), such as late or incomplete shipments. These allowances are recorded when violations occur. Substantially all consideration received is recorded as a reduction of cost of sales.

        We establish a receivable for vendor income that is earned but not yet received. Based on provisions of the agreements in place, this receivable is computed by estimating when we have completed our performance and the amount earned. We perform detailed analyses to determine the appropriate level of the receivable in the aggregate. The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

5. Advertising Costs

        Advertising costs are expensed at first showing or distribution of the advertisement and were $1,195 million, $1,170 million, and $1,028 million for 2007, 2006 and 2005, respectively. Advertising vendor income that offset advertising expenses was approximately $123 million, $118 million, and $110 million for 2007, 2006 and 2005, respectively. Newspaper circulars and media broadcast made up the majority of our advertising costs in all three years.

6. Earnings per Share

        Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

Earnings per Share (millions, except per share data)	Basic EPS			Diluted EPS
	2007	2006	2005	2007	2006	2005

Net earnings	$2,849	$2,787	$2,408	$2,849	$2,787	$2,408
Adjustment for prepaid forward contracts	—	—	—	(11)	—	—

Net earnings for EPS calculation	$2,849	$2,787	$2,408	$2,838	$2,787	$2,408

Basic weighted average common shares outstanding	845.4	861.9	882.0	845.4	861.9	882.0
Incremental stock options, performance share units and restricted stock units	—	—	—	6.0	6.7	7.2
Adjustment for prepaid forward contracts	—	—	—	(0.6)	—	—

Weighted average common shares outstanding	845.4	861.9	882.0	850.8	868.6	889.2

Earnings per share	$3.37	$3.23	$2.73	$3.33	$3.21	$2.71

        For the 2007, 2006 and 2005 EPS computations, 6.3 million, 1.8 million and 4.4 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. Refer to Note 26 for a description of the prepaid forward contracts referred to in the table above.

7. Other Comprehensive Income/(Loss)

        Other comprehensive income/(loss) includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP and are recorded directly to shareholders' investment. In 2007, 2006 and 2005, other comprehensive income/(loss) included gains and losses on certain hedge transactions, the change in our minimum pension liability (prior to the adoption of SFAS 158), and amortization of pension and post-retirement plan amounts, net of related taxes. Significant items affecting other comprehensive income/(loss) are shown in the Consolidated Statements of Shareholders' Investment.

8. Cash Equivalents

        Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. We carry these investments at cost, which approximates market value. These investments were $1,851 million and $281 million at February 2, 2008 and February 3, 2007, respectively. Also included in cash equivalents are proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash equivalents were $367 million and $355 million at February 2, 2008 and February 3, 2007, respectively.

9. Accounts Receivable

        Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to the anticipated future write-offs, was $570 million at February 2, 2008 and $517 million at February 3, 2007. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Total accounts receivable past due ninety days or more and still accruing finance charges were $235 million at February 2, 2008 and $160 million at February 3, 2007. Accounts are written off when they become 180 days past due.

        As a method of providing funding for our accounts receivable, we sell on an ongoing basis all of our consumer credit card receivables to Target Receivables Corporation (TRC), a wholly owned, bankruptcy-remote subsidiary. TRC then transfers the receivables to the Target Credit Card Master Trust (the Trust), which from time to time will sell debt securities to third parties either directly or through a related trust. These debt securities represent undivided interests in the Trust assets. TRC uses the proceeds from the sale of debt securities and its share of collections on the receivables to pay the purchase price of the receivables to Target.

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

10. Inventory

        Substantially all of our inventory and the related cost of sales are accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Cost includes purchase price as adjusted for vendor income. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates and internally measured retail price indices. At February 2, 2008 and February 3, 2007, our inventories valued at LIFO approximate those inventories as if they were valued at FIFO.

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

        We routinely enter into arrangements with certain vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Revenues under this program are included in sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous timing of our purchase and sale of this inventory. Sales made under these arrangements totaled $1,390 million, $1,178 million and $872 million for 2007, 2006 and 2005, respectively.

11. Other Current Assets

Other Current Assets (millions)	February 2, 2008	February 3, 2007

Deferred taxes	$556	$427
Vendor income receivable	244	285
Other receivables (a)	353	278
Other	469	455

Total	$1,622	$1,445

(a)
Other receivables relate primarily to pharmacy receivables and merchandise sourcing services provided to third parties.

12. Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease term if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation expense for 2007, 2006 and 2005 was $1,644 million, $1,509 million and $1,384 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were $592 million, $532 million and $474 million in 2007, 2006 and 2005, respectively. Pre-opening costs of stores and other facilities, including supplies, payroll and other start-up costs for store and other facility openings, are expensed as incurred.

        Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4

        Long-lived assets are reviewed for impairment annually and also when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. No material impairments were recorded in 2007, 2006 or 2005 as a result of the tests performed.

13. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 2, 2008	February 3, 2007

Cash value of life insurance (a)	$578	$559
Prepaid pension expense	394	325
Interest rate swaps (b)	215	23
Goodwill and intangible assets	208	212
Other	164	93

Total	$1,559	$1,212

(a)
Company-owned life insurance policies on approximately 4,000 team members who are designated highly-compensated under the Internal Revenue Code and have given their consent to be insured.
(b)
See Notes 20 and 29 for additional information relating to our interest rate swaps.

14. Goodwill and Intangible Assets

        Goodwill and intangible assets are recorded within other noncurrent assets at cost less accumulated amortization. Goodwill totaled $60 million at February 2, 2008 and February 3, 2007. Goodwill is not amortized; instead, it is subject to an annual impairment test. Discounted cash flow models are used in determining fair value for the purposes of the required annual impairment analysis. No material impairments were recorded in 2007, 2006 or 2005 as a result of the tests performed. Intangible assets by major classes were as follows:

Intangible Assets	Leasehold
(millions)	Acquisition Costs		Other (a)		Total

	Feb. 2, 2008	Feb. 3, 2007	Feb. 2, 2008	Feb. 3, 2007	Feb. 2, 2008	Feb. 3, 2007

Gross asset	$181	$187	$111	$173	$292	$360
Accumulated amortization	(52)	(47)	(92)	(161)	(144)	(208)

Net intangible assets	$129	$140	$19	$12	$148	$152

(a)
Other intangible assets relate primarily to acquired trade names and customer lists.

        Amortization is computed on intangible assets with definite useful lives using the straight-line method over estimated useful lives that range from three to 39 years. During 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases resulting in a cumulative benefit to amortization expense of approximately $28 million. Amortization expense for 2007, 2006 and 2005 was $15 million, $(13) million and $25 million, respectively. The estimated aggregate amortization expense of our definite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Amortization Expense (millions)	2008	2009	2010	2011	2012

Amortization expense	$17	$14	$10	$8	$8

15. Accounts Payable

        We reclassify book overdrafts to accounts payable at period end. At February 2, 2008 and February 3, 2007, $588 million and $652 million of such overdrafts, respectively, were reclassified to accounts payable.

16. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 2, 2008	February 3, 2007

Wages and benefits	$727	$674
Taxes payable (a)	400	450
Gift card liability (b)	372	338
Construction in process accrual	228	191
Deferred compensation	176	46
Workers' compensation and general liability	164	154
Interest payable	153	122
Straight-line rent accrual	152	135
Dividends payable	115	103
Income taxes payable	111	422
Other	499	545

Total	$3,097	$3,180

(a)
Taxes payable consist of real estate, team member withholdings and sales tax liabilities.
(b)
Gift card liability represents the amount of gift cards that have been issued but have not been redeemed, net of estimated breakage.

17. Commitments and Contingencies

        At February 2, 2008, our obligations included notes and debentures of $16,726 million (further described in Note 18), excluding swap fair market value adjustments. At February 2, 2008, capital lease obligations were $232 million and total future minimum payments of operating leases were $3,694 million. The amount of future contractual lease payments includes certain options for lease term extension that are reasonably assured of being exercised in the amount of $1,721 million and $98 million of legally binding minimum lease payments for stores that will open in 2008 or later (see additional detail in Note 21). Deferred compensation obligations were $662 million at February 2, 2008. In addition, real estate obligations, including commitments for the purchase, construction or remodeling of real estate and facilities, were approximately $1,078 million at February 2, 2008.

        Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, purchases of equipment, marketing-related contracts, software acquisition/license commitments and service contracts, were approximately $663 million at February 2, 2008. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. We also issue trade letters of credit in the ordinary course of business, which are not firm commitments as they are conditional on the purchase order not being cancelled. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

        Trade letters of credit totaled $1,861 million at February 2, 2008, a portion of which is in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $69 million at February 2, 2008.

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

18. Notes Payable and Long-Term Debt

        We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable. Information on this program is as follows:

Commercial Paper (dollars in millions)	2007	2006

Maximum amount outstanding during the year	$1,589	$957
Average amount outstanding during the year	$404	$273
Amount outstanding at year-end	$—	$—
Weighted average interest rate	5.2%	5.3%

        In April 2007, we entered into a five-year $2 billion unsecured revolving credit facility with a group of banks. The new facility replaced our existing credit agreement and will expire in 2012. No balances were outstanding at any time during 2007 or 2006 under this or previously existing revolving credit facilities.

        We issued various long-term, unsecured debt instruments during 2007 and 2006. Information on these transactions is as follows:

Issuance of Long-Term Unsecured Debt (dollars in millions)	Amount

2006
5.875% notes due July 2016	$750
2007
5.375% notes due May 2017	$1,000
LIBOR plus .125% floating rates notes due August 2009	500
6.5% notes due October 2037	1,250
5.125% notes due January 2013	500
6.0% notes due January 2018	1,250
7.0% notes due January 2038	2,250

Total for 2007	$6,750

        In September 2006, through TRC, we issued $500 million of Variable Funding Certificates (Certificates) backed by credit card receivables through the Target Credit Card Master Trust. At February 3, 2007, the outstanding amount of the Certificates was $100 million, and including the Certificates, the total amount of debt backed by credit card receivables held in the Target Credit Card Master Trust or related trusts was $1,750 million.

        In April 2007, TRC amended its Certificates, and we borrowed an additional $900 million through our Certificates. In August 2007, through TRC, we borrowed an additional $1 billion through our Certificates, $500 million of which was repaid before the end of 2007. At February 2, 2008, the outstanding amount of the Certificates was $1,500 million. During 2007, we repaid $750 million of long-term debt that was backed by credit card receivables held in the Target Credit Card Master Trust. At February 2, 2008, the total amount of debt backed by credit card receivables held in the Target Credit Card Master Trust or related trusts, including the Certificates, was $2,400 million.

        Refer to Note 9 for further description of our accounts receivable financing program. Other than debt backed by our credit card receivables and other immaterial borrowings, all of our outstanding borrowings are senior, unsecured obligations.

        The carrying value and maturities of our debt portfolio, including swap valuation adjustments for our fair value hedges, was as follows:

Debt Maturities	February 2, 2008		February 3, 2007
(dollars in millions)	Rate (a)	Balance	Rate (a)	Balance

Due fiscal 2007-2011	4.9%	$5,614	6.2%	$5,931
Due fiscal 2012-2016	4.9	3,893	5.4	2,302
Due fiscal 2017-2021	5.4	2,661	6.8	362
Due fiscal 2022-2026	8.7	64	8.7	64
Due fiscal 2027-2031	6.8	680	6.8	680
Due fiscal 2032-2037	6.8	4,051	6.3	551

Total notes and debentures (b)	5.5	16,963	6.1	9,890
Capital lease obligations		127		147
Less: amounts due within one year		(1,964)		(1,362)

Long-term debt		$15,126		$8,675

(a)
Reflects the weighted average stated interest rate as of year-end, including the impact of interest rate swaps.
(b)
The estimated fair value of total notes and debentures, excluding swap valuation adjustments, using a discounted cash flow analysis based on our incremental interest rates for similar types of financial instruments, was $17,117 million at February 2, 2008 and $10,058 million at February 3, 2007. See Note 20 for the estimated fair value of our interest rate swaps.

        Required principal payments on notes and debentures over the next five years, excluding capital lease obligations and fair market value adjustments recorded in long-term debt, are as follows:

Required Principal Payments (millions)	2008	2009	2010	2011	2012

Required principal payments	$1,951	$1,251	$2,236	$107	$2,251

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants.

19. Net Interest Expense

Net Interest Expense (millions)	2007	2006	2005

Interest expense on debt	$736	$635	$524
Interest expense on capital leases	11	11	8
Capitalized interest	(78)	(49)	(42)
Interest income	(22)	(25)	(27)

Net interest expense	$647	$572	$463

20. Derivative Financial Instruments

        At February 2, 2008 and February 3, 2007, interest rate swaps were outstanding in notional amounts totaling $4,575 million and $3,725 million, respectively. The increase in swap exposure was executed to manage our mix of fixed-rate debt and floating-rate debt.

        In 2007, 2006 and 2005, the total net gains amortized into net interest expense for terminated swaps were $6 million, $9 million, and $8 million, respectively.

Interest Rate Swaps	Notional Amount Outstanding at			Pay Floating Rate at (a)
(dollars in millions)
Maturity (b)	Feb. 2, 2008	Feb. 3, 2007	Receive Fixed	Feb. 2, 2008	Feb. 3, 2007

March 2008	$250	$250	3.9%	3.3%	5.3%
March 2008	250	250	3.8	3.3	5.3
October 2008	500	500	4.4	3.0	5.4
October 2008	250	250	3.8	3.3	5.3
November 2008	200	200	3.9	3.3	5.3
June 2009	400	400	4.4	2.5	5.3
June 2009	350	350	4.2	4.2	5.3
August 2010	325	325	4.8	4.2	5.3
August 2010	225	225	4.5	4.2	5.3
January 2011	225	225	5.5	4.2	5.3
March 2012	250	—	5.6	3.3	—
July 2016	500	500	5.7	4.2	5.3
July 2016	250	250	5.7	4.2	5.3
May 2017	400	—	5.2	3.3	—
May 2017	200	—	5.2	3.3	—

	$4,575	$3,725

(a)
Reflects the year-end floating interest rate.
(b)
The weighted average life of the interest rate swaps was approximately 3.6 years at February 2, 2008.

        The market value of outstanding interest rate swaps and net unamortized gains/(losses) from terminated interest rate swaps was $237 million and $(7) million at February 2, 2008 and February 3, 2007, respectively. No ineffectiveness was recognized related to these instruments in 2007, 2006 or 2005. See Note 29 for additional information relating to our interest rate swaps.

        We also enter into interest rate forward contracts to offset a portion of the interest rate exposure on our discounted workers' compensation and general liability obligations. These instruments are not designated as hedges for accounting purposes, thus they are marked-to-market through earnings each period. The gain/(loss) recognized on these instruments in 2007 and 2006 was $18 million and $0 million, respectively. There were no such instruments outstanding in 2005. See Note 16 and Note 23 for details of our workers' compensation and general liability accruals.

        During 2007, we entered into a series of interest rate lock agreements that effectively fixed the interest payments on our anticipated issuance of debt that would be affected by interest-rate fluctuations on the US Treasury benchmark between the effective date of the interest rate locks and the date of the issuance of the debt. Upon our issuance of fixed-rate debt in January 2008, these agreements were terminated resulting in a payment of $79 million to the counterparty due to a decline in US Treasury rates prior to issuance. This payment is classified within other operating cash flows on the Consolidated Statements of Cash Flows. The loss of $48 million, net of taxes of $31 million, has been recorded in accumulated other comprehensive loss and is being recognized as an adjustment to interest expense over the same period in which the related interest costs on the debt are recognized in earnings. During 2007 the amount reclassified into earnings was not material. We estimate that $3 million ($5 million pre tax) of losses related to these rate locks in accumulated other comprehensive income will be reclassified to earnings in 2008.

        During the fourth quarter of 2007, we purchased and sold call options on our common stock. Refer to Note 24 for additional details of these instruments.

21. Leases

        We lease certain retail locations, warehouses, distribution centers, office space, equipment and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At the inception of a lease, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.

        Rent expense on buildings, which is included in selling, general and administrative expenses, includes rental payments based on a percentage of retail sales over contractual levels for certain stores. Total rent expense was $165 million in 2007, $158 million in 2006 and $154 million in 2005, including percentage rent expense of $5 million in 2007, 2006 and 2005. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in selling, general and administrative expenses consistent with similar costs for owned locations. Most long-term leases include one or more options to renew, with renewal terms that can extend the lease term from one to more than fifty years. Certain leases also include options to purchase the leased property.

        Future minimum lease payments required under noncancelable lease agreements existing at February 2, 2008 were as follows:

Future Minimum Lease Payments (millions)	Operating Leases		Capital Leases

2008	$239		$12
2009	187		16
2010	173		16
2011	129		16
2012	123		17
After 2012	2,843		155

Total future minimum lease payments	$3,694	(a)	232
Less: Interest (b)			(105)

Present value of future minimum capital lease payments			$127	(c)

(a)
Total contractual lease payments include $1,721 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $98 million of legally binding minimum lease payments for stores that will open in 2008 or later.
(b)
Calculated using the interest rate at inception for each lease.
(c)
Includes the current portion of $4 million.

22. Income Taxes

        We account for income taxes under the asset and liability method. We have recognized deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U. S. Such amounts are not significant. In the Consolidated Statements of Financial Position, the current deferred tax asset balance is the net of all current deferred tax assets and current deferred tax liabilities. The noncurrent deferred tax liability is the net of all noncurrent deferred tax assets and noncurrent deferred tax liabilities.

        Reconciliation of tax rates is as follows:

Tax Rate Reconciliation	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	4.0	3.3
Other	(0.6)	(1.0)	(0.7)

Effective tax rate	38.4%	38.0%	37.6%

        The components of the provision for income taxes were as follows:

Provision for Income Taxes: Expense (Benefit) (millions)	2007	2006	2005

Current
Federal	$1,568	$1,627	$1,361
State/other	278	284	213

	1,846	1,911	1,574

Deferred
Federal	(67)	(174)	(110)
State/other	(3)	(27)	(12)

	(70)	(201)	(122)

Total	$1,776	$1,710	$1,452

        The components of the net deferred tax asset/(liability) were as follows:

Net Deferred Tax Asset/(Liability) (millions)	February 2, 2008	February 3, 2007

Gross deferred tax assets
Accrued and deferred compensation	$466	$466
Accruals and reserves not currently deductible	347	169
Self-insured benefits	271	238
Allowance for doubtful accounts	220	191
Other	104	62

	1,408	1,126

Gross deferred tax liabilities
Property and equipment	(1,069)	(1,041)
Pension	(131)	(100)
Deferred credit card income	(94)	(119)
Other	(28)	(16)

	(1,322)	(1,276)

Total	$86	$(150)

        We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations for years before 1998.

        We adopted the provisions of FIN 48 on February 4, 2007. As a result of the adoption of FIN 48, we recorded a $19 million decrease to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (millions)

Balance at February 4, 2007	$379
Additions based on tax positions related to the current year	60
Additions for tax positions of prior years	26
Reductions for tax positions of prior years	(8)
Settlements	(15)

Balance at February 2, 2008	$442

        If the company were to prevail on all unrecognized tax benefits recorded, approximately $245 million of the $442 million reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended February 2, 2008, February 3, 2007 and January 28, 2006, we recognized approximately $37 million, $37 million and $32 million, respectively, in interest and penalties. We had accrued approximately $129 million and $105 million for the payment of interest and penalties at February 2, 2008 and February 3, 2007, respectively.

        Included in the balance at February 2, 2008 are $72 million of liabilities for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

23. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 2, 2008	February 3, 2007

Income tax liability	$571	$—
Deferred compensation	486	645
Workers' compensation and general liability	475	418
Other	343	284

Total	$1,875	$1,347

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

24. Share Repurchase

        In November 2007, our Board of Directors approved a new share repurchase program totaling $10 billion that replaced a prior program. Share repurchases for the last three years, repurchased primarily through open market transactions, were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment

2005	23.1	$51.88	$1,197
2006	19.5	50.16	977
2007 – Under the prior program	19.7	60.72	1,197
2007 – Under the 2007 program	26.5	54.64	1,445

Total	88.8	$54.29	$4,816

        Of the shares reacquired in 2007, a portion was delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled in 2007 had a total cash investment of $165 million and an aggregate market value of $215 million at their respective settlement dates. The prepaid forward contracts settled in 2006 had a total cash investment of $76 million and an aggregate market value of $88 million at their respective settlement dates. The prepaid forward contracts settled in 2005 had a total cash investment of $65 million and an aggregate market value of $79 million at their respective settlement dates. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our long positions in prepaid forward contracts have been provided in Note 26.

        During the fourth quarter of 2007, we purchased and sold call options on 30 million shares of our common stock at a net cost of $331 million, or an average of $11.04 per share. The cost of any shares acquired with these options will depend on the actual stock price at the exercise date. We control whether each instrument is exercised, and if we exercise our option, both the purchased and sold call options are exercised together and are settleable in cash or shares at our election. Each series of options has various expiration dates within the month listed in the table below. If the market price of our common stock at the exercise date is less than the lower strike price in the table below, the options will expire worthless. If the market price of our common stock is between the lower and upper strike price, we have the right to purchase shares for the amount of the lower strike price. If the market price of our common stock is greater than the listed upper strike price, we will have the right to purchase shares for the sum of (a) the lower strike price and (b) the market price less the upper strike price. The cost of the call options was recorded as a reduction of equity, and subsequent market price changes will not affect earnings. The aggregate fair value of these options at February 2, 2008 was $398 million.

Call Options Outstanding at February 2, 2008
				(per share)
Series	Number of Options	Expiration Month	Net Premiums Paid (millions)	Premium	Lower Strike Price	Upper Strike Price

Series I	10,000,000	April 2008	$110	$11.04	$40.32	$57.96
Series II	10,000,000	May 2008	109	10.87	39.31	56.51
Series III	10,000,000	June 2008	112	11.20	39.40	56.64

February 2, 2008	30,000,000		$331	$11.04	$39.68	$57.04

25. Share-Based Compensation

        We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. Our long-term incentive plan allows us to grant equity-based compensation awards, including stock options, performance share unit awards, restricted stock unit awards, or a combination of awards. A majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period and expire no later than 10 years after the grant date. Options granted to the non-employee members of our Board of Directors become exercisable after one year and have a 10-year term. We have issued performance share or performance share unit awards annually since January 2003. These awards represent shares potentially issuable in the future based upon the attainment of performance criteria including compound annual growth rates in revenue and EPS. In 2006, we issued restricted stock units with three-year cliff vesting to our executive officers other than our chief executive officer. We also regularly issue restricted stock and restricted stock units to our Board of Directors. The number of unissued common shares reserved for future grants under the share-based compensation plans was 36,190,569 at February 2, 2008 and 42,974,387 at February 3, 2007.

Share-Based Compensation Awards
	Stock Options
	Total Outstanding			Currently Exercisable
(number of options and shares in thousands)
	Number of Options	Exercise Price (a)	Intrinsic Value (b)	Number of Options	Exercise Price (a)	Intrinsic Value (b)	Performance Share Units		Restricted Stock Units

January 29, 2005	31,991	$32.59	$540	22,102	$28.79	$458	1,608		—
Granted	4,057	53.94					597	(c)	—
Canceled/forfeited	(691)	40.67					(252)		—
Exercised/Issued	(6,643)	26.58					—		—

January 28, 2006	28,714	$36.82	$505	19,229	$31.64	$438	1,953		—
Granted	4,980	56.84					119	(c)	221
Canceled/forfeited	(607)	48.06					(177)		—
Exercised/Issued	(5,177)	27.08					—		—

February 3, 2007	27,910	$41.95	$558	17,659	$35.32	$470	1,895		221
Granted	5,725	49.54					650	(d)	21
Canceled/forfeited	(434)	52.67					—		—
Exercised/Issued	(5,061)	28.00					(370)		(4)

February 2, 2008	28,140	$45.84	$298	16,226	$41.07	$245	2,175	(e)	238

(a)
Weighted average per share.
(b)
Represents stock price appreciation subsequent to the grant date, in millions.
(c)
Awards will be earned based on performance during three years ending January 31, 2009.
(d)
Awards will be earned based on performance during three years ending January 30, 2010.

(e)
Approximately 14 percent of these performance share units, if and when earned, will be paid in cash or deferred through a credit to the deferred compensation accounts of the participants in an amount equal to the value of any earned performance shares.

        The Black-Scholes valuation model was used to estimate the fair value of the options at grant date based on the assumptions noted in the following table. Volatility represents an average of market quotes for implied volatility of 5.5-year options on Target common stock. The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in behavior. The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date. The assumptions disclosed below represent a weighted average of the assumptions used for all of our stock option grants throughout the year.

Valuation of Share-Based Compensation	2007	2006	2005

Stock option valuation assumptions:
Dividend yield	1.1%	0.8%	0.7%
Volatility	39%	23%	27%
Risk-free interest rate	3.2%	4.7%	4.4%
Expected life in years	5.5	5.5	5.5
Grant date weighted average fair value	$18.08	$16.52	$16.85
Performance share units grant date weighted average fair value	$59.45	$49.98	$53.96
Restricted stock units grant date weighted average fair value	$57.70	$57.60	—
Compensation expense recognized in Statements of Operations (pretax, millions)	$73	$99	$93
Related income tax benefit (millions)	$28	$39	$37
Compensation realized upon option exercises (pretax, millions)	$187	$142	$180
Related income tax benefit (millions)	$73	$56	$71

        As of February 2, 2008, there was $141 million of total unrecognized compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years. The weighted average remaining life of currently exercisable options is 5.1 years, and the weighted average remaining life of all outstanding options is 6.8 years.

        Holders of performance share units will receive shares of our common stock if we meet certain EPS and revenue growth targets and the holders also satisfy service-based vesting requirements. Compensation expense associated with outstanding performance share units is recorded over the life of the awards. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and, for some awards, the current Target common stock price. Future compensation expense for currently outstanding awards could range from a credit of $54 million for previously recognized amounts up to a maximum of approximately $56 million of expense assuming full payout under all outstanding awards.

        Total unrecognized compensation expense related to restricted stock unit awards was $8 million as of February 2, 2008.

26. Defined Contribution Plans

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

        In addition, we maintain nonqualified, unfunded deferred compensation plans for approximately 4,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. Through the end of 2005, we credited an additional 2 percent per year to the accounts of all active participants, in part to recognize the risks inherent to their participation in a plan of this nature. Effective in 2006, the additional 2 percent per year was credited only to the accounts of active participants who were not executive officers. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 15 current and 49 retired participants. In this plan deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms.

        The American Jobs Creation Act of 2004 added Section 409A to the Internal Revenue Code, changing the federal income tax treatment of nonqualified deferred compensation arrangements. Failure to comply with the new requirements would result in early taxation of nonqualified deferred compensation arrangements, as well as a 20 percent penalty tax and additional interest payable to the IRS. In response to these new requirements, we enacted a change to our deferred compensation plans that allowed participants an election to accelerate the distribution dates for their account balances. Participant elections resulted in payments of $74 million in January 2008.

        We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value for contracts indexed to our own common stock recorded in earnings was pre-tax income of $6 million in 2007, $37 million in 2006 and $7 million in 2005. During 2007 and 2006, we invested approximately $164 million and $111 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. In 2007, 2006 and 2005, these repurchases totaled 3.4 million, 1.6 million and 1.5 million shares, respectively, and are included in the total share repurchases described in Note 24.

Prepaid Forward Contracts on Target Common Stock (dollars in millions, except per share data)
	Number of Shares			Current Fair Value at
Contractual Settlement Date	February 2, 2008	February 3, 2007	Contract Price per Share	February 2, 2008	February 3, 2007

October 2007	—	257,000	$38.95	$—	$16
October 2007	—	516,033	29.07	—	32
October 2007	—	228,276	43.81	—	14
October 2007	—	189,479	52.78	—	12
October 2007	—	250,000	53.41	—	15
October 2007	—	250,000	53.41	—	15
May 2008	250,000	1,025,400	48.76	14	64
July 2008	72,832	—	62.46	4	—
August 2008	57,331	—	62.25	3	—
August 2008	145,894	—	61.69	9	—
August 2008	371,262	—	61.95	21	—
October 2008	247,524	—	60.60	14	—
November 2008	288,001	—	59.03	17	—
February 2008	177,085	—	56.47	10	—
February 2008	157,960	—	50.65	9	—
January 2009	400,000	—	48.11	23	—

	2,167,889	2,716,188		$124	$168

        The settlement dates of these instruments are regularly renegotiated with the counterparty, so settlement may not occur during the months listed on the table above.

Defined Contribution Plan Expenses (millions)	2007	2006	2005

401(k) Defined Contribution Plan
Matching contributions expense	$172	$141	$118
Nonqualified Deferred Compensation Plans
Benefits expense	$46	$98	$64
Related investment income	(26)	(68)	(34)

Nonqualified plan net expense	$20	$30	$30

27. Pension and Postretirement Health Care Benefits

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

        At the beginning of fiscal 2007, we early adopted the measurement date provisions of SFAS 158. The measurement date provisions of SFAS 158 require us to measure the fair value of plan assets and benefit obligations as of the date of the year-end statement of financial position. Before 2007, we measured our pension and postretirement benefit obligations at the end of October each year. As a result, we recorded a $16 million decrease to retained earnings, a $54 million increase to accumulated other comprehensive income, a $65 million increase to other noncurrent assets, a $3 million increase to other noncurrent liabilities and a $24 million decrease to deferred income taxes. The adoption of the measurement date provisions of SFAS 158 had no effect on our Consolidated Statements of Financial Position at February 4, 2007 or any prior periods.

        We adopted the recognition and disclosure provisions of SFAS 158 on February 3, 2007. The recognition provisions of SFAS 158 required us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our postretirement benefit plans in the February 3, 2007 Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans' funded status in our Consolidated Statements of Financial Position pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87). These amounts will be subsequently recognized as net periodic pension expense pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158. The adoption of the recognition provisions of SFAS 158 had no effect on our Consolidated Statements of Operations at February 3, 2007 or any prior periods.

	Pension Benefits
Change in Projected					Postretirement Health Care Benefits
Benefit Obligation (millions)	Qualified Plans		Nonqualified Plans
	2007	2006	2007	2006	2007	2006

Benefit obligation at beginning of measurement period (a)	$1,764	$1,626	$36	$33	$115	$105
Effect of SFAS 158 adoption	8	—	1	—	2	—
Service cost	96	82	1	1	4	3
Interest cost	103	91	2	2	7	6
Actuarial (gain)/loss	(80)	32	(4)	5	(10)	13
Participant contributions	1	—	—	—	7	9
Benefits paid	(81)	(76)	(3)	(5)	(17)	(21)
Plan amendments	—	9	—	—	—	—

Benefit obligation at end of measurement period	$1,811	$1,764	$33	$36	$108	$115

	Pension Benefits
					Postretirement Health Care Benefits
Change in Plan Assets	Qualified Plans		Nonqualified Plans
(millions)
	2007	2006	2007	2006	2007	2006

Fair value of plan assets at beginning of measurement period	$2,075	$1,845	$—	$—	$—	$—
Effect of SFAS 158 adoption	75	—	—	—	—	—
Actual return on plan assets	119	303	—	—	—	—
Employer contribution	3	3	3	5	10	12
Participant contributions	1	—	—	—	7	9
Benefits paid	(81)	(76)	(3)	(5)	(17)	(21)

Fair value of plan assets at end of measurement period	2,192	2,075	—	—	—	—

Funded status	$381	$311	$(33)	$(36)	$(108)	$(115)

(a)
Beginning in 2007, the measurement date is the last day of the fiscal year. In 2006, the measurement date was October 31.

        Amounts recognized in the balance sheet consist of the following amounts:

Recognition of Funded/(Underfunded) Status (millions)	Qualified Plans		Nonqualified Plans (including postretirement health care benefits)
	2007	2006	2007	2006

Other noncurrent assets	$394	$325	$—	$—
Accrued and other current liabilities	—	—	(12)	(16)
Other noncurrent liabilities	(13)	(14)	(129)	(135)

Net amounts recognized	$381	$311	$(141)	$(151)

        No plan assets are expected to be returned to us during 2008.

        The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income (millions)	Pension Plans		Postretirement Health Care Plans
	2007	2006	2007	2006

Net actuarial loss	$227	$405	$9	$20
Prior service credits	(15)	(20)	—	—

Amounts in accumulated other comprehensive income	$212	$385	$9	$20

        The following table summarizes the changes in accumulated other comprehensive income for the year ended February 2, 2008, related to our pension and postretirement plans:

			Postretirement Health Care Benefits
Reconciliation of Accumulated Other Comprehensive Income (millions)	Pension Benefits
		Net of tax		Net of tax
	Pre-tax		Pre-tax

Accumulated other comprehensive income at beginning of 2007	$385	$234	$21	$13
Effect of SFAS 158 adoption	(88)	(53)	(1)	(1)
Net actuarial gain	(51)	(31)	(10)	(6)
Amortization of net actuarial losses	(38)	(23)	(1)	(1)
Amortization of prior service costs and transition	4	2	—	—

End of 2007	$212	$129	$9	$5

        The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit cost in 2008:

Amounts in Accumulated Other Comprehensive Income (millions)	Pre-tax	Net of tax

Net actuarial loss	$16	$10
Prior service credits	(4)	(2)

Total amortization expense	$12	$8

Net Pension and Postretirement Health Care Benefits Expense				Postretirement Health Care Benefits
	Pension Benefits
(millions)
	2007	2006	2005	2007	2006	2005

Service cost benefits earned during the period	$97	$83	$67	$4	$3	$2
Interest cost on projected benefit obligation	105	93	87	7	6	6
Expected return on assets	(152)	(141)	(137)	—	—	—
Recognized losses	38	47	43	1	1	1
Recognized prior service cost	(4)	(5)	(5)	—	—	—

Total	$84	$77	$55	$12	$10	$9

        The amortization of prior service cost is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

        Other information related to defined benefit pension plans is as follows:

Defined Benefit Pension Plan Information (millions)	2007	2006

Accumulated benefit obligation (ABO) for all plans (a)	$1,687	$1,674
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	$48	$51
Total ABO for pension plans with an ABO in excess of plan assets	$39	$44
Fair value of plan assets for pension plans with an ABO in excess of plan assets	$2	$2

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

        Weighted average assumptions used to determine benefit obligations as of the measurement date were as follows:

Weighted Average Assumptions	Pension Benefits		Postretirement Health Care Benefits
	2007	2006	2007	2006

Discount rate	6.45%	5.80%	6.45%	5.80%
Average assumed rate of compensation increase	4.25%	4.00%	n/a	n/a

(a)
Beginning in 2007, the measurement date is the last day of the fiscal year. In 2006, the measurement date was October 31.

        Weighted average assumptions used to determine net periodic benefit expense for each fiscal year were as follows:

Weighted Average Assumptions	Pension Benefits			Postretirement Health Care Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.95%	5.75%	5.75%	5.95%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a
Average assumed rate of compensation increase	4.25%	3.50%	2.75%	n/a	n/a	n/a

        The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). With an essentially stable asset allocation over the following time periods, our annualized rate of return on qualified plans' assets has averaged 13.6 percent, 8 percent and 10.2 percent for the 5-year, 10-year and 15-year periods, respectively, ending February 2, 2008.

        An increase in the cost of covered health care benefits of 9 percent was assumed for 2007. In 2008, the rate is assumed to be 8 percent for non-Medicare eligible individuals and 9 percent for Medicare eligible individuals. Both rates will be reduced to 5 percent in 2013 and thereafter.

        A one percent change in assumed health care cost trend rates would have the following effects:

(millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the postretirement benefit obligation	$6	$(5)

Additional Information

        Our pension plan weighted average asset allocations at the measurement date by asset category were as follows:

Asset Category	2007	2006

Domestic equity securities	31%	35%
International equity securities	17	20
Debt securities	25	26
Other	27	19

Total	100%	100%

        Our asset allocation strategy targets 33 percent in domestic equity securities, 19 percent in international equity securities, 23 percent in high quality, long-duration debt securities, including interest rate swaps, and 25 percent in alternative assets. Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 31, 2008 and 2007. Other assets include private equity, mezzanine and distressed debt, a balanced portfolio of global equities and global fixed income securities, timber-related assets, and a 5 percent allocation to real estate. Our expected annualized long-term rate of return assumptions as of January 31, 2008 were 8.5 percent for domestic and international equity securities, 5.5 percent for long duration debt securities, and 9.5 percent for other assets.

Contributions

        Given the qualified pension plan's funded position, we are not required to make any contributions in 2008, although we may choose to make discretionary contributions of up to $100 million. We expect to make contributions in the range of $5 million to $15 million to our postretirement health care benefit plan in 2008.

Estimated Future Benefit Payments

        Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2008	$101	$9
2009	108	9
2010	113	10
2011	118	10
2012	125	11
2013-2017	737	65

28. Quarterly Results (Unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2007 and 2006:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006(b)	2007	2006(b)

Total revenues	$14,041	$12,863	$14,620	$13,347	$14,835	$13,570	$19,872	$19,710	$63,367	$59,490
Gross margin	$4,437	$4,020	$4,728	$4,273	$4,571	$4,265	$5,841	$5,920	$19,576	$18,479
Net earnings	$651	$554	$686	$609	$483	$506	$1,028	$1,119	$2,849	$2,787
Basic earnings per share (a)	$.76	$.64	$.81	$.71	$.57	$.59	$1.24	$1.30	$3.37	$3.23
Diluted earnings per share (a)	$.75	$.63	$.80	$.70	$.56	$.59	$1.23	$1.29	$3.33	$3.21
Dividends declared per share	$.12	$.10	$.14	$.12	$.14	$.12	$.14	$.12	$.54	$.46
Closing common stock price
High	$64.32	$55.80	$70.14	$54.71	$67.57	$59.72	$60.13	$62.35	$70.14	$62.35
Low	$58.58	$50.85	$57.31	$45.53	$58.11	$45.28	$48.08	$56.03	$48.08	$45.28

(a)
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
(b)
Fiscal year 2006 consisted of 53 weeks.

  Note: Additionally, the sum of the quarterly amounts may not equal the total year amounts due to rounding.

29. Subsequent Event

        Subsequent to February 2, 2008, we terminated interest rate swaps with a notional value of $3,125 million for cash proceeds of $160 million. These interest rate swaps were designated as fair value hedges; therefore, the valuation adjustments will be amortized to earnings over the remaining life of the related hedged debt. In 2008, we expect to amortize approximately $42 million into earnings as a reduction of interest expense related to these agreements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

Item 9A.    Controls and Procedures

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

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 7, 2008. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information – Business Ethics and Conduct and General Information About the Board of Directors – Board Meetings and Committees, of Target's Proxy Statement to be filed on or about April 7, 2008, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

        Executive and Director Compensation, of Target's Proxy Statement to be filed on or about April 7, 2008, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and Rights as of February 2, 2008		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights as of February 2, 2008	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans as of February 2, 2008 (Excluding Securities Reflected in Column (a))

Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	30,552,976	(1)	$45.84	36,190,569
Equity compensation plans not approved by security holders	—		—	—

Total	30,552,976		$45.84	36,190,569

(1)
This amount includes 2,412,936 performance shares and RSU shares potentially issuable under our Long-Term Incentive Plan. According to the existing plan provisions and compensation deferral elections, approximately 14 percent of these potentially issuable performance shares, if and when earned, will be paid in cash or deferred through a credit to the deferred compensation accounts of the participants in an amount equal to the value of any earned performance shares. The actual number of performance shares to be issued, cash to be paid, or credits to be made to deferred compensation accounts, if any, depends on our financial performance over a period of time. Performance shares do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

        Beneficial Ownership of Certain Shareholders, of Target's Proxy Statement to be filed on or about April 7, 2008, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Certain Relationships and General Information About the Board of Directors – Director Independence, of Target's Proxy Statement to be filed on or about April 7, 2008, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Audit and Non-audit Fees, of Target's Proxy Statement to be filed on or about April 7, 2008, is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this report:

a)
Financial Statements

Consolidated Statements of Operations for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Financial Position at February 2, 2008 and February 3, 2007
Consolidated Statements of Cash Flows for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
Consolidated Statements of Shareholders' Investment for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        Financial Statement Schedules

        For the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006:

                II – Valuation and Qualifying Accounts

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(3)A		Restated Articles of Incorporation (as amended May 24, 2007) (1)
B		By-Laws (as amended through November 11, 1998) (2)
(4)A		Indenture, dated August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York, N.A. (as successor in interest to Bank One Trust Company N. A.) (19)
C		Registrant agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Executive Short-Term Incentive Plan (4)
B		Target Corporation Officer Short-Term Incentive Plan (18)
C	*	Amended and Restated Director Stock Option Plan of 1995 (13)
D	*	Supplemental Pension Plan I (5)
E	*	Amended and Restated Executive Long-Term Incentive Plan of 1981 (14)
F	*	Supplemental Pension Plan II (6)
G	*	Supplemental Pension Plan III (7)
H	*	Amended and Restated Deferred Compensation Plan Senior Management Group (20)
I	*	Amended and Restated Deferred Compensation Plan Directors (15)
J	*	Income Continuance Policy Statement (8)
K	*	SMG Income Continuance Policy Statement (9)
L	*	Amended and Restated SMG Executive Deferred Compensation Plan (21)
N	*	Amended and Restated Director Deferred Compensation Plan (22)
O	*	Executive Excess Long-Term Disability Plan (10)
P	*	Amended and Restated Long-Term Incentive Plan (16)
R	*	Director Retirement Program (11)
S	*	Deferred Compensation Trust Agreement (17)
T		Five-year credit agreement dated as of April 12, 2007 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (12)
(12)		Statements re: Computations of Ratios
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)A		Risk Factors and Cautionary Statements Relating to Forward-Looking Information

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)
Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed May 25, 2007.
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
(10)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended February 3, 2001.
(11)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(12)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended May 5, 2007.
(13)
Incorporated by reference to Exhibit (10)C to Target's Form 10-K Report for the year ended February 3, 2007.
(14)
Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 3, 2007.
(15)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(16)
Incorporated by reference to Exhibit (10)P to Target's Form 10-K Report for the year ended February 3, 2007.
(17)
Incorporated by reference to Exhibit (10)S to Target's Form 10-K Report for the year ended February 3, 2007.
(18)
Incorporated by reference to Appendix B to the Registrant's Proxy Statement filed April 9, 2007.
(19)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(20)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended November 3, 2007.
(21)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended November 3, 2007.
(22)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended November 3, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 13, 2008		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 13, 2008	Robert J. Ulrich Chairman of the Board and Chief Executive Officer

Dated: March 13, 2008	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer
ROXANNE S. AUSTIN	DERICA W. RICE
CALVIN DARDEN	STEPHEN W. SANGER
MARY N. DILLON	GREGG W. STEINHAFEL
JAMES A. JOHNSON	GEORGE W. TAMKE
RICHARD M. KOVACEVICH	SOLOMON D. TRUJILLO
MARY E. MINNICK	ROBERT J. ULRICH	Directors
ANNE M. MULCAHY

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 13, 2008		Douglas A. Scovanner Attorney-in-fact

TARGET CORPORATION

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2007, 2006 and 2005

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses, Revenues	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2007	$517	481	(428)	$570
2006	$451	380	(314)	$517
2005	$387	466	(402)	$451

Sales returns reserves:
2007	$31	1,103	(1,105)	$29
2006	$11	1,123	(1,103)	$31
2005	$11	968	(968)	$11

Exhibit Index

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference
(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference
(4)A	Indenture, dated August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York, N.A. (as successor in interest to Bank One Trust Company N. A.)	Incorporated by Reference
(10)A	Executive Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)C	Amended and Restated Director Stock Option Plan of 1995	Incorporated by Reference
(10)D	Supplemental Pension Plan I	Incorporated by Reference
(10)E	Amended and Restated Executive Long-Term Incentive Plan of 1981	Incorporated by Reference
(10)F	Supplemental Pension Plan II	Incorporated by Reference
(10)G	Supplemental Pension Plan III	Incorporated by Reference
(10)H	Amended and Restated Deferred Compensation Plan Senior Management Group	Incorporated by Reference
(10)I	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference
(10)J	Income Continuance Policy Statement	Incorporated by Reference
(10)K	SMG Income Continuance Policy Statement	Incorporated by Reference
(10)L	Amended and Restated SMG Executive Deferred Compensation Plan	Incorporated by Reference
(10)N	Amended and Restated Director Deferred Compensation Plan	Incorporated by Reference
(10)O	Executive Excess Long-Term Disability Plan	Incorporated by Reference
(10)P	Amended and Restated Long-Term Incentive Plan	Incorporated by Reference
(10)R	Director Retirement Program	Incorporated by Reference
(10)S	Deferred Compensation Trust Agreement	Incorporated by Reference
(10)T	Five-year credit agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(12)	Statements re: Computations of Ratios	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(99)A	Risk Factors and Cautionary Statements Relating to Forward-Looking Information	Filed Electronically

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparison of Cumulative Five Year Total Return
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Schedule II—Valuation and Qualifying Accounts
Exhibit Index