Form 10-Q
period 2008-05-03
TARGET CORP
filed 2008-06-02
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at May 28, 2008 were 778,498,919.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended
	May 3,	May 5,
(millions, except per share data) (unaudited)	2008	2007
Sales	$14,302	$13,623
Credit card revenues	500	418
Total revenues	14,802	14,041
Cost of sales	9,898	9,416
Selling, general and administrative expenses	3,037	2,863
Credit card expenses	274	170
Depreciation and amortization	435	392
Earnings before interest expense and income taxes	1,158	1,200
Interest expense, net
Nonrecourse debt collateralized by credit card receivables	18	26
Other interest expense	191	112
Interest income	(8)	(2)
Net interest expense	201	136
Earnings before income taxes	957	1,064
Provision for income taxes	355	413
Net earnings	$602	$651
Basic earnings per share	$0.75	$0.76
Diluted earnings per share	$0.74	$0.75
Weighted average common shares outstanding
Basic	805.5	855.9
Diluted	809.6	862.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	May 3,	February 2,	May 5,
(millions) (unaudited)	2008	2008	2007
Assets
Cash and cash equivalents	$620	$2,450	$969
Credit card receivables, net of allowance of $590, $570 and $504	7,830	8,054	6,006
Inventory	6,836	6,780	6,387
Other current assets	1,473	1,622	1,347
Total current assets	16,759	18,906	14,709
Property and equipment
Land	5,618	5,522	5,061
Buildings and improvements	18,817	18,329	16,168
Fixtures and equipment	3,959	3,858	3,476
Computer hardware and software	2,337	2,421	2,078
Construction-in-progress	2,012	1,852	2,450
Accumulated depreciation	(8,077)	(7,887)	(6,973)
Property and equipment, net	24,666	24,095	22,260
Other noncurrent assets	1,405	1,559	1,315
Total assets	$42,830	$44,560	$38,284
Liabilities and shareholders’ investment
Accounts payable	$5,959	$6,721	$5,877
Accrued and other current liabilities	3,137	3,097	2,898
Unsecured debt and other borrowings	1,863	1,464	572
Nonrecourse debt collateralized by credit card receivables	-	500	750
Total current liabilities	10,959	11,782	10,097
Unsecured debt and other borrowings	13,230	13,226	8,251
Nonrecourse debt collateralized by credit card receivables	1,900	1,900	1,900
Deferred income taxes	493	470	430
Other noncurrent liabilities	1,891	1,875	1,895
Shareholders’ investment
Common stock	66	68	71
Additional paid-in capital	2,678	2,656	2,437
Retained earnings	11,789	12,761	13,386
Accumulated other comprehensive loss	(176)	(178)	(183)
Total shareholders’ investment	14,357	15,307	15,711
Total liabilities and shareholders’ investment	$42,830	$44,560	$38,284
Common shares outstanding	788.6	818.7	851.4

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Three Months Ended
	May 3,	May 5,
(millions) (unaudited)	2008	2007
Operating activities
Net earnings	$602	$651
Reconciliation to cash flow
Depreciation and amortization	435	392
Share-based compensation expense	16	18
Deferred income taxes	20	(27)
Bad debt provision	181	86
Loss on disposal of property and equipment, net	7	14
Other non-cash items affecting earnings	23	19
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	21	48
Inventory	(56)	(133)
Other current assets	79	110
Other noncurrent assets	8	(4)
Accounts payable	(762)	(698)
Accrued and other current liabilities	12	(32)
Other noncurrent liabilities	(6)	18
Other	160	-
Cash flow provided by operations	740	462
Investing activities
Expenditures for property and equipment	(950)	(1,183)
Proceeds from disposal of property and equipment	2	4
Change in accounts receivable originated at third parties	23	53
Other investments	(41)	(5)
Cash flow required for investing activities	(966)	(1,131)
Financing activities
Change in commercial paper, net	902	-
Reductions of short-term notes payable	(500)	-
Additions to long-term debt	-	1,900
Reductions of long-term debt	(501)	(501)
Dividends paid	(115)	(103)
Repurchase of stock	(1,403)	(500)
Stock option exercises and related tax benefit	13	36
Other	-	(7)
Cash flow (required for) / provided by financing activities	(1,604)	825
Net (decrease) / increase in cash and cash equivalents	(1,830)	156
Cash and cash equivalents at beginning of period	2,450	813
Cash and cash equivalents at end of period	$620	$969

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

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other
					Comprehensive
					Income / (Loss)
					Pension and
	Common	Stock	Additional		Other Benefit	Derivative
	Stock	Par	Paid-in	Retained	Liability	Instruments
(millions, except footnotes)	Shares	Value	Capital	Earnings	Adjustments	and Other	Total
February 3, 2007	859.8	$72	$2,387	$13,417	$(247)	$4	$15,633
Net earnings	-	-	-	2,849	-	-	2,849
Other comprehensive income
Pension and other benefit
liability adjustments, net
of taxes of $38	-	-	-	-	59	-	59
Unrealized losses on
cash flow hedges, net
of taxes of $31	-	-	-	-	-	(48)	(48)
Total comprehensive income							2,860
Cumulative effect of adopting
new accounting
pronouncements	-	-	-	(31)	54	-	23
Dividends declared	-	-	-	(454)	-	-	(454)
Repurchase of stock	(46.2)	(4)	-	(2,689)	-	-	(2,693)
Premiums on call options	-	-	-	(331)	-	-	(331)
Stock options and awards	5.1	-	269	-	-	-	269
February 2, 2008	818.7	68	2,656	12,761	(134)	(44)	15,307
(unaudited)
Net earnings	-	-	-	602	-	-	602
Other comprehensive income
Reclassification adjustment
for gains recognized into
net earnings, net of taxes
of $1	-	-	-	-	2	-	2
Total comprehensive income							604
Dividends declared	-	-	-	(110)	-	-	(110)
Repurchase of stock	(30.5)	(2)	-	(1,464)	-	-	(1,466)
Stock options and awards	0.4	-	22	-	-	-	22
May 3, 2008	788.6	$66	$2,678	$11,789	$(132)	$(44)	$14,357

Dividends declared per share were $.14 and $.12 for the quarters ended May 3, 2008 and May 5, 2007, respectively. For the fiscal year ended February 2, 2008, dividends declared per share were $.54.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in our 2007 Form 10-K. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

During the first quarter of 2008 our Chief Executive Officer (CEO), Robert Ulrich, who was our chief operating decision maker (CODM) as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), retired, and he was succeeded by Gregg Steinhafel. As a result of this change and in light of the anticipated sale of an undivided interest in approximately one-half of our credit card receivables, we reevaluated the provisions of SFAS 131. Based upon our review, we determined that we have two reportable segments, reflecting how our new CODM reviews our results in terms of allocating resources and assessing performance. These two reportable segments are based on our different products and services: Retail and Credit Card. As a result, prior period disclosures reflect the change in reportable segments. Refer to Note 11 for more information.

Our Retail Segment includes all of our merchandising operations, including our stores and our fully integrated online business. Our Credit Card Segment offers credit to qualified guests through our REDcard products, the Target Visa and the Target Card.

2.  New Accounting Pronouncements

Current adoptions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. We adopted SFAS 157 at the beginning of the first quarter of 2008, and the adoption had no impact to our consolidated net earnings, cash flows and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 at the beginning of the first quarter of 2008, and the adoption had no impact to our consolidated net earnings, cash flows and financial position.

Future adoptions

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities. SFAS 161 will be effective at the beginning of fiscal 2009. The adoption of this statement will not have any impact on our consolidated net earnings, cash flows or financial position.

3.  Cost of Sales and Selling, General and Administrative Expenses

During the first quarter, we reviewed our Consolidated Statements of Operations cost classification policy, primarily related to distribution and other supply chain costs that were previously classified within Selling, General & Administrative Expenses (SG&A). The review was prompted by changes within our supply chain processes and infrastructure, primarily the opening of our own food distribution network. As a result of this review, we have reclassified certain costs within our Consolidated Statements of Operations. The most significant change is that distribution center costs are now presented within cost of sales, as opposed to SG&A. We have reclassified all prior periods to conform to the current year presentation.

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

Inventory shrink

Markdowns

Shipping and handling expenses

Terms cash discount

Distribution center costs, including compensation and benefits costs

Compensation and benefit costs including:

•      Stores

•      Headquarters

Occupancy and operating costs of retail and headquarters facilities

Advertising, offset by vendor income that is a reimbursement of specific, incremental and identifiable costs

Pre-opening costs of stores and other facilities

Other administrative costs

The classification of these expenses varies across the retail industry.

Cost of Sales and Selling, General and Administrative Expenses Reclassification
	Previously	Effect of
(millions)	Reported	Reclassification	As Reported

Cost of sales
First quarter 2007	$9,186	$230	$9,416
Second quarter 2007	9,439	257	9,696
Third quarter 2007	9,771	264	10,035
Fourth quarter 2007	13,499	283	13,782
Fiscal year 2007	41,895	1,034	42,929

Selling, general and administrative expenses
First quarter 2007	$3,093	$(230)	$2,863
Second quarter 2007	3,328	(257)	3,071
Third quarter 2007	3,455	(264)	3,191
Fourth quarter 2007	3,829	(283)	3,546
Fiscal year 2007	13,704	(1,034)	12,670

The sum of quarterly amounts may not equal the total year amounts due to rounding.

4.  Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

	Basic EPS		Diluted EPS
	Three Months Ended		Three Months Ended
	May 3,	May 5,	May 3,	May 5,
(millions, except per share data)	2008	2007	2008	2007
Net earnings	$602	$651	$602	$651
Basic weighted average common shares outstanding	805.5	855.9	805.5	855.9
Incremental stock options, performance share units and restricted
stock units	-	-	4.1	6.9
Weighted average common shares outstanding	805.5	855.9	809.6	862.8
Earnings per share	$0.75	$0.76	$0.74	$0.75

For the May 3, 2008 and May 5, 2007 computations, 9.9 million and 4.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs, was $590 million at May 3, 2008, $570 million at February 2, 2008 and $504 million at May 5, 2007. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $248 million at May 3, 2008, $235 million at February 2, 2008 and $136 million at May 5, 2007. Accounts are written off when they become 180 days past due.

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

7.  Debt and Derivative Financial Instruments

We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable. Notes payable under this program totaled $902 million at May 3, 2008. No commercial paper was outstanding at May 5, 2007.

Historically, our derivative instruments primarily consisted of interest rate swaps that hedged the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. The majority of these instruments qualified for hedge accounting, and the associated assets and liabilities were recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. There was no ineffectiveness recognized related to the swaps designated as hedges during the three months ended May 3, 2008 and May 5, 2007.

During the first quarter of 2008, we terminated interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. Additionally, in lieu of terminating one other interest rate swap, we entered into an interest rate swap with a notional amount of $500 million that is intended to economically realize the value of the existing swap. All of these previously existing swaps were designated as hedges, and concurrent with the first quarter 2008 transactions, we were required to stop making market value adjustments to the associated hedged debt. As a result of these transactions, each previously hedged borrowing is now being amortized to par value over its remaining life. During fiscal 2008, we expect to amortize approximately $49 million of these hedged debt valuation adjustments into earnings as a reduction of interest expense – $42 million related to the terminated interest rate swaps and $7 million related to the previously existing swap that is no longer being accounted for as a hedge. Of the $49 million reduction to interest expense that will be recorded in 2008, approximately $10 million was recognized in the first quarter.

Unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps totaled $236 million, $14 million and $17 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

At the end of the first quarter of 2008, we held two interest rate swaps that were not designated as hedges, and during the quarter, we recorded a net mark-to-market loss of $6 million related to these swaps.

As described in Note 2, in the first quarter of 2008 we adopted SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  For assets and liabilities measured at fair value on a recurring basis, the reporting entity must disclose information that enables users of its financial statements to assess the inputs used to develop those measurements.  Our interest rate swaps are recorded at fair value, and they are defined as Level 2 assets and liabilities because their fair value is measurable using inputs other than quoted prices that are observable (for example, interest rates and yield curves observable at commonly quoted intervals). At May 3, 2008, February 2, 2008 and May 5, 2007, interest rate swaps were outstanding in notional amounts totaling $1.5 billion, $4.6 billion and $4.3 billion, respectively. The market value of these outstanding interest rate swaps was $68 million, $223 million and less than $(1) million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1998.

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended May 3, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

9.  Share Repurchase

During the quarter ended May 3, 2008, we repurchased 30.5 million shares of our common stock. Of the total cash investment of $1,573 million ($51.55 per share) related to these shares, $139 million was a prior period outlay. Our repurchases in the current quarter include 10 million shares that were acquired through the exercise of call options at $51.36 per share (including the call premium of $11.04 per share). Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 57.0 million shares of our common stock, for a total cash investment of $3,018 million ($52.98 per share).

At May 3, 2008, we held call options on 20 million shares of our common stock. The cost of any shares acquired with these options will depend on the actual stock price at the exercise date. We control whether each instrument is exercised, and if we exercise our option, both the purchased and sold call options are exercised together and are settleable in cash or shares at our election. Each series of options has various expiration dates within the month listed in the table below. If the market price of our common stock at the exercise date is less than the lower strike price in the table below, the options will expire worthless. If the market price of our common stock is between the lower and upper strike price, we have the right to purchase shares for the amount of the lower strike price. If the market price of our common stock is greater than the listed upper strike price, we will have the right to purchase shares for the sum of (a) the lower strike price and (b) the market price less the upper strike price. The cost of the call options was recorded as a reduction of equity in the fourth quarter of 2007, and subsequent market price changes have not and will not affect consolidated earnings.

Call Options Outstanding at May 3, 2008
				(amounts per share)
Series	Number of Options	Expiration Month	Net Premiums Paid (millions)	Premium	Lower Strike Price	Upper Strike Price
Series II	10,000,000	May 2008	$109	$10.87	$39.31	$56.51
Series III	10,000,000	June 2008	112	11.20	39.40	56.64
Total	20,000,000		$221	$11.04	$39.36	$56.58

The aggregate fair value of these options at May 3, 2008 was $276 million. See Note 12 for additional information.

In addition, at May 3, 2008, we held long positions in prepaid forward contracts for 1.6 million shares of our common stock, for a total cash investment of $93 million, or $57.56 per share.

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

Net Pension Expense and Postretirement Healthcare Expense			Postretirement
	Pension Benefits		Health Care Benefits
	Three Months Ended		Three Months Ended
	May 3,	May 5,	May 3,	May 5,
(millions)	2008	2007	2008	2007
Service cost of benefits earned during the period	$23	$25	$1	$1
Interest cost on projected benefit obligation	29	26	2	2
Expected return on assets	(40)	(38)	-	-
Recognized losses	4	10	-	-
Recognized prior service cost	(1)	(1)	-	-
Total	$15	$22	$3	$3

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,200 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 15 current and 49 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans through investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans. These investment vehicles include company owned life insurance on approximately 4,000 highly compensated team members who have given their consent to be insured and prepaid forward contracts in our own common stock. All of these investments are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The fair value of these assets is determined in accordance with SFAS 157 and was as follows:

	May 3,	February 2,	May 5,
(millions)	2008	2008	2007
Company owned life insurance	$567	$561	$562
Prepaid forward contracts	89	128	208
Total	$656	$689	$770

Company owned life insurance investments largely comprise investments in index funds and other low risk investments. The values of these investments are determined based upon quoted market prices (Level 1 assets as defined by SFAS 157).

The value of prepaid forward contracts are determined by reference to the market prices of Target common stock (Level 2 assets as defined by SFAS 157).

The change in fair value of contracts indexed to our own common stock recorded in earnings as a pre-tax loss was $4 million and $9 million for the three months ended May 3, 2008 and May 5, 2007, respectively. During the quarters ended May 3, 2008 and May 5, 2007, we invested approximately $31 million and $8 million, respectively, in prepaid forward contracts in our own common stock, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts.

11.  Segment Reporting

Prior to 2008, we operated as a single business segment. As described in Note 1, the change in our chief operating decision maker has resulted in a change to our reportable segments.

The accounting policies of the operating segments are the same as those described in Note 1.

Our measure of segment profitability for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment in each segment.

Business Segment Results	Three Months Ended May 3, 2008			Three Months Ended May 5, 2007
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,302	$500	$14,802	$13,623	$418	$14,041
Cost of sales	9,898	-	9,898	9,416	-	9,416
SG&A expenses (a)	3,014	116	3,130	2,839	108	2,947
Bad debt expense	-	181	181	-	86	86
Depreciation and amortization	431	4	435	388	4	392
Earnings before interest expense and income taxes	959	199	1,158	980	220	1,200
Interest expense on nonrecourse debt collateralized by credit card receivables	-	18	18	-	26	26
Segment profitability	$959	$181	1,140	$980	$194	1,174
Unallocated expenses
Other interest expense			191			112
Interest income			(8)			(2)
Earnings before income taxes			$957			$1,064

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $23 million in the first quarter of 2008 and $24 million in the first quarter of 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to SG&A expenses within the Credit Card Segment.

Total Assets by Segment	May 3, 2008			February 2, 2008			May 5, 2007
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$34,792	$8,038	$42,830	$36,306	$8,254	$44,560	$32,082	$6,202	$38,284

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

12.  Subsequent Events

Between May 3, 2008 and May 30, 2008, we repurchased 10 million shares of our common stock for $50.18 per share (including the call premium of $10.87 per share paid in the fourth quarter of 2007) through the exercise of call options described in Note 9.

On May 19, 2008, we sold a 47 percent undivided interest in our credit card receivables to an affiliate of JPMorgan Chase for approximately $3.6 billion.  The sale will be accounted for as a secured borrowing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Results of Operations

Total revenues for the quarter ended May 3, 2008 were $14,802 million, compared with $14,041 million for the same period a year ago, an increase of 5.4 percent.

Net earnings for the quarter were $602 million, or $.74 per share, compared with $651 million, or $.75 per share, for the same period last year. All earnings per share figures refer to diluted earnings per share.

As described in Notes 1 and 11, we changed our reportable business segments in the first quarter of 2008. Additionally, as described in Note 3, we changed our cost classification policy with respect to certain supply chain costs.

Retail Segment

Retail Segment Results	Three Months Ended
	May 3,	May 5,
(millions)	2008	2007
Sales	$14,302	$13,623
Cost of sales	9,898	9,416
Gross Margin	4,404	4,207
SG&A expenses (a)	3,014	2,839
EBITDA	1,390	1,368
Depreciation and amortization	431	388
EBIT	$959	$980

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $23 million in the first quarter of 2008 and $24 million in the first quarter of 2007 are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended
	May 3,	May 5,
	2008	2007
Gross margin rate	30.8%	30.9%
SG&A expense rate	21.1%	20.8%
EBITDA margin rate	9.7%	10.0%
Depreciation and amortization expense rate	3.0%	2.8%
EBIT margin rate	6.7%	7.2%

Comparable-Store Sales	Three Months Ended
	May 3,	May 5,
	2008	2007
Comparable-store sales	(0.7)%	4.3%

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

Total sales for the Retail Segment for the quarter were $14,302 million, compared with $13,623 million for the same period a year ago, an increase of 5.0 percent. Total sales growth in the Retail Segment was attributable to the contribution of new stores, somewhat offset by a 0.7 percent decline in comparable-store sales.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. In the first quarter of 2008, our gross margin rate was 30.8 percent compared with 30.9 percent in the same period last year. Our margin rate was adversely affected by mix, as sales of our lower margin consumable and commodity categories outpaced sales in our higher margin apparel and home categories. The magnitude of this mix impact was approximately 70 basis points and was largely offset by higher margin rates within categories across our assortment.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A expense. SG&A expenses exclude depreciation and amortization. In the first quarter of 2008, our SG&A expense rate was 21.1 percent compared with 20.8 percent in the same period last year. This performance reflects strong control of the dollar growth in expenses, offset by the slight deleveraging effect of a relatively weak 5 percent sales growth in the quarter. In addition, some year-over-year expense unfavorability was related to the timing of certain expenditures, as well as the impact of annualizing the benefit to last year’s rate of a $12 million federal excise tax refund.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In the first quarter of 2008 our depreciation and amortization rate was 3.0 percent compared with 2.8 percent in the same period last year. The rate unfavorability was due to low double-digit growth of these expenses in line with our historical capital investment, compared with our 5 percent sales growth in the quarter.

Store Data

During the quarter, we opened 26 new stores. Net of relocations and closings, these openings included 14 general merchandise stores and eight SuperTarget stores. At May 3, 2008, February 2, 2008 and May 5, 2007, our number of stores and retail square feet were as follows:

Number of Stores and Retail	Number of Stores			Retail Square Feet(a)
Square Feet	May 3,	February 2,	May 5,	May 3,	February 2,	May 5,
	2008	2008	2007	2008	2008	2007
Target general merchandise stores	1,395	1,381	1,318	173,015	170,858	161,860
SuperTarget stores	218	210	182	38,514	37,087	32,129
Total	1,613	1,591	1,500	211,529	207,945	193,989

(a) In thousands, reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program strategically supports our core retail operations and remains an important contributor to our overall profitability. Our credit card revenues are comprised of finance charges, late fees and other revenues. The substantial majority of credit card receivables earn finance charge revenues tied to the Prime Rate. In addition, we receive fees from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended
	May 3,	May 5,
(millions)	2008	2007
Finance charge revenue	$354	$296
Late fees and other revenue	108	88
Third party merchant fees	38	34
Total revenues	500	418
Bad debt expense	181	86
Operations and marketing expenses(a)	116	108
Depreciation and amortization	4	4
Total expenses	301	198
EBIT	199	220
Interest expense on nonrecourse debt collateralized
by credit card receivables	18	26
Segment profitability	$181	$194
Average receivables funded by Target (b)	$6,263	$4,723
Segment pretax ROIC (c)	11.5%	16.4%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $23 million in the first quarter of 2008 and $24 million in the first quarter of 2007 are recorded as an increase to Operations and Marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average credit card receivables funded by Target. These amounts exclude $2,180 million and $1,859 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate represents segment profitability divided by average receivables funded by Target, expressed as an annualized rate.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	May 3, 2008			May 5, 2007
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$199	9.4%	(b)	$220	13.4%	(b)
LIBOR (a)		2.9%			5.3%
Spread to LIBOR (c)	$138	6.5%	(b)	$132	8.1%	(b)

(a) Balance-weighted one-month LIBOR rate

(b) As a percentage of average receivables

(c) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

Our primary measure of profitability in our Credit Card Segment is the EBIT generated by our total credit card portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital Target has invested in our credit card receivables. Credit Card Segment profit was $181 million in the first quarter of 2008, compared with $194 million in the same quarter last year, due to a 4.0 percentage point decrease in EBIT as a percentage of total portfolio receivables, partially offset by beneficial impact of a 32.6 percent increase in average receivables funded by Target. The decline in EBIT yield was due to lower short-term interest rates and to substantially higher bad debt expense this year compared with the same period last year. In contrast, the dollar spread to LIBOR increased to $138 million this year compared with $132 million last year.

Our annualized pretax ROIC in the Credit Card Segment declined to 11.5 percent this year from 16.4 percent last year due to the reduced yield spread to LIBOR earned by the portfolio and due to the deleveraging effect on ROIC of significant growth in the portion of the total portfolio funded by Target, compared to the same quarter last year. In the second quarter of 2008 and beyond, we expect that our Credit Card Segment pretax ROIC will increase sharply, due in part to the sale of a 47 percent undivided interest in our credit card receivables to an affiliate of JPMorgan Chase on May 19, 2008 (see Note 12).

Receivables Rollforward Analysis	Three Months Ended
	May 3,	May 5,
(millions)	2008	2007
Beginning receivables	$8,624	$6,711
Charges at Target	946	942
Charges at third parties	2,148	1,889
Payments	(3,629)	(3,344)
Other	331	312
Period-end receivables	$8,420	$6,510
Average receivables	$8,443	$6,582
Accounts with three or more payments (60+ days) past due
as a percentage of period-end receivables	4.2%	3.2%
Accounts with four or more payments (90+ days) past due
as a percentage of period-end receivables	2.9%	2.1%

Allowance for Doubtful Accounts	Three Months Ended
	May 3,	May 5,
(millions)	2008	2007
Allowance at beginning of period	$570	$517
Bad debt provision	181	86
Net write-offs	(161)	(99)
Allowance at end of period	$590	$504
As a percentage of period-end receivables	7.0%	7.7%
Net write-offs as a percentage of average receivables (annualized)	7.6%	6.0%

Average receivables in the first quarter increased 28.3 percent over 2007, benefiting in part from the increase in receivables resulting from last year’s product change, in which we offered higher-limit Visa cards to our better and best credit-quality Target Card holders. Period-end receivables declined by $204 million in the quarter from year-end balances, reflecting a typical seasonal pattern in conjunction with modest underlying account growth.

As expected, net write-offs in the first quarter increased substantially in the quarter, from an annualized 6.0 percent in the first quarter of 2007 to 7.6 percent this year. This year-over-year change is due to two primary factors: (1) the unsustainably strong performance in this metric in last year’s first quarter and (2) the increased write-off activity concentrated in four states that have been particularly affected by housing-related weakness: Florida, Arizona, Nevada, and California.

Other Performance Factors

In the first quarter of 2008, net interest expense was $201 million, a $65 million increase from the first quarter of 2007, reflecting significantly higher debt balances slightly offset by lower rates. Our higher balances this year are the result of significant investment in both our Retail and Credit Card Segments in addition to significant share repurchase during the last four quarters. Specifically, we have invested more than $9 billion in capital expenditures, receivables growth, and share repurchase over the last year.

Our effective tax rate was 37.1 percent in the quarter, down from 38.8 percent in the first quarter 2007, due in part to the favorable resolution of specific tax uncertainties in the current quarter.

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

Gross credit card receivables at quarter end were $8,420 million compared with $6,510 million at the end of the first quarter 2007, an increase of 29.3 percent. This growth was driven by increased issuance and usage of the Target Visa credit card. Inventory in the first quarter of 2008 increased $449 million, or 7.0 percent, from the same period in the prior year, reflecting the natural increase required to support additional square footage and comparable-store sales growth.

Capital expenditures for the three months ended May 3, 2008 were $950 million, compared with $1,183 million for the same period a year ago. Our capital spending in the first quarter of 2007 was greater than our historical trend, with 2008 expenditures returning to more normalized levels, particularly in new stores and remodels, partially offset by an increase in capital spending on distribution center projects compared with the first quarter of 2007.

During the quarter ended May 3, 2008, we repurchased 30.5 million shares of our common stock. Of the total cash investment of $1,573 million ($51.55 per share) related to these shares, $139 million was a prior period outlay. Our repurchases in the current quarter include 10 million shares that were acquired through the exercise of call options at $51.36 per share (including the call premium of $11.04 per share). Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 57.0 million shares of our common stock, for a total cash investment of $3,018 million ($52.98 per share). Refer to Notes 9 and 12 for additional information.

As described in Note 12, we sold a 47 percent undivided interest in our credit card receivables for approximately $3.6 billion during the second quarter of 2008.

As described in Note 7, during the first quarter, we terminated interest rate swaps with a notional amount of $3,125 million for cash proceeds of $160 million.

Outlook for Fiscal Year 2008

We believe that our sales growth will be better in the second half of 2008 than the first half of 2008 as we cycle our softer sales results in the second half of 2007, especially in the fourth quarter. While we believe this is the likely pattern our sales growth will follow, our softer-than-expected first quarter sales performance has caused us to adopt a more conservative approach to our near-term sales outlook. In short, our sales growth will likely remain sluggish until we see some stability or improvement in the economic environment.

We continue to expect a slight to modest operating margin rate decline in our Retail Segment for the full-year 2008, driven by a similar degree of gross margin rate deterioration and an expense rate expected to remain in line with 2007. In the next several quarters, we will likely continue to experience mix pressure on our gross margin rate without the offsetting rate benefit within categories to the same extent that we experienced in the first quarter. We continue to expect to offset most of this gross margin rate pressure through effective control of our expenses.

In our Credit Card segment, we expect 60-plus day delinquency rates to remain stable throughout 2008 at recent levels, in the range of 4 percent, and our full-year net write-offs as a percentage of average receivables for the year are likely to lie in the range of 7 to 8 percent. Overall portfolio yields will likely remain at industry-leading levels, although not at the record levels set in 2007. More specifically, we continue to expect that the dollar spread to LIBOR on the portfolio for the full year will increase, as the profitability associated with increases in receivables is only partially offset by a decline in the yield spread. Our likely quarterly pattern of profit growth, however, will not be smooth, with much better year-over-year performance in the third and fourth quarters than in the second quarter. Our second quarter challenge is due in part to the fact that last year’s spread to LIBOR was the best in our history.

In addition, in the near term, the impact of the JPMorgan Chase transaction, together with the $1.9 billion of previously securitized receivables, will result in Target providing about one-third of the overall capital invested in our credit card receivables portfolio, while still enjoying the benefit of about two-thirds of the profits. Of course, this relationship will change over time. This does mean, however, that our return on this invested capital is expected to be sharply higher in the second quarter and beyond than it was in the first quarter, even at a time when the short-term performance of the portfolio is facing obvious headwinds.

Our consolidated 2008 net interest expense is expected to increase due to significantly higher average net debt balances. The magnitude of the increase is partially dependent on the level of share repurchase and credit card receivables growth during the year.

We expect that there will continue to be variability between our individual quarterly and full-year effective tax rates as tax uncertainties arise and are resolved. For the full year 2008, we now expect our effective tax rate to lie in the range of 37.5 to 38.5 percent.

Finally, we expect to continue to create significant long-term value by executing share repurchase under the program announced last November. In particular, we continue to expect that under the right combination of operating results, liquidity and share price we will have completed half or more of the $10 billion program by the end of 2008.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The forward-looking statements in this report include: the anticipated impact of new accounting pronouncements; the adequacy of our reserves in light of the expected outcome of litigation and tax uncertainties; for our Retail Segment, our outlook for sales, gross margin, operating margin, and expense rate; for our Credit Card Segment, our outlook for delinquencies, net write-offs, portfolio yields, segment profit and return on invested capital; and our expectations with respect to consolidated interest expense and full-year effective tax rates.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in Exhibit (99)A to this Form 10-Q, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 2, 2008.

Item 4.  Controls and Procedures

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended May 3, 2008, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Feb. 3, 2008 through March 1, 2008	371,045	$53.20	26,822,479	$8,534,969,720
March 2, 2008 through April 5, 2008	19,764,315	$51.64	46,586,794	$7,514,298,266
April 6, 2008 through May 3, 2008	10,375,378	$51.31	56,962,172	$6,981,942,935
Total	30,510,738	$51.55	56,962,172	$6,981,942,935

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. We intend to complete this share repurchase program within approximately three years through open market transactions and other means. Under the right combination of business results, liquidity and share price, we would expect to complete half, or more, of this program by the end of 2008. Since the inception of this share repurchase program, we have repurchased a total of 57.0 million shares of our common stock for a total cash investment of $3,018 million ($52.98 per share).

The table above excludes shares of common stock reacquired by team members who wish to tender owned shares to satisfy the exercise price on stock option exercises or tax withholding on equity awards as part of our long-term incentive plans. In the first quarter of 2008, no shares were acquired pursuant to our long-term incentive plans.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended May 3, 2008, 1.2 million shares were reacquired through these contracts. At May 3, 2008, we held long positions in prepaid forward contracts for 1.6 million shares of our common stock, for a total cash investment of $93 million, or $57.56 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Restated Articles of Incorporation (as amended May 24, 2007) (1)

(3)B	By-laws (as amended through November 11, 1998) (2)

(4)A	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)A	Risk Factors and Cautionary Statements Relating to Forward-Looking Information

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: June 2, 2008	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(99)A	Risk Factors and Cautionary Statements Relating to Forward-Looking Information	Filed Electronically