Form 10-Q
period 2008-08-02
TARGET CORP
filed 2008-08-29
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at August 27, 2008 were 754,657,931.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
(millions, except per share data) (unaudited)	2008	2007	2008	2007
Sales	$14,971	$14,167	$29,273	$27,790
Credit card revenues	501	453	1,001	871
Total revenues	15,472	14,620	30,274	28,661
Cost of sales	10,304	9,696	20,202	19,112
Selling, general and administrative expenses	3,153	3,071	6,190	5,934
Credit card expenses	347	182	620	351
Depreciation and amortization	448	404	884	796
Earnings before interest expense and income taxes	1,220	1,267	2,378	2,468
Interest expense, net
Nonrecourse debt collateralized by credit card receivables	48	30	67	57
Other interest expense	179	125	369	237
Interest income	(10)	(1)	(19)	(4)
Net interest expense	217	154	417	290
Earnings before income taxes	1,003	1,113	1,961	2,178
Provision for income taxes	369	427	724	841
Net earnings	$634	$686	$1,237	$1,337
Basic earnings per share	$0.82	$0.81	$1.57	$1.57
Diluted earnings per share	$0.82	$0.80	$1.56	$1.55
Weighted average common shares outstanding
Basic	770.3	850.8	787.9	853.4
Diluted	773.9	857.4	791.8	860.1

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	August 2,	February 2,	August 4,
(millions) (unaudited)	2008	2008	2007
Assets
Cash and cash equivalents	$1,527	$2,450	$555
Credit card receivables, net of allowance of $661, $570 and $509	7,980	8,054	6,397
Inventory	7,313	6,780	6,645
Other current assets	1,800	1,622	1,535
Total current assets	18,620	18,906	15,132
Property and equipment
Land	5,687	5,522	5,239
Buildings and improvements	19,511	18,329	16,483
Fixtures and equipment	4,031	3,858	3,516
Computer hardware and software	2,498	2,421	2,209
Construction-in-progress	1,851	1,852	2,848
Accumulated depreciation	(8,426)	(7,887)	(7,268)
Property and equipment, net	25,152	24,095	23,027
Other noncurrent assets	1,368	1,559	1,307
Total assets	$45,140	$44,560	$39,466
Liabilities and shareholders’ investment
Accounts payable	$6,606	$6,721	$6,101
Accrued and other current liabilities	3,030	3,097	2,761
Unsecured debt and other borrowings	1,723	1,464	2,160
Nonrecourse debt collateralized by credit card receivables	-	500	-
Total current liabilities	11,359	11,782	11,022
Unsecured debt and other borrowings	12,465	13,226	8,252
Nonrecourse debt collateralized by credit card receivables	5,467	1,900	1,900
Deferred income taxes	534	470	408
Other noncurrent liabilities	1,858	1,875	1,930
Total noncurrent liabilities	20,324	17,471	12,490
Shareholders’ investment
Common stock	63	68	71
Additional paid-in capital	2,707	2,656	2,610
Retained earnings	10,861	12,761	13,451
Accumulated other comprehensive loss	(174)	(178)	(178)
Total shareholders’ investment	13,457	15,307	15,954
Total liabilities and shareholders’ investment	$45,140	$44,560	$39,466
Common shares outstanding	755.0	818.7	847.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended
	August 2,	August 4,
(millions) (unaudited)	2008	2007
Operating activities
Net earnings	$1,237	$1,337
Reconciliation to cash flow
Depreciation and amortization	884	796
Share-based compensation expense	37	42
Deferred income taxes	14	(65)
Bad debt provision	437	182
Loss on disposal of property and equipment, net	24	35
Other non-cash items affecting earnings	106	61
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	(150)	(64)
Inventory	(533)	(391)
Other current assets	(104)	(125)
Other noncurrent assets	(17)	(12)
Accounts payable	(115)	(475)
Accrued and other current liabilities	(179)	(161)
Other noncurrent liabilities	(47)	43
Other	160	-
Cash flow provided by operations	1,754	1,203
Investing activities
Expenditures for property and equipment	(1,956)	(2,363)
Proceeds from disposal of property and equipment	17	16
Change in accounts receivable originated at third parties	(213)	(321)
Other investments	(53)	(69)
Cash flow required for investing activities	(2,205)	(2,737)
Financing activities
Change in commercial paper, net	-	1,586
Reductions of short-term notes payable	(500)	-
Additions to long-term debt	3,557	1,900
Reductions of long-term debt	(503)	(1,253)
Dividends paid	(224)	(205)
Repurchase of stock	(2,815)	(940)
Stock option exercises and related tax benefit	21	195
Other	(8)	(7)
Cash flow (required for) / provided by financing activities	(472)	1,276
Net decrease in cash and cash equivalents	(923)	(258)
Cash and cash equivalents at beginning of period	2,450	813
Cash and cash equivalents at end of period	$1,527	$555

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.  Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income / (Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total
February 3, 2007	859.8	$72	$2,387	$13,417	$(247)	$4	$15,633
Net earnings	-	-	-	2,849	-	-	2,849
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $38	-	-	-	-	59	-	59
Unrealized losses on
cash flow hedges, net
of taxes of $31	-	-	-	-	-	(48)	(48)
Total comprehensive income							2,860
Cumulative effect of adopting
new accounting
pronouncements	-	-	-	(31)	54	-	23
Dividends declared	-	-	-	(454)	-	-	(454)
Repurchase of stock	(46.2)	(4)	-	(2,689)	-	-	(2,693)
Premiums on call options	-	-	-	(331)	-	-	(331)
Stock options and awards	5.1	-	269	-	-	-	269
February 2, 2008	818.7	68	2,656	12,761	(134)	(44)	15,307
(unaudited)
Net earnings	-	-	-	1,237	-	-	1,237
Other comprehensive income
Reclassification adjustment
for gains recognized into
net earnings, net of taxes
of $1	-	-	-	-	4	-	4
Total comprehensive income							1,241
Dividends declared	-	-	-	(231)	-	-	(231)
Repurchase of stock	(64.3)	(5)	-	(2,906)	-	-	(2,911)
Stock options and awards	0.6	-	51	-	-	-	51
August 2, 2008	755.0	$63	$2,707	$10,861	$(130)	$(44)	$13,457

Dividends declared per share were $0.16 and $0.14 for the three months ended August 2, 2008 and August 4, 2007, respectively, and $0.30 and $0.26 for the six months ended August 2, 2008 and August 4, 2007. For the fiscal year ended February 2, 2008, dividends declared per share were $0.54.

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

During the first quarter of 2008 our Chief Executive Officer (CEO), Robert Ulrich, who was our chief operating decision maker (CODM) as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), retired, and he was succeeded by Gregg Steinhafel. As a result of this change and in light of the anticipated sale of an undivided interest in approximately one-half of our credit card receivables, we reevaluated the provisions of SFAS 131. Based upon our review performed in the first quarter of 2008, we determined that we have two reportable segments, which reflects how our new CODM reviews our results in terms of allocating resources and assessing performance. These two reportable segments are based on our different products and services: Retail and Credit Card. As a result, prior period disclosures reflect the change in reportable segments. Refer to Note 11 for more information.

Our Retail Segment includes all of our merchandising operations, including our stores and our fully integrated online business. Our Credit Card Segment offers credit to qualified guests through our REDcard products, the Target Visa and the Target Card.

2.  New Accounting Pronouncements

Future adoptions

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to materially affect our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to materially affect our consolidated net earnings, cash flows or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities. SFAS 161 will be effective at the beginning of fiscal 2009. The adoption of this statement will not affect our consolidated net earnings, cash flows or financial position.

3.  Cost of Sales and Selling, General and Administrative Expenses

During the first quarter of 2008, we reviewed our Consolidated Statements of Operations cost classification policy, primarily related to distribution and other supply chain costs that were previously classified within Selling, General & Administrative Expenses (SG&A). The review was prompted by changes within our supply chain processes and infrastructure, primarily the opening of our own food distribution network. As a result of this review, we have reclassified certain costs within our Consolidated Statements of Operations. The most significant change is that distribution center costs are now presented within cost of sales, as opposed to SG&A. We have reclassified all prior periods to conform to the current year presentation.

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

	Basic EPS				Diluted EPS
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
(millions, except per share data)	2008	2007	2008	2007	2008	2007	2008	2007
Net earnings	$634	$686	$1,237	$1,337	$634	$686	$1,237	$1,337
Basic weighted average common
shares oustanding	770.3	850.8	787.9	853.4	770.3	850.8	787.9	853.4
Incremental stock options,
performance share units and
restricted stock units	-	-	-	-	3.6	6.6	3.9	6.7
Weighted average common
shares oustanding	770.3	850.8	787.9	853.4	773.9	857.4	791.8	860.1
Earnings per share	$0.82	$0.81	$1.57	$1.57	$0.82	$0.80	$1.56	$1.55

For the August 2, 2008 and August 4, 2007 computations, 10.2 million and 4.2 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs, was $661 million at August 2, 2008, $570 million at February 2, 2008 and $509 million at August 4, 2007. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $267 million at August 2, 2008, $235 million at February 2, 2008 and $159 million at August 4, 2007. Accounts are written off when they become 180 days past due.

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

On May 19, 2008, we sold a 47 percent interest in our credit card receivables to an affiliate of JPMorgan Chase for approximately $3.6 billion. The sale is accounted for as a secured borrowing.  The accounting guidance for such transactions, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125),” requires the inclusion of the receivables within the trust and any debt securities issued by the trust or a related trust in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the receivables transferred to the trust are not available to general creditors of Target. Upon termination of the securitization program and repayment of all debt securities issued from time to time by the trust, or a related trust, any remaining assets could be distributed to Target in a liquidation of TRC.

6.  Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation will materially affect our results of operations, cash flows or financial condition.

7.  Debt and Derivative Financial Instruments

On May 19, 2008, TRC issued to an affiliate of JPMorgan Chase, through the Target Credit Card Owner Trust 2008-1, $3.8 billion of variable-rate debt backed by credit card receivables. Proceeds from this borrowing were $3.6 billion, and the debt had an effective interest rate of 4.7% at August 2, 2008.

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at August 2, 2008 or February 2, 2008. Commercial paper notes payable totaled $1,586 million at August 4, 2007.

Our derivative instruments primarily consist of interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. The majority of these instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. At the end of the second quarter of 2008, we had four interest rate swaps designated as hedges of fixed rate borrowings, with aggregate notional amounts of $1,200 million, and there was no ineffectiveness recognized related to these swaps during the three and six months ended August 2, 2008 and August 4, 2007. At the end of the second quarter of 2008, we also held two $500 million notional amount interest rate swaps that were not designated as hedges.  During the quarter, we recorded a net mark-to-market loss of $2 million related to these swaps.

During the first quarter of 2008, we terminated interest rate swaps with a combined notional amount of  $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. Additionally, in lieu of terminating one other interest rate swap, we entered into an interest rate swap with a notional amount of $500 million that is intended to economically realize the value of the existing swap (these two swaps are referred to in the last sentence of the preceding paragraph). All of these previously existing swaps were designated as hedges, and concurrent with the first quarter 2008 transactions, we were required to stop making market value adjustments to the associated hedged debt. As a result of these transactions, the carrying value of each previously hedged borrowing, including the related mark-to-market valuation adjustment, is now being amortized to par value over its remaining life. During fiscal 2008, we expect to amortize approximately $49 million of these hedged debt valuation adjustments into earnings as a reduction of interest expense – $42 million related to the terminated interest rate swaps and $7 million related to the previously existing swap that is no longer being accounted for as a hedge. Of the $49 million reduction to interest expense that will be recorded in 2008, $14 million was recognized in the second quarter and $23 million was recognized during the six months ended August 2, 2008.

Unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps totaled $221 million at August 2, 2008 and $16 million as of August 4, 2007.

In the first quarter of 2008, we adopted SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. For assets and liabilities measured at fair value on a recurring basis, the reporting entity must disclose information that enables users of its financial statements to assess the inputs used to develop those measurements.  Our interest rate swaps are recorded at fair value, and they are defined as Level 2 assets and liabilities because their fair value is measurable using inputs other than quoted prices that are observable (for example, interest rates and yield curves observable at commonly quoted intervals). At August 2, 2008, February 2, 2008 and August 4, 2007, interest rate swaps were outstanding in notional amounts totaling $2,200 million, $4,575 million and $4,575 million, respectively. The market value of these outstanding interest rate swaps were assets of $80 million at August 2, 2008 and $223 million at February 2, 2008 and a liability of $14 million at August 4, 2007.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1998.

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended August 2, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

9.  Share Repurchase

During the quarter ended August 2, 2008, we repurchased 33.8 million shares of our common stock, for a total cash investment of $1,668 million ($49.30 per share), and for the six months ended August 2, 2008, we repurchased 64.3 million shares of our common stock, for a total cash investment of $3,241 million ($50.37 per share). Included in the total cash investment in the three and six months ended August 2, 2008 were prior period cash outlays of $233 million and $372 million, respectively. Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 90.8 million shares of our common stock, for a total cash investment of $4,686 million ($51.61 per share).

Our share repurchases during the three and six months ended August 2, 2008 included 20 million and 30 million shares, respectively, that were acquired through the exercise of call options.

Call Option Repurchase Details

	Number of		(amounts per share)			Total Cost
Series	Options Exercised	Exercise Date	Premium (a)	Strike Price	Total	(millions)
Series I	10,000,000	April 2008	$11.04	$40.32	$51.36	$514
Series II	10,000,000	May 2008	10.87	39.31	50.18	502
Series III	10,000,000	June 2008	11.20	39.40	50.60	506
Total	30,000,000		$11.04	$39.68	$50.71	$1,522

(a)Paid in January 2008.

In addition, at August 2, 2008, we held long positions in prepaid forward contracts for 2.5 million shares of our common stock, for a total cash investment of $140 million, or $54.91 per share.

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

Net Pension Expense and Postretirement Healthcare Expense

	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(millions)	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Service cost of benefits earned during the period	$23	$24	$46	$49	$1	$1	$2	$2
Interest cost on projected benefit obligation	29	26	58	52	2	2	4	4
Expected return on assets	(40)	(38)	(80)	(76)	-	-	-	-
Recognized losses	4	9	8	19	-	-	-	-
Recognized prior service cost	(1)	(1)	(2)	(2)	-	-	-	-
Total	$15	$20	$30	$42	$3	$3	$6	$6

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,100 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 14 current and 49 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans through investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans. These investment vehicles include company owned life insurance on approximately 4,000 highly compensated team members who have given their consent to be insured and prepaid forward contracts in our own common stock. The fair value of these assets was as follows:

	August 2,	February 2,	August 4,
(millions)	2008	2008	2007
Company owned life insurance (a)	$528	$578	$583
Prepaid forward contracts (b)	111	128	127
Total	$639	$706	$710

(a)Company owned life insurance investments largely comprise investments in index funds and other investments. The values of these investments are determined based upon quoted market prices (Level 1 assets as defined by SFAS 157).  Amounts are presented net of loans that are secured by some of these policies of $407 million, $379 million, and $359 million for the periods ended August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

(b) The values of prepaid forward contracts are determined by reference to the market prices of Target common stock (Level 2 assets as defined by SFAS 157).

All of these investments are general corporate assets that are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The gains and losses recognized on these investments effectively offset the gains and losses associated with the returns earned by participants in our deferred compensation plans. These amounts include the change in fair value of the prepaid forward contracts indexed to our own common stock recorded in earnings as a pre-tax gain/(loss) of $(26) million and $15 million for the three months ended August 2, 2008 and August 4, 2007, respectively, and a pre-tax gain/(loss) of $(30) million and $6 million for the six months ended August 2, 2008 and August 4, 2007, respectively. For the six months ended August 2, 2008 and August 4, 2007, we invested approximately $112 million and $63 million, respectively, in prepaid forward contracts in our own common stock, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts.

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

Business Segment Results	Three Months Ended Aug. 2, 2008			Three Months Ended Aug. 4, 2007
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,971	$501	$15,472	$14,167	$453	$14,620
Cost of sales	10,304	-	10,304	9,696	-	9,696
Bad debt expense	-	256	256	-	95	95
SG&A expenses (a)	3,126	118	3,244	3,046	112	3,158
Depreciation and amortization	443	5	448	401	3	404
Earnings before interest expense and
income taxes	1,098	122	1,220	1,024	243	1,267
Interest expense on nonrecourse debt
collateralized by credit card receivables	-	48	48	-	30	30
Segment profitability	$1,098	$74	1,172	$1,024	$213	1,237
Unallocated (income) and expenses
Other interest expense			179			125
Interest income			(10)			(1)
Earnings before income taxes			$1,003			$1,113

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $27 million in the second quarter of 2008 and $25 million in the second quarter of 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to SG&A expenses within the Credit Card Segment.

Business Segment Results	Six Months Ended Aug. 2, 2008			Six Months Ended Aug. 4, 2007
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$29,273	$1,001	$30,274	$27,790	$871	$28,661
Cost of sales	20,202	-	20,202	19,112	-	19,112
Bad debt expense	-	437	437	-	182	182
SG&A expenses (a)	6,139	234	6,373	5,885	218	6,103
Depreciation and amortization	876	8	884	788	8	796
Earnings before interest expense and
income taxes	2,056	322	2,378	2,005	463	2,468
Interest expense on nonrecourse debt
collateralized by credit card receivables	-	67	67	-	57	57
Segment profitability	$2,056	$255	2,311	$2,005	$406	2,411
Unallocated (income) and expenses
Other interest expense			369			237
Interest income			(19)			(4)
Earnings before income taxes			$1,961			$2,178

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $51 million in the first half of 2008 and $49 million in the first half of 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to SG&A expenses within the Credit Card Segment.

Total Assets by Segment	August 2, 2008			February 2, 2008			August 4, 2007
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$36,983	$8,157	$45,140	$36,306	$8,254	$44,560	$32,895	$6,571	$39,466

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Results of Operations

Total revenues for the three and six months ended August 2, 2008 were $15,472 million and $30,274 million, respectively, compared with $14,620 million and $28,661 million, respectively, for the same periods last year, an increase of 5.8 percent and 5.6 percent, respectively.

Net earnings for the three and six months ended August 2, 2008 were $634 million, or $0.82 per share, and $1,237 million and $1.56 per share, respectively, compared with $686 million, or $.80 per share, and $1,337 million and $1.55 per share, respectively, for the same periods last year. All earnings per share figures refer to diluted earnings per share.

As described in Notes 1 and 11, we changed our reportable business segments in the first quarter of 2008. Additionally, as described in Note 3, we changed our cost classification policy with respect to certain supply chain costs.

Retail Segment

Retail Segment Results	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
(millions)	2008	2007	2008	2007
Sales	$14,971	$14,167	$29,273	$27,790
Cost of sales	10,304	9,696	20,202	19,112
Gross margin	4,667	4,471	9,071	8,678
SG&A expenses (a)	3,126	3,046	6,139	5,885
EBITDA	1,541	1,425	2,932	2,793
Depreciation and amortization	443	401	876	788
EBIT	$1,098	$1,024	$2,056	$2,005

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $27 million and $51 million for the three and six months ended August 2, 2008, respectively, and $25 million and $49 million for the three and six months ended August 4, 2007, respectively, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Gross margin rate	31.2%	31.6%	31.0%	31.2%
SG&A expense rate	20.9%	21.5%	21.0%	21.2%
EBITDA margin rate	10.3%	10.1%	10.0%	10.0%
Depreciation and amortization expense rate	3.0%	2.8%	3.0%	2.8%
EBIT margin rate	7.3%	7.2%	7.0%	7.2%

Comparable-Store Sales	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Comparable-store sales	(0.4)%	4.9%	(0.6)%	4.6%

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

Total sales for the Retail Segment for the quarter were $14,971 million, compared with $14,167 million for the same period a year ago, an increase of 5.7% percent. For the six month period ending August 2, 2008, total sales for the Retail Segment were $29,273 million, compared with $27,790 million for the same period a year ago, an increase of 5.3 percent. Total sales growth in the Retail Segment was attributable to the contribution of new stores, somewhat offset by a 0.4 percent and 0.6 percent decline in comparable-store sales for the quarter and year-to-date periods, respectively.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. In the second quarter of 2008, our gross margin rate was 31.2 percent compared with 31.6 percent in the same period last year. For the six months ended August 2, 2008, our gross margin rate was 31.0 percent compared with 31.2 percent in the same period last year. Our gross margin rate was adversely affected by mix, as sales of our lower margin consumable and commodity categories outpaced sales in our higher margin apparel and home categories.  The magnitude of this mix impact was partially offset by higher gross margin rates within categories across our assortment.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A expense. SG&A expenses exclude depreciation and amortization. In the second quarter of 2008, our SG&A expense rate was 20.9 percent compared with 21.5 percent in the same period last year. For the six months ended August 2, 2008, our SG&A rate was 21.0 percent compared with 21.2 percent in the same period last year. During the second quarter and year-to-date periods, continued productivity gains in our stores and disciplined control of expenses across the company contributed to these expense rate improvements. Additionally, the second quarter of 2008 SG&A expense rate benefited from the timing of the occurrence of certain expenses in each year.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and six months ended in the second quarter of 2008, our depreciation and amortization expense rate was 3.0 percent compared with 2.8 percent for the same periods last year.  The rate unfavorability was due to sales growing at a slower pace than capital expenditures.

Store Data

During the quarter, we opened 43 new stores, including 30 general merchandise stores (22 net of store closings) and 13 SuperTarget stores.

Number of Stores and Retail	Number of Stores			Retail Square Feet(a)
Square Feet	Aug. 2,	Feb. 2,	Aug. 4,	Aug. 2,	Feb. 2,	Aug. 4,
	2008	2008	2007	2008	2008	2007
Target general merchandise stores	1,417	1,381	1,345	176,171	170,858	165,672
SuperTarget stores	231	210	192	40,828	37,087	33,890
Total	1,648	1,591	1,537	216,999	207,945	199,562

(a) In thousands, reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program strategically supports our core retail operations and remains an important contributor to our overall profitability. Our credit card revenues are comprised of finance charges, late fees and other revenues. The substantial majority of credit card receivables earn finance charge revenues at rates tied to the Prime Rate. In addition, we receive fees from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
(millions)	2008	2007	2008	2007
Finance charge revenue	$340	$305	$694	$601
Late fees and other revenue	121	109	229	197
Third party merchant fees	40	39	78	73
Total revenues	501	453	1,001	871
Bad debt expense	256	95	437	182
Operations and marketing expenses (a)	118	112	234	218
Depreciation and amortization	5	3	8	8
Total expenses	379	210	679	408
EBIT	122	243	322	463
Interest expense on nonrecourse debt collateralized
by credit card receivables	48	30	67	57
Segment profitability	$74	$213	$255	$406
Average receivables funded by Target (b)	$3,636	$4,534	$4,952	$4,648
Segment pretax ROIC (c)	8.2%	18.8%	10.3%	17.5%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $27 million and $51 million for the three and six months ended August 2, 2008, respectively, and $25 million and $49 million for the three and six months ended August 4, 2007, respectively, are recorded as an increase to Operations and Marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average credit card receivables funded by Target. These amounts exclude $4,875 million and $3,528 million for the three and six months ended August 2, 2008, respectively, and $2,184 million and $2,022 million for the three and six months ended August 4, 2007, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate represents segment profitability divided by average receivables funded by Target, expressed as an annualized rate.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	August 2, 2008			August 4, 2007
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$122	5.8%	(b)	$243	14.5%	(b)
LIBOR (a)		2.5%			5.3%
Spread to LIBOR (c)	$70	3.3%	(b)	$154	9.2%	(b)

(a) Balance-weighted one-month LIBOR

(b) As a percentage of average receivables

(c) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

Spread Analysis - Total Portfolio	Six Months Ended			Six Months Ended
	August 2, 2008			August 4, 2007
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$322	7.6%	(b)	$463	13.9%	(b)
LIBOR (a)		2.7%			5.3%
Spread to LIBOR (c)	$208	4.9%	(b)	$286	8.6%	(b)

(a) Balance-weighted one-month LIBOR

(b) As a percentage of average receivables

(c) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

We measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level.  Our primary measure of profitability in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital Target has invested in our credit card receivables. Credit Card Segment profit was $74 million in the second quarter of 2008, compared with $213 million in the same quarter last year. This decline was the result of a decline in overall portfolio yield, resulting from higher-than-expected bad debt expenses, and increased segment interest expense resulting from the sale of a 47% interest in our receivables to JPMorgan Chase. Credit Card Segment profit was $255 million for the six months ended August 2, 2008 compared with $406 million in the same period last year, due to substantially higher bad debt expense this year compared with the same period last year.

Receivables Rollforward Analysis	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
(millions)	2008	2007	2008	2007
Beginning receivables	$8,420	$6,510	$8,624	$6,711
Charges at Target	1,021	1,049	1,968	1,991
Charges at third parties	2,258	2,202	4,406	4,091
Payments	(3,358)	(3,205)	(6,988)	(6,549)
Other	300	350	631	662
Period-end receivables	$8,641	$6,906	$8,641	$6,906
Average receivables	$8,511	$6,718	$8,479	$6,670
Accounts with three or more payments (60+ days) past
due as a percentage of period-end receivables	4.5%	3.5%	4.5%	3.5%
Accounts with four or more payments (90+ days) past
due as a percentage of period-end receivables	3.1%	2.3%	3.1%	2.3%

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
(millions)	2008	2007	2008	2007
Allowance at beginning of period	$590	$504	$570	$517
Bad debt provision	256	95	437	182
Net write-offs	(185)	(90)	(346)	(190)
Allowance at end of period	$661	$509	$661	$509
As a percentage of period-end receivables	7.6%	7.4%	7.6%	7.4%
Net write-offs as a percentage of average receivables
(annualized)	8.7%	5.4%	8.2%	5.7%

Average receivables in the second quarter increased 26.7 percent over 2007, benefiting in part from the increase in receivables resulting from last year’s product change, in which we offered higher-limit Visa cards to our better and best credit-quality Target Card holders. Average receivables in the six months ended August 2, 2008 increased 27.1 percent over the same period in 2007, benefiting in part from the increase in receivables resulting from last year’s product change.

Other Performance Factors

In the second quarter and first half of 2008, net interest expense was $217 million and $417 million, respectively, a $63 million and $127 million increase from the second quarter and first half of 2007, reflecting significantly higher debt balances supporting capital investment, share repurchase and the receivables portfolio, slightly offset by lower average debt portfolio interest rates.

Our effective tax rate for the second quarter of 2008 was 36.8 percent compared with 38.4 percent for the second quarter of 2007. The year-to-date effective tax rate has decreased to 36.9 percent in 2008 from 38.6 in 2007. The decreases are due in part to the favorable resolution of specific tax uncertainties in the first and second quarters.

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

Gross credit card receivables at quarter end were $8,641 million compared with $6,906 million at the end of the second quarter 2007, an increase of 25.1 percent. Inventory at quarter end was $7,313 million compared with $6,645 million at the end of second quarter 2007, an increase of 10.0 percent, reflecting the natural increase required to support additional square footage and sales growth and in part by the timing of the receipt of inventory in each period.

Capital expenditures for the six months ended August 2, 2008 were $1,956 million, compared with $2,363 million for the same period a year ago. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets.

During the quarter ended August 2, 2008, we repurchased 33.8 million shares of our common stock. Of the total cash investment of $1,668 million ($49.30 per share) related to these shares, $233 million was a prior period outlay.  Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 90.8 million shares of our common stock, for a total cash investment of $4,686 million ($51.61 per share). Refer to Note 9 for additional information.

As described in Note 5, we sold a 47 percent undivided interest in our credit card receivables for approximately $3.6 billion during the second quarter of 2008.

Outlook for Fiscal Year 2008

In our Retail Segment, we continue to maintain a cautious outlook regarding sales, especially in light of our poorer-than-expected year-to-date sales performance.  We believe we are more likely to see improvement in our same store sales trends in the fourth quarter than in the third quarter, due to prior-year sales trends.  Additionally, we expect our full year EBIT margin rate to decline modestly from that achieved in 2007, due principally to the adverse effect of our mix of sales on gross margin rate and to the likelihood that our depreciation expense will grow at a faster pace than our total sales.

In our Credit Card Segment, we expect to return to year-over-year growth in the dollar spread to LIBOR beginning in the fourth quarter.  This outlook is driven by the expected combined benefits of our recent change in cardholder terms and continued growth in average receivables, partially offset by increased bad debt expense.  In turn, this performance would restore pretax Credit Card Segment profit to a strong level.  This level of performance would allow us to favorably leverage our reduced investment in Credit Card receivables, resulting in a higher pretax segment ROIC.

Our consolidated 2008 net interest expense is expected to increase due to significantly higher average net debt balances. The magnitude of the increase is partially dependent on the level of share repurchase and credit card receivables growth during the year.

We expect that there will continue to be variability between our individual quarterly and full-year effective tax rates as tax uncertainties arise and are resolved. For the full year 2008, we now expect our effective tax rate to lie in the range of 37.5 to 38.0 percent.

Finally, we expect to continue to create significant long-term value by executing share repurchase under the program announced last November. We expect to complete the program by the end of 2010 or sooner, and we have nearly attained our previously stated expectation to complete half or more of the $10 billion authorization by the end of 2008.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The forward-looking statements in this report include: the anticipated impact of new accounting pronouncements; the adequacy of our reserves in light of the expected outcome of litigation and tax uncertainties; for our Retail Segment, our outlook for sales, gross margin rate, depreciation expense, and EBIT margin; for our Credit Card Segment, our outlook for dollar spread to LIBOR, growth in average receivables, bad debt expense, our capital investment in credit card receivables, and pretax segment ROIC; our expectations with respect to consolidated interest expense and full-year effective tax rates; and our expectations regarding the timing to complete our share repurchases.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in Exhibit (99)A to Form 10-Q for the fiscal quarter ending May 3, 2008, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

Item 1A.  Risk Factors

A description of risk factors and cautionary statements relating to forward looking information is included in Exhibit 99 (A) to our Form 10-Q for the quarter ended May 3, 2008, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended August 2, 2008, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
May 4, 2008 through May 31, 2008	10,197,604	$50.33	67,159,776	$6,468,694,823
June 1, 2008 through July 5, 2008	18,246,398	$50.04	85,406,174	$5,555,626,528
July 6, 2008 through August 2, 2008	5,388,120	$44.83	90,794,294	$5,314,060,113
Total	33,832,122	$49.30	90,794,294	$5,314,060,113

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. We intend to complete this share repurchase program within approximately three years through open market transactions and other means. Under the right combination of business results, liquidity and share price, we would expect to complete half, or more, of this program by the end of 2008. Since the inception of this share repurchase program, we have repurchased a total of 90.8 million shares of our common stock for a total cash investment of $4,686 million ($51.61 per share).

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises.  In the second quarter of 2008, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended August 2, 2008, 0.6 million shares were reacquired through these contracts. At August 2, 2008, we held long positions in prepaid forward contracts for 2.5 million shares of our common stock, for a total cash investment of $140 million, or $54.91 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

a)              Target Corporation held its Annual Shareholders’ Meeting on May 22, 2008.

b)             The shareholders voted for the election of four nominees to serve as Class II directors for three-year terms expiring in 2011 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Against	Withheld
Roxanne S. Austin	593,266,200	8,984,503	9,227,274
James A. Johnson	583,882,431	18,096,946	9,498,599
Mary E. Minnick	596,770,257	5,516,205	9,191,514
Derica W. Rice	596,369,180	5,748,995	9,359,801

c)              The shareholders voted to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Target Corporation for fiscal year 2008. The vote was 597,229,046 for, 5,494,399 against and 8,754,532 abstentions.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Restated Articles of Incorporation (as amended May 24, 2007) (1)

(3)B	By-laws (as amended through November 11, 1998) (2)

(4)A	Instruments defining the rights of security holders, including indentures. Registrant agrees to furnish the Commission on request copies of instruments with respect to long-term debt.

10(A)†	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association

10(B)	Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association

10(C)	Series 2008-1 Supplement dated as of May 19, 2008 among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association

10(D)

Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)

10(E)

Amendment No. 1 to Amended and Restated Pooling and Servicing Agreement dated as of August 22, 2001 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: August 29, 2008	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

10(A) †	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association	Filed Electronically

10(B)	Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association	Filed Electronically

10(C)	Series 2008-1 Supplement dated as of May 19, 2008 among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association	Filed Electronically

10(D)

Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)

Filed Electronically

10(E)

Amendment No. 1 to Amended and Restated Pooling and Servicing Agreement dated as of August 22, 2001 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)

Filed Electronically

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

†            Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.