Form 10-Q
period 2008-11-01
TARGET CORP
filed 2008-12-05
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at December 3, 2008 were 752,780,059.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions, except per share data) (unaudited)	2008	2007	2008	2007
Sales	$14,588	$14,342	$43,861	$42,132
Credit card revenues	526	493	1,527	1,364
Total revenues	15,114	14,835	45,388	43,496
Cost of sales	10,130	10,035	30,332	29,147
Selling, general and administrative expenses	3,245	3,191	9,436	9,124
Credit card expenses	403	222	1,023	574
Depreciation and amortization	469	429	1,352	1,225
Earnings before interest expense and income taxes	867	958	3,245	3,426
Interest expense, net
Nonrecourse debt collateralized by credit card receivables	60	41	126	98
Other interest expense	180	143	550	380
Interest income	(6)	(7)	(24)	(11)
Net interest expense	234	177	652	467
Earnings before income taxes	633	781	2,593	2,959
Provision for income taxes	264	298	988	1,138
Net earnings	$369	$483	$1,605	$1,821
Basic earnings per share	$0.49	$0.57	$2.07	$2.14
Diluted earnings per share	$0.49	$0.56	$2.06	$2.11
Weighted average common shares outstanding
Basic	753.5	845.6	776.4	850.8
Diluted	756.6	851.0	780.1	856.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	Nov. 1,	Feb. 2,	Nov. 3,
(millions)	2008	2008	2007
Assets	(unaudited )		(unaudited )
Cash and cash equivalents	$918	$2,450	$627
Credit card receivables, net of allowance of $765, $570 and $532	7,999	8,054	7,120
Inventory	9,050	6,780	8,746
Other current assets	2,272	1,622	1,841
Total current assets	20,239	18,906	18,334
Property and equipment
Land	5,727	5,522	5,387
Buildings and improvements	20,454	18,329	17,211
Fixtures and equipment	4,212	3,858	3,659
Computer hardware and software	2,610	2,421	2,361
Construction-in-progress	1,320	1,852	2,524
Accumulated depreciation	(8,798)	(7,887)	(7,536)
Property and equipment, net	25,525	24,095	23,606
Other noncurrent assets	1,277	1,559	1,349
Total assets	$47,041	$44,560	$43,289
Liabilities and shareholders’ investment
Accounts payable	$7,590	$6,721	$7,852
Accrued and other current liabilities	3,057	3,097	2,812
Unsecured debt and other borrowings	2,849	1,464	1,899
Nonrecourse debt collateralized by credit card receivables	-	500	1,000
Total current liabilities	13,496	11,782	13,563
Unsecured debt and other borrowings	11,966	13,226	9,339
Nonrecourse debt collateralized by credit card receivables	5,478	1,900	1,900
Deferred income taxes	589	470	421
Other noncurrent liabilities	1,932	1,875	1,906
Total noncurrent liabilities	19,965	17,471	13,566
Shareholders’ investment
Common stock	63	68	70
Additional paid-in capital	2,725	2,656	2,636
Retained earnings	10,967	12,761	13,630
Accumulated other comprehensive loss	(175)	(178)	(176)
Total shareholders’ investment	13,580	15,307	16,160
Total liabilities and shareholders’ investment	$47,041	$44,560	$43,289
Common shares outstanding	752.8	818.7	845.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended
	Nov. 1,	Nov. 3,
(millions) (unaudited)	2008	2007
Operating activities
Net earnings	$1,605	$1,821
Reconciliation to cash flow
Depreciation and amortization	1,352	1,225
Share-based compensation expense	43	59
Deferred income taxes	(32)	(72)
Bad debt provision	751	311
Loss on disposal of property and equipment, net	33	34
Other non-cash items affecting earnings	165	82
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	(313)	(260)
Inventory	(2,270)	(2,492)
Other current assets	(322)	(164)
Other noncurrent assets	5	4
Accounts payable	869	1,277
Accrued and other current liabilities	(270)	(297)
Other noncurrent liabilities	4	58
Other	160	-
Cash flow provided by operations	1,780	1,586
Investing activities
Expenditures for property and equipment	(2,827)	(3,418)
Proceeds from disposal of property and equipment	26	53
Change in accounts receivable originated at third parties	(383)	(978)
Other investments	(179)	(189)
Cash flow required for investing activities	(3,363)	(4,532)
Financing activities
Change in commercial paper, net	1,382	578
Additions to short-term notes payable	-	1,000
Reductions of short-term notes payable	(500)	-
Additions to long-term debt	3,557	3,650
Reductions of long-term debt	(1,254)	(1,254)
Dividends paid	(345)	(324)
Repurchase of stock	(2,815)	(1,071)
Stock option exercises and related tax benefit	34	204
Other	(8)	(23)
Cash flow provided by financing activities	51	2,760
Net decrease in cash and cash equivalents	(1,532)	(186)
Cash and cash equivalents at beginning of period	2,450	813
Cash and cash equivalents at end of period	$918	$627

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.  Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income / (Loss )
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total
February 3, 2007	859.8	$72	$2,387	$13,417	$(247)	$4	$15,633
Net earnings	-	-	-	2,849	-	-	2,849
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $38	-	-	-	-	59	-	59
Unrealized losses on cash flow hedges, net of taxes of $31	-	-	-	-	-	(48)	(48)
Total comprehensive income							2,860
Cumulative effect of adopting new accounting pronouncements	-	-	-	(31)	54	-	23
Dividends declared	-	-	-	(454)	-	-	(454)
Repurchase of stock	(46.2)	(4)	-	(2,689)	-	-	(2,693)
Premiums on call options	-	-	-	(331)	-	-	(331)
Stock options and awards	5.1	-	269	-	-	-	269
February 2, 2008	818.7	68	2,656	12,761	(134)	(44)	15,307
(unaudited)
Net earnings	-	-	-	1,605	-	-	1,605
Other comprehensive income Reclassification adjustment
for gains recognized into net earnings, net of taxes of $2	-	-	-	-	6	(3)	3
Total comprehensive income							1,608
Dividends declared	-	-	-	(351)	-	-	(351)
Repurchase of stock	(66.8)	(5)	-	(3,048)	-	-	(3,053)
Stock options and awards	0.9	-	69	-	-	-	69
November 1, 2008	752.8	$63	$2,725	$10,967	$(128)	$(47)	$13,580

Dividends declared per share were $0.16 and $0.14 for the three months ended November 1, 2008 and November 3, 2007, respectively, and $0.46 and $0.40 for the nine months ended November 1, 2008 and November 3, 2007. For the fiscal year ended February 2, 2008, dividends declared per share were $0.54.

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

During the first quarter of 2008 our Chief Executive Officer (CEO), Robert Ulrich, who was our chief operating decision maker (CODM) as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), retired, and he was succeeded by Gregg Steinhafel. As a result of this change and in light of the anticipated sale of an undivided interest in approximately one-half of our credit card receivables, we reevaluated the provisions of SFAS 131. Based upon our review performed in the first quarter of 2008, we determined that we have two reportable segments, which reflects how our new CODM reviews our results in terms of allocating resources and assessing performance. These two reportable segments are based on our different products and services: Retail and Credit Card. As a result, prior period disclosures reflect the change in reportable segments. Refer to Note 12 for more information.

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

Inventory shrink

Markdowns

Outbound shipping and handling expenses associated with sales to our guests

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

	Basic EPS				Diluted EPS
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions, except per share data)	2008	2007	2008	2007	2008	2007	2008	2007
Net earnings	$369	$483	$1,605	$1,821	$369	$483	$1,605	$1,821
Adjustment for prepaid forward contracts	-	-	-	-	-	(3)	-	(11)
Net earnings for EPS calculation	$369	$483	$1,605	$1,821	$369	$480	$1,605	$1,810
Basic weighted average common shares outstanding	753.5	845.6	776.4	850.8	753.5	845.6	776.4	850.8
Incremental stock options,
performance share units and
restricted stock units	-	-	-	-	3.1	5.7	3.7	6.3
Adjustment for prepaid forward contracts	-	-	-	-	-	(0.3)	-	(0.8)
Weighted average common shares outstanding	753.5	845.6	776.4	850.8	756.6	851.0	780.1	856.3
Earnings per share	$0.49	$0.57	$2.07	$2.14	$0.49	$0.56	$2.06	$2.11

For the November 1, 2008 and November 3, 2007 computations, 13.7 million and 4.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.  Cash Equivalents

We held cash equivalents (including money market investments) with market values of $397 million, $1,851 million and $2.5 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.  The market values of these investments are determined based upon quoted market prices (Level 1 inputs as defined by SFAS 157).

6.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs, was $765 million at November 1, 2008, $570 million at February 2, 2008 and $532 million at November 3, 2007. We estimate future write-offs based on delinquencies, risk scores, aging trends, industry risk trends and our historical experience. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $336 million at November 1, 2008, $235 million at February 2, 2008 and $197 million at November 3, 2007. Accounts are written off when they become 180 days past due.

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

In the second quarter of 2008, we sold a 47% interest in our credit card receivables to an affiliate of JPMorgan Chase.  This transaction was accounted for as a secured borrowing. The accounting guidance for such transactions, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125),” requires the inclusion of the receivables within the trust and any debt securities issued by the trust or a related trust in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the receivables transferred to the trust are not available to general creditors of Target. Upon termination of the securitization program and repayment of all debt securities issued from time to time by the trust, or a related trust, any remaining assets could be distributed to Target in a liquidation of TRC. The payments to JPMorgan Chase are made solely from the assets of the trust and are nonrecourse to the general assets of Target.

7.  Contingencies

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

8.  Debt and Derivative Financial Instruments

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. Notes payable under this program totaled $1,382 million and $578 million at November 1, 2008 and November 3, 2007, respectively, and are included in current portion of unsecured debt and other borrowings on the Consolidated Statement of Financial Position.  There were no amounts outstanding under our commercial paper program at February 2, 2008.

Our derivative instruments primarily consist of interest rate swaps that hedge the fair value of certain debt by effectively converting interest from a fixed rate to a floating rate. The majority of these instruments qualify for hedge accounting, and the associated assets and liabilities are recorded in the Consolidated Statements of Financial Position. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, are recognized within earnings in the current period. Ineffectiveness would result when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. At the end of the third quarter of 2008, we had three interest rate swaps designated as hedges of fixed rate borrowings, with aggregate notional amounts of $950 million, and there was no ineffectiveness recognized related to these swaps during the three and nine months ended November 1, 2008 and November 3, 2007. At the end of the third quarter of 2008, we also held two $500 million notional amount interest rate swaps that were not designated as hedges.  During the quarter, we recorded a net mark-to-market loss of $0.9 million related to these swaps.

During the first quarter of 2008, we terminated interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the

Consolidated Statements of Cash Flows. Additionally, in lieu of terminating one other interest rate swap, we entered into an interest rate swap with a notional amount of $500 million that is intended to economically realize the value of the existing swap (these two swaps are referred to in the last sentence of the preceding paragraph). All of these previously existing swaps were designated as hedges, and concurrent with the first quarter 2008 transactions, we were required to stop making market value adjustments to the associated hedged debt. As a result of these transactions, each previously hedged borrowing is now being amortized to par value over its remaining life. During fiscal 2008, we expect to amortize approximately $49 million of these hedged debt valuation adjustments into earnings as a reduction of interest expense – $42 million related to the terminated interest rate swaps and $7 million related to the previously existing swap that is no longer being accounted for as a hedge. Of the $49 million reduction to interest expense that will be recorded in 2008, $13 million was recognized in the third quarter and $37 million was recognized during the nine months ended November 1, 2008.

Unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps totaled $206 million at November 1, 2008 and $15 million as of November 3, 2007.

In the first quarter of 2008, we adopted SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  For assets and liabilities measured at fair value on a recurring basis, the reporting entity must disclose information that enables users of its financial statements to assess the inputs used to develop those measurements.  Our interest rate swaps are recorded at fair value, and they are defined as Level 2 assets and liabilities because their fair value is measurable using inputs other than quoted prices that are observable (for example, interest rates and yield curves observable at commonly quoted intervals). At November 1, 2008, February 2, 2008 and November 3, 2007, interest rate swaps were outstanding in notional amounts totaling $1,950 million, $4,575 million and $4,575 million, respectively. The market value of these outstanding interest rate swaps were assets of $88 million, $223 million and $64 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

9.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1998.

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended November 1, 2008. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

10.  Share Repurchase

During the quarter ended November 1, 2008, we repurchased 2.5 million shares of our common stock, for a total cash investment of $140 million (average price per share of $54.93), and for the nine months ended November 1, 2008, we repurchased 66.8 million shares of our common stock, for a total cash investment of $3,380 million (average price per share of $50.54). Included in the total cash investment in the three and nine months ended November 1, 2008 were prior period cash outlays of $140 million and $453 million, respectively. Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 93.3 million shares of our common stock, for a total cash investment of $4,826 million (average price per share of $51.70).

Our share repurchases during the nine months ended November 1, 2008, included 30 million shares that were acquired through the exercise of call options.

Call Option Repurchase Details
	Number of		(amounts per share)			Total Cost
Series	Options Exercised	Exercise Date	Premium (a)	Strike Price	Total	(millions)
Series I	10,000,000	April 2008	$11.04	$40.32	$51.36	$514
Series II	10,000,000	May 2008	10.87	39.31	50.18	502
Series III	10,000,000	June 2008	11.20	39.40	50.60	506
Total	30,000,000		$11.04	$39.68	$50.71	$1,522

(a)Paid in January 2008.

All the shares reacquired during the quarter ended November 1, 2008 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the quarter had a total cash investment of $140 million and an aggregate market value of $143 million at their respective settlement dates.

At November 1, 2008, we held long positions in prepaid forward contracts for 2.3 million shares of our common stock, for a total cash investment of $95 million, or an average price per share of $41.11.

In light of our current business outlook, in November 2008 we announced a temporary suspension of our open-market share repurchase program.

11.  Pension, Postretirement Health Care and Other Benefits

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

Net Pension Expense and Postretirement Healthcare Expense
	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$24	$24	$70	$73	$1	$1	$3	$3
Interest cost	29	26	87	78	2	2	6	6
Expected return on assets	(41)	(38)	(121)	(114)	-	-	-	-
Recognized losses	4	10	12	29	-	-	-	-
Recognized prior service cost	(1)	(1)	(3)	(3)	-	-	-	-
Total	$15	$21	$45	$63	$3	$3	$9	$9

We also maintain nonqualified, unfunded deferred compensation plans for approximately 4,000 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants who are not executive officers, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 13 current and 50 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans by investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans. These investment vehicles include company owned life insurance on approximately 4,000 highly compensated team members who have given their consent to be insured and prepaid forward contracts in our own common stock. The fair value of these assets was as follows:

Nonqualified Plan-Related Investments	Nov. 1,	Feb. 2,	Nov. 3,
(millions)	2008	2008	2007
Company owned life insurance (a)	$438	$578	$581
Prepaid forward contracts (b)	86	128	142
Total	$524	$706	$723

(a)Company owned life insurance investments largely comprise investments in index funds and other investments. The market values of these investments are determined based upon quoted market prices (Level 1 inputs as defined by SFAS 157).  The amounts are shown net of loans that are secured by some of these policies. The loan balances were $441 million, $379 million, and $380 million as of November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

(b) The values of prepaid forward contracts are determined by reference to the market prices of Target common stock (Level 2 inputs as defined by SFAS 157).

All of these investments are general corporate assets that are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The gains and losses recognized on these investments effectively offset the gains and losses associated with the returns earned by participants in our deferred compensation plans. These amounts include the change in fair value of the prepaid forward contracts indexed to our own common stock recorded in earnings as a pre-tax gain of $29 million and $1 million for the three months ended November 1, 2008 and November 3, 2007, respectively, and a pre-tax gain/(loss) of $(2) million and $7 million for the nine months ended November 1, 2008 and November 3, 2007, respectively. For the nine months ended November 1, 2008 and November 3, 2007, we invested approximately $207 million and $127 million, respectively, in prepaid forward contracts in our own common stock, and these investments are included in the Consolidated Statement of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts.

During the quarter ended November 1, 2008, we settled outstanding prepaid forward contracts and received 2.5 million shares of our common stock.  By November 1, 2008, these contracts were replaced with prepaid forward contracts for 2.3 million shares of our own common stock for a cash investment of $95 million (average price per share of $41.11).  The terms of the new contracts significantly reduce the counterparty credit risk associated with these agreements.

12.  Segment Reporting

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

Business Segment Results	Three Months Ended Nov. 1, 2008			Three Months Ended Nov. 3, 2007
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,588	$526	$15,114	$14,342	$493	$14,835
Cost of sales	10,130	-	10,130	10,035	-	10,035
Bad debt expense	-	314	314	-	130	130
SG&A expenses (a)	3,221	113	3,334	3,167	116	3,283
Depreciation and amortization	465	4	469	425	4	429
Earnings before interest expense and income taxes	772	95	867	715	243	958
Interest expense on nonrecourse debt collateralized by credit card receivables	-	60	60	-	41	41
Segment profitability	$772	$35	807	$715	$202	917
Unallocated (income) and expenses
Other interest expense			180			143
Interest income			(6)			(7)
Earnings before income taxes			$633			$781

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $24 million in the third quarter of 2008 and $24 million in the third quarter of 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to SG&A expenses within the Credit Card Segment.

Business Segment Results	Nine Months Ended Nov. 1, 2008			Nine Months Ended Nov. 3, 2007
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$43,861	$1,527	$45,388	$42,132	$1,364	$43,496
Cost of sales	30,332	-	30,332	29,147	-	29,147
Bad debt expense	-	751	751	-	311	311
SG&A expenses (a)	9,361	347	9,708	9,052	335	9,387
Depreciation and amortization	1,339	13	1,352	1,213	12	1,225
Earnings before interest expense and income taxes	2,829	416	3,245	2,720	706	3,426
Interest expense on nonrecourse debt collateralized by credit card receivables	-	126	126	-	98	98
Segment profitability	$2,829	$290	3,119	$2,720	$608	3,328
Unallocated (income) and expenses
Other interest expense			550			380
Interest income			(24)			(11)
Earnings before income taxes			$2,593			$2,959

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $75 million for the nine months ended November 1, 2008 and $73 million for the nine months ended November 3, 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to SG&A expenses within the Credit Card Segment.

Total Assets by Segment	Nov. 1, 2008			Feb. 2, 2008			Nov. 3, 2007
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$38,780	$8,261	$47,041	$36,306	$8,254	$44,560	$35,918	$7,371	$43,289

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Results of Operations

Total revenues for the three and nine months ended November 1, 2008 were $15,114 million and $45,388 million, respectively, compared with $14,835 million and $43,496 million, respectively, for the same periods last year, an increase of 1.9 percent and 4.4 percent, respectively.

Net earnings for the three and nine months ended November 1, 2008 were $369 million, or $0.49 per share, and $1,605 million and $2.06 per share, respectively, compared with $483 million, or $0.56 per share, and $1,821 million and $2.11 per share, respectively, for the same periods last year. All earnings per share figures refer to diluted earnings per share.

As described in Notes 1 and 12, we changed our reportable business segments in the first quarter of 2008. Additionally, as described in Note 3, we changed our cost classification policy with respect to certain supply chain costs.

Retail Segment

Retail Segment Results	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions)	2008	2007	2008	2007
Sales	$14,588	$14,342	$43,861	$42,132
Cost of sales	10,130	10,035	30,332	29,147
Gross margin	4,458	4,307	13,529	12,985
SG&A expenses (a)	3,221	3,167	9,361	9,052
EBITDA	1,237	1,140	4,168	3,933
Depreciation and amortization	465	425	1,339	1,213
EBIT	$772	$715	$2,829	$2,720

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $24 million and $75 million for the three and nine months ended November 1, 2008, respectively, and $24 million and $73 million for the three and nine months ended November 3, 2007, respectively, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Gross margin rate	30.6%	30.0%	30.8%	30.8%
SG&A expense rate	22.1%	22.1%	21.3%	21.5%
EBITDA margin rate	8.5%	7.9%	9.5%	9.3%
Depreciation and amortization expense rate	3.2%	3.0%	3.1%	2.9%
EBIT margin rate	5.3%	5.0%	6.4%	6.5%

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage.  Total sales for the Retail Segment for the quarter were $14,588 million, compared with $14,342 million for the same period a year ago, an increase of 1.7% percent. For the nine month period ending November 1, 2008, total sales for the Retail Segment were $43,861 million, compared with $42,132 million for the same period a year ago, an increase of 4.1 percent.  Total sales growth in the Retail Segment was positively impacted by our new stores, somewhat offset by a decline in comparable-store sales.

Comparable-store sales is a measure that indicates the performance of our existing stores by measuring the growth in sales for such stores for a period over the comparable, prior-year period of equivalent length.  The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.

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

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Comparable-store sales	(3.3)%	3.7%	(1.5)%	4.3%
Effect of transactions on comparable store sales:
Number of transactions	(3.6)%	1.3%	(2.5)%	1.0%
Average transaction amount	0.3%	2.5%	1.0%	3.0%
Units per transaction	(1.5)%	0.9%	(1.3)%	1.1%
Dollars per unit	1.8%	1.6%	2.3%	1.9%

In fiscal 2008, the decline in comparable store sales was driven by a decline in the number of transactions, partially offset by an increase in average transaction amount, which reflects the effect of a decrease in number of units per transaction partially offset by higher dollars per unit within the transactions.

Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, and comparable-store sales rates are impacted by transfer of sales to new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. In the third quarter of 2008, our gross margin rate was 30.6 percent compared with 30.0 percent in the same period last year, driven by increases in gross margin rates within categories that benefitted the rate (approximately 1.0 percent), partially offset by the mix impact of faster sales growth in lower margin rate categories (approximately 0.4 percent). Rate improvement within categories during the quarter was driven partly by an array of inventory control initiatives that minimized markdowns and by a favorable supply chain expense rate (0.2 percent), about half of which was driven by improved workers compensation expenses.  For the nine months ended November 1, 2008, our gross margin rate was 30.8 percent, unchanged from the same period last year. While our year-to-date gross margin rate was flat, we experienced increases in gross margin rates within categories that benefitted the rate (approximately 0.6 percent) that were entirely offset by the mix impact of faster sales growth in lower margin rate categories (approximately 0.6 percent).  The same factors that drove changes in our quarterly gross margin rate affected our year-to-date gross margin rate, except that the changes in sales mix on the gross margin rate fully offset the factors driving rate improvements within merchandise categories.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 for a description of expenses included in SG&A expense. SG&A expenses exclude depreciation and amortization. In the third quarter of 2008 and 2007, our SG&A expense rate was 22.1 percent.  For the nine months ended November 1, 2008, our SG&A rate was 21.3 percent compared with 21.5 percent in the same period last year. We were able to achieve these essentially flat expense rates due to continued productivity gains in our stores and disciplined control of expenses across the company.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In the third quarter of 2008, our depreciation and amortization expense rate was 3.2 percent compared with 3.0 percent  for the same period last year.  For the nine months ended November 1, 2008, our depreciation and amortization expense rate was 3.1 percent compared with 2.9 percent for the same period last year.  The rate unfavorability resulted from sales growing at a slower pace than capital expenditures.

Store Data

During the quarter, we opened 45 new stores, including 37 general merchandise stores (28 net of store closings) and 8 SuperTarget stores.

Number of Stores and Retail	Number of Stores			Retail Square Feet (a)
Square Feet	Nov. 1,	Feb. 2,	Nov. 3,	Nov. 1,	Feb. 2,	Nov. 3,
	2008	2008	2007	2008	2008	2007
Target general merchandise stores	1,445	1,381	1,381	180,200	170,858	170,518
SuperTarget stores	239	210	210	42,220	37,087	37,022
Total	1,684	1,591	1,591	222,420	207,945	207,540

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

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

Credit Card Segment Results	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions)	2008	2007	2008	2007
Finance charge revenue	$366	$334	$1,060	$935
Late fees and other revenue	123	113	352	311
Third party merchant fees	37	46	115	118
Total revenues	526	493	1,527	1,364
Bad debt expense	314	130	751	311
Operations and marketing expenses (a)	113	116	347	335
Depreciation and amortization	4	4	13	12
Total expenses	431	250	1,111	658
EBIT	95	243	416	706
Interest expense on nonrecourse debt collateralized
by credit card receivables	60	41	126	98
Segment profitability	$35	$202	$290	$608
Average receivables funded by Target (b)	$3,272	$4,479	$4,392	$4,612
Segment pretax ROIC (c)	4.3%	18.0%	8.8%	17.6%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $24 million and $75 million for the three and nine months ended November 1, 2008, respectively, and $24 million and $73 million for the three and nine months ended November 3, 2007, respectively, are recorded as an increase to Operations and Marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average credit card receivables funded by Target. These amounts exclude $5,473 million and $4,176 million for the three and nine months ended November 1, 2008, respectively, and $2,845 million and $2,296 million for the three and nine months ended November 3, 2007, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profitability divided by average receivables funded by Target, expressed as an annualized rate.

Spread Analysis - Total Portfolio	Three Months Ended Nov. 1, 2008			Three Months Ended Nov. 3, 2007
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$95	4.3%	(b)	$243	13.3%	(b)
LIBOR (a)		3.1%			5.3%
Spread to LIBOR (c)	$27	1.2%	(b)	$146	8.0%	(b)

(a) Balance-weighted one-month LIBOR

(b) As a percentage of average receivables

(c) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

Spread Analysis - Total Portfolio	Nine Months Ended Nov. 1, 2008			Nine Months Ended Nov. 3, 2007
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$416	6.5%	(b)	$706	13.6%	(b)
LIBOR (a)		2.8%			5.3%
Spread to LIBOR (c)	$235	3.7%	(b)	$431	8.3%	(b)

(a) Balance-weighted one-month LIBOR

(b) As a percentage of average receivables

(c) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

We measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level.  Our primary measure of profitability in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital Target has invested in our credit card receivables.  At the portfolio level, the decline in dollar spread to LIBOR is almost entirely due to increased bad debt expense, resulting from higher current period write-offs and additions to the reserve for anticipated future write-offs of current receivables.  In addition, our Credit Card Segment profitability was also affected by finance charge yield pressure from the impact of reductions in the prime rate and higher interest expense resulting from increased third-party funding of our receivables in 2008, as compared with 2007.

Receivables Rollforward Analysis	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions)	2008	2007	2008	2007
Beginning receivables	$8,641	$6,906	$8,624	$6,711
Charges at Target	955	1,062	2,923	3,053
Charges at third parties	2,082	2,615	6,488	6,706
Payments	(3,221)	(3,299)	(10,209)	(9,848)
Other	307	368	938	1,030
Period-end receivables	$8,764	$7,652	$8,764	$7,652
Average receivables	$8,745	$7,324	$8,568	$6,908
Accounts with three or more payments (60+ days) past due as a percentage of period-end receivables	5.6%	3.8%	5.6%	3.8%
Accounts with four or more payments (90+ days) past due as a percentage of period-end receivables	3.8%	2.6%	3.8%	2.6%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
(millions)	2008	2007	2008	2007
Allowance at beginning of period	$661	$509	$570	$517
Bad debt provision	314	130	751	311
Net write-offs	(210)	(107)	(556)	(296)
Allowance at end of period	$765	$532	$765	$532
As a percentage of period-end receivables	8.7%	7.0%	8.7%	7.0%
Net write-offs as a percentage of average receivables (annualized)	9.6%	5.8%	8.7%	5.7%

Average receivables in the third quarter increased 19.4 percent to approximately $8,745 million from approximately $7,324 million at the end of the 2007 third quarter. Average receivables in the nine months ended November 1, 2008 increased 24.0 percent to approximately $8,568 million from approximately $6,908 million in the nine months ended November 3, 2007.

In part, the growth in receivables is the annualized impact from last year’s product change from proprietary Target Cards to Target Visa cards for a group of higher credit-quality Target Card Guests. A product change to a Target Visa card generally results in a higher receivables balance because it can be used for purchases outside of Target stores and has a higher credit limit. Accounts converted from a Target Card to a Target Visa accounted for approximately 15 percentage points of the growth in average receivables. The remainder of the growth was primarily due to lower payment rates on accounts, offset by lower charge activity across all segments of the portfolio.

As a result of domestic economic conditions and the related impact on the performance of the overall portfolio, including increased bad debt expense and growth of past due receivable amounts from prior period levels, we have adjusted our risk management controls on portfolio underwriting, including decreasing the number of new accounts that are opened, decreasing the average credit lines associated with the accounts, and engaging in proactive collection activities.

Other Performance Factors

Net interest expense was $234 million and $652 million, for the three and nine month periods ended November 1, 2008, respectively, a $58 million and $185 million increase from the three and nine months ended November 3, 2007, reflecting significantly higher debt balances supporting capital investment, share repurchase and the receivables portfolio, partially offset by lower average debt portfolio interest rates.

Our effective tax rate for the third quarter of 2008 was 41.7 percent compared with 38.1 percent for the third quarter of 2007.  The increase in the effective rate between benchmark periods primarily resulted from negative capital market returns on company owned life insurance investments.  We use these investments to economically hedge market risk in our deferred compensation plans. Returns on company owned life insurance investments are not taxable. In the third quarter of 2008, we incurred losses related to capital market returns from company owned life insurance investments as compared to gains from these investments in the third quarter of 2007.  The losses in the third quarter of 2008 resulted in a lower amount of non-taxable income than in the third quarter of 2007.  This resulted in a higher effective tax rate for the third quarter of 2008 as compared to the third quarter of 2007.  Future periods’ tax rates will be directly affected by capital market returns in those periods.  The year-to-date effective tax rate slightly decreased to 38.1 percent in 2008 from 38.5 percent in 2007.

Accumulated other comprehensive income/(loss) may be adversely impacted at the end of our fiscal year as a result of the non-cash remeasurement of the plan assets and benefit obligations required under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The impact is dependent on the fair value determination of plan assets and benefit obligations at the measurement date.

Analysis of Financial Condition

Liquidity and Capital Resources

Our financial condition remains strong. In assessing our financial condition, we consider factors such as cash flows provided by operations, capital expenditures and debt service obligations. We continue to fund our growth through a combination of internally-generated funds and debt financing, including notes payable under our commercial paper program.  We funded our 2008 peak sales season working capital needs through our commercial paper program, consistent with prior years and without any funding disruptions.  Notes payable under our commercial paper program totaled $1,382 million and $578 million at November 1, 2008 and November 3, 2007, respectively.

Gross credit card receivables at quarter end were $8,764 million compared with $7,652 million at the end of the third quarter 2007, an increase of 14.5 percent. Inventory at quarter end was $9,050 million compared with $8,746 million at the end of third quarter 2007, an increase of 3.5 percent, reflecting the natural increase required to support additional square footage and sales growth.

Capital expenditures for the nine months ended November 1, 2008 were $2,827 million, compared with $3,418 million for the same period a year ago. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets.  In light of the current operating environment, we have fewer opportunities to productively invest capital and have reduced our forecasted capital expenditures for 2009 to levels below prior periods.

During the quarter ended November 1, 2008, we repurchased 2.5 million shares of our common stock. The cash investment of $140 million ($54.93 per share) related to these shares was a prior period outlay.  Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 93.3 million shares of our common stock, for a total cash investment of $4,826 million ($51.70 per share). Refer to Note 10 for additional information.

In light of our current business outlook, in November 2008 we announced a temporary suspension of open-market share repurchase program.

As described in Note 6, we sold a 47 percent undivided interest in our credit card receivables for approximately $3.6 billion during the second quarter of 2008.

Outlook for Fiscal Year 2008

The increasing financial challenges and economic uncertainty facing U.S. households as well as increased competitive pressure are expected to continue to negatively influence our performance for the remainder of the 2008 fiscal year.

In our Retail Segment, our sales performance in the fourth quarter is expected to be adversely impacted by the current economic environment and a compressed holiday season due to fewer days between Thanksgiving and Christmas. Despite conservative inventory management and tight expense control, this weak sales outlook is expected to pressure fourth quarter gross margin and expense rates and result in a moderate decline in fourth quarter operating margin rate from 2007.  It is our expectation that comparable-store sales in the fourth quarter will be lower than the third quarter, and the range of possible outcomes is broad.

In our Credit Card Segment, we expect to end the year with receivables up to 10 percent higher than 2007, reflecting typical seasonal growth and the annualization of last year’s product change. We expect our fourth quarter annualized net write-off rate to be in the range of 10 to 11 percent, resulting in a full-year net write-off rate slightly above 9 percent. As the full benefit of terms changes are realized in the fourth quarter, our key overall measure of portfolio performance, spread to LIBOR, and our key measure at the segment level, pre-tax ROIC, are anticipated to be around or slightly above our third quarter levels.

We expect that there will continue to be variability between our individual quarterly and full-year effective tax rates as tax uncertainties arise and are resolved. For the full year 2008, we expect an effective tax rate in the range of 38.0 to 38.5 percent.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The forward-looking statements in this report include: the anticipated impact of new accounting pronouncements; the adequacy of our reserves in light of the expected outcome of litigation and tax uncertainties; the impact to accumulated other comprehensive income / (loss) for the remeasurement of plan assets and benefit obligations; the amortization of hedged debt valuation adjustments; for our Retail Segment, our outlook for sales, operating margin rate, comparable-store sales, gross margin rate, and depreciation expense; for our Credit Card Segment, our outlook for year-end receivable balances, net write-off rates, dollar spread to LIBOR, and pretax segment ROIC; and our expectations with respect to our full-year effective tax rates.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors on Exhibit (99)A to this Form 10-Q, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Target is a defendant in a civil lawsuit filed by the California Attorney General in October 2008 alleging that it sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid and air fresheners), and other products that were not approved for sale in California (gas cans and gas generators).  The case is in its early stages and settlement discussions are continuing.  We anticipate that any resolution of this matter is likely to exceed $100,000.

For a description of legal proceedings see Note 7.

The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 1A.  Risk Factors

A description of risk factors and cautionary statements relating to forward looking information is included in Exhibit 99 (A) to our Form 10-Q for the quarter ended November 1, 2008, which is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended November 1, 2008, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
August 3, 2008 through August 30, 2008	606,209	$51.16	91,400,503	$5,283,047,957
August 31, 2008 through September 4, 2008	1,934,383	56.12	93,334,886	5,174,497,303
October 5, 2008 through November 1, 2008	-	-	93,334,886	5,174,497,303
Total	2,540,592	$54.93	93,334,886	$5,174,497,303

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased a total of 93.3 million shares of our common stock for a total cash investment of $4,826 million ($51.70 per share).  In light of our current business outlook, in November 2008 we announced a temporary suspension of our open-market share repurchase program.

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises.  In the third quarter of 2008, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended November 1, 2008, 2.5 million shares were reacquired through these contracts. At November 1, 2008, we held long positions in prepaid forward contracts for 2.3 million shares of our common stock, for a total cash investment of $95 million, or $41.11 per share.

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

TARGET CORPORATION

Dated: December 5, 2008	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(99)A	Risk Factors	Filed Electronically