Form 10-K
period 2009-01-31
TARGET CORP
filed 2009-03-13
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 2, 2008 was $33,662,914,485, based on the closing price of $44.68 per share of Common Stock as reported on the New York Stock Exchange- Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $.0833, outstanding at March 11, 2009 were 752,672,699.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 13, 2009 are incorporated into Part III.

PART I

Item 1.    Business

General

        Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate as two reportable segments: Retail and Credit Card.

        Our Retail Segment includes all of our merchandising operations, including our large-format general merchandise and food discount stores in the United States and our fully integrated online business. We offer both everyday essentials and fashionable, differentiated merchandise at exceptional prices. Our ability to deliver a shopping experience that is preferred by our guests is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. As a component of the Retail Segment, our online business strategy is designed to enable guests to purchase products seamlessly either online or by locating them in one of our stores with the aid of on-line research and location tools. Our online shopping site offers similar merchandise categories to those found in our stores, excluding food items and household commodities.

        Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card (collectively, REDcards). Our Credit Card Segment strengthens the bond with our guests, drives incremental sales and contributes to our results of operations.

        Prior to 2008, we operated as a single business segment. Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 28 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Highlights

        Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2008 (2008) ended January 31, 2009 and consisted of 52 weeks. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks. Fiscal year 2006 (2006) ended February 3, 2007 and consisted of 53 weeks.

        For information on key financial highlights, see the items referenced in Item 6, Selected Financial Data, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Seasonality

        Due to the seasonal nature of our business, a substantially larger share of total annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

        We operate Target general merchandise stores with a wide assortment of general merchandise and a limited assortment of food items, as well as SuperTarget stores with a full line of food and general merchandise items. Target.com offers a wide assortment of general merchandise including many items found in our stores and a complementary assortment, such as extended sizes and colors, sold only online. A significant portion of our sales is from national brand merchandise. In addition, we sell merchandise under private-label brands including, but not limited to, Archer Farms®, Boots & Barkley®, Choxie®, Circo®, Durabuilt®, Embark®, Garden Place®, Gilligan & O'Malley®, itso™, Kaori®, Market Pantry®, Merona®, Playwonder®, Room Essentials®, Sutton and Dodge®, Target Brand, Target Home, Trutech®, Vroom®, Wine Cube®, and Xhilaration®. We also sell merchandise through unique programs such as ClearRxSM, GO International®, and Home Design Event. In addition, we sell merchandise under licensed brands including, but not limited to, C9 by Champion, Chefmate, Cherokee, Converse One Star, Eddie Bauer, Fieldcrest, Genuine Kids by Osh Kosh, Kitchen Essentials by Calphalon, Liz Lange for Target, Michael Graves Design, Mossimo, Nick & Nora, Perfect Pieces by Victoria Hagan, Sean Conway, Simply Shabby Chic, Smith & Hawken, Sonia Kashuk, Thomas O'Brien,

Waverly and Woolrich. We also generate revenue from in-store amenities such as Food Avenue®, Target Clinic®, Target PharmacySM, and Target PhotoSM, and from leased or licensed departments such as Optical, Pizza Hut, Portrait Studio and Starbucks.

Sales by Product Category	Percentage of Sales
	2008	2007	2006

Consumables and commodities	37%	34%	32%
Electronics, entertainment, sporting goods and toys	22	22	23
Apparel and accessories	20	22	22
Home furnishings and décor	21	22	23

Total	100%	100%	100%

Distribution

        The vast majority of our merchandise is distributed through our network of distribution centers. We operated 34 distribution centers at January 31, 2009. General merchandise is shipped to and from our distribution centers by common carriers. Certain food items are distributed by third parties. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

        At January 31, 2009, we employed approximately 351,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 400,000 team members. We consider our team member relations to be good. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, short-term and long-term disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts.

Working Capital

        Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December. The increase in working capital during this time is typically financed with cash flow provided by operations and short-term borrowings.

        Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

        In our Retail Segment, we compete with traditional and off-price general merchandise retailers, apparel retailers, Internet retailers, wholesale clubs, category specific retailers, drug stores, supermarkets and other forms of retail commerce. Our ability to differentiate ourselves from other retailers largely determines our competitive position within the retail industry.

        In our Credit Card Segment, our primary mission is to deliver financial products and services that drive sales and deepen guest relationships at Target. Our financial products compete with those of other issuers for market share of sales volume. Our ability to differentiate the value of our financial products primarily through our rewards programs, terms, credit line management, and guest service determines our competitive position.

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

Item 1A.    Risk Factors

        Our business is subject to a variety of risks. The most important of these is our ability to remain relevant to our guests and a brand they trust. Meeting our guests' expectations requires us to manage various operational and financial risks. Set forth below are the most significant risks that we face.

Our success depends on our ability to positively differentiate ourselves from other retailers.

        The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service and marketing efforts. Guest perceptions regarding the cleanliness and safety of our stores and our in-stock levels are also factors in our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margin and expenses. If we fail to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margin and profitability could suffer.

        A substantial part of our business is dependent on our ability to make trend-right decisions in apparel, home décor, seasonal offerings and other merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could lead to lost sales, increased markdowns on inventory and adversely affect our results of operations.

All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

        All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. The success of our credit card business is also highly dependent on consumers' willingness to use credit cards over other payment methods, their ability to pay and our ability to anticipate changes to the risk profile of our cardholders when extending credit. Deterioration in macroeconomic conditions and consumer confidence could negatively impact our business in many ways, including:

  •
  Slowing sales growth or reduction in overall sales.
  •
  Reducing gross margins.
  •
  Increasing our expenses, including bad debt expense.

If we do not continually attract, train and retain qualified employees, our results of operations could be adversely affected.

        Our business is dependent on our ability to attract, train and retain a large and growing number of qualified team members. Many of those team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, health care costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, guest service levels and support functions could suffer, and we could experience delays in opening new stores. Those factors, together with increased wage and benefit costs, could adversely affect our results of operations.

Inability to build new stores in suitable locations could slow our growth, and difficulty in building new stores could increase our costs and capital requirements.

        Our future growth is dependent, in part, on our ability to build new stores and expand existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. In addition, for many sites we are dependent on a third party developer's ability to acquire land, obtain financing and secure the necessary zoning changes and permits for a larger project, of which our store may be one component. Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and also influence the cost of constructing and expanding our stores. A significant portion of our expected new store development activity is planned to occur within fully developed markets, which is generally a more time-consuming and expensive undertaking than developments in undeveloped suburban and ex-urban markets. Delays in new store openings could have an adverse effect on our sales growth, and increased costs associated with new stores and store expansions could adversely affect our results of operations.

Interruptions in our supply chain could adversely affect our results.

        We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise shortages that could lead to lost sales. In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, tariffs, currency exchange rates, the outbreak of pandemics, labor unrest, transport capacity and costs, port security or other events that could slow port activities and impact foreign trade are beyond our control and could disrupt our supply of merchandise and adversely affect our results of operations.

Product safety concerns could adversely affect our sales and results of operations.

        If our merchandise offerings, including food, drug and children's products, do not meet applicable safety standards or our guests' expectations regarding safety, we could experience lost sales, experience increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative guest perceptions regarding the safety of the products we sell could cause our guests to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our guests.

If we fail to protect the security of personal information about our guests, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

        The nature of our business involves the receipt and storage of personal information about our guests. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products, decline to use our pharmacy services, or stop shopping at our stores altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Changes in federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.

        Our business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of 2008) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, certain aspects of our business, such as our pharmacy and credit card operations, are more heavily regulated than other areas. Changes in the regulatory environment regarding topics such as banking and consumer credit, Medicare reimbursements, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

Given the geographic concentration of our stores, natural disasters could adversely affect our results of operations.

        Our three largest states, by total sales, are California, Texas and Florida, areas where hurricanes and earthquakes are prevalent. Such events could result in significant physical damage to or closure of one or more of our stores or distribution centers, and cause delays in the distribution of merchandise from our vendors to our distribution centers and stores, which could adversely affect our results of operations.

Changes in our effective income tax rate could affect our results of operations.

        Our effective income tax rate is influenced by a number of factors, including statutory tax rates, the valuation of deferred tax assets and liabilities, and, due to the method by which we economically hedge our deferred compensation liabilities, changes in capital market returns. Changes in the tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. In addition, our effective income tax rate bears an inverse relationship to capital market returns due principally to our use of company-owned life insurance as an investment vehicle to economically hedge our deferred compensation liabilities.

If we are unable to access the capital markets or obtain bank credit, our growth plans, liquidity and results of operations could suffer.

        We are dependent on a stable, liquid and well-functioning financial system to fund our operations and growth plans. In particular, we have historically relied on the public debt markets to raise capital for new store development and other capital expenditures, the commercial paper market and bank credit facilities to fund seasonal needs for working capital, and the asset-backed securities markets to partially fund our accounts receivable portfolio. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could adversely affect our ability to meet our capital requirements, fund our working capital needs or lead to losses on derivative positions resulting from counterparty failures.

Item 1B.    Unresolved Staff Comments

  Not applicable

Item 2.    Properties

        At January 31, 2009, we had 1,682 stores in 48 states and the District of Columbia:

	Number of Stores	Retail Sq. Ft. (in thousands)		Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	19	2,681	Montana	7	780
Alaska	2	333	Nebraska	14	2,006
Arizona	48	6,296	Nevada	16	2,056
Arkansas	7	890	New Hampshire	8	1,023
California	236	30,909	New Jersey	42	5,489
Colorado	41	6,089	New Mexico	9	1,024
Connecticut	19	2,545	New York	62	8,328
Delaware	2	268	North Carolina	47	6,156
District of Columbia	1	179	North Dakota	4	554
Florida	122	16,998	Ohio	63	7,826
Georgia	54	7,374	Oklahoma	12	1,708
Hawaii	—	—	Oregon	18	2,180
Idaho	6	664	Pennsylvania	51	6,552
Illinois	85	11,471	Rhode Island	4	517
Indiana	33	4,377	South Carolina	18	2,224
Iowa	21	2,855	South Dakota	4	446
Kansas	19	2,577	Tennessee	31	3,949
Kentucky	12	1,383	Texas	143	19,815
Louisiana	14	1,980	Utah	11	1,679
Maine	5	630	Vermont	—	—
Maryland	36	4,644	Virginia	55	7,289
Massachusetts	31	3,945	Washington	35	4,097
Michigan	60	7,110	West Virginia	5	627
Minnesota	73	10,481	Wisconsin	35	4,199
Mississippi	5	616	Wyoming	2	187
Missouri	35	4,582

			Total	1,682	222,588

        The following table summarizes the number of owned or leased stores and distribution centers at January 31, 2009:

	Stores	Distribution Centers (b)

Owned	1,442	27
Leased	73	6
Combined (a)	167	1

Total	1,682	34

(a)
Properties within the "combined" category are primarily owned buildings on leased land.
(b)
The 34 distribution centers have a total of 46,030 thousand square feet.

        We own our corporate headquarters buildings located in Minneapolis, Minnesota, and we lease and own additional office space in the United States. Our international sourcing operations have 28 office locations in 19 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained and suitable to carry on our business.

        For additional information on our properties, see also Capital Expenditures section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 13 and 21 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 3.    Legal Proceedings

        SEC Rule S-K Item 103 requires that companies disclose environmental legal proceedings involving a governmental authority when such proceedings involve potential monetary sanctions of $100,000 or more.

        We are a defendant in a civil lawsuit filed by the California Attorney General in October 2008 alleging that we sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid and air fresheners) and other products that were not approved for sale in California (gas cans and gas generators). The case is in its early stages and settlement discussions are continuing. We anticipate that any resolution of this matter is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows. In addition, we are one of many defendants in a lawsuit filed on February 13, 2008, by the State of California involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation, initially made by the California Air Resources Board in April 2006, involves a non-food product (hairspray) that allegedly contained levels of a volatile organic compound in excess of permissible levels. We anticipate that the settlement, to be fully indemnified by the vendor, is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows.

        The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

        For a description of other legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 4.    Submission of Matters to a Vote of Security Holders

  Not applicable

Item 4A.    Executive Officers

        The executive officers of Target as of March 11, 2009 and their positions and ages are as follows:

Name	Title	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary	48
Michael R. Francis	Executive Vice President and Chief Marketing Officer	46
John D. Griffith	Executive Vice President, Property Development	47
Beth M. Jacob	Senior Vice President, Technology Services and Chief Information Officer	47
Jodeen A. Kozlak	Executive Vice President, Human Resources	45
Troy H. Risch	Executive Vice President, Stores	41
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	53
Terrence J. Scully	President, Target Financial Services	56
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer	54
Kathryn A. Tesija	Executive Vice President, Merchandising	46

        Each officer is elected by and serves at the pleasure of the Board of Directors. There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors nor any arrangement or understanding pursuant to which any person was selected as an officer. The service period of each officer in the positions listed and other business experience for the past five years is listed below.

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary since March 2007. Senior Vice President, General Counsel and Corporate Secretary from June 2004 to March 2007. Senior Vice President from April 2004 to May 2004. Vice President from February 2002 to March 2004.
Michael R. Francis	Executive Vice President and Chief Marketing Officer since August 2008. Executive Vice President, Marketing from January 2003 to August 2008.
John D. Griffith	Executive Vice President, Property Development since January 2005. Senior Vice President, Property Development from February 2000 to January 2005.

Beth M. Jacob	Senior Vice President and Chief Information Officer since July 2008. Vice President, Guest Operations, Target Financial Services from August 2006 to July 2008. Vice President, Guest Contact Centers, Target Financial Services from September 2003 to August 2006.
Jodeen A. Kozlak
Executive Vice President, Human Resources since March 2007. Senior Vice President, Human Resources from February 2006 to March 2007. Vice President, Human Resources and Employee Relations General Counsel from November 2005 to February 2006. From June 2001 to November 2005 Ms. Kozlak held several positions in Employee Relations at Target.
Troy H. Risch	Executive Vice President, Stores since September 2006. Group Vice President from September 2005 to September 2006. Group Director from February 2002 to September 2005.
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer since February 2000.
Terrence J. Scully	President, Target Financial Services since March 2003.
Gregg W. Steinhafel	Chief Executive Officer since May 2008. President since August 1999. Director since January 2007. Chairman of the Board since February 2009.
Kathryn A. Tesija	Executive Vice President, Merchandising since May 2008. Senior Vice President, Merchandising, from July 2001 to May 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $.0833, and up to 5,000,000 shares of preferred stock, par value $.01. At March 11, 2009, there were 18,007 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2008 and 2007 are disclosed in Note 29 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.

        In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 93.7 million common shares for a total cash investment of $4,840 million ($51.66 per share). In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

        The table below presents information with respect to Target common stock purchases made during the three months ended January 31, 2009, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	per Share	Program	Program

November 2, 2008 through November 29, 2008	—	$—	93,334,886	$5,174,497,303
November 30, 2008 through January 3, 2009	364,831	41.13	93,699,717	5,159,490,017
January 4, 2009 through January 31, 2009	—	—	93,699,717	5,159,490,017

Total	364,831	$41.13	93,699,717	$5,159,490,017

The table above includes common stock shares reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. In the fourth quarter of 2008, 17,037 shares were acquired at an average per share price of $35.34 pursuant to our long-term incentive plans.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended January 31, 2009, 0.4 million shares were reacquired through these contracts. At January 31, 2009, we held asset positions in prepaid forward contracts for 2.2 million shares of our common stock, for a total cash investment of $88 million, or an average per share price of $39.98. Refer to Notes 24 and 26 of the Notes to Consolidated Financial Statements for further details of these contracts.

 Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 29,	January 28,	February 3,	February 2,	January 31,
	2004	2005	2006	2007	2008	2009

Target	$100.00	$134.62	$146.16	$166.98	$154.95	$85.91
S&P 500 Index	100.00	106.23	117.26	135.22	132.78	80.51
Peer Group	100.00	109.98	113.26	127.58	118.61	86.42

        The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and a peer group consisting of the companies comprising the S&P 500 Retailing Index and the S&P 500 Food and Staples Retailing Index (Peer Group) over the same period. The Peer Group index consists of 36 general merchandise, food and drug retailers and is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on January 31, 2004 and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
	2008	2007	2006(a)	2005	2004	2003

Financial Results: (millions)
Total revenues	$64,948	$63,367	$59,490	$52,620	$46,839	$42,025
Earnings from continuing operations	2,214	2,849	2,787	2,408	1,885	1,619
Net Earnings	2,214	2,849	2,787	2,408	3,198	1,809
Per Share:
Basic earnings per share	2.87	3.37	3.23	2.73	2.09	1.78
Diluted earnings per share	2.86	3.33	3.21	2.71	2.07	1.76
Cash dividends declared per share	0.62	0.54	0.46	0.38	0.31	0.27
Financial Position: (millions)
Total assets	44,106	44,560	37,349	34,995	32,293	27,390
Long-term debt, including current portion	18,752	16,590	10,037	9,872	9,538	11,018

(a)
Consisted of 53 weeks.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our financial results for both the fourth quarter and 2008 fiscal year reflect the impact of adverse economic conditions on our business segments. Our Retail Segment results were affected by changes in consumer spending patterns that negatively impacted our traffic and sales, particularly in higher margin discretionary categories, creating an elevated level of markdowns resulting from weaker than expected sales. Our Credit Card Segment performance, like that of other credit card issuers, was adversely affected by the deteriorating credit and risk environment. As a result, we incurred higher-than-expected bad debt expense as we both wrote-off accounts and added significantly to our allowance for doubtful accounts. In light of this challenging retail and credit environment, we have suspended our share repurchase program and reduced spending on new store construction and remodels.

        Sales totaled $62,884 million in 2008, $61,471 million in 2007 and $57,878 million in 2006, increasing 2.3 percent in 2008 and 6.2 percent in 2007. Comparable-store sales (as defined below) in 2008 declined 2.9 percent from 2007; comparable-store sales in 2007 grew 3.0 percent from 2006. Credit card revenues were $2,064 million, $1,896 million and $1,612 million in 2008, 2007 and 2006, respectively, increasing 8.9 percent in 2008 and 17.6 percent in 2007. The combination of retail and credit card operations produced earnings before interest expense and income taxes of $4,402 million in 2008, $5,272 million in 2007 and $5,069 million in 2006, decreasing 16.5 percent in 2008 and increasing 4.0 percent in 2007. Cash flow provided by operations was $4,430 million, $4,125 million and $4,862 million for 2008, 2007 and 2006, respectively. Additionally, we paid dividends of $465 million in 2008, $442 million in 2007 and $380 million in 2006. We opened 114 new stores in 2008, or 91 stores net of 21 relocations and two closings. In 2007, we opened 118 new stores representing 103 stores net of 14 relocations and one closing.

        Management's Discussion and Analysis is based on our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Analysis of Results of Operations

Retail Segment

				Percent Change
Retail Segment Results (millions)
	2008	2007	2006	2008/2007	2007/2006

Sales	$62,884	$61,471	$57,878	2.3%	6.2%
Cost of sales	44,157	42,929	40,366	2.9	6.3

Gross margin	18,727	18,542	17,512	1.0	5.9
SG&A expenses (a)	12,838	12,557	11,745	2.2	6.9

EBITDA	5,889	5,985	5,767	(1.6)	3.8
Depreciation and amortization	1,808	1,643	1,481	10.1	10.9

EBIT	$4,081	$4,342	$4,286	(6.0)%	1.3%

   EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

   EBIT is earnings before interest expense and income taxes.

(a)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges these discounts to our Credit Card Segment, and the reimbursements of $117 million in 2008, $114 million in 2007 and $109 million in 2006, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	2008	2007	2006

Gross margin rate	29.8%	30.2%	30.3%
SG&A expense rate	20.4	20.4	20.3
EBITDA margin rate	9.4	9.7	10.0
Depreciation and amortization expense rate	2.9	2.7	2.6
EBIT margin rate	6.5	7.1	7.4

   Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

        Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Refer to Note 2 for a definition of gift card breakage. Total sales for the Retail Segment for the 2008 year were $62,884 million, compared with $61,471 million in 2007 and $57,878 million in 2006. The 2008 and 2007 periods were 52-week years compared to the 2006 period that was a 53-week year. Growth in total sales between 2008 and 2007 resulted from sales from stores opened in 2008, offset by lower comparable-store sales. The increase in total sales between 2007 and 2006 is attributable to both new stores and comparable-store sales increases. In 2008, inflation affected sales growth by approximately 2 percentage points, compared with a deflationary impact of 2 percent in 2007 and 1 percent in 2006.

	Percentage of Sales
Sales by Product Category
	2008	2007	2006

Consumables and commodities	37%	34%	32%
Electronics, entertainment, sporting goods and toys	22	22	23
Apparel and accessories	20	22	22
Home furnishings and décor	21	22	23

Total	100%	100%	100%

        Comparable-store sales is a measure that indicates the performance of our existing stores by measuring the growth in sales for such stores for a period over the comparable, prior-year period of equivalent length. The method of calculating comparable-store sales varies across the retail industry. As a result, our comparable-store sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Additionally, beginning in 2007, we changed our comparable-store sales calculation to include sales from our online business because we believe this combined measure represents a more useful disclosure in light of our fully integrated, multi-channel approach to our business.

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

Comparable-Store Sales	2008	2007	2006

Comparable-store sales	(2.9)%	3.0%	4.8%
Drivers of changes in comparable-store sales:
Number of transactions	(3.1)%	0.3%	1.1%
Average transaction amount	0.2%	2.6%	3.7%
Units per transaction	(2.1)%	1.1%	2.2%
Selling price per unit	2.3%	1.5%	1.4%

  The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

        In 2008, the change in comparable-store sales was driven by a decline in the number of transactions, slightly offset by an increase in average transaction amount, which reflects the effect of a higher selling price per unit sold partially offset by a decrease in number of units per transaction. In fiscal 2007, the comparable store sales increase was driven primarily by an increase in average transaction amount when compared to 2006, with both the number of units and selling price per unit sold, each representing roughly half of the increase attributable to average transaction amount. Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, and comparable-store sales rates is negatively impacted by transfer of sales to new stores.

Gross Margin Rate

        Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 for a description of expenses included in cost of sales. Markup is the difference between an item's cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

        In 2008, our consolidated gross margin rate was 29.8 percent compared with 30.2 percent in 2007. Our 2008 gross margin rate was adversely affected by sales mix, which resulted in a 0.6 percentage point reduction in the gross margin rate. Sales in merchandise categories that yield lower gross margin rates (generally non-discretionary product categories of consumables and commodities) outpaced sales in our higher margin apparel and home merchandise categories. This mix impact was partially offset by favorable supply chain expense rates, as well as higher gross margin rates within merchandise categories across our assortment, which had a combined favorable impact on gross margin rate of approximately 0.2 percentage point.

        In 2007, our consolidated gross margin rate was consistent with the 2006 gross margin rate. Our gross margin rate for 2007 benefited from higher margin rates within merchandise categories. Substantially all of this benefit was offset by the adverse effects from sales of lower margin merchandise categories outpacing sales of higher margin merchandise categories. During 2007, rate improvement within categories was driven generally by an array of inventory control initiatives that minimized markdowns.

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

        SG&A expense rate was 20.4 percent in 2008, which was the same as 2007 and consistent with 20.3 percent in 2006. Within SG&A expenses in 2008 and 2007, there were no expense categories that experienced a significant fluctuation as a percentage of sales, when compared to prior periods. These expense rates reflect sustained productivity gains in our stores and disciplined expense control across the Corporation.

Depreciation and Amortization Expense Rate

        Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In 2008, our depreciation and amortization expense rate was 2.9 percent compared with 2.7 percent in 2007 and 2.6 percent in 2006. The comparative increases in 2008 and 2007 were due to increased capital expenditures, specifically related to investments in new stores. During 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases, resulting in a cumulative benefit to depreciation and amortization expense of approximately $28 million.

Store Data

Number of Stores	Target general merchandise stores	SuperTarget stores	Total

February 2, 2008	1,381	210	1,591
Opened	85	29	114
Closed (a)	(23)	—	(23)

January 31, 2009	1,443	239	1,682

Retail Square Feet (b) (thousands)
February 2, 2008	170,858	37,087	207,945
Opened	11,841	5,180	17,021
Closed (a)	(2,378)	—	(2,378)

January 31, 2009	180,321	42,267	222,588

(a)
Includes 21 store relocations in the same trade area and 2 stores closed without replacement.
(b)
Reflects total square feet less office, distribution center and vacant space.

Credit Card Segment

        Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

	2008		2007		2006
Credit Card Segment Results
	Amount (in millions)	Annualized Rate (d)	Amount (in millions)	Annualized Rate (d)	Amount (in millions)	Annualized Rate (d)

Finance charge revenue	$1,451	16.7%	$1,308	18.0%	$1,117	17.8%
Late fees and other
revenue	461	5.3	422	5.8	356	5.7
Third party merchant fees	152	1.7	166	2.3	139	2.2

Total revenues	2,064	23.7	1,896	26.1	1,612	25.7

Bad debt expense	1,251	14.4	481	6.6	380	6.1
Operations and marketing expenses (a)	474	5.4	469	6.4	434	6.9
Depreciation and amortization	17	0.2	16	0.2	15	0.2

Total expenses	1,742	20.0	966	13.3	829	13.2

EBIT	322	3.7	930	12.8	783	12.5
Interest expense on nonrecourse debt collateralized by credit card receivables	167		133		98

Segment profit	$155		$797		$685

Average receivables funded by Target (b)	$4,192		$4,888		$4,379
Segment pretax ROIC (c)	3.7%		16.3%		15.3%

(a)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges these discounts to our Credit Card Segment, and the reimbursements of $117 million in 2008, $114 million in 2007 and $109 million in 2006, are recorded as an increase to Operations and Marketing expenses within the Credit Card Segment.
(b)
Amounts represent the portion of average credit card receivables funded by Target. For 2008, 2007 and 2006, these amounts exclude $4,503 million, $2,387 million and $1,782 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.
(c)
ROIC is return on invested capital, and this rate equals our segment profit divided by average receivables funded by Target, expressed as an annualized rate.
(d)
As an annualized percentage of average receivables.

	2008			2007			2006
Spread Analysis – Total Portfolio
	Amount (in millions)	Annualized Rate		Amount (in millions)	Annualized Rate		Amount (in millions)	Annualized Rate

EBIT	$322	3.7	% (b)	$930	12.8	% (b)	$783	12.5	% (b)
LIBOR (a)		2.3%			5.1%			5.2%
Spread to LIBOR (c)	$118	1.4	% (b)	$558	7.7	% (b)	$450	7.3	% (b)

(a)
Balance-weighted one-month LIBOR
(b)
As a percentage of average receivables
(c)
Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

        Our primary measure of profitability in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital Target has invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level. This metric approximates the credit performance and overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The vast majority of our portfolio accrues finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

        Segment profit and dollar spread to LIBOR measures in 2008 were significantly impacted on both a rate and dollar basis by bad debt expense. Segment revenues were $2,064 million, an increase of $168 million, or 8.9 percent, from the prior year, driven by a 19.5 percent increase in average receivables. On a rate basis, revenue yield decreased 2.4 percentage points primarily due to a reduction in the Prime Rate index used to determine finance charge rates in the portfolio and lower external sales volume contributing to the decline in third party merchant fees. This negative pressure on revenue yield was offset modestly by the positive impact of terms changes implemented in 2008 that increased our effective yield. Segment expenses were $1,742 million, an increase of $776 million, or 80.3 percent, from the prior year driven by an increase in bad debt expense of $770 million. The increase in bad debt expense resulted from the increase in our incurred net write-off rate from 5.9 percent in 2007 to 9.3 percent in 2008 and the increase in the allowance for doubtful accounts of $440 million for anticipated future write-offs of current receivables. Segment profit decreased from 16.3 percent in 2007 to 3.7 percent in 2008 primarily due to the effect of bad debt expense, the reduction in receivables owned and funded by Target, and the impact of a lower Prime Rate during 2008.

        2007 segment revenues were $1,896 million, an increase of $284 million, or 17.6 percent, from the prior year, driven by a higher average receivables balance. The annualized rates for the components of segment revenue were consistent with prior periods. Segment expenses were $966 million, an increase of $136 million, or 16.4 percent, from 2006. This increase was due to bad debt expense in 2007 which rose reflecting an increase in net write-offs and an increase in the allowance for doubtful accounts as a result of higher expected future losses on period-end receivables. Segment ROIC benefited from a slightly higher percentage of third party funding of our credit card receivables.

        We implemented a terms change to our portfolio, effective in April 2009, that establishes a minimum annual percentage rate (APR) applied to a receivables balance as a finance charge. Under this terms change, finance charges will accrue at a fixed APR if the benchmark Prime Rate is less than a threshold amount; if the Prime Rate is greater than the threshold, finance charges will accrue at the benchmark Prime Rate, plus a spread.

Receivables Rollforward Analysis	Fiscal Year			Percent Change
(millions)	2008	2007	2006	2008/2007	2007/2006

Beginning receivables	$8,624	$6,711	$6,117	28.5%	9.7%
Charges at Target	4,207	4,491	4,339	(6.3)	3.5
Charges at third parties	8,542	9,398	7,831	(9.1)	20.0
Payments	(13,482)	(13,388)	(12,832)	0.7	4.3
Other	1,203	1,412	1,256	(14.8)	12.4

Period-end receivables	$9,094	$8,624	$6,711	5.4	28.5

Average receivables	$8,695	$7,275	$6,161	19.5	18.1

Accounts with three or more payments (60+ days) past due as a percentage of period-end receivables	6.1%	4.0%	3.5%

Accounts with four or more payments (90+ days) past due as a percentage of period-end receivables	4.3%	2.7%	2.4%

Allowance for Doubtful Accounts	Fiscal Year			Percent Change
(millions)	2008	2007	2006	2008/2007	2007/2006

Allowance at beginning of period	$570	$517	$451	10.4%	14.6%
Bad debt provision	1,251	481	380	160.1	26.5
Net write-offs (a)	(811)	(428)	(314)	89.8	36.0

Allowance at end of period	$1,010	$570	$517	77.1	10.4

As a percentage of period-end receivables	11.1%	6.6%	7.7%

Net write-offs as a percentage of average receivables (annualized)	9.3%	5.9%	5.1%

(a)
Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

        Our 2008 period-end gross receivables were $9,094 million compared with $8,624 million in 2007, an increase of 5.4 percent. Average receivables in 2008 increased 19.5 percent compared with 2007 levels. This growth was driven by the annualization of the prior year's product change from proprietary Target Cards to higher-limit Target Visa cards and the impact of industry-wide declines in payment rates, offset in part by a reduction in charge activity resulting from reductions in card usage by our guests, and from risk management and underwriting initiatives that significantly reduced credit lines for higher risk guests.

        2007 period-end receivables were $8,624 million compared with $6,711 million in 2006, an increase of 28.5 percent. Average receivables in 2007 increased 18.1 percent to $7,275 million from $6,161 million. This growth in receivables measure was driven primarily by a product change from proprietary Target Cards to Target Visa cards for a group of higher credit-quality Target Card Guests. A product change to a Target Visa card generally results in a higher receivables balance because it can be used for purchases outside of Target stores and has a higher credit limit. Accounts converted from a Target Card to a Target Visa accounted for approximately 20 percentage points of the growth in period-end receivables. The remainder of our year-over-year receivables growth was primarily due to a reduction in payment rates on non-converted accounts.

Other Performance Factors

Net Interest Expense

        Net interest expense was $866 million at the end of 2008, increasing 33.8 percent, or $219 million from 2007. This increase was due primarily to higher average debt balances supporting capital investment, share repurchase and the receivables portfolio, partially offset by a lower average portfolio net interest rate. In 2007, net interest expense was $647 million compared with $572 million in 2006, an increase of 13.2 percent. This increase related to higher average debt balances, including the debt to fund growth in accounts receivable. The average portfolio interest rate was 5.3 percent in 2008, 6.1 percent in 2007 and 6.2 percent in 2006.

Provision for Income Taxes

        Our effective income tax rate was 37.4 percent in 2008, 38.4 percent in 2007 and 38.0 percent in 2006. The decrease in 2008 was primarily due to tax reserve reductions resulting from audit settlements and the effective resolution of other issues. The 2008 effective income tax rate is also lower due to a comparatively greater proportion of earnings subject to rate differences between taxing jurisdictions. These rate declines were partially offset by lower capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable. The increase in the 2007 effective rate from the prior year was primarily due to lower capital market returns on these investments as compared to 2006.

Workforce Reduction

        In 2008, we recorded a $47 million charge related to workforce reduction actions, approximately $21 million of which related to actions announced in January 2009 affecting our headquarters population. This charge was comprised of severance and benefit costs of $37 million and other expenses, primarily early lease exit costs, of $10 million. At the end of 2008, the remaining liability balance relating to severance costs was approximately $31 million. We believe that the liability will be substantially extinguished by the end of the first quarter of 2009. The liability is recorded as a component of other current liabilities and the expenses are recorded as a component of SG&A.

        We will incur costs in 2009 for workforce reduction actions announced in 2008 but where team members are required to provide future services. We estimate those costs will be approximately $11 million and generally represent severance and benefits costs to be paid during 2009.

Analysis of Financial Condition

Liquidity and Capital Resources

        We continue to fund our operations and growth through a combination of internally generated funds and debt financing. Cash flow provided by operations was $4,430 million in 2008 compared with $4,125 million in 2007.

        Our 2008 period-end gross receivables were $9,094 million compared with $8,624 million in 2007, an increase of 5.4 percent. Average receivables in 2008 increased 19.5 percent compared with 2007 levels. This growth was driven by the annualization of the prior year's product change from proprietary Target Cards to higher-limit Target Visa cards and the impact of industry-wide declines in payment rates, offset in part by a reduction in charge activity resulting from risk management and underwriting initiatives that significantly reduced credit lines and from notable reductions in card usage. As further described in Note 10, we sold an interest in our credit card receivables to a JPMorgan Chase affiliate (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction.

        Year-end inventory levels decreased $75 million, or 1.1 percent from 2007, reflecting inventory management initiatives responding to declining consumer demand offset by increased inventory levels required to support comparatively higher retail square footage. Accounts payable decreased by 5.7 percent over the same period.

        During 2008, we repurchased 67.2 million shares of our common stock for a total cash investment of $3,395 million ($50.49 per share) under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. In 2007 we repurchased 46.2 million shares of our common stock for a total cash investment of $2,642 million ($57.24 per share). In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

        We declared dividends totaling $471 million ($0.62 per share) in 2008, an increase of 3.8 percent over 2007. In 2007 we declared dividends totaling $454 million ($0.54 per share), an increase of 14.6 percent over 2006. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

        Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

        Maintaining strong investment-grade debt ratings is a key part of our financing strategy. Our current debt ratings are as follows:

Debt Ratings		Standard and Poor's
	Moody's		Fitch

Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables (a)	Aaa	AA	n/a

(a)
These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

        At January 31, 2009 and February 2, 2008, there were no amounts outstanding under our commercial paper program. We fund our peak sales season working capital needs through our commercial paper program and typically use the cash generated from that sales season to repay the commercial paper issued. Additionally and as described in Note 10, we sold to JPMC an interest in our credit card receivables for approximately $3.8 billion. We received proceeds of approximately $3.6 billion, reflecting a 7 percent discount.

        An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2008 or 2007 under this or previously existing revolving credit facilities.

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at January 31, 2009, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

        Our interest coverage ratio represents the ratio of pre-tax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio as calculated by the SEC's applicable rules was 4.3x in 2008, 6.4x in 2007 and 7.1x in 2006.

Capital Expenditures

        Capital expenditures were $3,547 million in 2008, compared with $4,369 million in 2007 and $3,928 million in 2006. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets. Our 2008 capital expenditures include $1,258 million related to stores that will open in 2009 and later years. Net property and equipment increased $1,661 million in 2008 following an increase of $2,664 million in 2007.

Capital Expenditures
	Percentage of Capital Expenditures
	2008	2007	2006

New stores	66%	71%	61%
Remodels and expansions	8	7	12
Information technology, distribution and other	26	22	27

Total	100%	100%	100%

Commitments and Contingencies

        At January 31, 2009, our contractual obligations were as follows:

Contractual Obligations	Payments Due by Period
(millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (a)
Unsecured	$12,875	$1,251	$1,443	$2,002	$8,179
Nonrecourse	5,725	—	900	4,825	—
Interest payments – long-term debt
Unsecured	11,210	761	1,373	1,136	7,940
Nonrecourse (b)	265	56	105	104	—
Capital lease obligations	253	30	41	44	138
Operating leases (c)	3,857	245	373	289	2,950
Deferred compensation	389	84	54	57	194
Real estate obligations	377	377	—	—	—
Purchase obligations	570	441	111	10	8
Tax contingencies (d)	140	73	67	—	—

Contractual obligations	$35,661	$3,318	$4,467	$8,467	$19,409

(a)
Required principal payments only. Excludes Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," fair market value adjustments recorded in long-term debt. Principal amounts include the 47 percent interest in credit card receivables sold to JPMC at the principal amount.
(b)
These payments vary with LIBOR and are calculated assuming LIBOR of 0.5 percent plus a spread, for each year outstanding.
(c)
Total contractual lease payments include $1,830 million of lease payments related to options to extend the lease term that are reasonably assured of being exercised and also includes $164 million of legally binding minimum lease payments for stores opening in 2009 or later. Refer to Note 21 for a further description of leases.
(d)
Estimated tax contingencies of $447 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement.

        Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities. Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts.

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

        We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate. Further information on these plans, including our expected contributions for 2009, is included in Note 27.

        We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Estimates

        Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and cost of sales    We use the retail inventory method to account for substantially our entire inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. Cost includes the purchase price as adjusted for vendor income. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than six months. Inventory is further described in Note 11.

Vendor income receivable    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and the amount earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter. Vendor income is described further in Note 4.

Allowance for doubtful accounts    When receivables are recorded, we recognize an allowance for doubtful accounts in an amount equal to anticipated future write-offs. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Accounts are automatically written off when they become 180 days past due. Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. We believe that the allowance recorded at January 31, 2009 is sufficient to cover currently anticipated losses. Credit card receivables are described in Note 10.

Analysis of long-lived and intangible assets for impairment    We review assets at the lowest level for which there are identifiable cash flows, usually at the store level. An impairment loss on a long-lived and identifiable intangible asset would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset are less than the asset carrying amount. Goodwill is tested for impairment by comparing its carrying value to a fair value estimated by discounted future cash flows. No material impairments were recorded in 2008, 2007 or 2006 as a result of the tests performed.

Insurance/self-insurance    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We estimate our ultimate cost based on an analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. We believe that the amounts accrued are adequate, although actual losses may differ from the amounts provided. We maintain stop-loss coverage to limit the exposure related to certain risks. Refer to Item 7A for further disclosure of the market risks associated with our insurance policies.

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

Pension and postretirement health care accounting    We fund and maintain a qualified defined benefit pension plan. We also maintain several smaller nonqualified plans and a postretirement health care plan for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility for, and the level of, these benefits varies depending on team members' full-time or part-time status, date of hire and/or length of service.

        Our expected long-term rate of return on plan assets is determined by the portfolio composition, historical long-term investment performance and current market conditions.

        The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. Historically, this same discount rate has also been used to determine pension and postretirement health care expense for the following plan year. Effective February 4, 2007, we adopted the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). The discount rates used to determine benefit obligations and benefits expense are included in Note 27. Benefits expense recorded during the year is partially dependent upon the discount rates used, and a 0.1 percent increase to the weighted average discount rate used to determine pension and postretirement health care expenses would decrease annual expense by approximately $4 million.

        Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

        Pension and postretirement health care benefits are further described in Note 27.

New Accounting Pronouncements

2008 Adoptions

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 defines fair value, provides guidance for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We adopted SFAS 157 for financial assets and liabilities at the beginning of the first quarter of 2008, and the adoption had no impact to our consolidated net earnings, cash flows and financial position. Subsequent to our adoption of SFAS 157, the FASB has issued various other FASB Staff Positions and guidance on fair value measurement; the additional guidance has not had an impact on our adoption. We will adopt SFAS 157 for nonfinancial assets and liabilities at the beginning of 2009 and do not expect to have a material impact on our consolidated net earnings, cash flows or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 at the beginning of fiscal 2008, and the adoption had no impact to our consolidated net earnings, cash flows or financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities. SFAS 161, as originally issued, was effective at the beginning of fiscal

2009. However, in October 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, which, amongst other actions, accelerated the effective date of SFAS 161 to be effective for interim and annual periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not have any impact on our consolidated net earnings, cash flows or financial position.

        In November 2008, the FASB Staff Position FAS 140-e and FIN 46(R)-e, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (the FSP) was published with an effective date for periods ending December 15, 2008. The FSP is intended to enhance currently required disclosures until the pending amendments to SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," are published. Since the FSP requires only additional disclosures related to certain asset transfers, the adoption of the FSP did not have any impact on our consolidated net earnings, cash flows or financial position.

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

        In December 2007, the FASB issued SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires entities to report noncontrolling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

Outlook for Fiscal Year 2009

        We anticipate that the challenging economic and consumer environment we experienced in 2008 will continue into 2009. In the first half of 2009, in our Retail Segment, we expect a continuation of recent sales trends – specifically mid-single digit declines in overall comparable-store sales with stronger growth in our lower-margin non-discretionary categories than in our higher-margin home and apparel categories. This sales performance will likely lead to a moderate decline in our gross margin rate because it is unlikely that we will be able to offset the impact of the adverse sales mix with rate improvements within categories. Even in light of continued strong expense control, we expect a moderate de-leveraging in our SG&A expense rate as a result of our expectation for soft comparable store sales. As a result, we expect to generate EBITDA and EBIT in our Retail Segment below last year's levels for the first half of the year.

        In our Credit Card Segment we expect net write-offs to stabilize in the range of $300 million in each of the first two quarters of 2009, levels which were anticipated in establishing the allowance for doubtful accounts at the end of fiscal 2008. We do not anticipate the need to add any meaningful reserves in the foreseeable future, especially in light of the high likelihood that we will experience modest decreases in gross receivables. Overall, we expect to generate moderate rates of profit in the Credit Card Segment in the first two quarters of 2009, though it is not likely to be as strong as the profits generated in the first two quarters of 2008.

        In light of the current environment, we are being very deliberate in the management and application of cash resources. This means that we have planned for fewer stores to open in 2009, particularly in our October cycle, than we would have in a more robust environment. Specifically, we expect to open about 75 stores in 2009, or about 60 stores net of rebuilds and relocations. Based on these store opening expectations, our base capital investment plan for 2009 envisions investing just over $2 billion, with the possibility that it might be as high as $2.5 billion if we were to see clear and measurable signs of improvement in the economy that lead us to approve incremental store openings in 2010 and beyond.

        We expect to again generate more than $4 billion in cash from operations in 2009, which, in light of our current suspension of substantially all share repurchase activity, would provide ample cash from internal sources to fund our projected capital investments, pay dividends on our common stock and fund the $1.3 billion of debt that is maturing in 2009, all without the need to access the term debt capital markets during the year.

        Our expectation is for earnings per share (diluted) in the first two quarters of 2009 to be well below 2008 levels, in line with our experience in the fourth quarter of 2008. Whether our performance will improve in the last two quarters of 2009 will depend on the extent to which economic conditions improve, and in turn to what extent our Retail Segment sales improve, and to a lesser degree when, and to what extent, we begin to experience clear and measurable benefits of recent risk management efforts in the Credit Card Segment.

Forward-Looking Statements

        This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: The expected earnings per share (diluted) for the first two quarters of 2009; for our Retail Segment, our outlook for sales trends, gross margin rates, SG&A expense rate, and EBITDA and EBIT; for our Credit Card Segment, our outlook for future write-offs of current receivables, profit, and the allowance for doubtful accounts; the expected cash generated from operations in 2009; our expected capital expenditures and the number of stores to be opened in 2009; the expected compliance with debt covenants; and the adequacy of our reserves for general liability, workers' compensation, property loss, team member medical and dental claims, workforce reduction costs, the expected outcome of claims and litigation and the resolution of tax uncertainties.

        All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A to this Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk results primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating rate, and on our credit card receivables, the majority of which are assessed finance charges at a prime-based floating rate. To manage our net interest margin, we generally maintain levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuate. Our degree of floating asset and liability matching may vary over time and vary in different interest rate environments. At January 31, 2009, our level of floating-rate credit card assets exceeded our level of net floating-rate debt obligations by approximately $1.3 billion. As a result, based on our balance sheet position at January 31, 2009, the annualized effect of a half percentage point decrease in floating interest rates on our floating rate debt obligations, net of our floating rate credit card assets and marketable securities, would be to decrease earnings before income taxes by approximately $7 million. See further description in Note 20.

        We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically and in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at January 31, 2009, the annualized effect of a one percentage point decrease in interest rates would be to decrease earnings before income taxes by approximately $19 million.

        In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The annualized effect of a one percentage point decrease in the return on pension plan assets would decrease plan assets by $18 million at January 31, 2009. The resulting impact on net pension expense would be calculated consistent with the provisions of SFAS No. 87, "Employers' Accounting for Pensions." The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year end, we had hedged approximately 50 percent of the interest rate exposure of our funded status.

        As more fully described in Note 14 and Note 26, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control our risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.

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

Gregg W. Steinhafel Chief Executive Officer and President March 11, 2009	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

         We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, cash flows, and shareholders' investment for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 27, Pension and Postretirement Health Care Plans, to the consolidated financial statements, effective February 3, 2007, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Also, effective February 4, 2007, the Corporation adopted the measurement provision of SFAS No. 158.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2009

Report of Management on Internal Control

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

         Our internal control over financial reporting as of January 31, 2009, has been audited by Ernst & Young LLP, the independent registered accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 11, 2009	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

         We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

         In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended January 31, 2009, and our report dated March 11, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2009

Consolidated Statements of Operations

(millions, except per share data)	2008	2007	2006

Sales	$62,884	$61,471	$57,878
Credit card revenues	2,064	1,896	1,612

Total revenues	64,948	63,367	59,490
Cost of sales	44,157	42,929	40,366
Selling, general and administrative expenses	12,954	12,670	11,852
Credit card expenses	1,609	837	707
Depreciation and amortization	1,826	1,659	1,496

Earnings before interest expense and income taxes	4,402	5,272	5,069
Net interest expense
Nonrecourse debt collateralized by credit card receivables	167	133	98
Other interest expense	727	535	499
Interest income	(28)	(21)	(25)

Net interest expense	866	647	572

Earnings before income taxes	3,536	4,625	4,497
Provision for income taxes	1,322	1,776	1,710

Net earnings	$2,214	$2,849	$2,787

Basic earnings per share	$2.87	$3.37	$3.23

Diluted earnings per share	$2.86	$3.33	$3.21

Weighted average common shares outstanding
Basic	770.4	845.4	861.9
Diluted	773.6	850.8	868.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 31, 2009	February 2, 2008

Assets
Cash and cash equivalents	$864	$2,450
Credit card receivables, net of allowance of $1,010 and $570	8,084	8,054
Inventory	6,705	6,780
Other current assets	1,835	1,622

Total current assets	17,488	18,906
Property and equipment
Land	5,767	5,522
Buildings and improvements	20,430	18,329
Fixtures and equipment	4,270	3,858
Computer hardware and software	2,586	2,421
Construction-in-progress	1,763	1,852
Accumulated depreciation	(9,060)	(7,887)

Property and equipment, net	25,756	24,095
Other noncurrent assets	862	1,559

Total assets	$44,106	$44,560

Liabilities and shareholders' investment
Accounts payable	$6,337	$6,721
Accrued and other current liabilities	2,913	3,097
Unsecured debt and other borrowings	1,262	1,464
Nonrecourse debt collateralized by credit card receivables	—	500

Total current liabilities	10,512	11,782
Unsecured debt and other borrowings	12,000	13,226
Nonrecourse debt collateralized by credit card receivables	5,490	1,900
Deferred income taxes	455	470
Other noncurrent liabilities	1,937	1,875

Total noncurrent liabilities	19,882	17,471
Shareholders' investment
Common stock	63	68
Additional paid-in-capital	2,762	2,656
Retained earnings	11,443	12,761
Accumulated other comprehensive loss	(556)	(178)

Total shareholders' investment	13,712	15,307

Total liabilities and shareholders' investment	$44,106	$44,560

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 752,712,464 shares issued and outstanding at January 31, 2009; 818,737,715 shares issued and outstanding at February 2, 2008

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at January 31, 2009 or February 2, 2008

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2008	2007	2006

Operating activities
Net earnings	$2,214	$2,849	$2,787
Reconciliation to cash flow
Depreciation and amortization	1,826	1,659	1,496
Share-based compensation expense	72	73	99
Deferred income taxes	91	(70)	(201)
Bad debt provision	1,251	481	380
Loss on disposal of property and equipment, net	33	28	53
Other non-cash items affecting earnings	222	52	(35)
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	(458)	(602)	(226)
Inventory	77	(525)	(431)
Other current assets	(224)	(139)	(30)
Other noncurrent assets	(76)	101	5
Accounts payable	(389)	111	435
Accrued and other current liabilities	(230)	62	430
Other noncurrent liabilities	(139)	124	100
Other	160	(79)	—

Cash flow provided by operations	4,430	4,125	4,862

Investing activities
Expenditures for property and equipment	(3,547)	(4,369)	(3,928)
Proceeds from disposal of property and equipment	39	95	62
Change in accounts receivable originated at third parties	(823)	(1,739)	(683)
Other investments	(42)	(182)	(144)

Cash flow required for investing activities	(4,373)	(6,195)	(4,693)

Financing activities
Additions to short-term notes payable	—	1,000	—
Reductions of short-term notes payable	(500)	(500)	—
Additions to long-term debt	3,557	7,617	1,256
Reductions of long-term debt	(1,455)	(1,326)	(1,155)
Dividends paid	(465)	(442)	(380)
Repurchase of stock	(2,815)	(2,477)	(901)
Premiums on call options	—	(331)	—
Stock option exercises and related tax benefit	43	210	181
Other	(8)	(44)	(5)

Cash flow provided by / (required for) financing activities	(1,643)	3,707	(1,004)

Net increase / (decrease) in cash and cash equivalents	(1,586)	1,637	(835)
Cash and cash equivalents at beginning of year	2,450	813	1,648

Cash and cash equivalents at end of year	$864	$2,450	$813

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Annual Report. Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows," cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

Cash paid for income taxes was $1,399, $1,734 and $1,823 during 2008, 2007 and 2006, respectively. Cash paid for interest (net of interest capitalized) was $873, $633 and $584 during 2008, 2007 and 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total

January 28, 2006	874.1	$73	$2,121	$12,013	$ (6)	$ 4	$14,205
Net earnings	—	—	—	2,787	—	—	2,787
Other comprehensive loss, net of taxes of $5	—	—	—	—	(7)	—	(7)

Total comprehensive income							2,780
Cumulative effect of adopting SFAS 158, net of taxes of $152	—	—	—	—	(234)	—	(234)
Dividends declared	—	—	—	(396)	—	—	(396)
Repurchase of stock	(19.5)	(2)	—	(987)	—	—	(989)
Stock options and awards	5.2	1	266	—	—	—	267

February 3, 2007	859.8	$72	$2,387	$13,417	$(247)	$4	$15,633
Net earnings	—	—	—	2,849	—	—	2,849
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $38	—	—	—	—	59	—	59
Unrealized losses on cash flow hedges, net of taxes of $31	—	—	—	—	—	(48)	(48)

Total comprehensive income							2,860
Cumulative effect of adopting new accounting pronouncements	—	—	—	(31)	54	—	23
Dividends declared	—	—	—	(454)	—	—	(454)
Repurchase of stock	(46.2)	(4)	—	(2,689)	—	—	(2,693)
Premiums on call options	—	—	—	(331)	—	—	(331)
Stock options and awards	5.1	—	269	—	—	—	269

February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)

Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106

January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712

Dividends declared per share were $0.62, $0.54 and $0.46 in 2008, 2007 and 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (the Corporation or Target) operates two reportable segments: Retail and Credit Card. Our Retail Segment includes all of our merchandising operations, including the operation of our large-format general merchandise and food discount stores in the United States and our fully integrated online business, Target.com. Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card (collectively, REDcards). Our Credit Card Segment strengthens the bond with our guests, drives incremental sales and contributes to our results of operations.

Consolidation    The consolidated financial statements include the balances of the Corporation and its subsidiaries after elimination of intercompany balances and transactions. All material subsidiaries are wholly owned. We consolidate variable interest entities where it has been determined that the Corporation is the primary beneficiary of those entities' operations. The variable interest entity consolidated is a bankruptcy-remote subsidiary through which we sell certain accounts receivable as a method of providing funding for our accounts receivable.

Use of estimates    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2008 (2008) ended January 31, 2009 and consisted of 52 weeks. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks. Fiscal year 2006 (2006) ended February 3, 2007 and consisted of 53 weeks.

Reclassifications    Certain prior year amounts have been reclassified to conform to the current year presentation.

        Accounting policies applicable to the items discussed in the Notes to the Consolidated Financial Statement are described in the respective notes.

2. Revenues

        Our retail stores generally record revenue at the point of sale. Sales from our online business include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns. Commissions earned on sales generated by leased departments are included within sales and were $19 million in 2008, $17 million in 2007, and $16 million in 2006. A leased business is an agreement we enter into with another entity such as Starbucks or Pizza Hut where the entity's products and services are offered in our stores.

        Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was immaterial in 2008, 2007, and 2006.

        Credit card revenues are recognized according to the contractual provisions of each credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail store sales charged to our credit cards totaled $3,854 million, $4,105 million, and $3,961 million in 2008, 2007 and 2006, respectively. We offer new account discounts and rewards programs on our REDcard products. These discounts are redeemable only on purchases made at Target. The discounts associated with our REDcard products are included as reductions in sales in our Consolidated Statements of Operations and were $114 million in 2008, $110 million in 2007 and $104 million in 2006.

3. Cost of Sales and Selling, General and Administrative Expenses

        During the first quarter of 2008, we reviewed our Consolidated Statements of Operations cost classification policy, primarily related to distribution and other supply chain costs that were previously classified within selling, general and administrative expenses (SG&A). The review was prompted by changes within our supply chain processes and infrastructure, primarily the opening of our own food distribution network. As a result of this review, we have reclassified certain costs within our Consolidated Statements of Operations. The most significant change is that distribution center costs are now presented within cost of sales, as opposed to SG&A. We have reclassified all prior periods to conform to the current year presentation.

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
Markdowns
Outbound shipping and handling expenses
    associated with sales to our guests
Terms cash discount
Distribution center costs, including compensation
and benefits costs	Compensation and benefit costs including
•   Stores
•   Headquarters
Occupancy and operating costs of retail and
    headquarters facilities
Advertising, offset by vendor income that is a
    reimbursement of specific, incremental and
    identifiable costs
Pre-opening costs of stores and other facilities
Other administrative costs

The classification of these expenses varies across the retail industry.

4. Consideration Received from Vendors

        We receive consideration for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising and for our compliance programs, referred to as "vendor income." Vendor income reduces either our inventory costs or SG&A based on the provisions of the arrangement. Promotional and advertising allowances are intended to offset our costs of promoting and selling merchandise in our stores. Under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. These allowances are recorded when violations occur. Substantially all consideration received is recorded as a reduction of cost of sales.

        We establish a receivable for vendor income that is earned but not yet received. Based on provisions of the agreements in place, this receivable is computed by estimating the amount earned when we have completed our performance. We perform detailed analyses to determine the appropriate level of the receivable in the aggregate. The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

5. Advertising Costs

        Advertising costs are expensed at first showing or distribution of the advertisement and were $1,233 million in 2008, $1,195 million in 2007 and $1,170 million in 2006. Advertising vendor income that offset advertising expenses was approximately $143 million, $123 million and $118 million for 2008, 2007 and 2006, respectively. Newspaper circulars and media broadcast made up the majority of our advertising costs in all three years.

6. Earnings per Share

        Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

Earnings Per Share (millions, except per share data)	Basic EPS			Diluted EPS
	2008	2007	2006	2008	2007	2006

Net earnings	$2,214	$2,849	$2,787	$2,214	$2,849	$2,787
Adjustment for prepaid forward contracts	—	—	—	—	(11)	—

Net earnings for EPS calculation	$2,214	$2,849	$2,787	$2,214	$2,838	$2,787

Basic weighted average common shares outstanding	770.4	845.4	861.9	770.4	845.4	861.9
Incremental stock options, performance share units and restricted stock units	—	—	—	3.2	6.0	6.7
Adjustment for prepaid forward contracts	—	—	—	—	(0.6)	—

Weighted average common shares outstanding	770.4	845.4	861.9	773.6	850.8	868.6

Earnings per share	$2.87	$3.37	$3.23	$2.86	$3.33	$3.21

        For the 2008, 2007 and 2006 EPS computations, 10.5 million, 6.3 million and 1.8 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. Refer to Note 26 for a description of the prepaid forward contracts referred to in the table above.

7. Other Comprehensive Income/(Loss)

        Other comprehensive income/(loss) includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP and are recorded directly to shareholders' investment. In 2008, 2007 and 2006, other comprehensive income/(loss) included gains and losses on certain hedge transactions, the change in our minimum pension liability (prior to the adoption of SFAS 158), and amortization of pension and postretirement plan amounts, net of related taxes. Significant items affecting other comprehensive income/(loss) are shown in the Consolidated Statements of Shareholders' Investment.

8. Fair Value Measurements

        In the first quarter of 2008, we adopted SFAS 157 for financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. In February 2008, the FASB issued FSPs FAS 157-1 and FAS 157-2, which removed leasing transactions from the scope of SFAS 157 and deferred for one year the effective date for SFAS 157 as it applies to certain nonfinancial assets and liabilities.

        Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of an asset or liability: Level 1 (unadjusted quoted prices in active markets); Level 2 (inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). Assets measured at fair value on a recurring basis are categorized based upon the lowest level of significant input to the valuations.

        In determining fair value we use observable market data when available. Additionally, we consider both counterparty credit risk and our own creditworthiness in determining fair value. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. In those instances, the net exposure is then measured considering the counterparty's creditworthiness.

Fair Value Measurements	Fair Value at Jan. 31, 2009				Fair Value at Feb. 2, 2008
		Using Inputs Considered as				Using Inputs Considered as
(millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents
Marketable securities	$302	$302	$—	$—	$1,851	$1,851	$—	$—
Other current assets
Prepaid forward contracts	69	69	—	—	124	124	—	—
Interest rate forward	—	—	—	—	11	—	11	—
Interest rate swaps	—	—	—	—	8	—	8	—
Other noncurrent assets
Interest rate swaps	163	—	163	—	215	—	215	—
Company-owned life insurance investments	493	493	—	—	561	561	—	—
Other noncurrent liabilities
Interest rate swaps	30	—	30	—	—	—	—	—

Total	$1,057	$864	$193	$—	$2,770	$2,536	$234	$—

        The following sets forth the types of assets measured at fair value and a brief description of the valuation technique for each asset type:

Position description	Valuation Technique

Marketable securities	Initially valued at transaction price. Carrying value of cash equivalents (including money market funds) approximates fair value as maturities are less than three months.
Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
Interest rate swaps/forward

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, etc.). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads.

Company-owned life insurance investments

Initially valued at transaction price. Subsequently valued by reference to the index fund in which the investment position is held. The market values of these investments are determined based upon quoted market prices.

9. Cash Equivalents

        Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. We carry these investments at cost, which approximates fair value. These investments totaled $302 million and $1,851 million at January 31, 2009 and February 2, 2008, respectively.

        Also included in cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Receivables resulting from third-party credit card sales within our Retail Segment are included within cash equivalents and were $323 million and $400 million at January 31, 2009 and February 2, 2008, respectively. Payables resulting from the use of the Target Visa at third-party merchants are included within cash equivalents and were $53 million and $60 million at January 31, 2009 and February 2, 2008, respectively.

10. Credit Card Receivables

        Credit card receivables are recorded net of an allowance for doubtful accounts. The allowance, recognized in an amount equal to the anticipated future write-offs of existing receivables, was $1,010 million at January 31, 2009 and $570 million at February 2, 2008. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total accounts receivable past due ninety days or more and still accruing finance charges were $393 million at January 31, 2009 and $235 million at February 2, 2008. Accounts are written off when they become 180 days past due.

        As a method of providing funding for our accounts receivable, we sell on an ongoing basis all of our consumer credit card receivables to Target Receivables Corporation (TRC), a wholly owned, bankruptcy remote subsidiary. TRC then transfers the receivables to the Target Credit Card Master Trust (the Trust), which from time to time will sell debt securities to third parties either directly or through a related trust. These debt securities represent undivided interests in the Trust assets. TRC uses the proceeds from the sale of debt securities and its share of collections on the receivables to pay the purchase price of the receivables to Target.

        We consolidate the receivables within the Trust and any debt securities issued by the Trust, or a related trust, in our Consolidated Statements of Financial Position based upon the applicable accounting guidance. The receivables transferred to the Trust are not available to general creditors of Target. The payments to the holders of the debt securities issued by the Trust or the related trust are made solely from the assets transferred to the Trust or the related trust, and are nonrecourse to the general assets of Target. Upon termination of the securitization program and repayment of all debt securities, any remaining assets could be distributed to Target in a liquidation of TRC.

        In the second quarter of 2008, we sold an interest in our credit card receivables to a JPMorgan Chase affiliate (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. This transaction was accounted for as a secured borrowing, and accordingly, the receivables within the trust and the note payable issued by the trust are reflected in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the receivables transferred to the trust are not available to general creditors of Target, and the payments to JPMC are made solely from the trust assets and are nonrecourse to the general assets of Target. The accounts receivable assets that collateralize the note payable supply the cash flow to pay principal and interest to the note holder. Periodic interest payments due on the note are satisfied provided the cash flows from the trust assets are sufficient. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the trust are sufficient.

        In the event of a decrease in the receivables principal amount such that JPMC's interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the trust) would pay JPMC a pro rata amount of principal collections such that the interest owned by JPMC would not exceed 47 percent. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. If a three month average of monthly finance charge excess (JPMC's prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC's interest, the Corporation must implement mutually agreed upon underwriting strategies. If the three month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC's interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation's systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC may cause the accelerated repayment of the note payable issued in the transaction.

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

        Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory.

        We routinely enter into arrangements with certain vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Revenues under this program are included in sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,266 million in 2008, $1,390 million in 2007, and $1,178 million in 2006.

12. Other Current Assets

Other Current Assets (millions)	January 31, 2009	February 2, 2008

Deferred taxes	$693	$556
Other receivables (a)	433	353
Vendor income receivable	236	244
Other (b)	473	469

Total	$1,835	$1,622

(a)
Other receivables relate primarily to pharmacy receivables and merchandise sourcing services provided to third parties.
(b)
Amount includes held-to-maturity government and money market investments that are held to satisfy the capital requirements of Target Bank and Target National Bank. In 2008 and 2007 the carrying value of these investments were $29 million and $25 million, respectively. The estimated fair value of these investments using available market prices in 2008 and 2007 did not materially differ from the carrying amount.

13. Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease term if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation expense for 2008, 2007 and 2006 was $1,804 million, $1,644 million and $1,509 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were $609 million in 2008, $592 million in 2007 and $532 million in 2006. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (in years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4-7

        Long-lived assets are reviewed for impairment annually and also when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. No material impairments were recorded in 2008, 2007 or 2006 as a result of the tests performed.

14. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 31, 2009	February 2, 2008

Cash surrender value of life insurance (a)	$305	$578
Goodwill and intangible assets	231	208
Interest rate swaps (b)	163	215
Prepaid pension expense	1	394
Other	162	164

Total	$862	$1,559

(a)
Company-owned life insurance policies on approximately 4,000 team members who are designated highly compensated under the Internal Revenue Code and have given their consent to be insured.
(b)
See Notes 8 and 20 for additional information relating to our interest rate swaps.

15. Goodwill and Intangible Assets

        Goodwill and intangible assets are recorded within other noncurrent assets at cost less accumulated amortization. Goodwill totaled $60 million at January 31, 2009 and February 2, 2008. An impairment loss on a long-lived and identifiable intangible asset would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset are less than the asset carrying amount. Goodwill is not amortized; instead, it is subject to an annual impairment test. Discounted cash flow models are used in determining fair value for the purposes of the required annual impairment analysis.

        No material impairments were recorded in 2008, 2007 or 2006 as a result of the tests performed. Intangible assets by major classes were as follows:

Intangible Assets	Leasehold
	Acquisition Costs		Other (a)		Total
(millions)	Jan. 31, 2009	Feb. 2, 2008	Jan. 31, 2009	Feb. 2, 2008	Jan. 31, 2009	Feb. 2, 2008

Gross asset	$196	$181	$129	$111	$325	$292
Accumulated amortization	(54)	(52)	(100)	(92)	(154)	(144)

Net intangible assets	$142	$129	$29	$19	$171	$148

(a)
Other intangible assets relate primarily to acquired trade names and customer lists.

        Amortization is computed on intangible assets with definite useful lives using the straight-line method over estimated useful lives that range from three to 39 years. During 2006, we adjusted the period over which we amortize leasehold acquisition costs to match the expected terms for individual leases resulting in a cumulative benefit to amortization expense of approximately $28 million. Amortization expense for 2008, 2007 and 2006 was $21 million, $15 million, and $(13) million, respectively.

Estimated Amortization Expense (millions)	2009	2010	2011	2012	2013

Amortization expense	$20	$15	$11	$9	$9

16. Accounts Payable

        We reclassify book overdrafts to accounts payable at period end. Overdrafts reclassified to accounts payable were $606 million at January 31, 2009 and $588 million at February 2, 2008.

17. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 31, 2009	February 2, 2008

Wages and benefits	$727	$727
Taxes payable (a)	430	400
Gift card liability (b)	381	372
Construction in process accrual	182	228
Workers' compensation and general liability	176	164
Straight-line rent accrual	167	152
Interest payable	130	162
Dividends payable	120	115
Deferred compensation	84	176
Income taxes payable	—	111
Other	516	490

Total	$2,913	$3,097

(a)
Taxes payable consist of real estate, team member withholdings and sales tax liabilities.
(b)
Gift card liability represents the amount of gift cards that have been issued but have not been redeemed, net of estimated breakage.

18. Commitments and Contingencies

        Purchase obligations, which include all legally binding contracts, such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing related contracts, software acquisition/license commitments and service contracts, were approximately $570 million and $663 million at January 31, 2009 and February 2, 2008, respectively. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. We also issue trade letters of credit in the ordinary course of business, which are not firm commitments as they are conditional on the purchase order not being cancelled. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

        Trade letters of credit totaled $1,359 million and $1,861 million at January 31, 2009 and February 2, 2008, respectively, a portion of which are reflected in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $64 million and $69 million at January 31, 2009 and February 2, 2008, respectively.

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

19. Notes Payable and Long-Term Debt

        We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable.

Commercial Paper (millions)	2008	2007

Maximum amount outstanding during the year	$1,385	$1,589
Average amount outstanding during the year	274	404
Amount outstanding at year-end	—	—
Weighted average interest rate	2.1%	5.2%

        In April 2007, we entered into a five-year $2 billion unsecured revolving credit facility with a group of banks, which will expire in 2012. No balances were outstanding at any time during 2008 or 2007 under this or previously existing revolving credit facilities.

        We did not issue any unsecured, long-term debt during 2008. We issued various long-term, unsecured debt instruments during 2007. Information on these transactions is as follows:

Issuance of Long-Term Unsecured Debt – 2007 (millions)	Amount

5.375% notes due May 2017	$1,000
LIBOR plus 0.125% floating rates notes due August 2009	500
6.5% notes due October 2037	1,250
5.125% notes due January 2013	500
6.0% notes due January 2018	1,250
7.0% notes due January 2038	2,250

Total for 2007	$6,750

        As further explained in Note 10, we maintain an accounts receivable financing program through which we sell credit card receivables to a bankruptcy remote, wholly owned subsidiary, which in turn transfers the receivables to a trust. The trust, either directly or through related trusts, sells debt securities to third parties. The following summarizes this activity for fiscal 2007 and 2008.

Nonrecourse Debt Collateralized by Credit Card Receivables (millions)	Amount

At February 3, 2007	$1,750
Issued	1,900
Repaid	(1,250)

At February 2, 2008	2,400
Issued, net of $268 discount	3,557
Accretion (a)	33
Repaid	(500)

At January 31, 2009	$5,490

(a)
Represents the accretion of the 7 percent discount on the 47 percent interest in credit card receivables sold to JPMC.

        Other than debt backed by our credit card receivables and other immaterial borrowings, all of our outstanding borrowings are senior, unsecured obligations.

        At January 31, 2009, the carrying value and maturities of our debt portfolio, including swap valuation adjustments for our fair value hedges, was as follows:

	January 31, 2009
Debt Maturities (millions)
	Rate (a)	Balance

Due fiscal 2009-2012	4.3%	$5,845
Due fiscal 2013-2017	4.0	7,372
Due fiscal 2018-2022	7.1	416
Due fiscal 2023-2027	6.7	171
Due fiscal 2028-2032	6.6	1,060
Due fiscal 2033-2038	6.8	3,501

Total notes and debentures (b)	4.9	18,365
Unamortized swap valuation adjustments from terminated/de-designated swaps		263
Capital lease obligations		124
Less:
Amounts due within one year		(1,262)

Long-term debt		$17,490

(a)
Reflects the weighted average stated interest rate as of year-end.
(b)
The estimated fair value of total notes and debentures, using a discounted cash flow analysis based on our current market interest rates for similar types of financial instruments, was $17,553 million at January 31, 2009.

        Required principal payments on notes and debentures over the next five years, excluding capital lease obligations, are as follows:

Required Principal Payments (millions)	2009	2010	2011	2012	2013

Unsecured	$1,251	$1,336	$107	$1,501	$501
Nonrecourse	—	900	—	750	4,075

Total required principal payments	$1,251	$2,236	$107	$2,251	$4,576

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants.

20. Derivative Financial Instruments

        Derivative financial instruments are reported at fair value on the balance sheet. Our derivative instruments have been primarily interest rate swaps. We use these derivatives to mitigate our interest rate risk.

        Historically, the majority of our derivative instruments qualified for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period. We assessed at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. Under the provisions of SFAS 133, 100 percent hedge effectiveness was assumed for those derivatives whose terms met the conditions of the SFAS 133 "short-cut method." There was no ineffectiveness recognized in 2008, 2007 or 2006 related to our derivative instruments. As detailed below, at January 31, 2009, we had no derivative instruments designated as accounting hedges.

        During the first quarter of 2008, we terminated certain "pay floating" interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. Because these swaps were designated as hedges, and concurrent with their terminations, we were required to stop making market value adjustments to the associated hedged debt. Gains realized upon termination will be amortized into earnings over the remaining life of the associated hedge debt.

        Additionally, during 2008, we de-designated certain "pay floating" interest rate swaps, and upon de-designation, these swaps no longer qualified for hedge accounting treatment. As a result of the de-designation, the unrealized gains on these swaps determined at the date of de-designation will be amortized into earnings over the remaining lives of the previously hedged items.

        Simultaneous to the de-designations, we entered into "pay fixed" swaps to economically hedge the risks associated with the de-designated "pay floating" swaps. These swaps are not designated as hedging instruments and along with the de-designated "pay floating" swaps are measured at fair value on a quarterly basis. Changes in fair value measurements are a component of net interest expense on the Consolidated Statements of Operations.

Interest Rate Swap Rollforward
	Notional
(in millions)	Pay Floating	Pay Fixed	Total Fair Value

February 2, 2008	$4,575	$—	$223
New	750	1,250	—
Matured	(950)	—	—
Terminated	(3,125)	—	(160)
Valuation adjustment gain/(loss)	—	—	70

January 31, 2009	$1,250	$1,250	$133

        At January 31, 2009 a characteristic summary of interest rate swaps outstanding was:

Outstanding Interest Rate Swap Characteristic Summary
At January 31, 2009:	Pay Floating	Pay Fixed

Weighted average rate:
Pay	one-month LIBOR	2.6% fixed
Receive	5.0% fixed	one-month LIBOR
Weighted average maturity	5.4 years	5.4 years

        In 2008, 2007 and 2006, total net gains amortized into net interest expense for terminated and dedesignated swaps were $55 million, $6 million and $9 million, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $263 million, $14 million and $19 million, at the end of 2008, 2007, and 2006, respectively.

Derivative Contracts – Types, Balance Sheet Classifications and Fair Values (millions)
	Asset			Liability
		Fair Value At			Fair Value At
Type	Classification	Jan. 31, 2009	Feb. 2, 2008	Classification	Jan. 31, 2009	Feb. 2, 2008

Designated as hedging instruments:
Interest Rate Swaps	Other current assets	$—	$8		$—	$—
Interest Rate Swaps	Other noncurrent assets	—	215		—	—
Not designated as hedging instruments:
Interest Rate Swaps	Other noncurrent assets	163	—	Other noncurrent liabilities	30	—
Interest Rate Forward	Other current assets	—	11		—	—

Total		$163	$234		$30	$—

        During 2007, we entered into a series of interest rate lock agreements that effectively fixed the interest payments on our anticipated issuance of debt that would be affected by interest-rate fluctuations on the U.S. Treasury benchmark between the beginning date of the interest rate locks and the date of the issuance of the debt. Upon our issuance of fixed-rate debt in fiscal 2007, we terminated these rate lock agreements with a combined notional amount of $2.5 billion for cash payment of $79 million, which is classified within other operating cash flows on the Consolidated Statements of Cash Flows. The loss of $48 million, net of taxes of $31 million, has been recorded in accumulated other comprehensive loss and is being recognized as an adjustment to net interest expense over the same period in which the related interest costs on the debt are recognized in earnings. During 2007, the amount reclassified into earnings was not material. During 2008, the amount reclassified into earnings as an increase to interest expense from accumulated other comprehensive income was $3 million ($5 million pre tax). The amount expected to be reclassified into earnings from accumulated other comprehensive income for 2009 is expected to be $3 million ($5 million pre tax).

        Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations (millions)
		Income/(Expense)
	Classification of Income/(Expense)
Type		2008	2007	2006

Interest Rate Swaps	Other interest expense	$71	$(15)	$(22)
Interest Rate Forward (a)	Selling, general and administrative	—	18	—

Total		$71	$3	$(22)

(a)
These derivatives are used to mitigate interest rate exposure on our discounted workers' compensation and general liability obligations.

21. Leases

        We lease certain retail locations, warehouses, distribution centers, office space, equipment and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.

        Rent expense on buildings, which is included in SG&A, includes rental payments based on a percentage of retail sales over contractual levels for certain stores. Total rent expense was $169 million in 2008, $165 million in 2007 and $158 million in 2006, including percentage rent expense of $4 million in 2008 and $5 million in 2007 and 2006. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in SG&A consistent with similar costs for owned locations. Most long-term leases include one or more options to renew, with renewal terms that can extend the lease term from one to more than fifty years. Certain leases also include options to purchase the leased property.

Future Minimum Lease Payments (millions)	Operating Leases	Capital Leases

2009	$245	$30
2010	216	20
2011	157	21
2012	146	22
2013	143	22
After 2013	2,950	138

Total future minimum lease payments (a)	$3,857	253
Less: Interest (b)		(129)

Present value of future minimum capital lease payments (c)		$124

(a)
Total contractual lease payments include $1,830 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $164 million of legally binding minimum lease payments for stores that will open in 2009 or later.
(b)
Calculated using the interest rate at inception for each lease.
(c)
Includes the current portion of $5 million.

22. Income Taxes

        We account for income taxes under the asset and liability method. We have recognized deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. Such amounts are not significant. In the Consolidated Statements of Financial Position, the current deferred tax asset balance is the net of all current deferred tax assets and current deferred tax liabilities. The noncurrent deferred tax liability is the net of all noncurrent deferred tax assets and noncurrent deferred tax liabilities.

Tax Rate Reconciliation	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.0	4.0	4.0
Other	(1.6)	(0.6)	(1.0)

Effective tax rate	37.4%	38.4%	38.0%

        Our effective income tax rate was 37.4 percent in 2008, 38.4 percent in 2007 and 38.0 percent in 2006. The decrease in 2008 was primarily due to tax reserve reductions resulting from audit settlements and the effective resolution of other issues. The 2008 effective income tax rate is also lower due to a comparatively greater proportion of earnings subject to rate differences between taxing jurisdictions. These rate declines were partially offset by lower capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable. The increase in the 2007 effective rate from the prior year was primarily due to lower capital market returns on these investments as compared to 2006.

Provision for Income Taxes: Expense (Benefit) (millions)	2008	2007	2006

Current:
Federal	$1,034	$1,568	$1,627
State/other	197	278	284

Total current	1,231	1,846	1,911

Deferred:
Federal	88	(67)	(174)
State/other	3	(3)	(27)

Total deferred	91	(70)	(201)

Total provision	$1,322	$1,776	$1,710

Net Deferred Tax Asset/(Liability) (millions)	January 31, 2009	February 2, 2008

Gross deferred tax assets:
Accrued and deferred compensation	$420	$466
Allowance for doubtful accounts	390	220
Accruals and reserves not currently deductible	349	347
Self-insured benefits	289	271
Other	223	104

Total gross deferred tax assets	1,671	1,408

Gross deferred tax liabilities:
Property and equipment	(1,234)	(1,069)
Pension	—	(131)
Deferred credit card income	(144)	(94)
Other	(55)	(28)

Total gross deferred tax liabilities	(1,433)	(1,322)

Total net deferred tax asset/(liability)	$238	$86

        We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations for years before 1999.

Reconciliation of Unrecognized Tax Benefit Liabilities (millions)	2008	2007

Balance at beginning of period	$442	$379
Additions based on tax positions related to the current year	27	60
Additions for tax positions of prior years	100	26
Reductions for tax positions of prior years	(101)	(8)
Settlements	(34)	(15)

Balance at end of period	$434	$442

        If the Corporation were to prevail on all unrecognized tax benefit liabilities recorded, approximately $208 million of the $434 million reserve would benefit the effective tax rate. In addition, the impact of penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefit liabilities are recorded within income tax expense. During the years ended January 31, 2009, February 2, 2008 and February 3, 2007, we recognized approximately $33 million, $37 million and $37 million, respectively, in interest and penalties. We had accrued for the payment of interest and penalties of approximately $153 million at January 31, 2009 and $129 million at February 2, 2008.

        Included in the balance at January 31, 2009 and February 2, 2008 are $116 million and $72 million, respectively, of liabilities for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the cash payment to the taxing authority to an earlier period.

        It is reasonably possible that the amount of the unrecognized tax benefit liabilities with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however, we do not currently expect any change to have a significant effect on our results of operations or our financial position.

23. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 31, 2009	February 2, 2008

Income tax liability	$506	$571
Workers' compensation and general liability	506	475
Pension and postretirement health care benefits	318	142
Deferred compensation	309	486
Other	298	201

Total	$1,937	$1,875

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

24. Share Repurchase

        In November 2007, our Board of Directors approved a share repurchase program totaling $10 billion that replaced a prior program. In November 2008, we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

        Share repurchases for the last three years, repurchased primarily through open market transactions, were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment

2006	19.5	$50.16	$977
2007 – Under the prior program	19.7	60.72	1,197
2007 – Under the 2007 program	26.5	54.64	1,445
2008	67.2	50.49	3,395

Total	132.9	$52.79	$7,014

        Of the shares reacquired and included above, a portion was delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled in 2008 had a total cash investment of $249 million and an aggregate market value of $251 million at their respective settlement dates. The prepaid forward contracts settled in 2007 had a total cash investment of $165 million and an aggregate market value of $215 million at their respective settlement dates. The prepaid forward contracts settled in 2006 had a total cash investment of $76 million and an aggregate market value of $88 million at their respective settlement dates. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 26.

        Our share repurchases during 2008 included 30 million shares that were acquired through the exercise of call options.

Call Option Repurchase Details
			(amounts per share)
	Number of Options Exercised					Total Cost (millions)
Series		Exercise Date	Premium(a)	Strike Price	Total

Series I	10,000,000	April 2008	$11.04	$40.32	$51.36	$514
Series II	10,000,000	May 2008	10.87	39.31	50.18	502
Series III	10,000,000	June 2008	11.20	39.40	50.60	506

Total	30,000,000		$11.04	$39.68	$50.71	$1,522

(a)
Paid in January 2008.

25. Share-Based Compensation

        We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. Our long-term incentive plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share unit awards, restricted stock unit awards, or a combination of awards. A majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period and expire no later than 10 years after the grant date. Options granted to the non-employee members of our Board of Directors become exercisable after one year and have a 10-year term. We have issued performance share unit awards annually since January 2003. These awards represent shares potentially issuable in the future based upon the attainment of compound annual growth rates in revenue and EPS as set forth in the performance criteria. In 2006 and 2008, we issued restricted stock units with three-year cliff vesting to select team members. We also regularly issue restricted stock units to our Board of Directors. Restricted stock units granted in 2008 have one-year graded vesting. The number of unissued common shares reserved for future grants under the share-based compensation plans was 25,755,800 at January 31, 2009 and 36,190,569 at February 2, 2008.

Share-Based Compensation Award Activity
	Stock Options (a)
	Total Outstanding			Exercisable
(number of options and units in thousands)	No. of Options	Exercise Price (b)	Intrinsic Value (c)	No. of Options	Exercise Price (b)	Intrinsic Value (c)	Performance Share Units (d)		Restricted Stock Units

January 28, 2006	28,714	$36.82	$505	19,229	$31.64	$438	1,953		—
Granted	4,980	56.84					119	(e)	221
Expired/forfeited	(607)	48.06					(177)		—
Exercised/Issued	(5,177)	27.08					—		—

February 3, 2007	27,910	$41.95	$558	17,659	$35.32	$470	1,895		221
Granted	5,725	49.54					650	(f)	21
Expired/forfeited	(434)	52.67					—		—
Exercised/Issued	(5,061)	28.00					(370)		(4)

February 2, 2008	28,140	$45.84	$298	16,226	$41.07	$245	2,175		238
Granted	9,914	34.64					764	(g)	315
Expired/forfeited	(756)	51.28					(176)	(h)	(2)
Exercised/Issued	(937)	33.36					(740)		(2)

January 31, 2009	36,361	$43.00	$4	19,292	$43.80	$4	2,023	(i)	549

(a)
Includes Stock Appreciation Rights granted to certain non-U.S. team members.
(b)
Weighted average per share.
(c)
Represents stock price appreciation subsequent to the grant date, in millions.
(d)
Assumes attainment of maximum compound annual growth rates as set forth in the performance criteria.
(e)
Awards were earned based on performance during the three years ending January 31, 2009.
(f)
Awards will be earned based on performance during the three years ending January 30, 2010.
(g)
Awards will be earned based on performance during the three years ending January 29, 2011.
(h)
Includes differences resulting from attainment of actual versus maximum compound annual growth rates as set forth in the performance criteria. The number of share units not attained was approximately 133 thousand.
(i)
Based on performance criteria for the three years ending January 31, 2009, we expect approximately 637 thousand share units will not be attained in 2009.

        We used a Black-Scholes valuation model to estimate the fair value of the options at grant date based on the assumptions noted in the following table. Volatility represents an average of market quotes for implied volatility of 5.5-year options on Target common stock. The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior. The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date. The assumptions disclosed below represent a weighted average of the assumptions used for all of our stock option grants throughout the years.

Valuation of Share-Based Compensation	2008	2007	2006

Stock options weighted average valuation assumptions:
Dividend yield	1.9%	1.1%	0.8%
Volatility	47%	39%	23%
Risk-free interest rate	1.5%	3.2%	4.7%
Expected life in years	5.5	5.5	5.5
Stock options grant date weighted average fair value	$12.87	$18.08	$16.52
Performance share units grant date weighted average fair value	$51.68	$59.45	$49.98
Restricted stock units grant date weighted average fair value	$34.78	$57.70	$57.60

        Total share-based compensation expense recognized in the Consolidated Statements of Operations was $72 million, $73 million, and $99 million in 2008, 2007, and 2006, respectively. The related income tax benefit was $28 million, $28 million, and $39 million in 2008, 2007, and 2006, respectively.

Stock Options Exercises (millions)	2008	2007	2006

Compensation expense realized	$14	$187	$142
Related income tax benefit	5	73	56
Net cash proceeds	31	198	176

        At January 31, 2009, there was $173 million of total unrecognized compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years. The weighted average remaining life of currently exercisable options is 4.8 years, and the weighted average remaining life of all outstanding options is 6.8 years. The total fair value of options vested was $51 million, $35 million, and $47 million in 2008, 2007, and 2006, respectively.

        Performance share unit award recipients will receive shares of common stock if certain revenue and EPS growth targets are met and the recipients also satisfy service-based vesting requirements. Compensation expense associated with outstanding performance share units is recorded over the life of the awards. The expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and, for some awards, the current Target common stock price. Future compensation expense for currently outstanding awards could reach a maximum of $57 million assuming payout of all outstanding awards. The total share based liabilities paid were $15 million and $18 million in 2008 and 2007, respectively. There were no share based liabilities paid in 2006.

        In 2008, we recorded a $12 million reversal of previously recorded expense related to performance share units that were to be paid to award recipients at the end of the fiscal year. The related performance share units will not be delivered to award recipients because we did not meet certain revenue and EPS compound annual growth rates as set forth in the performance criteria.

        Total unrecognized compensation expense related to restricted stock unit awards was $14 million as of January 31, 2009.

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

        In addition, we maintain nonqualified, unfunded deferred compensation plans for approximately 4,000 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 11 active and 52 retired participants. In this plan deferred compensation earns returns tied to market levels of interest rates, plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms.

        The American Jobs Creation Act of 2004 added Section 409A to the Internal Revenue Code, changing the federal income tax treatment of nonqualified deferred compensation arrangements. Failure to comply with the new requirements would result in early taxation of nonqualified deferred compensation arrangements, as well as a 20 percent penalty tax and additional interest payable to the IRS. In response to these new requirements, we allowed participants to elect to accelerate the distribution dates for their account balances. Participant elections resulted in payments of $86 million in 2008 and $74 million in 2007.

        We control some of our risk of offering the nonqualified plans through investing in vehicles, including prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value for contracts indexed to our own common stock recorded in earnings was pre-tax income/(loss) of $(19) million in 2008, $6 million in 2007 and $37 million in 2006. During 2008 and 2007, we invested approximately $215 million and $164 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. In 2008, 2007 and 2006, these repurchases totaled 4.7 million, 3.4 million and 1.6 million shares, respectively, and are included in the total share repurchases described in Note 24.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)
	Number of Shares			Current Fair Value at
Contractual Settlement Date			Contract Price per Share
	January 31, 2009	February 2, 2008		January 31, 2009	February 2, 2008

May 2008		250,000	$48.76		$14
July 2008		72,832	62.46		4
August 2008		57,331	62.25		3
August 2008		145,894	61.69		9
August 2008		371,262	61.95		21
October 2008		247,524	60.60		14
November 2008		288,001	59.03		17
February 2008		177,085	56.47		10
February 2008		157,960	50.65		9
January 2009		400,000	48.11		23
October 2009	1,946,169		41.11	$61
November 2009	255,200		31.35	8

	2,201,369	2,167,889		$69	$124

        The settlement dates of these instruments are regularly renegotiated with the counterparty, so settlement may not occur during the months listed on the table above.

Defined Contribution Plan Expenses (millions)	2008	2007	2006

401(k) Defined Contribution Plan
Matching contributions expense	$178	$172	$141
Nonqualified Deferred Compensation Plans
Benefits expense/(income)	$(80)	$46	$98
Related investment loss/(income) (a)	83	(26)	(68)

Nonqualified plan net expense	$3	$20	$30

(a)
Investment income includes changes in unrealized gains and losses on prepaid forward contracts and realized gains and losses on company-owned life insurance policies.

27. Pension and Postretirement Health Care Plans

        We have qualified defined benefit pension plans covering all U.S. team members who meet age and service requirements, including in certain circumstances date of hire. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on team members' date of hire, length of service and/or team member compensation. Upon retirement, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

        SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158) requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.

        At the beginning of fiscal 2007, we early adopted the measurement date provisions of SFAS 158 which require us to measure the fair value of plan assets and benefit obligations as of the date of the year-end statement of financial position. Before 2007, we measured our pension and postretirement benefit obligations at the end of October each year. As a result, we recorded a $16 million decrease to retained earnings, a $54 million increase to accumulated other comprehensive income, a $65 million increase to other noncurrent assets, a $3 million increase to other noncurrent liabilities, and a $24 million decrease to deferred income taxes. The adoption of the measurement date provisions of SFAS 158 had no effect on our Consolidated Statements of Financial Position at February 4, 2007 or any prior periods.

        We adopted the recognition and disclosure provisions of SFAS 158 on February 3, 2007, which require us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our postretirement benefit plans in the February 3, 2007 Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs. The adoption of the recognition provisions of SFAS 158 had no effect on our Consolidated Statements of Operations at February 3, 2007 or any prior periods.

        The following table provides a summary of the changes in the benefit obligations, fair value of plan assets, and funded status and amounts recognized in our Consolidated Statement of Financial Position for our postretirement benefit plans:

	Pension Benefits
Change in Projected					Postretirement Health Care Benefits
Benefit Obligation (millions)	Qualified Plans		Nonqualified Plans
	2008	2007	2008	2007	2008	2007

Benefit obligation at beginning of measurement period (a)	$1,811	$1,764	$33	$36	$108	$115
Effect of SFAS 158 adoption	—	8	—	1	—	2
Service cost	93	96	1	1	5	4
Interest cost	114	103	2	2	7	7
Actuarial (gain)/loss	21	(80)	4	(4)	10	(10)
Participant contributions	—	1	—	—	6	7
Benefits paid	(94)	(81)	(4)	(3)	(19)	(17)
Plan amendments	3	—	—	—	—	—

Benefit obligation at end of measurement period	$1,948	$1,811	$36	$33	$117	$108

(a)
Beginning in 2007, the measurement date is the last day of the fiscal year.

	Pension Benefits
					Postretirement Health Care Benefits
Change in Plan Assets	Qualified Plans		Nonqualified Plans
(millions)
	2008	2007	2008	2007	2008	2007

Fair value of plan assets at beginning of measurement period	$2,192	$2,075	$—	$—	$—	$—
Effect of SFAS 158 adoption	—	75	—	—	—	—
Actual return on plan assets	(430)	119	—	—	—	—
Employer contribution	103	3	4	3	13	10
Participant contributions	—	1	—	—	6	7
Benefits paid	(94)	(81)	(4)	(3)	(19)	(17)

Fair value of plan assets at end of measurement period	1,771	2,192	—	—	—	—
Benefit obligation at end of measurement period	1,948	1,811	36	33	117	108

Funded status	$(177)	$381	$(36)	$(33)	$(117)	$(108)

        Amounts recognized in the Consolidated Statements of Financial Position consist of the following:

	Qualified Plans		Nonqualified Plans (a)
Recognition of Funded/(Underfunded) Status (millions)
	2008	2007	2008	2007

Other noncurrent assets	$1	$394	$—	$—
Accrued and other current liabilities	(1)	—	(13)	(12)
Other noncurrent liabilities	(177)	(13)	(140)	(129)

Net amounts recognized	$(177)	$381	$(153)	$(141)

(a)
Includes postretirement health care benefits.

        The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

			Postretirement Health Care Plans
Amounts in Accumulated Other Comprehensive Income (millions)	Pension Plans
	2008	2007	2008	2007

Net actuarial loss	$828	$227	$19	$9
Prior service credits	(7)	(15)	—	—

Amounts in accumulated other comprehensive income	$821	$212	$19	$9

        The following table summarizes the changes in accumulated other comprehensive income for the years ended January 31, 2009 and February 2, 2008, related to our pension and postretirement plans:

Change in Accumulated Other Comprehensive Income (millions)	Pension Benefits		Postretirement Health Care Benefits
	Pre-tax	Net of tax	Pre-tax	Net of tax

Accumulated other comprehensive income at beginning of 2007	$385	$234	$21	$13
Effect of SFAS 158 adoption	(88)	(53)	(1)	(1)
Net actuarial gain	(51)	(31)	(10)	(6)
Amortization of net actuarial losses	(38)	(23)	(1)	(1)
Amortization of prior service costs and transition	4	2	—	—

February 2, 2008	$212	$129	$9	$5
Net actuarial loss	618	376	10	6
Amortization of net actuarial losses	(16)	(10)	—	—
Amortization of prior service costs and transition	7	4	—	—

January 31, 2009	$821	$499	$19	$11

        The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit cost in 2009:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pre-tax	Net of tax

Net actuarial loss	$24	$15
Prior service credits	(3)	(2)

Total amortization expense	$21	$13

        The following table summarizes our net pension and postretirement health care benefits expenses for the years 2008, 2007 and 2006:

Net Pension and Postretirement Health Care Benefits Expense
	Pension Benefits			Postretirement Health Care Benefits
(millions)
	2008	2007	2006	2008	2007	2006

Service cost benefits earned during the period	$94	$97	$83	$5	$4	$3
Interest cost on projected benefit obligation	116	105	93	7	7	6
Expected return on assets	(162)	(152)	(141)	—	—	—
Amortization of losses	16	38	47	—	1	1
Amortization of prior service cost	(4)	(4)	(5)	—	—	—

Total	$60	$84	$77	$12	$12	$10

        Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2008	2007

Accumulated benefit obligation (ABO) for all plans (a)	$1,812	$1,687
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	1,979	48
Total ABO for pension plans with an ABO in excess of plan assets	1,808	39
Fair value of plan assets for pension plans with an ABO in excess of plan assets	1,765	2

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

        Weighted average assumptions used to determine benefit obligations as of the measurement date were as follows:

Weighted Average Assumptions	Pension Benefits		Postretirement Health Care Benefits
	2008	2007	2008	2007

Discount rate	6.50%	6.45%	6.50%	6.45%
Average assumed rate of compensation increase	4.25%	4.25%	n/a	n/a

        Weighted average assumptions used to determine net periodic benefit expense for each fiscal year were as follows:

Weighted Average Assumptions	Pension Benefits			Postretirement Health Care Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.45%	5.95%	5.75%	6.45%	5.95%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a
Average assumed rate of compensation increase	4.25%	4.25%	3.50%	n/a	n/a	n/a

        The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). With an essentially stable asset allocation over the following time periods, our annualized rate of return on qualified plans' assets has averaged 6.3 percent, 5.7 percent and 8.8 percent for the 5-year, 10-year and 15-year periods, respectively, ended January 31, 2009.

        An increase in the cost of covered health care benefits of 9 percent was assumed for 2008. In 2009, the rate is assumed to be 8 percent for non-Medicare eligible individuals and 9 percent for Medicare eligible individuals. Both rates will be reduced to 5 percent in 2013 and thereafter.

        A one percent change in assumed health care cost trend rates would have the following effects at January 31, 2009:

Health Care Cost Trend Rates—1% Change (millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$7	$(7)

Additional Information

        Our pension plan weighted average asset allocations at the measurement date by asset category were as follows:

Asset Category	2008	2007

Domestic equity securities	25%	31%
International equity securities	13	17
Debt securities	27	25
Other (a)	35	27

Total	100%	100%

(a)
Other assets include private equity, mezzanine and distressed debt, a balanced portfolio of global equities and global fixed income securities, timber-related assets, and a 5 percent allocation to real estate.

        Our asset allocation strategy targets 32 percent in domestic equity securities, 18 percent in international equity securities, 23 percent in high quality, long-duration debt securities, including interest rate swaps, and 27 percent in alternative assets. Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 31, 2009 and February 2, 2008. Our expected annualized long-term rate of return assumptions as of January 31, 2009 were 8.5 percent for domestic and international equity securities, 5.5 percent for long-duration debt securities, and 9.5 percent for other assets.

Contributions

        We are not required to make any contributions in 2009, although we may choose to make discretionary contributions of up to $100 million. We expect to make contributions in the range of $5 million to $15 million to our postretirement health care benefit plan in 2009.

Estimated Future Benefit Payments

        Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2009	$111	$10
2010	120	10
2011	126	11
2012	133	12
2013	140	12
2014-2018	825	76

28. Segment Reporting

        Prior to 2008, we operated as a single business segment. During the first quarter of 2008 our Chief Executive Officer (CEO), Robert Ulrich, who was our chief operating decision maker (CODM) as defined in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), retired, and he was succeeded by Gregg Steinhafel. As a result of this change and in light of the anticipated sale of an undivided interest in approximately one-half of our credit card receivables, we reevaluated the provisions of SFAS 131. Based upon our review performed in the first quarter of 2008, we determined that we have two reportable segments, which reflects how our new CODM reviews our results in terms of allocating resources and assessing performance. These two reportable segments are based on our different products and services: Retail and Credit Card. As a result, prior period disclosures reflect the change in reportable segments.

        Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	2008			2007			2006
(millions)	Retail	Credit Card	Total	Retail	Credit Card	Total	Retail	Credit Card	Total

Sales/Credit card revenues	$62,884	$2,064	$64,948	$61,471	$1,896	$63,367	$57,878	$1,612	$59,490
Cost of sales	44,157	—	44,157	42,929	—	42,929	40,366	—	40,366
Bad debt expense (a)	—	1,251	1,251	—	481	481	—	380	380
Selling, general and administrative/Operations and marketing expenses (a) (b)	12,838	474	13,312	12,557	469	13,026	11,745	434	12,179
Depreciation and amortization	1,808	17	1,826	1,643	16	1,659	1,481	15	1,496

Earnings before interest expense and income taxes	4,081	322	4,402	4,342	930	5,272	4,286	783	5,069
Interest expense on nonrecourse debt collateralized by credit card receivables	—	167	167	—	133	133	—	98	98

Segment profit	$4,081	$155	$4,236	$4,342	$797	$5,139	$4,286	$685	$4,971
Unallocated (income)/expense:
Other interest expense			727			535			499
Interest income			(28)			(21)			(25)

Earnings before income taxes			$3,536			$4,625			$4,497

(a)
The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statement of Operations.
(b)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $117 million in 2008, $114 million in 2007 and $109 million in 2006 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

  Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Business Segment	2008			2007
(millions)	Retail	Credit Card	Total	Retail	Credit Card	Total

Total assets	$35,651	$8,455	$44,106	$36,306	$8,254	$44,560

        Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

29. Quarterly Results (Unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2008 and 2007:

Quarterly Results (millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Total revenues	$14,802	$14,041	$15,472	$14,620	$15,114	$14,835	$19,560	$19,872	$64,948	$63,367
Earnings before income taxes	957	1,064	1,003	1,113	633	781	943	1,665	3,536	4,625
Net earnings	602	651	634	686	369	483	609	1,028	2,214	2,849
Basic earnings per share (a)	0.75	0.76	0.82	0.81	0.49	0.57	0.81	1.24	2.87	3.37
Diluted earnings per share (a)	0.74	0.75	0.82	0.80	0.49	0.56	0.81	1.23	2.86	3.33
Dividends declared per share	0.14	0.12	0.16	0.14	0.16	0.14	0.16	0.14	0.62	0.54
Closing common stock price
High	54.89	64.32	55.10	70.14	57.89	67.57	41.35	60.13	57.89	70.14
Low	48.50	58.58	43.68	57.31	32.69	58.11	26.96	48.08	26.96	48.08

(a)
Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

  Note: The sum of the quarterly amounts may not equal the total year amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

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

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

        Not applicable

PART III

        Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 13, 2009. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information – Business Ethics and Conduct and General Information About the Board of Directors – Board Meetings and Committees, of Target's Proxy Statement to be filed on or about April 13, 2009, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

        Executive and Director Compensation, of Target's Proxy Statement to be filed on or about April 13, 2009, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Beneficial Ownership of Certain Shareholders and Securities Authorized for Issuance Under Equity Compensation Plans, of Target's Proxy Statement to be filed on or about April 13, 2009, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Certain Relationships and General Information About the Board of Directors – Director Independence, of Target's Proxy Statement to be filed on or about April 13, 2009, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Audit and Non-audit Fees, of Target's Proxy Statement to be filed on or about April 13, 2009, is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this report:

a)
Financial Statements

Consolidated Statements of Operations for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
Consolidated Statements of Financial Position at January 31, 2009 and February 2, 2008
Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
Consolidated Statements of Shareholders' Investment for the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        Financial Statement Schedules

        For the Years Ended January 31, 2009, February 2, 2008, and February 3, 2007:

                II – Valuation and Qualifying Accounts

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(3)A		Restated Articles of Incorporation (as amended May 24, 2007) (1)
B		By-Laws (as amended through November 11, 1998) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)
C		Registrant agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (5)
B	*	Amended and Restated Director Stock Option Plan of 1995 (6)
C	*	Amended and Restated Executive Long-Term Incentive Plan of 1981 (7)
D	*	Target Corporation Long-Term Incentive Plan (as amended and restated on November 12, 2008)
E	*	Target Corporation SPP I (2009 Plan Statement)
F	*	Target Corporation SPP II (2009 Plan Statement)
G	*	Target Corporation SPP III (2009 Plan Statement)
H	*	Target Corporation Officer Deferred Compensation Plan
I	*	Target Corporation Officer EDCP (2009 Plan Statement)
J	*	Amended and Restated Deferred Compensation Plan Directors (8)
K	*	Target Corporation DDCP (2009 Plan Statement)
L	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated November 12, 2008)
M	*	Executive Excess Long Term Disability Plan (9)
N	*	Director Retirement Program (10)

O	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)
P		Five-Year Credit Agreement dated as of April 12, 2007 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (11)
Q	‡	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association (12)
R		Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association (13)
S		Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association (14)
T		Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (15)
U		Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (16)
(12)		Statements re: Computations of Ratios
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
‡
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
(5)
Incorporated by reference to Appendix B to the Registrant's Proxy Statement filed April 9, 2007.
(6)
Incorporated by reference to Exhibit (10)C to Target's Form 10-K Report for the year ended February 3, 2007.
(7)
Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 3, 2007.
(8)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(9)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended February 3, 2001.
(10)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(11)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended May 5, 2007.
(12)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(13)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(14)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(15)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(16)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended August 2, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 13, 2009		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 13, 2009	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 13, 2009	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN	DERICA W. RICE
CALVIN DARDEN	STEPHEN W. SANGER
MARY N. DILLON	GEORGE W. TAMKE
JAMES A. JOHNSON	SOLOMON D. TRUJILLO
RICHARD M. KOVACEVICH
MARY E. MINNICK		Directors
ANNE M. MULCAHY

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 13, 2009		Douglas A. Scovanner Attorney-in-fact

TARGET CORPORATION

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2008, 2007 and 2006

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses, Revenues	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2008	$570	1,251	(811)	$1,010
2007	$517	481	(428)	$570
2006	$451	380	(314)	$517

Sales returns reserves:
2008	$29	1,088	(1,088)	$29
2007	$31	1,103	(1,105)	$29
2006	$11	1,123	(1,103)	$31

Exhibit Index

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference
(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)	Incorporated by Reference
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Amended and Restated Director Stock Option Plan of 1995	Incorporated by Reference
(10)C	Amended and Restated Executive Long-Term Incentive Plan of 1981	Incorporated by Reference
(10)D	Target Corporation Long-Term Incentive Plan (as amended and restated on November 12, 2008)	Filed Electronically
(10)E	Target Corporation SPP I (2009 Plan Statement)	Filed Electronically
(10)F	Target Corporation SPP II (2009 Plan Statement)	Filed Electronically
(10)G	Target Corporation SPP III (2009 Plan Statement)	Filed Electronically
(10)H	Target Corporation Officer Deferred Compensation Plan	Filed Electronically
(10)I	Target Corporation Officer EDCP (2009 Plan Statement)	Filed Electronically
(10)J	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference
(10)K	Target Corporation DDCP (2009 Plan Statement)	Filed Electronically
(10)L	Target Corporation Officer Income Continuance Policy Statement (as amended and restated November 12, 2008)	Filed Electronically
(10)M	Executive Excess Long Term Disability Plan	Incorporated by Reference
(10)N	Director Retirement Program	Incorporated by Reference
(10)O	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Filed Electronically
(10)P	Five-Year Credit Agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)Q	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association	Incorporated by Reference
(10)R	Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association	Incorporated by Reference
(10)S	Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association	Incorporated by Reference
(10)T	Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(10)U	Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(12)	Statements re: Computations of Ratios	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically