Form 10-Q
period 2009-05-02
TARGET CORP
filed 2009-06-05
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller Reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at June 3, 2009 were 752,279,589.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended
	May 2,	May 3,
(millions, except per share data) (unaudited)	2009	2008
Sales	$14,361	$14,302
Credit card revenues	472	500
Total revenues	14,833	14,802
Cost of sales	9,936	9,898
Selling, general and administrative expenses	3,015	3,037
Credit card expenses	384	274
Depreciation and amortization	472	435
Earnings before interest expense and income taxes	1,026	1,158
Net interest expense
Nonrecourse debt collateralized by credit card receivables	26	18
Other interest expense	177	191
Interest income	(1)	(8)
Net interest expense	202	201
Earnings before income taxes	824	957
Provision for income taxes	302	355
Net earnings	$522	$602
Basic earnings per share	$0.69	$0.75
Diluted earnings per share	$0.69	$0.74
Weighted average common shares outstanding
Basic	752.2	805.5
Diluted	753.0	809.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	May 2,	Jan. 31,	May 3,
(millions)	2009	2009	2008
Assets	(unaudited )		(unaudited )
Cash and cash equivalents, including marketable securities of $849, $302 and $3	$1,371	$864	$620
Credit card receivables, net of allowance of $1,005, $1,010 and $590	7,452	8,084	7,830
Inventory	6,993	6,705	6,836
Other current assets	1,735	1,835	1,473
Total current assets	17,551	17,488	16,759
Property and equipment
Land	5,775	5,767	5,618
Buildings and improvements	20,994	20,430	18,817
Fixtures and equipment	4,295	4,270	3,959
Computer hardware and software	2,504	2,586	2,337
Construction-in-progress	1,427	1,763	2,012
Accumulated depreciation	(9,195)	(9,060)	(8,077)
Property and equipment, net	25,800	25,756	24,666
Other noncurrent assets	861	862	1,405
Total assets	$44,212	$44,106	$42,830
Liabilities and shareholders’ investment
Accounts payable	$6,004	$6,337	$5,959
Accrued and other current liabilities	2,990	2,913	3,137
Unsecured debt and other borrowings	1,255	1,262	1,863
Total current liabilities	10,249	10,512	10,959
Unsecured debt and other borrowings	12,012	12,000	13,230
Nonrecourse debt collateralized by credit card receivables	5,502	5,490	1,900
Deferred income taxes	487	455	493
Other noncurrent liabilities	1,843	1,937	1,891
Total noncurrent liabilities	19,844	19,882	17,514
Shareholders’ investment
Common stock	63	63	66
Additional paid-in capital	2,788	2,762	2,678
Retained earnings	11,821	11,443	11,789
Accumulated other comprehensive loss	(553)	(556)	(176)
Total shareholders’ investment	14,119	13,712	14,357
Total liabilities and shareholders’ investment	$44,212	$44,106	$42,830
Common shares outstanding	752.0	752.7	788.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Three Months Ended
	May 2,	May 3,
(millions) (unaudited)	2009	2008
Operating activities
Net earnings	$522	$602
Reconciliation to cash flow
Depreciation and amortization	472	435
Share-based compensation expense	24	16
Deferred income taxes	69	20
Bad debt provision	296	181
Loss on disposal of property and equipment, net	18	7
Other non-cash items affecting earnings	10	23
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	160	21
Inventory	(288)	(56)
Other current assets	27	79
Other noncurrent assets	—	8
Accounts payable	(333)	(762)
Accrued and other current liabilities	113	12
Other noncurrent liabilities	(91)	(6)
Other	—	160
Cash flow provided by operations	999	740
Investing activities
Expenditures for property and equipment	(540)	(950)
Proceeds from disposal of property and equipment	6	2
Change in accounts receivable originated at third parties	175	23
Other investments	(13)	(41)
Cash flow required for investing activities	(372)	(966)
Financing activities
Change in commercial paper, net	—	902
Reductions of short-term notes payable	—	(500)
Reductions of long-term debt	(1)	(501)
Dividends paid	(121)	(115)
Repurchase of stock	—	(1,403)
Stock option exercises and related tax benefit	2	13
Cash flow required for financing activities	(120)	(1,604)
Net increase / (decrease) in cash and cash equivalents	507	(1,830)
Cash and cash equivalents at beginning of period	864	2,450
Cash and cash equivalents at end of period	$1,371	$620

Amounts presented herein are on a cash basis and therefore may differ from those shown in other sections of this Form 10-Q.  Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” cash flows related to accounts receivable are classified as either an operating activity or an investing activity, depending on their origin.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total
February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)
Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	522	—	—	522
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $2	—	—	—	—	3	—	3
Total comprehensive income							525
Dividends declared	—	—	—	(121)	—	—	(121)
Repurchase of stock	(0.7)	—	—	(23)	—	—	(23)
Stock options and awards	—	—	26	—	—	—	26
May 2, 2009	752.0	$63	$2,788	$11,821	$(507)	$(46)	$14,119

Dividends declared per share were $0.16 and $0.14 for the three months ended May 2, 2009 and May 3, 2008, respectively. For the fiscal year ended January 31, 2009, dividends declared per share were $0.62.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2008 Form 10-K for Target Corporation (the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See Note 1 in Form 10-K for the fiscal year ended January 31, 2009 for those policies. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2.  Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

	Basic EPS		Diluted EPS
	Three Months Ended		Three Months Ended
Earnings Per Share	May 2,	May 3,	May 2,	May 3,
(millions, except per share data)	2009	2008	2009	2008
Net earnings	$522	$602	$522	$602
Basic weighted average common shares outstanding	752.2	805.5	752.2	805.5
Incremental stock options, performance share units and restricted stock units	—	—	0.8	4.1
Weighted average common shares outstanding	752.2	805.5	753.0	809.6
Earnings per share	$0.69	$0.75	$0.69	$0.74

For the May 2, 2009 and May 3, 2008 computations, 33.8 million and 9.9 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

3.   Fair Value Measurements

The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. SFAS No. 157, “Fair Value Measurements,” (SFAS 157) defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.

Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements of an asset or liability: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). Assets measured at fair value on a recurring basis are categorized based upon the lowest level of significant input to the valuations. In determining fair value we use observable market data when available. Additionally, we consider both counterparty credit risk and our own creditworthiness in determining fair value. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. In those instances, the net exposure is then measured considering the counterparty’s creditworthiness.

In the first quarter of 2008, we adopted SFAS 157 for financial assets and liabilities. In the first quarter of 2009, we adopted SFAS 157 for nonfinancial assets and liabilities.

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements –
Recurring Basis	Fair Value at May 2, 2009			Fair Value at Jan. 31, 2009			Fair Value at May 3, 2008
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$849	$—	$—	$302	$—	$—	$3	$—	$—
Other current assets
Prepaid forward contracts	75	—	—	69	—	—	89	—	—
Interest rate swaps(a)	—	—	—	—	—	—	—	2	—
Other noncurrent assets
Interest rate swaps	—	150	—	—	163	—	—	66	—
Company-owned life insurance investments	504	—	—	493	—	—	567	—	—
Total	$1,428	$150	$—	$864	$163	$—	$659	$68	$—
Liabilities
Other noncurrent liabilities
Interest rate swaps	$—	$26	$—	$—	$30	$—	$—	$—	$—
Total	$—	$26	$—	$—	$30	$—	$—	$—	$—

(a)         Designated as an accounting hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the three months ended May 2, 2009, long-lived assets held for sale with a carrying amount of $30 million were written down to their fair value of $26 million, less cost to sell of $2 million (or $24 million), resulting in a loss of $6 million, which was included in earnings for the period. Additionally, long-lived assets held and used with a carrying amount of $11 million were written down to their fair value of $6 million, resulting in an impairment charge of $5 million, which was included in earnings for the three months ended May 2, 2009. The fair value measurements made during the period were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples and/or public comparables.

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis:

Fair Value Measurements -				Three Months Ended
Nonrecurring Basis	At May 2, 2009			May 2, 2009
(millions)	Level 1	Level 2	Level 3	Gain/(Loss)
Other current assets
Long-lived assets held for sale(a)	$—	$24	$—	$(6)
Property and equipment
Long-lived assets held and used	—	6	—	(5)
Total	$—	$30	$—	$(11)

(a) Reported measurement is fair value less cost to sell. Cost to sell was approximately $2 million at May 2, 2009.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs, was $1,005 million at May 2, 2009, $1,010 million at January 31, 2009 and $590 million at May 3, 2008. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $371 million at May 2, 2009, $393 million at January 31, 2009 and $248 million at May 3, 2008. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer payment plans to cardholders that restructure the terms of finance charges and minimum payments that meet the definition of a troubled debt restructuring (TDRs) in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” These concessions are made on a case-by-case basis for economic or legal reasons specific to the cardholders’ circumstances. At May 2, 2009, January 31, 2009 and May 3, 2008, receivables classified as TDRs were approximately 6.1 percent, 4.9 percent and 3.4 percent of period end receivables, respectively. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

As a method of providing funding for our credit card receivables, we sell on an ongoing basis all of our consumer credit card receivables to Target Receivables Corporation (TRC), a wholly owned, bankruptcy remote subsidiary. TRC then transfers the receivables to the Target Credit Card Master Trust (the Trust), which from time to time will sell debt securities to third parties either directly or through a related trust. These debt securities represent undivided interests in the Trust assets. TRC uses the proceeds from the sale of debt securities and its share of collections on the receivables to pay the purchase price of the receivables to the Corporation.

We consolidate the receivables within the Trust and any debt securities issued by the Trust, or a related trust, in our Consolidated Statements of Financial Position based upon the applicable accounting guidance. The receivables transferred to the Trust are not available to general creditors of the Corporation. The payments to the holders of the debt securities issued by the Trust or the related trust are made solely from the assets transferred to the Trust or the related trust and are nonrecourse to the general assets of the Corporation. Upon termination of the securitization program and repayment of all debt securities, any remaining assets could be distributed to the Corporation in a liquidation of TRC.

In the second quarter of 2008, we sold an interest in our credit card receivables to a JPMorgan Chase affiliate (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. This transaction was accounted for as a secured borrowing, and accordingly, the receivables within the trust and the note payable issued by the trust are reflected in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the receivables transferred to the trust are not available to general creditors of the Corporation, and the payments to JPMC are made solely from the trust assets and are nonrecourse to the general assets of the Corporation. The accounts receivable assets that collateralize the note payable supply the cash flow to pay principal and interest to the note holder. Periodic interest payments due on the note are satisfied provided the cash flows from the trust assets are sufficient. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the trust are sufficient.

5.  Contingencies

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

6.  Notes Payable

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at May 2, 2009 or January 31, 2009.  Notes payable under this program totaled $902 million at May 3, 2008 and are included in the current portion of unsecured debt and other borrowings in the Consolidated Statement of Financial Position.

7.  Derivative Financial Instruments

Derivative financial instruments are reported at fair value on the Consolidated Statements of Financial Position. Our derivative instruments have been primarily interest rate swaps. We use these derivatives to mitigate our interest rate risk.  We have counterparty credit risk resulting from our derivative instruments. This risk lies primarily with two global financial institutions.   We monitor this concentration of counterparty credit risk on an ongoing basis.

Historically, the majority of our derivative instruments qualified for hedge accounting under SFAS 133. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period. We assessed at the inception of the hedge whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. Under the provisions of SFAS 133, 100 percent hedge effectiveness was assumed for those derivatives whose terms met the conditions of the SFAS 133 “short-cut method.”  There was no ineffectiveness recognized during the three months ended May 2, 2009 and May 3, 2008 related to our derivative instruments. In addition, at May 3, 2009, we had no derivative instruments designated as accounting hedges.

During the first quarter of 2008, we terminated certain “pay floating” interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. Because these swaps were designated as hedges, and concurrent with their terminations, we were required to stop making market value adjustments to the associated hedged debt. Gains realized upon termination are being amortized into earnings over the remaining life of the associated hedge debt.

Additionally, during 2008, we de-designated certain “pay floating” interest rate swaps, and upon de-designation, these swaps no longer qualified for hedge accounting treatment. As a result of the de-designation, the unrealized gains on these swaps determined at the date of de-designation are being amortized into earnings over the remaining lives of the previously hedged items.

Simultaneous to the de-designations, we entered into “pay fixed” swaps to economically hedge the risks associated with the de-designated “pay floating” swaps. These swaps are not designated as hedging instruments and along with the de-designated “pay floating” swaps are measured at fair value. Changes in fair value measurements are a component of net interest expense on the Consolidated Statements of Operations.

Total net gains amortized into net interest expense for terminated and de-designated swaps were $18 million and $10 million, during the three months ended May 2, 2009 and May 3, 2008, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $245 million, $263 million and $236 million, at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations
(millions)		Income/(Expense)
Type	Classification of Income/(Expense)	May 2, 2009	Jan. 31, 2009	May 3, 2008
Interest Rate Swaps	Other interest expense	$16	$71	$12

For further description of the fair value measurement of derivative contracts and their classification on the Consolidated Statement of Financial Position, see Note 3, Fair Value Measurements.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 1999.

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended May 2, 2009. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

9.  Share Repurchase

During the three months ended May 2, 2009, we repurchased 0.7 million shares of our common stock, for a total cash investment of $21.5 million (average price per share of $30.09), of which $12.4 million was paid in prior periods. All the shares reacquired during the three months ended May 2, 2009 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the three months ended May 2, 2009 had a total cash investment of $21.5 million and an aggregate market value of $23.4 million at their respective settlement dates. In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

During the three months ended May 3, 2008, we repurchased 30.5 million shares of our common stock for a total cash investment of $1,573 million ($51.55 per share), of which $139 million was paid in prior periods. Of the repurchases during the three months ended May 3, 2008, 10 million shares were acquired through the exercise of call options. Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 94.4 million shares of our common stock, for a total cash investment of $4,862 million (average price per share of $51.50).

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

Net Pension Expense and Postretirement	Pension Benefits		Postretirement Health Care Benefit
Healthcare Expense	Three Months Ended		Three Months Ended
(millions)	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Service cost	$25	$23	$1	$1
Interest cost	31	29	2	2
Expected return on assets	(44)	(40)	—	—
Recognized losses	6	4	—	—
Recognized prior service cost	(1)	(1)	—	—
Total	$17	$15	$3	$3

During the three months ended May 2, 2009, we made a discretionary contribution of $100 million to our qualified defined benefit pension plan.

We also maintain a nonqualified, unfunded deferred compensation plan for approximately 3,750 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional two percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 11 current and 52 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional six percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

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

The total change in fair value for contracts indexed to our own common stock recorded in earnings was pre-tax income/(loss) of $19 million and $(4) million for the three months ended May 2, 2009 and May 3, 2008, respectively. For the three months ended May 2, 2009 and May 3, 2008, we invested approximately $9 million and $31 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three months ended May 2, 2009 and May 3, 2008, these repurchases totaled 0.7 million and 1.2 million shares, respectively, and are included in the total share repurchases described in Note 9.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Total Cash Investment
May 3, 2008	1.6	$ 57.56	$93
January 31, 2009	2.2	39.98	88
May 2, 2009	1.8	41.11	76

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended May 2, 2009			Three Months Ended May 3, 2008
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,361	$472	$14,833	$14,302	$500	$14,802
Cost of sales	9,936	—	9,936	9,898	—	9,898
Bad debt expense(a)	—	296	296	—	181	181
Selling, general and administrative/ Operations and marketing expenses(a), (b)	2,995	107	3,103	3,014	116	3,130
Depreciation and amortization	468	4	472	431	4	435
Earnings before interest expense and
income taxes	962	65	1,026	959	199	1,158
Interest expense on nonrecourse debt
collateralized by credit card receivables	—	26	26	—	18	18
Segment profit	$962	$39	1,000	$959	$181	1,140
Unallocated (income) and expenses
Other interest expense			177			191
Interest income			(1)			(8)
Earnings before income taxes			$824			$957

(a)			The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $20 million for the three months ended May 2, 2009 and $24 million for the three months ended May 3, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	May 2, 2009			Jan. 31, 2009			May 3, 2008
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$36,389	$7,823	$44,212	$35,651	$8,455	$44,106	$34,792	$8,038	$42,830

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Sales totaled $14,361 million and $14,302 million for the three months ended May 2, 2009 and May 3, 2008, respectively, an increase of 0.4 percent. Comparable-store sales (as defined below) in the first quarter of 2009 declined 3.7 percent from the same period last year. Credit card revenues were $472 million and $500 million for the three months ended May 2, 2009 and May 3, 2008, respectively, a decrease of 5.7 percent. The combination of retail and credit card operations produced earnings before interest expense and income taxes of $1,026 million for the three months ended May 2, 2009 and $1,158 million for the three months ended May 3, 2008, a decrease of 11.4 percent. Net earnings for the three months ended May 2, 2009 were $522 million, or $0.69 per share, compared with $602 million, or $0.74 per share for the same period last year. All earnings per share figures refer to diluted earnings per share. Cash flow provided by operations was $999 million and $740 million for the three months ended May 2, 2009 and May 3, 2008, respectively. Additionally, we paid dividends of $121 million during the first quarter of 2009 compared to $115 million during the first quarter of 2008. We opened 27 new stores during the three months ended May 2, 2009, or 16 stores net of 6 relocations and 5 closings. During the three months ended May 3, 2008, we opened 26 new stores representing 22 stores net of 4 relocations.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended		Percent
(millions)	May 2, 2009	May 3, 2008	Change
Sales	$14,361	$14,302	0.4%
Cost of sales	9,936	9,898	0.4
Gross margin	4,425	4,404	0.5
SG&A expenses (a)	2,995	3,014	(0.6)
EBITDA	1,430	1,390	2.8
Depreciation and amortization	468	431	8.6
EBIT	$962	$959	0.3%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $20 million for the three months ended May 2, 2009 and $24 million for the three months ended May 3, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended
	May 2, 2009	May 3, 2008
Gross margin rate	30.8%	30.8%
SG&A expense rate	20.9%	21.1%
EBITDA margin rate	10.0%	9.7%
Depreciation and amortization expense rate	3.3%	3.0%
EBIT margin rate	6.7%	6.7%

Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Total sales for the Retail Segment in the three months ended May 2, 2009 were $14,361 million, compared with $14,302 million for the same period a year ago, an increase of 0.4 percent. Growth in total sales resulted from sales from newly opened stores, offset by lower comparable-store sales.

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

Comparable-store sales do not include:

•                  sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                  sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended
	May 2,	May 3,
	2009	2008
Comparable-store sales	(3.7)%	(0.7)%
Drivers of changes in comparable-store sales:
Number of transactions	(1.3)%	(1.8)%
Average transaction amount	(2.4)%	1.1%
Units per transaction	(3.2)%	(0.8)%
Selling price per unit	0.8%	1.9%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, and comparable-store sales rates are negatively impacted by transfer of sales to new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 in Form 10-K for the fiscal year ended January 31, 2009 for a description of expenses included in cost of sales. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

For the three months ended May 2, 2009, our consolidated gross margin rate was 30.8 percent, consistent with 30.8 percent in the same period last year. Our 2009 gross margin rate was adversely affected by sales mix; sales in merchandise categories that yield lower gross margin rates (generally non-discretionary product categories of consumables and commodities) outpaced sales in our higher margin apparel and home merchandise categories. The impact of sales mix on the gross margin rate was an approximate 0.8 percentage point reduction. This mix impact was offset, in total, by favorable markup and markdown rate performance and favorable supply chain expense rates.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 in Form 10-K for the fiscal year ended January 31, 2009 for a description of expenses included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

For the three months ended May 2, 2009, SG&A expense rate was 20.9 percent, compared with 21.1 percent for the same period last year. Favorability in SG&A expense rate was driven by sustained productivity gains in our stores, an approximate 0.2 percentage point reduction, and year-over-year expense favorability related to timing of certain expenditures, an approximate 0.3 percentage point reduction. This favorability was partially offset by an approximate 0.2 percentage point increase in other operational expenses.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three months ended May 2, 2009, our depreciation and amortization expense rate was 3.3 percent compared to 3.0 percent for the same period last year. The rate unfavorability was due to growth of these expenses in line with our historical capital investment, compared with modest sales growth in the quarter.

Store Data

During the three months ended May 2, 2009, we opened 27 new stores, including 21 general merchandise stores (10 net of store closings) and 6 SuperTarget stores. During the three months ended May 3, 2008, we opened 26 new stores, including 18 general merchandise stores (14 net of store closings) and 8 SuperTarget stores.

Number of Stores and Retail	Number of Stores			Retail Square Feet (a)
Square Feet	May 2,	Jan. 31,	May 3,	May 2,	Jan. 31,	May 3,
	2009	2009	2008	2009	2009	2008
Target general merchandise stores	1,453	1,443	1,395	182,087	180,321	173,015
SuperTarget stores	245	239	218	43,385	42,267	38,514
Total	1,698	1,682	1,613	225,472	222,588	211,529

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	May 2, 2009		May 3, 2008
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$355	16.3%	$354	16.8%
Late fees and other revenue	87	4.0	108	5.1
Third party merchant fees	30	1.4	38	1.8
Total revenues	472	21.7	500	23.7
Bad debt expense	296	13.6	181	8.5
Operations and marketing expenses (a)	107	4.9	116	5.5
Depreciation and amortization	4	0.2	4	0.2
Total expenses	407	18.7	301	14.3
EBIT	65	3.0	199	9.4
Interest expense on nonrecourse debt collateralized by credit card receivables	26		18
Segment profit	$39		$181
Average gross credit card receivables funded by Target (b)	$3,200		$6,267
Segment pretax ROIC (c)	4.8%		11.5%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $20 million for the three months ended May 2, 2009 and $24 million for the three months ended May 3, 2008   are recorded as an increase to Operations and marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average gross credit card receivables funded by the Corporation. These amounts exclude $5,496 million for the three months ended May 2,  2009 and $2,180 million for the three months ended May 3, 2008 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by the Corporation, expressed as an annualized rate.

(d) As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended May 2, 2009			Three Months Ended May 3, 2008
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$65	3.0%	(b)	$199	9.4%	(b)
LIBOR (a)		0.5%			2.9%
Spread to LIBOR (c)	$54	2.5%	(b)	$138	6.5%	(b)

(a)  Balance-weighted one-month LIBOR

(b)  As a percentage of average gross credit card receivables.

(c)  Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

Our primary measure of profit in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level. This metric approximates the overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. For the 2009 first quarter, the vast majority of our portfolio accrued finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. We implemented a terms change to our portfolio, effective in April 2009, that establishes a minimum annual percentage rate (APR) applied to cardholder account balances. Under this terms change, finance charges will accrue at a fixed APR if the benchmark Prime Rate is less than 6%; if the Prime Rate is greater than 6%, finance charges will accrue at the benchmark Prime Rate, plus a spread.

Credit card segment profit in the quarter declined to $39 million from $181 million last year as a result of a decline in the spread to LIBOR earned on the overall portfolio, and as a result of other factors, including a 49 percent reduction in Target’s investment in this segment’s average gross credit card receivables. Segment revenues were $472 million, a decrease of $28 million, or 5.7 percent, from the same period last year. On a rate basis, revenue yield (segment revenues as an annualized percentage of average gross credit card receivables) decreased two percentage points. This negative pressure on revenue yield was primarily due to a reduction in the Prime Rate index used to determine finance charge rates in the portfolio, offset by the positive impact of terms changes implemented in 2008, and higher year-over-year levels of finance charge and late fee revenue write-offs as well as lower external sales volume contributing to the decline in third party merchant fees .. Segment expenses were $407 million, an increase of $106 million, or 35.1 percent, from the same period last year, driven by an increase in bad debt expense of $116 million. The increase in bad debt expense resulted from the increase in our annualized incurred net write-off rate from 7.6 percent for the three months ended May 3, 2008 to 13.9 percent for the three months ended May 2, 2009 reflecting the weakened consumer credit environment that developed over the last twelve months.

Receivables Rollforward Analysis	Three Months Ended
(millions)	May 2, 2009	May 3, 2008
Beginning gross credit card receivables	$9,094	$8,624
Charges at Target	804	946
Charges at third parties	1,664	2,148
Payments	(3,261)	(3,629)
Other	156	331
Period-end gross credit card receivables	$8,457	$8,420
Average gross credit card receivables	$8,697	$8,447
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	6.1%	4.2%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	4.4%	2.9%

Allowance for Doubtful Accounts	Three Months Ended
(millions)	May 2, 2009	May 3, 2008
Allowance at beginning of period	$1,010	$570
Bad debt provision	296	181
Net write-offs(a)	(301)	(161)
Allowance at end of period	$1,005	$590
As a percentage of period-end gross credit card receivables	11.9%	7.0%
Net write-offs as a percentage of average gross credit card receivables (annualized)	13.9%	7.6%

(a)       Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at May 2, 2009 were $8,457 million compared with $8,420 million at May 3, 2008, an increase of 0.4 percent. Average gross credit card receivables for the three months ended May 2, 2009 increased 3.0 percent compared with the same period last year. This growth was driven by the impact of industry-wide declines in payment rates, offset in part by a reduction in charge activity resulting from reductions in card usage by our guests, and from risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders.

Other Performance Factors

Net Interest Expense

Net interest expense was $202 million for the three months ended May 2, 2009, increasing 0.6 percent, or $1 million from the same period last year, reflecting higher average debt balances offset by a lower average portfolio interest rate. The comparative increase in debt balances is primarily attributable to capital expenditures and prior years’ share repurchases, and the current period’s average portfolio net interest rate was 0.8 percentage points lower than the prior period.

Provision for Income Taxes

Our effective income tax rate was 36.7 percent for the three months ended May 2, 2009 compared with 37.1 percent for the three months ended May 3, 2008. The decrease between the two periods was primarily due to higher capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable. The current period’s effective income tax rate was also affected by a decrease in the amount of reserves recorded for tax uncertainties.

Workforce Reduction

In 2008, we recorded a $47 million charge related to workforce reduction actions, approximately $21 million of which related to actions announced in January 2009 affecting our headquarters population. This charge was comprised of severance and benefit costs of $37 million and other expenses of $10 million and was recorded as a component of SG&A expenses in our Consolidated Statements of Operations. At the end of 2008, the remaining liability balance was approximately $31 million.

During the three months ended May 2, 2009, we recorded additional charges of $8 million relating to these actions as affected team members provided additional required services, and we made cash payments of $30 million. At May 2, 2009, the remaining liability balance was approximately $9 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Historically, we have funded our operations and growth through internally generated funds and, if needed, debt financing. Cash flow provided by operations was $999 million for the three months ended May 2, 2009 compared with $740 million for the same period last year.

Our average gross credit card receivables for the three months ended May 2, 2009 were $8,697 million compared with $8,447 million for the three months ended May 3, 2008, an increase of 3.0 percent. This growth was driven by the impact of industry-wide declines in payment rates, offset in part by a reduction in charge activity resulting from risk management and underwriting initiatives that significantly reduced credit lines and from notable reductions in card usage.

Inventory levels increased $156 million, or 2.3 percent from May 3, 2008 to May 2, 2009, reflecting increased inventory levels required to support comparatively higher retail square footage. Accounts payable increased by 0.8 percent over the same period.

Capital expenditures for the three months ended May 2, 2009 were $540 million, compared with $950 million for the same period a year ago. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets.  In light of the current operating environment, we have fewer opportunities to productively invest capital and have reduced our forecasted capital expenditures for 2009 to slightly over $2 billion.

During the three months ended May 2, 2009 and through settlement of prepaid forward contracts, we repurchased 0.7 million shares of our common stock for a total cash investment of $21.5 million ($30.09 per share), of which $12.4 million was outlaid prior to that period. During the three months ended May 3, 2008, we repurchased 30.5 million shares of our common stock for a total cash investment of $1,573 million ($51.55 per share), of which $139 million was outlaid prior to that period. Of the repurchases during the three months ended May 3, 2008, 10 million shares were acquired through the exercise of call options.

We declared dividends totaling $121 million ($0.16 per share) during the three months ended May 2, 2009, an increase of 9.1 percent over the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Maintaining strong investment-grade debt ratings is a key part of our financing strategy. Our current debt ratings are as follows:

Debt Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables(a)	Aaa	AA	n/a

(a)       These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2009 or 2008 under this credit facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at May 2, 2009, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. In April 2009, the FASB issued FSP 141(R)-1, which amends the accounting for contingencies acquired in a business combination. SFAS 141(R), as amended, will generally only impact the accounting for future business combinations and therefore adoption has no current impact on our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. We adopted SFAS 160 at the beginning of fiscal 2009 and the adoption had no impact on our consolidated net earnings, cash flows or financial position.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.” The FSP requires the SFAS 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We intend to adopt FSP FAS 107-1 and APB 28-1 at the end of the first quarter of 2009 and because the FSP only requires additional disclosures, the adoption will not impact our consolidated net earnings, cash flows or financial position.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 will be effective at the end of fiscal 2009.  We intend to adopt these additional disclosure requirements on the effective date.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2), which deferred the effective date of SFAS No. 157, “Fair Value Measurements”  for one year, as it relates to nonfinancial assets and liabilities. We adopted FSP FAS 157-2 for nonfinancial assets and liabilities at the beginning of 2009 and the adoption had no impact on our consolidated net earnings, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly”, which offers guidance on the determination of the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reaffirms that the exit price remains the objective of a fair-value measurement. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. We early adopted FSP FAS 157-4 in the first quarter of 2009. The application of the FSP did not have an impact on our consolidated net earnings, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which modifies the recognition requirements for other-than-temporary impairment of debt securities and enhances existing disclosures with regards to other-than-temporary impairment for debt and equity securities. We adopted FSP FAS 115-2 and FAS 124-2 at the end of the first quarter of 2009. The application of the FSP had no impact on our consolidated net earnings, cash flows or financial position.

Outlook for Fiscal Year 2009

While we are encouraged by improved stability and predictability in key aspects of both our retail and credit card segments, we continue to plan these segments conservatively in light of continued softness in the overall economic and consumer environment.

In our Retail Segment, we expect comparable store sales to decline in the low-to-mid single digit range, consistent with recent trends. This outlook envisions that sales in our lower-margin non-discretionary categories will continue to outpace sales in our higher-margin more-discretionary categories. We expect the adverse effect of this sales mix on our gross margin rate to be offset, in part, by continued implementation of practices (such as, international sourcing and owned brands) that will benefit gross margin rate within merchandise categories. We also maintain our disciplined focus on SG&A expenses throughout the organization, though fluctuations in the timing of certain expense items are expected to affect quarterly expense rates for the remainder of the year. By the fourth quarter, we expect to surpass last year’s performance in comparable store sales and in the generation of EBIT and EBITDA.

In our Credit Card Segment, we are managing our portfolio to reduce risks in exchange for a somewhat smaller portfolio of receivables. We believe that the performance in our portfolio will improve as the year progresses, assuming stable-to-improving economic conditions. We continue to expect second quarter net write-off dollars to remain at a level near our first quarter experience and believe that it is unlikely net write-off dollars would increase from our current experience in either of the remaining two quarters in 2009.

We remain deliberate in the management and application of cash resources. We continue to believe that we will generate more than $4 billion in cash from operations in 2009, which would provide sufficient funding for all of our needs, including expected capital expenditures of slightly over $2 billion. We expect to open about 75 stores in 2009, or about 60 stores net of rebuilds and relocations. We have no need or plans to access the debt capital markets in 2009, but might choose do so opportunistically under the right market conditions.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: the adequacy of our reserves in light of the expected outcome of litigation and tax uncertainties; for our Retail Segment, our outlook for comparable-store sales, sales mix, gross margin rate, SG&A expense rate, EBIT and EBITDA; for our Credit Card Segment, our outlook for future write-offs of current receivables, portfolio performance and aggregate portfolio size; the expected compliance with debt covenants; the anticipated impact of new accounting pronouncements; our expected capital expenditures; our intentions regarding future dividends; and the number of stores to be opened in 2009.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A to our Form 10-K for the fiscal year ended January 31, 2009, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating rate, and on our credit card receivables. We implemented a terms change to our credit card portfolio, effective in April 2009, that establishes a minimum annual percentage rate (APR) applied to cardholder account balances as a finance charge. Under this terms change, finance charges will accrue at a fixed APR if the benchmark Prime Rate is less than 6%; if the Prime Rate is greater than 6%, finance charges will accrue at the benchmark Prime Rate, plus a spread. At May 2, 2009, the interest rate on our credit card assets was effectively fixed and our level of floating-rate debt exceeded our floating-rate marketable securities by approximately $5 billion. The annualized effect of a one percentage point increase in interest rates on our net floating rate debt obligations would be to decrease earnings before income taxes by approximately $50 million, based on our balance sheet position at May 2, 2009.

There have been no material changes in the other primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 31, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a civil lawsuit filed by the California Attorney General in October 2008 alleging that we sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid and air fresheners) and other products that were not approved for sale in California (gas cans and gas generators). The case is in its early stages and settlement discussions are continuing. We anticipate that any resolution of this matter is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows. In addition, we are also one of many defendants in a lawsuit filed on February 13, 2008, by the State of California involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation, initially made by the California Air Resources Board in April 2006, involves a non-food product (hairspray) that allegedly contained levels of a volatile organic compound in excess of permissible levels. We anticipate that the settlement, to be fully indemnified by the vendor, is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows.  In addition, we have been responding to an inquiry by the California Attorney General and certain California District Attorneys regarding our handling and disposal practices for environmentally sensitive and hazardous materials.  No lawsuit has been filed.  We anticipate that any resolution of this matter will require a payment that is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows.

For a description of other legal proceedings, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended May 2, 2009, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 94.4 million common shares for a total cash investment of $4,862 million ($51.50 per share). In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
February 1, 2009 through February 28, 2009	—	$—	93,699,717	$5,159,490,017
March 1, 2009 through April 4, 2009	350,000	25.74	94,049,717	5,150,479,827
April 5, 2009 through May 2, 2009	363,219	34.27	94,412,936	5,138,031,949
Total	713,219	$30.09	94,412,936	$5,138,031,949

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises.  In the first quarter of 2009, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended May 2, 2009, 0.7 million shares were reacquired through these contracts. At May 2, 2009, we held asset positions in prepaid forward contracts for 1.8 million shares of our common stock, for a total cash investment of $76 million, or $41.11 per share.

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

TARGET CORPORATION

Dated: June 5, 2009	By:	/s/ Douglas A. Scovanner
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