Form 10-Q
period 2009-08-01
TARGET CORP
filed 2009-08-28
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at August 26, 2009 were 751,859,198.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	August 1	,	August 2	,	August 1	,	August 2	,
(millions, except per share data) (unaudited)	2009		2008		2009		2008
Sales	$14,567		$14,971		$28,928		$29,273
Credit card revenues	500		501		972		1,001
Total revenues	15,067		15,472		29,900		30,274
Cost of sales	9,914		10,304		19,851		20,202
Selling, general and administrative expenses	3,136		3,153		6,150		6,190
Credit card expenses	388		347		772		620
Depreciation and amortization	478		448		950		884
Earnings before interest expense and income taxes	1,151		1,220		2,177		2,378
Net interest expense
Nonrecourse debt collateralized by credit card receivables	24		48		51		67
Other interest expense	171		179		348		369
Interest income	(1)		(10)		(2)		(19)
Net interest expense	194		217		397		417
Earnings before income taxes	957		1,003		1,780		1,961
Provision for income taxes	363		369		664		724
Net earnings	$594		$634		$1,116		$1,237
Basic earnings per share	$0.79		$0.82		$1.48		$1.57
Diluted earnings per share	$0.79		$0.82		$1.48		$1.56
Weighted average common shares outstanding
Basic	752.0		770.3		752.1		787.9
Diluted	754.4		773.9		754.2		791.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	August 1,	January 31,	August 2,
(millions)	2009	2009	2008
Assets	(unaudited )		(unaudited )
Cash and cash equivalents, including marketable securities of $385, $302 and $904	$957	$864	$1,527
Credit card receivables, net of allowance of $1,004, $1,010 and $661	7,288	8,084	7,980
Inventory	7,528	6,705	7,313
Other current assets	1,910	1,835	1,800
Total current assets	17,683	17,488	18,620
Property and equipment
Land	5,726	5,767	5,687
Buildings and improvements	21,530	20,430	19,511
Fixtures and equipment	4,481	4,270	4,031
Computer hardware and software	2,540	2,586	2,498
Construction-in-progress	978	1,763	1,851
Accumulated depreciation	(9,543)	(9,060)	(8,426)
Property and equipment, net	25,712	25,756	25,152
Other noncurrent assets	838	862	1,368
Total assets	$44,233	$44,106	$45,140
Liabilities and shareholders’ investment
Accounts payable	$6,233	$6,337	$6,606
Accrued and other current liabilities	3,004	2,913	3,030
Unsecured debt and other borrowings	517	1,262	1,723
Nonrecourse debt collateralized by credit card receivables	56	—	—
Total current liabilities	9,810	10,512	11,359
Unsecured debt and other borrowings	11,983	12,000	12,465
Nonrecourse debt collateralized by credit card receivables	5,458	5,490	5,467
Deferred income taxes	494	455	534
Other noncurrent liabilities	1,886	1,937	1,858
Total noncurrent liabilities	19,821	19,882	20,324
Shareholders’ investment
Common stock	63	63	63
Additional paid-in capital	2,822	2,762	2,707
Retained earnings	12,266	11,443	10,861
Accumulated other comprehensive loss	(549)	(556)	(174)
Total shareholders’ investment	14,602	13,712	13,457
Total liabilities and shareholders’ investment	$44,233	$44,106	$45,140
Common shares outstanding	751.9	752.7	755.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended
	August 1 ,	August 2 ,
(millions) (unaudited)	2009	2008
Operating activities
Net earnings	$1,116	$1,237
Reconciliation to cash flow
Depreciation and amortization	950	884
Share-based compensation expense	48	37
Deferred income taxes	64	14
Bad debt provision	600	437
Loss on disposal of property and equipment, net	74	24
Other non-cash items affecting earnings	28	106
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	154	(150)
Inventory	(823)	(533)
Other current assets	(59)	(104)
Other noncurrent assets	19	(17)
Accounts payable	(103)	(115)
Accrued and other current liabilities	30	(179)
Other noncurrent liabilities	(47)	(47)
Other	—	160
Cash flow provided by operations	2,051	1,754
Investing activities
Expenditures for property and equipment	(1,042)	(1,956)
Proceeds from disposal of property and equipment	24	17
Change in accounts receivable originated at third parties	42	(213)
Other investments	4	(53)
Cash flow required for investing activities	(972)	(2,205)
Financing activities
Reductions of short-term notes payable	—	(500)
Additions to long-term debt	—	3,557
Reductions of long-term debt	(754)	(503)
Dividends paid	(241)	(224)
Repurchase of stock	—	(2,815)
Stock option exercises and related tax benefit	9	21
Other	—	(8)
Cash flow required for financing activities	(986)	(472)
Net increase / (decrease) in cash and cash equivalents	93	(923)
Cash and cash equivalents at beginning of period	864	2,450
Cash and cash equivalents at end of period	$957	$1,527

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total
February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)
Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
(unaudited)
Net earnings	—	—	—	1,116	—	—	1,116
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	7	—	7
Unrealized losses on cash flow hedges, net of taxes of $1	—	—	—	—	—	1	1
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(1)	(1)
Total comprehensive income							1,123
Dividends declared	—	—	—	(249)	—	—	(249)
Repurchase of stock	(1.2)	—	—	(44)	—	—	(44)
Stock options and awards	0.4	—	60	—	—	—	60
August 1, 2009	751.9	$63	$2,822	$12,266	$(503)	$(46)	$14,602

Dividends declared per share were $0.17 and $0.16 for the three months ended August 1, 2009 and August 2, 2008, respectively, and $0.33 and $0.30 for the six months ended August 1, 2009 and August 2, 2008, respectively. For the fiscal year ended January 31, 2009, dividends declared per share were $0.62.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2008 Form 10-K for Target Corporation (the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See Note 1 in our Form 10-K for the fiscal year ended January 31, 2009 for those policies. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

We have performed an evaluation of events that have occurred subsequent to August 1, 2009, and as of August 28, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of or for the three and six-month periods ending August 1, 2009.

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

	Basic EPS				Diluted EPS
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Earnings Per Share	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
(millions, except per share data)	2009	2008	2009	2008	2009	2008	2009	2008
Net earnings	$594	$634	$1,116	$1,237	$594	$634	$1,116	$1,237
Basic weighted average common shares outstanding	752.0	770.3	752.1	787.9	752.0	770.3	752.1	787.9
Incremental stock options, performance share units and restricted stock units	—	—	—	—	2.4	3.6	2.1	3.9
Weighted average common shares outstanding	752.0	770.3	752.1	787.9	754.4	773.9	754.2	791.8
Earnings per share	$0.79	$0.82	$1.48	$1.57	$0.79	$0.82	$1.48	$1.56

For the August 1, 2009 and August 2, 2008 computations, 25.5 million and 10.2 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

3.   Fair Value Measurements

The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). Assets and liabilities measured at fair value are categorized based upon the lowest level of significant input to the valuations.  In determining fair value we use observable market data when available. Additionally, we consider both counterparty credit risk and our own creditworthiness in determining fair value. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. In those instances, the net exposure is then measured considering the counterparty’s creditworthiness.

In the first quarter of 2008, we adopted the fair value measurement guidance for financial assets and liabilities. In the first quarter of 2009, we adopted the fair value measurement guidance for nonfinancial assets and liabilities.

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements – Recurring Basis	Fair Value at August 1, 2009			Fair Value at January 31, 2009			Fair Value at August 2, 2008
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents Marketable securities	$385	$—	$—	$302	$—	$—	$904	$—	$—
Other current assets
Prepaid forward contracts	59	—	—	68	—	—	109	—	—
Equity swaps	1	—	—	1	—	—	2	—	—
Interest rate swaps(a)	—	—	—	—	—	—	—	1	—
Other noncurrent assets
Interest rate swaps(b)	—	131	—	—	163	—	—	79	—
Company-owned life insurance investments(c)	323	—	—	296	—	—	528	—	—
Total	$768	$131	$—	$667	$163	$—	$1,543	$80	$—
Liabilities
Other noncurrent liabilities Interest rate swaps	$—	$14	$—	$—	$30	$—	$—	$—	$—
Total	$—	$14	$—	$—	$30	$—	$—	$—	$—
(a)	Designated as an accounting hedge.
(b)	At August 2, 2008, two interest rate swaps with a combined fair value of $15 million were designated as accounting hedges.
(c)

Company owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $196 million at August 1, 2009, $197 million at January 31, 2009, and $407 million at August 2, 2008.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The fair value measurements related to long-lived assets held for sale and held and used were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples and/or public comparables. We classify these measurements as Level 2. The fair value measurement of an intangible asset was determined using unobservable inputs that reflect our own assumptions regarding how market participants price the intangible assets at the measurement date. We classify these measurements as Level 3.

The following table presents the carrying amounts of nonfinancial assets that were measured at fair value on a nonrecurring basis and any resulting gain or loss included in earnings:

Fair Value Measurements –
Nonrecurring	Other current assets	Property and equipment	Other noncurrent assets
Basis	Long-lived assets	Long-lived assets	Intangible
(millions)	held for sale(a)	held and used(b)	asset
Measured as of May 2, 2009:
Carrying amount	$30	$11	$—
Fair value measurement	24	6	—
Gain/(Loss)	(6)	(5)	—
Measured as of August 1, 2009:
Carrying amount	15	51	5
Fair value measurement	11	34	—
Gain/(Loss)	(4)	(17)	(5)

(a)       Reported measurement is fair value less cost to sell. Costs to sell were approximately $1 million at August 1, 2009 and May 2, 2009.

(b)       Real estate and buildings marketed for sale by the Corporation that have exceeded the period to be classified as held for sale. Reported measurement is fair value less cost to sell. Costs to sell were approximately $2 million at August 1, 2009. There were no costs to sell at May 2, 2009.

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Statements of Financial Position. The fair value of marketable securities is determined using available market prices at the reporting date.  The fair value of debt is measured using a discounted cash flow analysis based on our current market interest rates for similar types of financial instruments.

Financial Instruments Not Measured at Fair Value	August 1, 2009
	Carrying	Fair
(millions)	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$18	$18
Other noncurrent assets
Marketable securities(a)	3	3
Total	$21	$21
Financial liabilities
Total debt(b)	$17,637	$18,502
Total	$17,637	$18,502

(a)           Amounts include held-to-maturity government and money market investments that are held to satisfy the capital requirements of Target Bank and Target National Bank.

(b)           Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at August 1, 2009.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs of existing receivables, was $1,004 million at August 1, 2009, $1,010 million at January 31, 2009 and $661 million at August 2, 2008. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $340 million at August 1, 2009, $393 million at January 31, 2009 and $267 million at August 2, 2008. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer payment plans to cardholders that restructure the terms of finance charges and minimum payments that meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period end gross receivables, receivables classified as TDRs were 6.5 percent at August 1, 2009, 4.9 percent at January 31, 2009, and 3.6 percent at August 2, 2008. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the second quarter of 2008, we sold an interest in our credit card receivables to a JPMorgan Chase affiliate (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. This transaction was accounted for as a secured borrowing, and accordingly, the credit card receivables and the note payable issued are reflected in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the accounts receivable assets that collateralize the note payable supply the cash flow to pay principal and interest to the note holder; the receivables are not available to general creditors of the Corporation; and the payments to JPMC are made solely from the trust assets and are nonrecourse to the general assets of the Corporation. Periodic interest payments due on the note are satisfied provided the cash flows from the trust assets are sufficient. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the trust are sufficient.

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

6.   Notes Payable

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at August 1, 2009, January 31, 2009, or August 2, 2008.

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

Historically, the majority of our derivative instruments were designated as hedge instruments in accordance with applicable accounting guidance.  The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period.  We assessed at the inception of the derivative hedge whether the hedge was highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. For those derivative contracts whose terms met the conditions of the “short-cut method”, 100 percent hedge effectiveness was assumed.  There was no ineffectiveness recognized during the three and six months ended August 1, 2009 and August 2, 2008 related to our hedges. At August 1, 2009, we had no derivative instruments designated as accounting hedges.

During the first quarter of 2008, we terminated certain “pay floating” interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. Because these swaps were designated as hedges, concurrent with their terminations, we stopped making market value adjustments to the associated hedged debt. Gains realized upon termination are being amortized into earnings over the remaining life of the associated hedged debt.

Additionally, during 2008, we de-designated certain “pay floating” interest rate swaps, and upon de-designation, these swaps no longer qualified for hedge accounting treatment. As a result of the de-designation, the unrealized gains on these swaps determined at the date of de-designation are being amortized into earnings over the remaining lives of the previously hedged items.

Total net gains amortized into net interest expense for terminated and de-designated swaps were $15 million during each of the three months ended August 1, 2009 and August 2, 2008.  Total net gains amortized into net interest expense for terminated and de-designated swaps were $33 million and $26 million during the six months ended August 1, 2009 and August 2, 2008, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-

designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $230 million, $263 million and $221 million, at August 1, 2009, January 31, 2009 and August 2, 2008.

Simultaneous to the de-designations during 2008, we entered into “pay fixed” swaps to economically hedge the risks associated with the de-designated “pay floating” swaps. These swaps are not designated as hedging instruments and along with the de-designated “pay floating” swaps are measured at fair value. Changes in fair value measurements are a component of net interest expense on the Consolidated Statements of Operations.

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations		Three Months Ended		Six Months Ended
	Classification of	August 1,	August 2,	August 1,	August 2,
(millions)	Income/(Expense)	2009	2008	2009	2008
Interest Rate Swaps	Other interest expense	$16	$19	$32	$32

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

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended August 1, 2009. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

9.  Share Repurchase

During the three months ended August 1, 2009, we repurchased 0.5 million shares of our common stock, for a total cash investment of $20 million (average price per share of $41.13), all of which was paid in prior periods. During the six months ended August 1, 2009, we repurchased 1.2 million shares of our common stock, for a total cash investment of $42 million (average price per share of $34.62), of which $33 million was paid in prior periods.  All shares reacquired during the three and six months ended August 1, 2009 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the three months ended August 1, 2009 had a total cash investment of $20 million and an aggregate market value of $21 million at their respective settlement dates.  The prepaid forward contracts settled during the six months ended August 1, 2009 had a total cash investment of $42 million and an aggregate market value of $44 million at their respective settlement dates. In November 2008 we announced a temporary suspension to our open-market share repurchase program.  See Note 10, Pension, Postretirement Health Care and Other Benefits, for further details of our prepaid forward contracts.

During the three months ended August 2, 2008, we repurchased 33.8 million shares of our common stock, for a total cash investment of $1,668 million ($49.30 per share), of which $233 million was paid in prior periods.  During the six months ended August 2, 2008, we repurchased 64.3 million shares of our common stock for a total cash investment of $3,241 million ($50.37 per share), of which $372 million was paid in prior periods. Of the repurchases during the three and six months ended August 2, 2008, 20 million and 30 million shares, respectively, were acquired through the exercise of call options.

Since the inception of our current share repurchase program, which began in the fourth quarter of 2007, we have repurchased 94.9 million shares of our common stock, for a total cash investment of $4,882 million (average price per share of $51.44).

10.  Pension, Postretirement Health Care and Other Benefits

We have qualified defined benefit pension plans covering team members who meet age and service requirements, including in certain circumstances date of hire. We also have unfunded, nonqualified pension plans for team members with qualified plan compensation restrictions. Benefits are provided based on years of service and team member compensation. Upon retirement, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Net Pension Expense and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Healthcare	Three Months Ended		Six Month Ended		Three Months Ended		Six Months Ended
Expense	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
(millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$25	$23	$50	$46	$2	$1	$3	$2
Interest cost	31	29	62	58	2	2	4	4
Expected return on assets	(44)	(40)	(88)	(80)	—	—	—	—
Recognized losses	6	4	12	8	—	—	—	—
Recognized prior service cost	(1)	(1)	(2)	(2)	—	—	—	—
Total	$17	$15	$34	$30	$4	$3	$7	$6

In the 2009 first quarter, we made a discretionary contribution of $100 million to our qualified defined benefit pension plan.

We also maintain a nonqualified, unfunded deferred compensation plan for approximately 3,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional two percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 11 current and 51 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional six percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans by investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans.  These investment vehicles include company owned life insurance on approximately 3,600 highly compensated, current and former team members who have given their consent to be insured and prepaid forward contracts in our own common stock. All of these investments are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.

The total change in fair value for contracts indexed to our own common stock recorded in earnings was pre-tax income/(loss) of $6 million and $(26) million for the three months ended August 1, 2009 and August 2, 2008, respectively, and a pre-tax gain/(loss) of $25 million and $(30) million for the six months ended August 1, 2009 and August 2, 2008, respectively. For the six months ended August 1, 2009 and August 2, 2008, we invested approximately $9 million and $112 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three and six months ended August 1, 2009, these repurchases totaled 0.5 million and 1.2 million shares, respectively, and for the three and six months ended August 2, 2008, these repurchases totaled 0.6 million and 1.8 million shares, respectively, and are included in the total share repurchases described in Note 9, Share Repurchase.

At August 1, 2009, January 31, 2009 and August 2, 2008, our outstanding interest in contracts indexed to our common stock were:

Prepaid Forward Contracts on Target Common Stock		Contractual
	Number of	Price Paid	Fair	Total Cash
(millions, except per share data)	Shares	per Share	Value	Investment
August 2, 2008	2.5	$54.91	$109	$140
January 31, 2009	2.2	39.98	68	88
August 1, 2009	1.3	41.11	59	55

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended August 1, 2009			Three Months Ended August 2, 2008
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,567	$500	$15,067	$14,971	$501	$15,472
Cost of sales	9,914	—	9,914	10,304	—	10,304
Bad debt expense(a)	—	303	303	—	256	256
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,115	106	3,221	3,126	118	3,244
Depreciation and amortization	474	4	478	443	5	448
Earnings before interest expense and
income taxes	1,064	87	1,151	1,098	122	1,220
Interest expense on nonrecourse debt
collateralized by credit card receivables	—	24	24	—	48	48
Segment profit	$1,064	$63	1,127	$1,098	$74	1,172
Unallocated (income) and expenses
Other interest expense			171			179
Interest income			(1)			(10)
Earnings before income taxes			$957			$1,003

(a)			The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $21 million for the three months ended August 1, 2009 and $27 million for the three months ended August 2, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Business Segment Results	Six Months Ended August 1, 2009			Six Months Ended August 2, 2008
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$28,928	$972	$29,900	$29,273	$1,001	$30,274
Cost of sales	19,851	—	19,851	20,202	—	20,202
Bad debt expense(a)	—	600	600	—	437	437
Selling, general and administrative/ Operations and marketing expenses(a), (b)	6,109	213	6,322	6,139	234	6,373
Depreciation and amortization	942	7	950	876	8	884
Earnings before interest expense and
income taxes	2,026	152	2,177	2,056	322	2,378
Interest expense on nonrecourse debt
collateralized by credit card receivables	—	51	51	—	67	67
Segment profit	$2,026	$101	2,126	$2,056	$255	2,311
Unallocated (income) and expenses
Other interest expense			348			369
Interest income			(2)			(19)
Earnings before income taxes			$1,780			$1,961

(a)			The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $41 million for the six months ended August 1, 2009 and $51 million for the six months ended August 2, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	August 1, 2009			January 31, 2009			August 2, 2008
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$36,551	$7,682	$44,233	$35,651	$8,455	$44,106	$36,983	$8,157	$45,140

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial results for the second quarter reflect the challenging economy in which we operated. Our Retail Segment’s results reflect strong gross margin rate performance and disciplined expense control. These results were achieved in light of our previously reported decline in overall and comparable store sales. Despite continuing to operate in a constrained consumer credit environment, our Credit Card Segment’s portfolio continues to exhibit stability and modest profitability.

Cash flow provided by operations was $2,051 million and $1,754 million for the six months ended August 1, 2009 and August 2, 2008, respectively. We opened 23 new stores during the three months ended August 1, 2009, or 21 stores net of 2 relocations. During the three months ended August 2, 2008, we opened 43 new stores representing 35 stores net of 8 relocations.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended			Six Months Ended
	August 1,	August 2,	Percent	August 1,	August 2,	Percent
(millions)	2009	2008	Change	2009	2008	Change
Sales	$14,567	$14,971	(2.7)%	$28,928	$29,273	(1.2)%
Cost of sales	9,914	10,304	(3.8)	19,851	20,202	(1.7)
Gross margin	4,653	4,667	(0.3)	9,077	9,071	0.1
SG&A expenses(a)	3,115	3,126	(0.4)	6,109	6,139	(0.5)
EBITDA	1,538	1,541	(0.2)	2,968	2,932	1.2
Depreciation and amortization	474	443	6.9	942	876	7.7
EBIT	$1,064	$1,098	(3.1)%	$2,026	$2,056	(1.5)%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $21 million and $41 million for the three and six months ended August 1, 2009, respectively, and $27 million and $51 million for the three and six months ended August 2, 2008, respectively, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Gross margin rate	31.9%	31.2%	31.4%	31.0%
SG&A expense rate	21.4%	20.9%	21.1%	21.0%
EBITDA margin rate	10.6%	10.3%	10.3%	10.0%
Depreciation and amortization expense rate	3.3%	3.0%	3.3%	3.0%
EBIT margin rate	7.3%	7.3%	7.0%	7.0%

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

Comparable-store sales do not include:

•                  sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                  sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Comparable-store sales	(6.2)%	(0.4)%	(5.0)%	(0.6)%
Drivers of changes in comparable-store sales:
Number of transactions	(2.6)%	(2.0)%	(1.9)%	(1.9)%
Average transaction amount	(3.7)%	1.6%	(3.1)%	1.4%
Units per transaction	(2.6)%	(1.5)%	(2.9)%	(1.2)%
Selling price per unit	(1.2)%	3.2%	(0.2)%	2.6%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, and comparable-store sales rates are negatively impacted by transfer of sales to new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 31, 2009 for a description of expenses included in cost of sales. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

For the three months ended August 1, 2009, our consolidated gross margin rate was 31.9 percent, compared with 31.2 percent in the same period last year. Our 2009 gross margin rate was adversely affected by sales mix; sales in nondiscretionary merchandise categories that yield lower gross margin rates outpaced sales in our higher margin apparel and home merchandise categories. The impact of sales mix on gross margin rate was an approximate 0.5 percentage point reduction for the three months ended August 1, 2009. This mix impact was more than offset by favorable markup and markdown rate performance and favorable supply chain expense rates.  The impact of rate performance within merchandise categories on gross margin rate was an approximate 1.2 percentage point increase for the three months ended August 1, 2009. Approximately half of this increase is attributable to lower transportation costs, driven by lower crude oil costs and excess transportation industry capacity.

For the six months ended August 1, 2009, our gross margin rate was 31.4 percent compared with 31.0 percent in the same period last year. The impact of sales mix on gross margin rate was an approximate 0.7 percentage point reduction for the six months ended August 1, 2009. The offsetting impact of rate performance within merchandise categories on gross margin rate was an approximate 1.1 percentage point increase for the six months ended August 1, 2009.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 31, 2009 for a description of expenses included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

SG&A expenses declined $11 million and $30 million between the respective three and six month periods as a result of overall productivity gains in our stores. This decrease was achieved even with 71 additional stores open at the end of the second quarter of 2009 than we had at the end of the second quarter of 2008.

For the three and six months ended August 1, 2009, SG&A expense rate was 21.4 percent and 21.1 percent, compared with 20.9 percent and 21.0 for the same periods last year. The increase of the 2009 SG&A expense rates is a result of sales declining at a rate greater than the decline of SG&A expenses.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and six months ended August 1, 2009, our depreciation and amortization expense rate was 3.3 percent compared with 3.0 percent for the same periods last year.  The rate unfavorability was due to growth of these expenses in line with our historical capital investment while sales decreased between the comparative periods.

Store Data

During the three months ended August 1, 2009, we opened 23 new stores, including 21 general merchandise stores (19 net of 2 store relocations) and 2 SuperTarget stores. During the three months ended August 2, 2008, we opened 43 new stores, including 30 general merchandise stores (22 net of 8 store relocations) and 13 SuperTarget stores.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	August 1,	Jan. 31,	August 2,	August 1,	Jan. 31,	August 2,
	2009	2009	2008	2009	2009	2008
Target general merchandise stores	1,472	1,443	1,417	184,663	180,321	176,171
SuperTarget stores	247	239	231	43,739	42,267	40,828
Total	1,719	1,682	1,648	228,402	222,588	216,999

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	August 1, 2009		August 2, 2008
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$377	18.1%	$340	16.0%
Late fees and other revenue	91	4.3	121	5.7
Third party merchant fees	32	1.5	40	1.9
Total revenues	500	23.9	501	23.5
Bad debt expense	303	14.5	256	12.0
Operations and marketing expenses(a)	106	5.0	118	5.5
Depreciation and amortization	4	0.2	5	0.2
Total expenses	413	19.7	379	17.8
EBIT	87	4.2	122	5.8
Interest expense on nonrecourse debt collateralized by credit card Receivables	24		48
Segment profit	$63		$74
Average receivables funded by Target(b)	$2,853		$3,636
Segment pretax ROIC(c)	8.8%		8.2%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $21 million for the three months ended August 1, 2009  and $27 million for the three months ended August 2, 2008, respectively,  are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $5,508 million for the three months ended August 1,  2009 and $4,875 million for the three months ended August 2, 2008 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.

(d) As an annualized percentage of average gross credit card receivables.

Credit Card Segment Results	Six Months Ended		Six Months Ended
	August 1, 2009		August 2, 2008
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$732	17.2%	$694	16.4%
Late fees and other revenue	178	4.2	229	5.4
Third party merchant fees	62	1.5	78	1.9
Total revenues	972	22.8	1,001	23.6
Bad debt expense	600	14.1	437	10.3
Operations and marketing expenses(a)	213	5.0	234	5.5
Depreciation and amortization	7	0.2	8	0.2
Total expenses	820	19.2	679	16.0
EBIT	152	3.6	322	7.6
Interest expense on nonrecourse debt collateralized by credit card Receivables	51		67
Segment profit	$101		$255
Average receivables funded by Target(b)	$3,027		$4,952
Segment pretax ROIC(c)	6.7%		10.3%

(a) New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $41 million for the six months ended August 1, 2009 and $51 million for the six months ended August 2, 2008, respectively,  are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b) Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $5,502 million for the six months ended August 1,  2009 and $3,528 million for the six months ended August 2, 2008 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.

(d) As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended August 1, 2009			Three Months Ended August 2, 2008
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$87	4.2%	(b)	$122	5.8%	(b)
LIBOR(a)		0.3%			2.5%
Spread to LIBOR(c)	$81	3.9%	(b)	$70	3.3%	(b)

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

Spread Analysis - Total Portfolio	Six Months Ended August 1, 2009			Six Months Ended August 2, 2008
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$152	3.6%	(b)	$322	7.6%	(b)
LIBOR(a)		0.4%			2.7%
Spread to LIBOR(c)	$135	3.2%	(b)	$208	4.9%	(b)

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

Our primary measure of Segment profit in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level. This metric approximates the overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. For the 2009 first quarter, the vast majority of our portfolio accrued finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. We implemented a terms change to our portfolio, effective in April 2009, that establishes a minimum annual percentage rate (APR) applied to cardholder account balances. Under this terms change, finance charges will accrue at a fixed APR if the benchmark Prime Rate is less than 6%; if the Prime Rate is greater than 6%, finance charges will accrue at the benchmark Prime Rate, plus a spread.

Credit Card Segment profit for the three months ended August 1, 2009 declined to $63 million from $74 million for the three months ended August 2, 2008. Revenues for the 2009 three months were negatively impacted by a lower Prime Rate index and lower levels of late fees assessed, almost entirely offset by terms changes implemented in 2008 and 2009.  Segment expenses increased during the three months by $35 million, driven by an increase in bad debt expense of $47 million over the comparable period as more accounts were written off, offset by lower rewards expense and strong expense management. Interest expense was favorably impacted by the lower LIBOR rates during 2009 compared with 2008. This portfolio performance, combined with the lower average receivables funded by Target, resulted in an increase in segment pretax ROIC from 8.2% in 2008 to 8.8% in 2009.

During the six months ended August 1, 2009, Credit Card Segment profit declined to $101 million from $255 million in the same period last year as a result of a decline in the spread to LIBOR earned on the overall portfolio and a 38.9 percent reduction in Target’s investment in average gross credit card receivables. Segment revenues decreased due to a decline in late fee revenue and third party merchant fees, moderately offset by higher finance charge revenue resulting from the terms changes implemented between the comparative periods. Segment expenses for the six months ended August 1, 2009 were $820 million, an increase of $140 million, or 20.7 percent, from the same period last year, reflecting higher bad debt expense, slightly offset by lower operating and marketing expenses.

Receivables Rollforward Analysis	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(millions)	2009	2008	2009	2008
Beginning gross credit card receivables	$8,457	$8,420	$9,094	$8,624
Charges at Target	843	1,021	1,646	1,968
Charges at third parties	1,768	2,258	3,432	4,406
Payments	(2,940)	(3,358)	(6,201)	(6,988)
Other	165	300	322	631
Period-end gross credit card receivables	$8,293	$8,641	$8,293	$8,641
Average gross credit card receivables	$8,361	$8,511	$8,529	$8,479
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	5.8%	4.5%	5.8%	4.5%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	4.1%	3.1%	4.1%	3.1%

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
(millions)	2009	2008	2009	2008
Allowance at beginning of period	$1,005	$590	$1,010	$570
Bad debt provision	303	256	600	437
Net write-offs(a)	(304)	(185)	(606)	(346)
Allowance at end of period	$1,004	$661	$1,004	$661
As a percentage of period-end gross
credit card receivables	12.1%	7.6%	12.1%	7.6%
Net write-offs as a percentage of average gross credit card receivables (annualized)	14.5%	8.7%	14.2%	8.2%

(a) Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at August 1, 2009 were $8,293 million compared with $8,641 million at August 2, 2008, a decrease of 4.0 percent. Average gross credit card receivables for the three and six months ended August 1, 2009 decreased 1.8 percent and increased 0.6 percent, respectively, compared with the same 2008 periods. This change was driven by risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders, a reduction in charge activity resulting from reductions in card usage by our guests, offset in part by the impact of an industry-wide decline in payment rates.

Other Performance Factors

Net Interest Expense

Net interest expense was $194 million and $397 million for the three and six months ended August 1, 2009, respectively, decreasing $22 million (10.3 percent) and $21 million (5.1 percent), respectively, from the same periods last year. The annualized average portfolio interest rate was 4.7 percent for the six months ended August 1, 2009 compared with 5.5 percent for the six months ended August 2, 2008.

Provision for Income Taxes

Our effective income tax rate for the second quarter of 2009 was 37.9 percent compared with 36.8 percent for the second quarter of 2008. The year-to-date effective tax rate increased to 37.3 percent in 2009 from 36.9 percent in 2008. The increase in the effective rates between periods is primarily due to transactional items and favorable resolution of specific tax uncertainties that lowered the 2008 effective rates but did not recur in 2009. The 2009 effective income tax rates are also higher due to a comparatively smaller proportion of earnings subject to rate differences between taxing jurisdictions than in 2008. The effects of these rate increases were partially offset by comparatively higher capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses on these investments are not taxable. The capital market returns from these investments in 2009 were higher compared to 2008.

Analysis of Financial Condition

Liquidity and Capital Resources

Historically, we have funded our operations and growth through internally generated funds and, if needed, debt financing. Cash flow provided by operations was $2,051 million for the six months ended August 1, 2009 compared with $1,754 million for the same period last year. The first of our two large 2009 debt maturities, $750 million, was paid during the three months ended August 1, 2009, and our final 2009 large debt maturity, $500 million, was paid in August.

Our period-end gross credit card receivables were $8,293 million at the end of the second quarter of 2009 compared with $8,641 million at the end of the second quarter of 2008, a decrease of 4.0 percent. This change was driven by risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders, a reduction in charge activity resulting from reductions in card usage by our guests, offset in part by an industry-wide decline in payment rates.

Inventory levels increased $215 million, or 2.9 percent from August 2, 2008 to August 1, 2009, reflecting increased inventory levels required to support comparatively higher retail square footage. Accounts payable decreased by 5.6 percent over the same period.

Capital expenditures for the three and six months ended August 1, 2009 were $502 million and $1,042 million, respectively, compared with $1,006 million and $1,956 million for the three and six months ended August 2, 2008, respectively. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets.  In light of the current operating environment, we have fewer opportunities to productively invest capital and continue to forecast capital expenditures for 2009 full year at slightly over $2 billion.

During the three months ended August 1, 2009 and through settlement of prepaid forward contracts, we repurchased 0.5 million shares of our common stock for a total cash investment of $20 million ($41.13 per share), all of which was outlaid prior to that period. During the six months ended August 1, 2009 and through settlement of prepaid forward contracts, we repurchased 1.2 million shares of our common stock for a total cash investment of $42 million ($34.62 per share), of which $33 million was outlaid prior to that period. During the three months ended August 2, 2008, we repurchased 33.8 million shares of our common stock for a total cash investment of $1,668 million ($49.30 per share), of which $233 million was outlaid prior to that period. During the six months ended August 2, 2008, we repurchased 64.3 million shares of our common stock for a total cash investment of $3,241 million ($50.37 per share), of which $372 million was outlaid prior to that period. Of the repurchases during the three and six months ended August 2, 2008, 20 million and 30 million shares, respectively, were acquired through the exercise of call options.

We paid dividends totaling $120 million and $241 million during the three and six months ended August 1, 2009, respectively, an increase of 10.0 percent and 7.5 percent, respectively, from the same period last year. We declared dividends totaling $128 million ($0.17 per share) and $249 million ($0.33 per share) during the three and six months ended August 1, 2009, respectively, an increase of 6.7 percent and 7.9 percent, respectively, over the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Maintaining strong investment-grade debt ratings is a key part of our financing strategy. Our current debt ratings are as follows:

Debt Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables(a)	Aa2	AA	n/a

(a) These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

An additional source of liquidity is available to us through a committed $1.9 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2009 or 2008 under this credit facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at August 1, 2009, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the accounting for contingencies acquired in a business combination. SFAS 141(R), as amended, will generally only impact the accounting for future business combinations and therefore adoption has no current effect on our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. We adopted SFAS 160 at the beginning of fiscal 2009, and the adoption had no effect on our consolidated net earnings, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which established accounting principles and disclosure requirements for subsequent events. We adopted SFAS 165 during the second quarter of 2009, and the adoption had no effect on our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement will be effective for the Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement will be effective for the Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2), which deferred the effective date of SFAS No. 157, “Fair Value Measurements”  for one year, as it relates to nonfinancial assets and liabilities. We adopted FSP FAS 157-2 for nonfinancial assets and liabilities at the beginning of 2009, and the adoption had no effect on our consolidated net earnings, cash flows or financial position.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.” The FSP requires the SFAS 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. We adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009, and because the FSP only required additional disclosures, the adoption did not affect our consolidated net earnings, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which modifies the recognition requirements for other-than-temporary impairment of debt securities and enhances existing disclosures with regards to other-than-temporary impairment for debt and equity securities. We adopted FSP FAS 115-2 and FAS 124-2 at the end of the first quarter of 2009. The application of the FSP had no effect on our consolidated net earnings, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly”, which offers guidance on the determination of the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reaffirms that the exit price remains the objective of a fair-value measurement. We early adopted FSP FAS 157-4 in the first quarter of 2009. The application of the FSP did not have an effect on our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB established that the “FASB Accounting Standards Codification” (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative.

The Codification does not change US GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will utilize the Codification beginning in the third quarter of fiscal 2009.

Outlook for Fiscal Year 2009

In the third and fourth quarters of 2009, the single biggest variable in our performance remains the pace of sales in our Retail Segment.  From a comparison standpoint, last year’s third and fourth quarter comparable-store sales numbers create the potential for better year-over-year trends, even without any change in this year’s pace of sales. This is most notable in the fourth quarter, when we will be comparing against a 5.9 percent comparable-store sales decline in 2008. However, we continue to be cautious in our outlook, and our fourth quarter inventory commitments are not based on any expected improvement in our sales trend other than the benefit provided by a relatively easier comparison.

With regard to gross margin rate, we believe underlying trends of sales mix and margin rate within categories are likely to continue, although with different likely year-over-year outcomes in the next two quarters.  Specifically, we envision moderate gross margin rate compression in the third quarter as we expect a smaller benefit from lower year-over-year transportation costs than we experienced in the second quarter.  In the fourth quarter, we expect to return to gross margin rate expansion as we cycle against last-year’s unusually high seasonal markdowns.

Considering our Retail Segment expenses, we continue to expect strong control across the enterprise, but expect that the year-over-year trends in dollars will not be as strong in the second half of this year as they were in the first half, due to timing of some expenses and particularly because expenses in the fourth quarter of 2008 were very lean.  For the full year, this likely will mean a low single-digit percentage increase in expense dollars.

In our Credit Card Segment, we expect year-over-year reductions in gross receivables to continue for the balance of this year, with year-end 2009 gross receivables approximately a billion dollars lower than year-end 2008. We expect the decline to occur as a result of tighter underwriting standards as well as reduced cardholder charge activity. We expect dollar delinquencies to remain stable, and we expect quarterly dollar write-offs in the next two quarters to be similar to our experience in the first two quarters of 2009, with some likelihood for a slightly better result in the third quarter.

We continue to expect to generate in excess of $4 billion of cash flow from operations this year and continue to expect to reinvest slightly more than $2 billion of capital in our Retail Segment.  As expected, our cash flow has enabled the retirement of our debt maturities this year with internally generated cash flow, as we retired our second and final large 2009 maturity subsequent to quarter-end.  As a result, it remains likely that we would only approach the term debt markets in 2009 if presented with a unique opportunity.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: the adequacy of our reserves in light of the expected outcome of litigation and tax uncertainties; for our Retail Segment, our outlook for comparable-store sales, inventory commitments, sales mix, gross margin rate and SG&A expense levels; for our Credit Card Segment, our outlook for gross receivable portfolio size, dollar delinquencies and future write-offs of current receivables, portfolio performance, profitability, and returns on invested capital; the expected cash flow from operations; our estimated earnings per share; the expected compliance with debt covenants; the anticipated impact of new accounting pronouncements; our forecasted capital expenditures; our intentions regarding future dividends; and the number of stores to be opened in 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the other primary risk exposures or management of market risks from those disclosed in our Form 10-Q for the quarter ended May 2, 2009 or Form 10-K for the fiscal year ended January 31, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a civil lawsuit filed by the California Attorney General in October 2008 alleging that we sold certain products that contained volatile organic compounds in excess of regulated limits (windshield washer fluid and air fresheners) and other products that were not approved for sale in California (gas cans and gas generators). The case is in its early stages and settlement discussions are continuing. We anticipate that any resolution of this matter is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows. In addition, we are also one of many defendants in a lawsuit filed on February 13, 2008, by the State of California involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation, initially made by the California Air Resources Board in April 2006, involves a non-food product (hairspray) that allegedly contained levels of a volatile organic compound in excess of permissible levels. We anticipate that the settlement, to be fully indemnified by the vendor, is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows.  In addition, we are a defendant in a civil lawsuit filed by the California Attorney General in June 2009 alleging that we did not handle and dispose of certain unsold products as a hazardous waste.  The case is in its early stages.  We anticipate that this lawsuit may involve potential monetary sanctions in excess of $100,000, but will not be material to our financial position, results of operations or cash flows.

We are the subject of an ongoing Environmental Protection Agency (EPA) investigation for alleged violations of the Clean Air Act (CAA).  In March 2009, the EPA issued a Finding of Violation (FOV) related to alleged violations of the CAA, specifically the National Emission Standards for Hazardous Air Pollutants (NESHAP) promulgated by the EPA for asbestos.  The FOV pertains to the remodeling of 36 Target stores that occurred between January 1, 2003 and October 28, 2007. The EPA FOV process is ongoing and no specific relief has been sought to date by the EPA. We anticipate that any resolution of this matter will be in the form of monetary  penalties  that are likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended August 1, 2009, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 94.9 million common shares for a total cash investment of $4,882 million ($51.44 per share). In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
May 3, 2009 through May 30, 2009	—	$—	94,412,936	$5,138,031,949
May 31, 2009 through July 4, 2009	—	—	94,412,936	5,138,031,949
July 5, 2009 through August 1, 2009	496,551	41.13	94,909,487	5,117,606,373
	496,551	$41.13	94,909,487	$5,117,606,373

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises.  In the second quarter of 2009, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended August 1, 2009, 0.5 million shares were reacquired through these contracts. At August 1, 2009, we held asset positions in prepaid forward contracts for 1.3 million shares of our common stock, for a total cash investment of $55 million, or $41.11 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

a)              Target Corporation held its Annual Shareholders’ Meeting on May 28, 2009.

b)             The shareholders voted to determine that the number of directors constituting the Company’s Board of Directors will be 12.  The vote was 407,148,127 for, 150,929,833 against, and 1,584,659 abstentions.

c)              The shareholders voted for the election of four nominees to serve as Class III directors for three-year terms expiring in 2012 and until their successors are elected. The vote was as follows:

Name of Candidate	For	Against	Withold/Abstain
Mary N. Dillon	418,082,033	5,522,651	1,249,395
George W. Tamke	415,836,385	7,565,105	1,452,593
Solomon D. Trujillo	411,115,136	9,408,797	1,579,882
Richard M. Kovacevich	408,431,847	6,755,349	9,640,577
James L. Donald	123,561,947	—	14,007,691
William A. Ackman	107,687,703	—	27,130,665
Ronald J. Gilson[1]	45,931,607	86,975,381	1,899,590
Michael L. Ashner	45,166,506	—	89,651,862
Richard W. Vague	43,581,336	—	91,237,032

1 Mr. Gilson was a contingent nominee and was standing for election only if the proposal described in b) above was rejected by shareholders, which would have resulted in a Board consisting of 13 directors.

The directors elected at the meeting are: Mary N. Dillon, George W. Tamke, Solomon D. Trujillo and Richard M. Kovacevich. Other directors whose terms of office continued after the meeting were: Roxanne S. Austin, Calvin Darden, James A. Johnson, Mary E. Minnick, Anne M. Mulcahy, Derica W. Rice, Stephen W. Sanger and Gregg W. Steinhafel.

d)            The shareholders voted to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Target Corporation for fiscal year 2009. The vote was 550,451,924 for, 7,061,773 against and 2,148,997 abstentions.

e)            The shareholders voted to approve the performance measures available under the Target Corporation Long-Term   Incentive Plan.  The vote was 537,347,855 for, 17,634,471 against and 4,674,551 abstentions.

f)            The shareholders voted on a shareholder proposal to adopt a policy to require an annual advisory vote on executive compensation.  The vote was 233,412,303 for, 284,456,300 against, and 41,791,329 abstentions.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Restated Articles of Incorporation (as amended May 24, 2007) (1)

(3)B	By-laws (as amended through November 11, 1998) (2)

(10)D	Target Corporation Long-Term Incentive Plan (as amended May 28, 2009)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)(ii) to the Registrant’s Form 10-Q for the quarter ended October 31, 1998

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: August 28, 2009	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B	By-Laws (as amended through November 11, 1998)	Incorporated by Reference

(10)D	Target Corporation Long-Term Incentive Plan (as amended on May 28, 2009)	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically