Form 10-Q
period 2009-10-31
TARGET CORP
filed 2009-12-04
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at December 2, 2009 were 752,312,784.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	October 31	,	November 1	,	October 31	,	November 1	,
(millions, except per share data) (unaudited)	2009		2008		2009		2008
Sales	$14,789		$14,588		$43,717		$43,861
Credit card revenues	487		526		1,459		1,527
Total revenues	15,276		15,114		45,176		45,388
Cost of sales	10,229		10,130		30,080		30,332
Selling, general and administrative expenses	3,255		3,245		9,405		9,436
Credit card expenses	381		403		1,153		1,023
Depreciation and amortization	537		469		1,487		1,352
Earnings before interest expense and income taxes	874		867		3,051		3,245
Net interest expense
Nonrecourse debt collateralized by credit card receivables	23		60		74		126
Other interest expense	168		180		517		550
Interest income	—		(6)		(3)		(24)
Net interest expense	191		234		588		652
Earnings before income taxes	683		633		2,463		2,593
Provision for income taxes	247		264		911		988
Net earnings	$436		$369		$1,552		$1,605
Basic earnings per share	$0.58		$0.49		$2.06		$2.07
Diluted earnings per share	$0.58		$0.49		$2.06		$2.06
Weighted average common shares outstanding
Basic	751.8		753.5		752.0		776.4
Diluted	755.7		756.6		754.3		780.1

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	October 31,	January 31,	November 1,
(millions)	2009	2009	2008
Assets	(unaudited )		(unaudited )
Cash and cash equivalents, including marketable securities of $273, $302 and $397	$864	$864	$918
Credit card receivables, net of allowance of $1,025, $1,010 and $765	7,023	8,084	7,999
Inventory	9,382	6,705	9,050
Other current assets	2,314	1,835	2,272
Total current assets	19,583	17,488	20,239
Property and equipment
Land	5,754	5,767	5,727
Buildings and improvements	22,250	20,430	20,454
Fixtures and equipment	4,732	4,270	4,212
Computer hardware and software	2,599	2,586	2,610
Construction-in-progress	291	1,763	1,320
Accumulated depreciation	(10,035)	(9,060)	(8,798)
Property and equipment, net	25,591	25,756	25,525
Other noncurrent assets	805	862	1,277
Total assets	$45,979	$44,106	$47,041
Liabilities and shareholders’ investment
Accounts payable	$7,641	$6,337	$7,590
Accrued and other current liabilities	3,117	2,913	3,057
Unsecured debt and other borrowings	577	1,262	2,849
Nonrecourse debt collateralized by credit card receivables	1,063	—	—
Total current liabilities	12,398	10,512	13,496
Unsecured debt and other borrowings	11,432	12,000	11,966
Nonrecourse debt collateralized by credit card receivables	4,463	5,490	5,478
Deferred income taxes	804	455	589
Other noncurrent liabilities	1,911	1,937	1,932
Total noncurrent liabilities	18,610	19,882	19,965
Shareholders’ investment
Common stock	63	63	63
Additional paid-in capital	2,866	2,762	2,725
Retained earnings	12,559	11,443	10,967
Accumulated other comprehensive loss	(517)	(556)	(175)
Total shareholders’ investment	14,971	13,712	13,580
Total liabilities and shareholders’ investment	$45,979	$44,106	$47,041
Common shares outstanding	752.2	752.7	752.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended
	October 31 ,	November 1 ,
(millions) (unaudited)	2009	2008
Operating activities
Net earnings	$1,552	$1,605
Reconciliation to cash flow
Depreciation and amortization	1,487	1,352
Share-based compensation expense	72	43
Deferred income taxes	451	(32)
Bad debt expense	900	751
Loss on disposal of property and equipment, net	85	33
Other non-cash items affecting earnings	44	165
Changes in operating accounts providing/(requiring) cash
Accounts receivable originated at Target	190	(313)
Inventory	(2,677)	(2,270)
Other current assets	(251)	(322)
Other noncurrent assets	27	5
Accounts payable	1,303	869
Accrued and other current liabilities	(148)	(270)
Other noncurrent liabilities	(8)	4
Other	—	160
Cash flow provided by operations	3,027	1,780
Investing activities
Expenditures for property and equipment	(1,440)	(2,827)
Proceeds from disposal of property and equipment	25	26
Change in accounts receivable originated at third parties	(29)	(383)
Other investments	10	(179)
Cash flow required for investing activities	(1,434)	(3,363)
Financing activities
Change in commercial paper, net	—	1,382
Reductions of short-term notes payable	—	(500)
Additions to long-term debt	—	3,557
Reductions of long-term debt	(1,255)	(1,254)
Dividends paid	(369)	(345)
Repurchase of stock	—	(2,815)
Stock option exercises and related tax benefit	31	34
Other	—	(8)
Cash flow (required for)/provided by financing activities	(1,593)	51
Net increase/(decrease) in cash and cash equivalents	—	(1,532)
Cash and cash equivalents at beginning of period	864	2,450
Cash and cash equivalents at end of period	$864	$918

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments and Other	Total
February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)
Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
(unaudited)
Net earnings	—	—	—	1,552	—	—	1,552
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $25	—	—	—	—	38	—	38
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	2	2
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(1)	(1)
Total comprehensive income							1,591
Dividends declared	—	—	—	(376)	—	—	(376)
Repurchase of stock	(1.5)	—	—	(60)	—	—	(60)
Stock options and awards	1.0	—	104	—	—	—	104
October 31, 2009	752.2	$63	$2,866	$12,559	$(472)	$(45)	$14,971

Dividends declared per share were $0.17 and $0.16 for the three months ended October 31, 2009 and November 1, 2008, respectively, and $0.50 and $0.46 for the nine months ended October 31, 2009 and November 1, 2008, respectively. For the fiscal year ended January 31, 2009, dividends declared per share were $0.62.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2008 Form 10-K for Target Corporation (Target or the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See Note 1 in our Form 10-K for the fiscal year ended January 31, 2009 for those policies. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.  We evaluated subsequent events through December 4, 2009, the date of the filing of this Form 10-Q.

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

	Basic EPS								Diluted EPS
	Three Months Ended				Nine Months Ended				Three Months Ended				Nine Months Ended
Earnings Per Share	Oct. 31	,	Nov. 1	,	Oct. 31	,	Nov. 1	,	Oct. 31	,	Nov. 1	,	Oct. 31	,	Nov. 1	,
(millions, except per share data)	2009		2008		2009		2008		2009		2008		2009		2008
Net earnings	$436		$369		$1,552		$1,605		$436		$369		$1,552		$1,605
Basic weighted average common shares outstanding	751.8		753.5		752.0		776.4		751.8		753.5		752.0		776.4
Incremental stock options, performance share units and restricted stock units	—		—		—		—		3.9		3.1		2.3		3.7
Weighted average common shares outstanding	751.8		753.5		752.0		776.4		755.7		756.6		754.3		780.1
Earnings per share	$0.58		$0.49		$2.06		$2.07		$0.58		$0.49		$2.06		$2.06

For the October 31, 2009 and November 1, 2008 computations, 16.3 million and 13.7 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

3.  Fair Value Measurements

The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements –
Recurring Basis	Fair Value at			Fair Value at			Fair Value at
	October 31, 2009			January 31, 2009			November 1, 2008
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents Marketable securities	$273	$—	$—	$302	$—	$—	$397	$—	$—
Other current assets
Prepaid forward contracts	54	—	—	68	—	—	86	—	—
Equity swaps	1	—	—	1	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	134	—	—	163	—	—	88	—
Company-owned life insurance investments(b)	292	—	—	296	—	—	438	—	—
Total	$620	$134	$—	$667	$163	$—	$921	$88	$—
Liabilities
Other noncurrent liabilities Interest rate swaps	$—	$21	$—	$—	$30	$—	$—	$—	$—
Total	$—	$21	$—	$—	$30	$—	$—	$—	$—

(a)	At November 1, 2008, two interest rate swaps with a combined fair value of $25 million were designated as accounting hedges.
(b)

Company-owned life insurance investments consist of equity index funds and fixed income assets.  Amounts are presented net of loans that are secured by some of these policies of $240 million at October 31, 2009, $197 million at January 31, 2009, and $441 million at November 1, 2008.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  The fair value measurements related to long-lived assets held for sale and held and used in the following table were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples and/or public comparables. We classify these measurements as Level 2. The fair value measurement of an intangible asset was determined using unobservable inputs that reflect our own assumptions regarding how market participants price the intangible assets at the measurement date. We classify these measurements as Level 3.

Fair Value Measurements – Nonrecurring Basis
	Other current assets	Property and equipment	Other noncurrent assets
	Long-lived assets	Long-lived assets	Intangible
(millions)	held for sale(a)	held and used(b)	asset
Measured as of May 2, 2009:
Carrying amount	$30	$11	$—
Fair value measurement	24	6	—
Gain/(loss)	(6)	(5)	—
Measured as of August 1, 2009:
Carrying amount	15	51	5
Fair value measurement	11	34	—
Gain/(loss)	(4)	(17)	(5)
Measured as of October 31, 2009:
Carrying amount	34	29	—
Fair value measurement	31	22	—
Gain/(loss)	(3)	(7)	(—)

(a)	Reported measurement is fair value less cost to sell. Costs to sell were approximately $1 million at October 31, 2009, August 1, 2009 and May 2, 2009.
(b)

Real estate and buildings intended for sale in the future but not currently meeting the held for sale criteria. Reported measurement is fair value less cost to sell. Costs to sell were approximately $1 million at October 31, 2009 and $2 million at August 1, 2009. There were no costs to sell at May 2, 2009.

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

Financial Instruments Not Measured at Fair Value	October 31, 2009
	Carrying	Fair
(millions)	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$55	$55
Other noncurrent assets
Marketable securities(a)	4	4
Total	$59	$59
Financial liabilities
Total debt(b)	$17,149	$18,441
Total	$17,149	$18,441

(a)	Amounts include held-to-maturity government and money market investments that are held to satisfy the capital requirements of Target Bank and Target National Bank.
(b)	Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at October 31, 2009.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for expected losses. The allowance, recognized in an amount equal to anticipated future write-offs of existing receivables, was $1,025 million at October 31, 2009, $1,010 million at January 31, 2009 and $765 million at November 1, 2008. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $370 million at October 31, 2009, $393 million at January 31, 2009 and $336 million at November 1, 2008. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 6.7 percent at October 31, 2009, 4.9 percent at January 31, 2009, and 4.0 percent at November 1, 2008. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the second quarter of 2008, we sold an interest in our credit card receivables to a JPMorgan Chase affiliate (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. This transaction was accounted for as a secured borrowing, and accordingly, the credit card receivables and the note payable issued are reflected in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the accounts receivable assets that collateralize the note payable supply the cash flow to pay principal and interest to the note holder; the receivables are not available to general creditors of the Corporation; and the payments to JPMC are made solely from the trust assets and are nonrecourse to the general assets of the Corporation. Interest and principal payments due on the note are satisfied provided the cash flows from the trust assets are sufficient. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the trust are sufficient.  Future principal payments will be made from JPMC’s prorata share of cash flows from the trust assets.

In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the trust) may pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. If a three-month average of monthly finance charge excess (JPMC’s prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC’s interest, the Corporation must implement mutually agreed upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC’s interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation’s systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC may cause the accelerated repayment of the note payable issued in the transaction.  As noted in the preceding paragraph, payments would be made solely from the trust assets.

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

6.  Notes Payable

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at October 31, 2009 or January 31, 2009.  Notes payable under this program totaled $1,382 at November 1, 2008 and are included in the current portion of unsecured debt and other borrowings in the Consolidated Statement of Financial Position.

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

Historically, the majority of our derivative instruments were designated as hedge instruments in accordance with applicable accounting guidance.  The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period.  We assessed at the inception of the derivative hedge whether the hedge was highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. For those derivative contracts whose terms met the conditions of the “short-cut method”, 100 percent hedge effectiveness was assumed.  There was no ineffectiveness recognized during the three and nine months ended October 31, 2009 and November 1, 2008 related to our hedges. At October 31, 2009, we had no derivative instruments designated as accounting hedges.

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

Total net gains amortized into net interest expense for terminated and de-designated swaps were $13 million during the three months ended October 31, 2009 and $14 million during the three months ended November 1, 2008.  Total net gains amortized into net interest expense for terminated and de-designated swaps were $46 million and $40 million during the nine months ended October 31, 2009 and November 1, 2008, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $216 million, $263 million and $206 million, at October 31, 2009, January 31, 2009 and November 1, 2008.

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

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations		Three Months Ended		Nine Months Ended
	Classification of	October 31,	November 1,	October 31,	November 1,
(millions)	Income/(Expense)	2009	2008	2009	2008
Interest Rate Swaps	Other interest expense	$17	$19	$48	$51

For further description of the fair value measurement of derivative contracts and their classification on the Consolidated Statement of Financial Position, see Note 3, Fair Value Measurements.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended October 31, 2009. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months.

During the three months ended October 31, 2009, we filed income tax returns that included tax accounting method changes allowed under applicable tax regulations.  These changes resulted in a substantial increase in tax deductions related to property and equipment, resulting in an increase in noncurrent deferred income tax liabilities of approximately $300 million and a corresponding increase in current income taxes receivable, which is classified as other current assets in the Consolidated Statements of Financial Position.  These changes did not affect income tax expense during the quarter.

9.  Share Repurchase

During the three months ended October 31, 2009, we repurchased 0.3 million shares of our common stock, for a total cash investment of $14 million (average price per share of $43.80), of which $9 million was paid in prior periods. During the nine months ended October 31, 2009, we repurchased 1.5 million shares of our common stock, for a total cash investment of $56 million (average price per share of $36.57), of which $42 million was paid in prior periods.  All shares reacquired during the three and nine months ended October 31, 2009 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the three months ended October 31, 2009 had a total cash investment of $14 million and an aggregate market value of $15 million at their respective settlement dates.  The prepaid forward contracts settled during the nine months ended October 31, 2009 had a total cash investment of $56 million and an aggregate market value of $60 million at their respective settlement dates. In November 2008 we announced a temporary suspension to our open-market share repurchase program.  See Note 10, Pension, Postretirement Health Care and Other Benefits, for further details of our prepaid forward contracts.

During the three months ended November 1, 2008, we repurchased 2.5 million shares of our common stock, for a total cash investment of $140 million ($54.93 per share), all of which was paid in prior periods.  During the nine months ended November 1, 2008, we repurchased 66.8 million shares of our common stock for a total cash investment of $3,380 million ($50.54 per share), of which $453 million was paid in prior periods. Of the repurchases during the nine months ended November 1, 2008, 30 million shares were acquired through the exercise of call options.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 95.2 million shares of our common stock, for a total cash investment of $4,897 million (average price per share of $51.42).

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

Net Pension Expense and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Healthcare	Three Months Ended		Nine Month Ended		Three Months Ended		Nine Months Ended
Expense	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
(millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$25	$24	$75	$70	$2	$1	$5	$3
Interest cost	32	29	94	87	2	2	6	6
Expected return on assets	(44)	(41)	(132)	(121)	—	—	—	—
Recognized losses	6	4	18	12	—	—	—	—
Recognized prior service cost	(1)	(1)	(3)	(3)	—	—	—	—
Total	$18	$15	$52	$45	$4	$3	$11	$9

In the first quarter of 2009, we made a discretionary contribution of $100 million to our qualified defined benefit pension plan.  We are likely to make contributions of $100 million or more during the fourth quarter of 2009, depending on a variety of factors, including the return on our pension plan assets in the fourth quarter of 2009.

During the three months ended October 31, 2009, we amended our postretirement health care plan, resulting in a $46 million reduction to our recorded liability, with a corresponding increase to shareholders’ equity of $28 million, net of taxes of $18 million.  At October 31, 2009 our postretirement health care liability was $74 million.  The financial benefits of this amendment will be recognized through a reduction of benefit plan expense over the next 6 years.

We also maintain a nonqualified, unfunded deferred compensation plan for approximately 3,400 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional two percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 11 current and 50 retired participants. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional six percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

We control some of our risk of offering the nonqualified plans by investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans.  These investment vehicles include company owned life insurance on approximately 3,500 highly compensated, current and former team members who have given their consent to be insured and prepaid forward contracts in our own common stock. All of these investments are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.

The total change in fair value for contracts indexed to our own common stock recorded in earnings was a pretax gain of $6 million and $29 million for the three months ended October 31, 2009 and November 1, 2008, respectively, and a pretax gain/(loss) of $31 million and $(2) million for the nine months ended October 31, 2009 and November 1, 2008, respectively. For the nine months ended October 31, 2009 and November 1, 2008, we invested approximately $14 million and $207 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three and nine months ended October 31, 2009, these repurchases totaled 0.3 million and 1.5 million shares, respectively, and for the three and nine months ended November 1, 2008, these repurchases totaled 2.5 million and 4.3 million shares, respectively, and are included in the total share repurchases described in Note 9, Share Repurchase.

At October 31, 2009, January 31, 2009 and November 1, 2008, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Fair Value	Total Cash Investment
November 1, 2008	2.3	$41.11	$86	$95
January 31, 2009	2.2	39.98	68	88
October 31, 2009	1.1	41.11	54	46

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended October 31, 2009			Three Months Ended November 1, 2008
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$14,789	$487	$15,276	$14,588	$526	$15,114
Cost of sales	10,229	—	10,229	10,130	—	10,130
Bad debt expense(a)	—	301	301	—	314	314
Selling, general and administrative/Operations and marketing expenses(a), (b)	3,236	99	3,335	3,221	113	3,334
Depreciation and amortization	533	4	537	465	4	469
Earnings before interest expense and income taxes	791	83	874	772	95	867
Interest expense on nonrecourse debt collateralized by credit card receivables	—	23	23	—	60	60
Segment profit	$791	$60	851	$772	$35	807
Unallocated (income) and expenses
Other interest expense			168			180
Interest income			—			(6)
Earnings before income taxes			$683			$633

(a)       The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b)       New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $19 million for the three months ended October 31, 2009 and $24 million for the three months ended November 1, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Business Segment Results	Nine Months Ended October 31, 2009			Nine Months Ended November 1, 2008
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$43,717	$1,459	$45,176	$43,861	$1,527	$45,388
Cost of sales	30,080	—	30,080	30,332	—	30,332
Bad debt expense(a)	—	900	900	—	751	751
Selling, general and administrative/ Operations and marketing expenses(a), (b)	9,345	312	9,658	9,361	347	9,708
Depreciation and amortization	1,476	11	1,487	1,339	13	1,352
Earnings before interest expense and income taxes	2,816	236	3,051	2,829	416	3,245
Interest expense on nonrecourse debt collateralized by credit card receivables	—	74	74	—	126	126
Segment profit	$2,816	$162	2,977	$2,829	$290	3,119
Unallocated (income) and expenses
Other interest expense			517			550
Interest income			(3)			(24)
Earnings before income taxes			$2,463			$2,593

(a)       The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b)       New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $59 million for the nine months ended October 31, 2009 and $75 million for the nine months ended November 1, 2008 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	October 31, 2009			January 31, 2009			November 1, 2008
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$38,519	$7,460	$45,979	$35,651	$8,455	$44,106	$38,780	$8,261	$47,041

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

12.  Subsequent Events

On November 6, 2009, the United States District Court of New York approved the distribution of settlement funds to class members for the Visa Check/Mastermoney Antitrust Litigation.  Accordingly, we will record a gain of approximately $25 million (as a reduction of SG&A expenses in the Consolidated Statements of Operations) and will likely receive the settlement proceeds in the fourth quarter of 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial results for the third quarter reflect the challenging economy in which we operated. Our Retail Segment’s results reflect a modest decrease in comparable-store sales, strong gross margin rate performance and disciplined expense control. Despite continuing to operate in a harsh consumer credit environment, our Credit Card Segment’s portfolio continues to exhibit stability and modest profitability.

Cash flow provided by operations was $3,027 million and $1,780 million for the nine months ended October 31, 2009 and November 1, 2008, respectively. During the three months ended October 31, 2009, we opened 25 new stores representing 24 stores net of 1 closing. During the three months ended November 1, 2008, we opened 45 new stores representing 36 stores net of 9 relocations.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended			Nine Months Ended
	October 31,	November 1,	Percent	October 31,	November 1,	Percent
(millions)	2009	2008	Change	2009	2008	Change
Sales	$14,789	$14,588	1.4%	$43,717	$43,861	(0.3)%
Cost of sales	10,229	10,130	1.0	30,080	30,332	(0.8)
Gross margin	4,560	4,458	2.3	13,637	13,529	0.8
SG&A expenses(a)	3,236	3,221	0.5	9,345	9,361	(0.2)
EBITDA	1,324	1,237	7.1	4,292	4,168	3.0
Depreciation and amortization	533	465	14.8	1,476	1,339	10.2
EBIT	$791	$772	2.4%	$2,816	$2,829	(0.4)%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)       New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $19 million and $59 million for the three and nine months ended October 31, 2009, respectively, and $24 million and $75 million for the three and nine months ended November 1, 2008, respectively, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Gross margin rate	30.8%	30.6%	31.2%	30.8%
SG&A expense rate	21.9%	22.1%	21.4%	21.3%
EBITDA margin rate	9.0%	8.5%	9.8%	9.5%
Depreciation and amortization expense rate	3.6%	3.2%	3.4%	3.1%
EBIT margin rate	5.3%	5.3%	6.4%	6.4%

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

Comparable-store sales are sales from our online business and sales from general merchandise and SuperTarget stores open longer than one year, including:

·	sales from stores that have been remodeled or expanded while remaining open
·	sales from stores that have been relocated to new buildings of the same format within the same trade area, in which the new store opens at about the same time as the old store closes

Comparable-store sales do not include:

·	sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format
·	sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Comparable-store sales	(1.6)%	(3.3)%	(3.9)%	(1.5)%
Drivers of changes in comparable-store sales:
Number of transactions	0.6%	(3.6)%	(1.1)%	(2.5)%
Average transaction amount	(2.2)%	0.3%	(2.8)%	1.0%
Units per transaction	(1.6)%	(1.5)%	(2.4)%	(1.3)%
Selling price per unit	(0.6)%	1.8%	(0.4)%	2.3%

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

For the three months ended October 31, 2009, our consolidated gross margin rate was 30.8 percent, compared with 30.6 percent in the same period last year. Our 2009 gross margin rate benefitted from rate improvements within categories, partially offset by a smaller-than-expected mix impact of faster sales growth in nondiscretionary lower margin rate categories.  The impact of rate performance within merchandise categories on gross margin rate was an approximate 0.4 percentage point increase for the three months ended October 31, 2009, the majority of which is the result of improved markdown performance.  The impact of sales mix on gross margin rate was an approximate 0.2 percentage point reduction for the three months ended October 31, 2009.

For the nine months ended October 31, 2009, our gross margin rate was 31.2 percent compared with 30.8 percent in the same period last year. The impact of rate performance within merchandise categories on gross margin rate was an approximate 0.9 percentage point increase for the nine months ended October 31, 2009, driven primarily by improved markdown performance and lower transportation costs.  The impact of sales mix on gross margin rate was an approximate 0.5 percentage point reduction for the nine months ended October 31, 2009.

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

For the three months ended October 31, 2009, SG&A expense rate was 21.9 percent, compared with 22.1 percent for the same period last year. Favorability in SG&A expense rate during the quarter was driven by sustained productivity gains in our stores, an approximate 0.4 percentage point reduction.  This favorability was partially offset by increases in incentive compensation due to better than expected performance.  For the nine months ended October 31, 2009, SG&A expense rate was 21.4 percent, compared with 21.3 percent for the same period last year.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and nine months ended October 31, 2009, our depreciation and amortization expense rates were 3.6 percent and 3.4 percent, respectively, compared with 3.2 percent and 3.1 percent for the same respective periods last year.  Approximately two-thirds of the rate increase was due to accelerated depreciation on assets that will be replaced as part of our 350-store, 2010 remodel program.

Store Data

During the three months ended October 31, 2009, we opened 25 new stores, including 20 general merchandise stores (19 net of 1 store relocation) and 5 SuperTarget stores. During the three months ended November 1, 2008, we opened 45 new stores, including 37 general merchandise stores (28 net of 9 store relocations) and 8 SuperTarget stores.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	October 31,	January 31,	November 1,	October 31,	January 31,	November 1,
	2009	2009	2008	2009	2009	2008
Target general merchandise stores	1,491	1,443	1,445	187,481	180,321	180,200
SuperTarget stores	252	239	239	44,645	42,267	42,220
Total	1,743	1,682	1,684	232,126	222,588	222,420
(a)	In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	October 31, 2009		November 1, 2008
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$365	17.8%	$366	16.7%
Late fees and other revenue	92	4.5	123	5.6
Third party merchant fees	30	1.5	37	1.7
Total revenues	487	23.8	526	24.1
Bad debt expense	301	14.7	314	14.4
Operations and marketing expenses(a)	99	4.8	113	5.2
Depreciation and amortization	4	0.2	4	0.2
Total expenses	404	19.7	431	19.7
EBIT	83	4.1	95	4.3
Interest expense on nonrecourse debt collateralized by credit card receivables	23		60
Segment profit	$60		$35
Average receivables funded by Target(b)	$2,677		$3,272
Segment pretax ROIC(c)	9.0%		4.3%
(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $19 million for the three months ended October 31, 2009 and $24 million for the three months ended November 1, 2008, respectively, are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $5,520 million for the three months ended October 31, 2009 and $5,473 million for the three months ended November 1, 2008 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Credit Card Segment Results	Nine Months Ended		Nine Months Ended
	October 31, 2009		November 1, 2008
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$1,097	17.4%	$1,060	16.5%
Late fees and other revenue	270	4.3	352	5.5
Third party merchant fees	92	1.5	115	1.8
Total revenues	1,459	23.1	1,527	23.8
Bad debt expense	900	14.3	751	11.7
Operations and marketing expenses(a)	312	4.9	347	5.4
Depreciation and amortization	11	0.2	13	0.2
Total expenses	1,223	19.4	1,111	17.3
EBIT	236	3.7	416	6.5
Interest expense on nonrecourse debt collateralized by credit card receivables	74		126
Segment profit	$162		$290
Average receivables funded by Target(b)	$2,910		$4,392
Segment pretax ROIC(c)	7.4%		8.8%
(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $59 million for the nine months ended October 31, 2009 and $75 million for the nine months ended November 1, 2008, respectively, are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $5,508 million for the nine months ended October 31, 2009 and $4,176 million for the nine months ended November 1, 2008 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended October 31, 2009			Three Months Ended November 1, 2008
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$83	4.1%	(b)	$95	4.3%	(b)
LIBOR(a)		0.3%			3.1%
Spread to LIBOR(c)	$78	3.8%	(b)	$27	1.2%	(b)
(a)	Balance-weighted one-month LIBOR.
(b)	As a percentage of average gross credit card receivables.
(c)

Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

Spread Analysis - Total Portfolio	Nine Months Ended October 31, 2009			Nine Months Ended November 1, 2008
	Yield			Yield
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$236	3.7%	(b)	$416	6.5%	(b)
LIBOR(a)		0.3%			2.8%
Spread to LIBOR(c)	$213	3.4%	(b)	$235	3.7%	(b)
(a)	Balance-weighted one-month LIBOR.
(b)	As a percentage of average gross credit card receivables.
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

Credit Card Segment profit for the three months ended October 31, 2009 increased to $60 million from $35 million for the three months ended November 1, 2008. Revenues for the 2009 three months were negatively impacted by a lower Prime Rate index and lower levels of late fees assessed, almost entirely offset by terms changes implemented in 2008 and 2009.  Segment expenses decreased during the three months by $28 million, driven by a decrease in bad debt expense of $14 million over the comparable period, strong expense management and lower rewards expense. Interest expense was favorably impacted by the lower LIBOR rates during 2009 compared with 2008. This portfolio performance, combined with the lower average receivables funded by Target, resulted in an increase in segment pretax ROIC from 4.3 percent in 2008 to 9.0 percent in 2009.

During the nine months ended October 31, 2009, Credit Card Segment profit declined to $162 million from $290 million in the same period last year as a result of a decline in the spread to LIBOR earned on the overall portfolio and a 33.7 percent reduction in Target’s investment in average gross credit card receivables. Segment revenues decreased due to a decline in late fee revenue and third party merchant fees, moderately offset by higher finance charge revenue resulting from the terms changes implemented between the comparative periods. Segment expenses for the nine months ended October 31, 2009 were $1,223 million, an increase of $112 million, or 10.1 percent, from the same period last year, reflecting higher bad debt expense, offset by lower operating and marketing expenses.

Receivables Rollforward Analysis	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
(millions)	2009	2008	2009	2008
Beginning gross credit card receivables	$8,293	$8,641	$9,094	$8,624
Charges at Target	799	955	2,445	2,923
Charges at third parties	1,648	2,082	5,080	6,488
Payments	(2,870)	(3,221)	(9,071)	(10,209)
Other	178	307	500	938
Period-end gross credit card receivables	$8,048	$8,764	$8,048	$8,764
Average gross credit card receivables	$8,197	$8,745	$8,418	$8,568
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	6.5%	5.6%	6.5%	5.6%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	4.6%	3.8%	4.6%	3.8%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
(millions)	2009	2008	2009	2008
Allowance at beginning of period	$1,004	$661	$1,010	$570
Bad debt expense	301	314	900	751
Net write-offs(a)	(280)	(210)	(885)	(556)
Allowance at end of period	$1,025	$765	$1,025	$765
As a percentage of period-end gross credit card receivables	12.7%	8.7%	12.7%	8.7%
Net write-offs as a percentage of average gross credit card receivables (annualized)	13.7%	9.6%	14.0%	8.7%
(a)	Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at October 31, 2009 were $8,048 million compared with $8,764 million at November 1, 2008, a decrease of 8.2 percent. Average gross credit card receivables for the three and nine months ended October 31, 2009 decreased 6.3 percent and 1.7 percent, respectively, compared with the same 2008 periods. This change was driven by risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders, a reduction in charge activity resulting from reductions in card usage by our guests, offset in part by the impact of an industry-wide decline in payment rates.

Other Performance Factors

Net Interest Expense

Net interest expense was $191 million and $588 million for the three and nine months ended October 31, 2009, respectively, decreasing $43 million (18.3 percent) and $64 million (9.8 percent), respectively, from the same periods last year. Approximately two-thirds of the decline during the quarter was a result of annualized average portfolio interest rates decreasing from 5.4 percent to 4.7 percent.  The remaining decrease is attributable to lower average debt balances.  The decline during the nine months was a result of the annualized average portfolio interest rates decreasing from 5.5 percent to 4.7 percent.

Provision for Income Taxes

Our effective income tax rate for the third quarter of 2009 was 36.1 percent compared with 41.7 percent for the third quarter of 2008. The year-to-date effective tax rate decreased to 37.0 percent in 2009 from 38.1 percent in 2008. The decrease in the effective rates between periods is primarily due to nontaxable capital market returns in 2009 compared with nondeductible losses in 2008.  The 2009 effective income tax rates are also lower due to resolution of income tax examinations, resulting in a decrease in the amount of reserves recorded during the quarter.  The 2009 effective income tax rates are also lower due to a comparatively larger proportion of earnings subject to rate differences between taxing jurisdictions than in 2008.

Analysis of Financial Condition

Liquidity and Capital Resources

Historically, we have funded our operations and growth through internally generated funds and, if needed, debt financing. Cash flow provided by operations was $3,027 million for the nine months ended October 31, 2009 compared with $1,780 million for the same period last year. The first of our two large 2009 debt maturities, $750 million, was paid during the three months ended August 1, 2009, and our final 2009 large debt maturity, $500 million, was paid during the three months ended October 31, 2009.

Our period-end gross credit card receivables were $8,048 million at the end of the third quarter of 2009 compared with $8,764 million at the end of the third quarter of 2008, a decrease of 8.2 percent. This change was driven by the factors indicated in the Credit Card Segment discussion above.  This trend and the factors influencing it are likely to continue into 2010.  Due to the decrease in gross credit card receivables, TRC, using cash flows from the trust, repaid JPMC $163 million in November 2009 under the terms of our agreement with them as described in Note 4.  To the extent the receivables balance continues to decline, TRC may continue to pay JPMC a prorata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

Inventory levels increased $332 million, or 3.7 percent from November 1, 2008 to October 31, 2009, reflecting increased inventory levels required to support comparatively higher retail square footage. Accounts payable increased by $49 million, or 0.6 percent over the same period.

Capital expenditures for the three and nine months ended October 31, 2009 were $399 million and $1,440 million, respectively, compared with $871 million and $2,827 million for the three and nine months ended November 1, 2008, respectively. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets.  In light of the current operating environment, we have fewer opportunities to productively invest capital and forecast capital expenditures for 2009 full year at approximately $1.8 billion.

During the three months ended October 31, 2009, through settlement of prepaid forward contracts, we repurchased 0.3 million shares of our common stock for a total cash investment of $14 million ($43.80 per share), of which $9 million was outlaid prior to that period. During the nine months ended October 31, 2009, through settlement of prepaid forward contracts, we repurchased 1.5 million shares of our common stock for a total cash investment of $56 million ($36.57 per share), of which $42 million was outlaid prior to that period. During the three months ended November 1, 2008, we repurchased 2.5 million shares of our common stock for a total cash investment of $140 million ($54.93 per share), all of which was paid in prior periods. During the nine months ended November 1, 2008, we repurchased 66.8 million shares of our common stock for a total cash investment of $3,380 million ($50.54 per share), of which $453 million was outlaid prior to that period. Of the repurchases during the nine months ended November 1, 2008, 30 million shares were acquired through the exercise of call options.

We paid dividends totaling $128 million and $369 million during the three and nine months ended October 31, 2009, respectively, an increase of 5.7 percent and 6.9 percent, respectively, from the same period last year. We declared dividends totaling $128 million ($0.17 per share) and $376 million ($0.50 per share) during the three and nine months ended October 31, 2009, respectively, an increase of 6.2 percent and 7.3 percent, respectively, over the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

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

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 31, 2009, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), codified in ASC 860, “Transfers and Servicing,” which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance will be effective for the Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), codified in ASC 810, “Consolidation,” which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). This guidance will be effective for the Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1), codified in ASC 715-10-50, “Compensation-Retirement Benefits”, which amends former SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance will be effective at the end of fiscal 2009.  We intend to adopt these additional disclosure requirements on the effective date.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, to provide guidance on measuring the fair value of liabilities under ASC 820.  This update clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required.  This update will be effective for Target in the fourth quarter of 2009 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)”, to provide guidance on measuring the fair value of certain alternative investments.  This update amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share.  This update will be effective for Target in the first quarter of 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force”, which supersedes former EITF Issue 00-21, codified in ASC 605-25, “Revenue Recognition”, related to accounting for revenue arrangements with multiple deliverables.  This update addresses the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting.  This update will be effective for Target in fiscal 2011 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

Outlook

We expect strong profit growth in the fourth quarter, as both our retail segment EBIT and our credit card segment profit are annualizing on much weaker prior-year performances.

In our retail segment, our outlook envisions modest negative comparable-store sales due to continued weak macroeconomic conditions and longer-term trends that have led to diminished holiday season sales growth, balanced against the easiest prior-year comparison we will have this year. While we continue to believe that it is possible we could see positive comparable-store sales in the fourth quarter, we have planned our inventory commitments on markdown-sensitive categories in line with a modest decline.

Our gross margin rate in the fourth quarter will be affected by the level of price competition across the industry, the category mix of our sales, and the level of our inventory relative to the pace of our sales. If fourth quarter comparable-store sales performance meets or exceeds our expectation of a modest decline, we expect to generate a meaningful increase in our retail gross margin rate, as we cycle over the unusually high clearance markdowns in last year’s fourth quarter.

We continue to expect low single-digit percentage growth in SG&A expenses for the year overall, but we expect a mid single-digit increase in SG&A expense for the fourth quarter.  We do not expect the same year-over-year productivity improvement in store labor in this year’s fourth quarter that we have seen in the first nine months of the year because of the greater-than-expected surge of last-minute shopping in December 2008, which created a staffing environment that was leaner than we had intended.

Accelerated depreciation due to our expected 2010 store remodel program will have a similar dollar impact in the fourth quarter that we recorded in the third quarter, but its impact on a rate basis will be somewhat lower because of the seasonality of our sales.

In our credit card segment, we will continue to manage the portfolio conservatively in light of the underlying risk environment and the legislative and regulatory mandates imposed on the credit card industry, the adverse impacts of which will begin to be measurable in our fourth quarter.  In response to the current economic and risk environment and these legislative and regulatory changes which limit or eliminate risk pricing tools available to us, we will make several changes to our card terms in the fourth quarter to address regulatory changes, simplify our terms, eliminate minimum annual percentage rates and position the portfolio for a reasonable return on investment.   We expect that these terms changes will partially offset the adverse factors that will impact us in 2010. Despite the challenging environment, we expect that our approach will continue to generate modest rates of portfolio profitability in the fourth quarter and into 2010.

We expect to build about 12 total new stores in 2010, which will likely result in fewer than 10 additional locations, net of closings and relocations.  In addition, we expect to remodel about 350 existing stores in 2010, at a total investment of just over $1 billion. Including these initiatives, we expect capital investment in 2010 to lie in a range centered around $2.5 billion, up from about $1.8 billion in 2009.  When considered along with our expectation for cash flow generated from operations, we expect that in 2010 we will discuss with our board of directors the option of lifting our temporary suspension of open-market share repurchase activity. If we were able to resume this activity, we would continue to manage the pace of share repurchase with the goal of maintaining our strong credit ratings.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: for our Retail Segment, our outlook for segment EBIT, comparable-store sales, inventory commitments, store productivity, sales mix, gross margin rate and SG&A expense levels; for our Credit Card Segment, our outlook for period-end gross receivables, portfolio size, future write-offs of current receivables, credit card terms changes, portfolio performance and profitability; on a consolidated basis, the adequacy of our reserves in light of the expected outcome of litigation, the expected compliance with debt covenants, our forecasted capital expenditures, our expectations for the 2010 store remodel program and the number of stores to be opened in 2010, our intentions regarding future dividends, the possible resumption of our share repurchase activity, and the anticipated impact of new accounting pronouncements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended October 31, 2009, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 95.2 million common shares for a total cash investment of $4,897 million ($51.42 per share). In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
August 2, 2009 through August 29, 2009	225,632	$41.13	95,135,119	$5,108,325,023
August 30, 2009 through October 3, 2009	—	—	95,135,119	5,108,325,023
October 4, 2009 through October 31, 2009	100,475	49.78	95,235,594	5,103,322,945
	326,107	$43.80	95,235,594	$5,103,322,945

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises.  In the third quarter of 2009, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended October 31, 2009, 0.3 million shares were reacquired through these contracts. At October 31, 2009, we held asset positions in prepaid forward contracts for 1.1 million shares of our common stock, for a total cash investment of $46  million, or $41.11 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed May 25, 2007

(2)	Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: December 4, 2009	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically