Form 10-K
period 2010-01-30
TARGET CORP
filed 2010-03-12
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6049

TARGET CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0215170 (I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota (Address of principal executive offices)	55403 (Zip Code)

Registrant's telephone number, including area code: 612/304-6073

Securities Registered Pursuant To Section 12(B) Of The Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0833 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 1, 2009 was $32,739,208,053, based on the closing price of $43.62 per share of Common Stock as reported on the New York Stock Exchange- Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 10, 2010 were 793,316,518.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 29, 2010 are incorporated into Part III.

PART I

Item 1.    Business

General

        Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate as two reportable segments: Retail and Credit Card.

        Our Retail Segment includes all of our merchandising operations, including our large-format general merchandise and food discount stores in the United States and our fully integrated online business. We offer both everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a shopping experience that is preferred by our customers, referred to as "guests," is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. As a component of the Retail Segment, our online business strategy is designed to enable guests to purchase products seamlessly either online or by locating them in one of our stores with the aid of online research and location tools. Our online shopping site offers similar merchandise categories to those found in our stores, excluding food items and household essentials.

        Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card (collectively, REDcards). Our Credit Card Segment strengthens the bond with our guests, drives incremental sales and contributes to our results of operations.

Financial Highlights

        Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2009 (2009) ended January 30, 2010, and consisted of 52 weeks. Fiscal year 2008 (2008) ended January 31, 2009 and consisted of 52 weeks. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks.

        For information on key financial highlights, see the items referenced in Item 6, Selected Financial Data, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Seasonality

        Due to the seasonal nature of our business, a larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

        We operate Target general merchandise stores, the majority of which offer a wide assortment of general merchandise and a limited assortment of food items. During 2009 we increased the offering within some of our general merchandise stores to include a deeper food assortment, including perishables and an expanded offering of dry, dairy and frozen items. In addition, we operate SuperTarget stores with a full line of food and general merchandise items. Target.com offers a wide assortment of general merchandise including many items found in our stores and a complementary assortment, such as extended sizes and colors, sold only online. A significant portion of our sales is from national brand merchandise. In addition, we sell merchandise under private-label brands including, but not limited to, Archer Farms®, Archer Farms® Simply Balanced™, Boots & Barkley®, Choxie®, Circo®, Durabuilt®, Embark®, Gilligan & O'Malley®, itso™, Kaori®, Market Pantry®, Merona®, Play Wonder®, Room Essentials®, Smith & Hawken®, Sutton and Dodge®, Target Home, Vroom®, up & up™, Wine Cube®, and Xhilaration®. We also sell merchandise through unique programs such as ClearRxSM, GO International®, Great SaveSM and Home Design Event. In addition, we sell merchandise under exclusive licensed and designer brands including, but not limited to, C9 by Champion®, Chefmate®, Cherokee®, Converse® One Star®, Eddie Bauer®, Fieldcrest®, Genuine Kids by Osh Kosh®, Kitchen Essentials® by Calphalon®, Liz Lange® for Target®, Michael Graves Design™, Mossimo®, Nick & Nora®, Sean Conway™, Simply Shabby Chic®, Sonia Kashuk®, Thomas O'Brien®. We also generate revenue from in-store amenities such as Target CaféSM, Target Clinic®, Target Pharmacy®, and Target PhotoSM, and from leased or licensed departments such as Optical, Pizza Hut, Portrait Studio and Starbucks.

        Effective inventory management is key to our future success. We utilize various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by being in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns.

Sales by Product Category	Percentage of Sales
	2009	2008	2007

Household essentials	23%	22%	21%
Hardlines	22	22	22
Apparel and accessories	20	20	22
Home furnishings and décor	19	21	22
Food and pet supplies	16	15	13

Total	100%	100%	100%

        Household essentials includes pharmacy, beauty, personal care, baby care, cleaning and paper products. Hardlines includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods and toys. Apparel and accessories includes apparel for women, men, boys, girls, toddlers, infants, and newborns. It also includes intimate apparel, jewelry, accessories and shoes. Home furnishings and décor includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive and seasonal merchandise such as patio furniture and holiday décor. Food and pet supplies includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce and pet supplies.

Distribution

        The vast majority of our merchandise is distributed through our network of distribution centers. We operated 38 distribution centers, including 4 food distribution centers, at January 30, 2010. General merchandise is shipped to and from our distribution centers by common carriers. In addition, certain food items are distributed by third parties. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

        At January 30, 2010, we employed approximately 351,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 390,000 team members. We consider our team member relations to be good. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, short-term and long-term disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts.

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

Competition

        In our Retail Segment, we compete with traditional and off-price general merchandise retailers, apparel retailers, Internet retailers, wholesale clubs, category specific retailers, drug stores, supermarkets and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers largely determines our competitive position within the retail industry.

        In our Credit Card Segment, our primary mission is to deliver financial products and services that drive sales and deepen guest relationships at Target. Our financial products compete with those of other issuers for market share of sales volume. Our ability to differentiate the value of our financial products primarily through our rewards programs, terms, credit line management, and guest service determines our competitive position among credit card issuers.

Intellectual Property

        Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain intellectual property protection for our private-label brands.

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

Item 1A.    Risk Factors

        Our business is subject to a variety of risks. The most important of these is our ability to remain relevant to our guests with a brand they trust. Meeting our guests' expectations requires us to manage various strategic, operational, compliance, and financial risks. Set forth below are the most significant risks that we face.

If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.

        The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service and marketing efforts. Guest perceptions regarding the cleanliness and safety of our stores, our in-stock levels and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margin and expenses.

If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margin and profitability could suffer.

        A substantial part of our business is dependent on our ability to make trend-right decisions in apparel, home décor, seasonal offerings, food and other merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions may result in lost sales, spoilage and increased inventory markdowns, which would lead to a deterioration in our results of operations.

Our continued success is substantially dependent on positive perceptions of the Target brand.

        We believe that one of the reasons our guests prefer to shop at Target and our team members choose Target as a place of employment is the reputation we have built over many years of serving our four primary constituencies: guests, team members, the communities in which we operate, and shareholders. To be successful in the future, we must continue to preserve, grow and leverage the value of our brand. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents that erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, can have an adverse impact on these perceptions and lead to tangible adverse affects on our business, including consumer boycotts, loss of new store development opportunities, or team member recruiting difficulties.

We are highly susceptible to the state of macroeconomic conditions and consumer confidence in the United States.

        All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. Deterioration in macroeconomic conditions and consumer confidence could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins.

        In addition to the impact of macroeconomic conditions on our retail sales, these same considerations impact the success of our Credit Card Segment, as any deterioration can adversely affect cardholders' ability to pay their balances and we may not be able to anticipate and respond to changes in the risk profile of our cardholders when extending credit, resulting in higher bad debt expense. The recent Credit Card Accountability, Responsibility and Disclosure Act of 2009 has significantly restricted our ability to make changes to cardholder terms that are commensurate with changes in the risk profile of our credit card receivables portfolio. Demand for consumer credit is also impacted by macroeconomic conditions and other factors, and our performance can also be adversely affected by consumer decisions to use debit cards or other forms of payment.

If we do not effectively manage our large and growing workforce, our results of operations could be adversely affected.

        With over 350,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train and retain a growing number of qualified team members. Many of those team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and other benefit costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations.

Lack of availability of suitable locations in which to build new stores could slow our growth, and difficulty in executing plans for new stores, expansions and remodels could increase our costs and capital requirements.

        Our future growth is dependent, in part, on our ability to build new stores and expand and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. In addition, for many sites we are dependent on a third party developer's ability to acquire land, obtain financing and secure the necessary zoning changes and permits for a larger project, of which our store may be one component. Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects. Local land use and other regulations applicable to the types of stores we desire to construct may affect our ability to find suitable locations and also influence the cost of constructing, expanding and remodeling our stores. A significant portion of our expected new store development activity is planned to occur within fully developed markets, which is generally a more time-consuming and expensive undertaking than developments in undeveloped suburban and ex-urban markets.

Interruptions with our vendors and within our supply chain could adversely affect our results.

        We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales. In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, increased tariffs, currency exchange rates, the outbreak of pandemics, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations.

Failure to address product safety concerns could adversely affect our sales and results of operations.

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

Our failure to comply with federal, state or local laws, or changes in these laws could increase our expenses.

        Our business is subject to a wide array of laws and regulations. Significant legislative changes that affect our relationship with our workforce (which is not represented by unions as of the end of 2009) could increase our expenses and adversely affect our operations. Examples of possible legislative changes affecting our relationship with our workforce include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment regarding topics such as banking and consumer credit, Medicare reimbursements, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

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

        Our effective income tax rate is influenced by a number of factors. Changes in the tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. In addition, our effective income tax rate generally bears an inverse relationship to capital market returns due to the tax-free nature of investment vehicles used to economically hedge our deferred compensation liabilities.

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

A significant disruption in our computer systems could adversely affect our results of operations.

        We rely extensively on our computer systems to manage inventory, process transactions and summarize results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could adversely affect our results of operations.

Item 1B.    Unresolved Staff Comments

  Not applicable

Item 2.    Properties

        At January 30, 2010, we had 1,740 stores in 49 states and the District of Columbia:

	Number of Stores	Retail Sq. Ft. (in thousands)		Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	20	2,867	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	48	6,363	Nevada	19	2,461
Arkansas	8	1,028	New Hampshire	9	1,148
California	244	32,184	New Jersey	43	5,671
Colorado	42	6,275	New Mexico	9	1,024
Connecticut	20	2,672	New York	64	8,663
Delaware	2	268	North Carolina	47	6,167
District of Columbia	1	179	North Dakota	4	554
Florida	126	17,644	Ohio	63	7,868
Georgia	55	7,517	Oklahoma	14	2,022
Hawaii	3	542	Oregon	19	2,317
Idaho	6	664	Pennsylvania	59	7,713
Illinois	86	11,697	Rhode Island	4	517
Indiana	33	4,377	South Carolina	18	2,224
Iowa	22	3,015	South Dakota	5	580
Kansas	19	2,577	Tennessee	32	4,087
Kentucky	13	1,525	Texas	148	20,838
Louisiana	15	2,108	Utah	11	1,679
Maine	5	630	Vermont	—	—
Maryland	36	4,663	Virginia	56	7,448
Massachusetts	33	4,279	Washington	35	4,097
Michigan	60	7,141	West Virginia	6	755
Minnesota	73	10,456	Wisconsin	37	4,482
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,735

			Total	1,740	231,941

        The following table summarizes the number of owned or leased stores and distribution centers at January 30, 2010:

	Stores	Distribution Centers (b)

Owned	1,492	29
Leased	81	8
Combined (a)	167	1

Total	1,740	38

(a)
Properties within the "combined" category are primarily owned buildings on leased land.
(b)
The 38 distribution centers have a total of 48,588 thousand square feet.

        We own our corporate headquarters buildings located in Minneapolis, Minnesota, and we lease and own additional office space in the United States. Our international sourcing operations have 27 office locations in 18 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained and suitable to carry on our business.

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

        We are one of many defendants in a lawsuit filed on February 13, 2008, by the State of California involving environmental matters that may involve potential monetary sanctions in excess of $100,000. The allegation, initially made by the California Air Resources Board in April 2006, involves a nonfood product (hairspray) that allegedly contained levels of a volatile organic compound in excess of permissible levels. We anticipate that the settlement, to be fully indemnified by the vendor, is likely to exceed $100,000 but will not be material to our financial position, results of operations or cash flows. In addition, we are a defendant in a civil lawsuit filed by the California Attorney General in June 2009 alleging that we did not handle and dispose of certain unsold products as a hazardous waste. The case is in its early stages. We anticipate that this lawsuit may involve potential monetary sanctions in excess of $100,000, but will not be material to our financial position, results of operations or cash flows.

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

Item 4.    Reserved

Item 4A.    Executive Officers

        The executive officers of Target as of March 10, 2010 and their positions and ages are as follows:

Name	Title	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary	49
Michael R. Francis	Executive Vice President and Chief Marketing Officer	47
John D. Griffith	Executive Vice President, Property Development	48
Beth M. Jacob	Executive Vice President, Technology Services and Chief Information Officer	48
Jodeen A. Kozlak	Executive Vice President, Human Resources	46
Troy H. Risch	Executive Vice President, Stores	42
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	54
Terrence J. Scully	President, Target Financial Services	57
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer	55
Kathryn A. Tesija	Executive Vice President, Merchandising	47

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
Beth M. Jacob
Executive Vice President and Chief Information Officer since January 2010. Senior Vice President and Chief Information Officer from July 2008 to January 2010. Vice President, Guest Operations, Target Financial Services from August 2006 to July 2008. Vice President, Guest Contact Centers, Target Financial Services from September 2003 to August 2006.
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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 10, 2010, there were 17,562 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2009 and 2008 are disclosed in Note 29 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.

        In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. In November 2008 we announced a temporary suspension of our open-market share repurchase program. In January 2010, we resumed open-market purchases of shares under this program. Since the inception of this share repurchase program, we have repurchased 103.6 million common shares for a total cash investment of $5,320 million ($51.36 per share).

        The table below presents information with respect to Target common stock purchases made during the three months ended January 30, 2010, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased	per Share	Program	Program

November 1, 2009 through November 28, 2009	—	$—	95,235,594	$5,103,322,945
November 29, 2009 through January 2, 2010	—	—	95,235,594	5,103,322,945
January 3, 2010 through January 30, 2010	8,335,800	50.74	103,571,394	4,680,327,198

	8,335,800	$50.74	103,571,394	$4,680,327,198

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended January 30, 2010, 11,960 shares were acquired at an average per share price of $50.17 pursuant to our long-term incentive plans.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended January 30, 2010, no shares were reacquired through these contracts. At January 30, 2010, we held asset positions in prepaid forward contracts for 1.5 million shares of our common stock, for a total cash investment of $66 million, or an average per share price of $42.77. Refer to Notes 24 and 26 of the Notes to Consolidated Financial Statements for further details of these contracts.

 Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 29, 2005	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010

Target	$100.00	$108.57	$124.04	$115.10	$63.82	$106.62
S&P 500 Index	100.00	110.38	127.29	125.00	75.79	100.90
Peer Group	100.00	103.10	116.21	108.34	79.13	107.73

        The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and a peer group consisting of the companies comprising the S&P 500 Retailing Index and the S&P 500 Food and Staples Retailing Index (Peer Group) over the same period. The Peer Group index consists of 39 general merchandise, food and drug retailers and is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on January 29, 2005 and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
	2009	2008	2007	2006 (a)	2005	2004

Financial Results: (millions)
Total revenues	$65,357	$64,948	$63,367	$59,490	$52,620	$46,839
Earnings from continuing operations	2,488	2,214	2,849	2,787	2,408	1,885
Net Earnings	2,488	2,214	2,849	2,787	2,408	3,198
Per Share:
Basic earnings per share	3.31	2.87	3.37	3.23	2.73	2.09
Diluted earnings per share	3.30	2.86	3.33	3.21	2.71	2.07
Cash dividends declared per share	0.67	0.62	0.54	0.46	0.38	0.31
Financial Position: (millions)
Total assets	44,533	44,106	44,560	37,349	34,995	32,293
Long-term debt, including current portion	16,814	18,752	16,590	10,037	9,872	9,538

(a)
Consisted of 53 weeks.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our 2009 financial results in both of our business segments were affected by the challenging economy in which we operated. In light of that environment, performance in our Retail Segment was remarkable, as the segment generated the highest EBIT in the Corporation's history, in a year when comparable-store sales declined 2.5 percent. In the Credit Card Segment, disciplined management led to a 29.4 percent increase in segment profit in a year when Target's average investment in the portfolio declined about 32 percent, representing a near-doubling of segment pretax return on invested capital.

        Cash flow provided by operations was $5,881 million, $4,430 million, and $4,125 million for 2009, 2008, and 2007, respectively. In 2009, we opened 76 new stores representing 58 stores net of 13 relocations and 5 closings. In 2008, we opened 114 new stores representing 91 stores net of 21 relocations and two closings.

        Management's Discussion and Analysis is based on our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Analysis of Results of Operations

Retail Segment

				Percent Change
Retail Segment Results (millions)
	2009	2008	2007	2009/2008	2008/2007

Sales	$63,435	$62,884	$61,471	0.9%	2.3%
Cost of sales	44,062	44,157	42,929	(0.2)	2.9

Gross margin	19,373	18,727	18,542	3.5	1.0
SG&A expenses (a)	12,989	12,838	12,557	1.2	2.2

EBITDA	6,384	5,889	5,985	8.4	(1.6)
Depreciation and amortization	2,008	1,808	1,643	11.0	10.1

EBIT	$4,376	$4,081	$4,342	7.3%	(6.0)%

   EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

   EBIT is earnings before interest expense and income taxes.

(a)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges these discounts to our Credit Card Segment, and the reimbursements of $89 million in 2009, $117 million in 2008, and $114 million in 2007, are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	2009	2008	2007

Gross margin rate	30.5%	29.8%	30.2%
SG&A expense rate	20.5	20.4	20.4
EBITDA margin rate	10.1	9.4	9.7
Depreciation and amortization expense rate	3.2	2.9	2.7
EBIT margin rate	6.9	6.5	7.1

   Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

        Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage. Total sales for the Retail Segment for 2009 were $63,435 million, compared with $62,884 million in 2008 and $61,471 million in 2007. All periods were 52-week years. Growth in total sales between 2009 and 2008 as well as between 2008 and 2007 resulted from sales from additional stores opened, offset by lower comparable-store sales. In 2009, deflation affected sales growth by approximately

4 percentage points, compared with an inflationary impact of approximately 2 percentage points in 2008 and a deflationary impact of 2 percentage points in 2007.

	Percentage of Sales
Sales by Product Category
	2009	2008	2007

Household essentials	23%	22%	21%
Hardlines	22	22	22
Apparel and accessories	20	20	22
Home furnishings and décor	19	21	22
Food and pet supplies	16	15	13

Total	100%	100%	100%

        Refer to the Merchandise section in Item 1, Business, for a description of our product categories.

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

Comparable-Store Sales	2009	2008	2007

Comparable-store sales	(2.5)%	(2.9)%	3.0%
Drivers of changes in comparable-store sales:
Number of transactions	(0.2)%	(3.1)%	0.3%
Average transaction amount	(2.3)%	0.2%	2.6%
Units per transaction	(1.5)%	(2.1)%	1.1%
Selling price per unit	(0.8)%	2.3%	1.5%

  The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

        In fiscal 2009, the change in comparable-store sales was driven by a decline in the average transaction amount, primarily due to a decrease in the number of units per transaction. In 2008, the change in comparable-store sales was driven by a decline in the number of transactions, slightly offset by an increase in average transaction amount, which reflects the effect of a higher selling price per unit sold partially offset by a decrease in number of units per transaction. Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and comparable-store sales rates are negatively impacted by transfer of sales to new stores.

Gross Margin Rate

        Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 of the Notes to Consolidated Financial Statements for a description of expenses included in cost of sales. Markup is the difference between an item's cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

        In 2009, our gross margin rate was 30.5 percent compared with 29.8 percent in 2008. Our 2009 gross margin rate benefitted from rate improvements within categories, partially offset by the mix impact of faster sales growth in lower margin rate categories (generally product categories of household essentials and food). The impact of rate performance within merchandise categories on gross margin rate was an approximate 1.1 percentage point increase for 2009. This increase is the result of improved markups and reduced markdowns. The impact of sales mix on gross margin rate was an approximate 0.4 percentage point reduction.

        In 2008 our gross margin rate was 29.8 percent compared with 30.2 percent in 2007. Our 2008 gross margin rate was adversely affected by sales mix, which resulted in a 0.6 percentage point reduction in the gross margin rate. Sales in merchandise categories that yield lower gross margin rates outpaced sales in our higher margin apparel and home merchandise categories. This mix impact was partially offset by favorable supply chain expense rates, as well as higher gross margin rates within merchandise categories across our assortment, which had a combined impact on gross margin rate of an approximate 0.2 percentage point increase.

Selling, General and Administrative Expense Rate

        Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 of the Notes to Consolidated Financial Statements for a description of expenses included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

        SG&A expense rate was 20.5 percent in 2009 compared with 20.4 percent in both 2008 and 2007. The change in the rate was primarily driven by an approximate 0.4 percentage point impact from an increase in incentive compensation due to better than expected 2009 performance compared with 2008 results. The rate increase was partially offset by an approximate 0.2 percentage point impact from sustained productivity gains in our stores. Within SG&A expenses in 2008 and 2007, there were no expense categories that experienced a significant fluctuation as a percentage of sales, when compared with prior periods.

Depreciation and Amortization Expense Rate

        Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In 2009, our depreciation and amortization expense rate was 3.2 percent compared with 2.9 percent in 2008 and 2.7 percent in 2007. The increase in the rate was primarily due to accelerated depreciation on assets that will be replaced as part of our 340-store 2010 remodel program. The comparative increase in 2008 was due to increased capital expenditures, specifically related to investments in new stores.

Store Data

Number of Stores	Target general merchandise stores	SuperTarget stores	Total

January 31, 2009	1,443	239	1,682
Opened	63	13	76
Closed (a)	(17)	(1)	(18)

January 30, 2010	1,489	251	1,740

Retail Square Feet (b) (thousands)
January 31, 2009	180,321	42,267	222,588
Opened	9,039	2,404	11,443
Closed (a)	(1,911)	(179)	(2,090)

January 30, 2010	187,449	44,492	231,941

(a)
Includes 13 store relocations in the same trade area and 5 stores closed without replacement.
(b)
Reflects total square feet less office, distribution center and vacant space.

Credit Card Segment

        Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

	2009		2008		2007
Credit Card Segment Results
	Amount (in millions)	Rate (d)	Amount (in millions)	Rate (d)	Amount (in millions)	Rate (d)

Finance charge revenue	$1,450	17.4%	$1,451	16.7%	$1,308	18.0%
Late fees and other revenue	349	4.2	461	5.3	422	5.8
Third party merchant fees	123	1.5	152	1.7	166	2.3

Total revenues	1,922	23.0	2,064	23.7	1,896	26.1

Bad debt expense	1,185	14.2	1,251	14.4	481	6.6
Operations and marketing expenses (a)	425	5.1	474	5.4	469	6.4
Depreciation and amortization	14	0.2	17	0.2	16	0.2

Total expenses	1,624	19.4	1,742	20.0	966	13.3

EBIT	298	3.5	322	3.7	930	12.8
Interest expense on nonrecourse debt collateralized by credit card receivables	97		167		133

Segment profit	$201		$155		$797

Average receivables funded by Target (b)	$2,866		$4,192		$4,888
Segment pretax ROIC (c)	7.0%		3.7%		16.3%

(a)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $89 million in 2009, $117 million in 2008, and $114 million in 2007, are recorded as an increase to Operations and Marketing expenses within the Credit Card Segment.
(b)
Amounts represent the portion of average gross credit card receivables funded by Target. For 2009, 2008, and 2007, these amounts exclude $5,484 million, $4,503 million, and $2,387 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.
(c)
ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)
As an annualized percentage of average gross credit card receivables.

	2009			2008			2007
Spread Analysis – Total Portfolio
	Amount (in millions)	Rate		Amount (in millions)	Rate		Amount (in millions)	Rate

EBIT	$298	3.5	% (b)	$322	3.7	% (b)	$930	12.8	% (b)
LIBOR (a)		0.3%			2.3%			5.1%
Spread to LIBOR (c)	$270	3.2	% (b)	$118	1.4	% (b)	$558	7.7	% (b)

(a)
Balance-weighted one-month LIBOR.
(b)
As a percentage of average gross credit card receivables.
(c)
Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

        Our primary measure of segment profit in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. For the first quarter of 2009, the vast majority of our portfolio accrued finance charge revenue at rates tied to the Prime Rate. Effective April 2009, we implemented a terms change to our portfolio that established a minimum annual percentage rate (APR) applied to cardholder account balances. Under these terms, finance charges accrue at a fixed APR if the benchmark Prime Rate is less than 6%; if the Prime Rate is greater than 6%, finance charges accrue at the benchmark Prime Rate, plus a spread. Because the Prime Rate was less than 6% during 2009, the majority of our portfolio accrued finance charges at a fixed APR subsequent to this terms change. As a result of regulatory actions that impact our portfolio, effective January 2010, we implemented a second terms change that converted the minimum APR for the majority of our accounts to a variable rate, and we eliminated penalty pricing for all current, or nondelinquent accounts. Penalty pricing is the charging of a higher interest rate for a period of time, generally 12 months, and is triggered when a cardholder repeatedly fails to make timely payments.

        In 2009, Credit Card Segment profit increased to $201 million from $155 million as a result of improved portfolio performance (Spread to LIBOR) and significantly lower funding costs. The reduction in our investment in the portfolio combined with these results produced a strong improvement in segment ROIC. Segment revenues were $1,922 million, a decrease of $143 million, or 6.9 percent, from the prior year. The decrease in revenue was driven by a lower Prime Rate, lower average receivables, higher finance charge and late-fee write-offs and lower late fees due to fewer delinquent accounts offset by the positive impacts of the terms changes implemented in late 2008 and April 2009. Segment expenses were $1,624 million, a decrease of $118 million, or 6.8 percent, from prior year driven by lower bad debt and operations and marketing expenses, on both a dollar and rate basis. Segment interest expense benefited from a significantly lower LIBOR rate compared to the prior year.

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

Receivables Rollforward Analysis	Fiscal Year			Percent Change
(millions)	2009	2008	2007	2009/2008	2008/2007

Beginning gross credit card receivables	$9,094	$8,624	$6,711	5.4%	28.5%
Charges at Target	3,553	4,207	4,491	(15.5)	(6.3)
Charges at third parties	6,763	8,542	9,398	(20.8)	(9.1)
Payments	(12,065)	(13,482)	(13,388)	(10.5)	0.7
Other	637	1,203	1,412	(47.1)	(14.8)

Period-end gross credit card receivables	$7,982	$9,094	$8,624	(12.2)%	5.4%

Average gross credit card receivables	$8,351	$8,695	$7,275	(4.0)%	19.5%

Accounts with three or more payments (60+ days) past due as a percentage of period-end credit card receivables	6.3%	6.1%	4.0%

Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	4.7%	4.3%	2.7%

Credit card penetration (a)	5.6%	6.7%	7.3%

(a)
Represents charges at Target (including sales taxes and gift cards) divided by sales (which excludes sales taxes and gift cards).

Allowance for Doubtful Accounts	Fiscal Year			Percent Change
(millions)	2009	2008	2007	2009/2008	2008/2007

Allowance at beginning of period	$1,010	$570	$517	77.1%	10.4%
Bad debt expense	1,185	1,251	481	(5.3)	160.1
Net write-offs (a)	(1,179)	(811)	(428)	45.2	89.8

Allowance at end of period	$1,016	$1,010	$570	0.6%	77.1%

As a percentage of period-end gross credit card receivables	12.7%	11.1%	6.6%

Net write-offs as a percentage of average gross credit card receivables (annualized)	14.1%	9.3%	5.9%

(a)
Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

        Our 2009 period-end gross credit card receivables were $7,982 million compared with $9,094 million in 2008, a decrease of 12.2 percent. Average gross credit card receivables in 2009 decreased 4.0 percent compared with 2008 levels. This change was driven by tighter risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders, fewer new accounts being opened, and a decrease in charge activity resulting from reductions in card usage by our guests, partially offset by the impact of a decline in payment rates.

        Our 2008 period-end gross credit card receivables were $9,094 million compared with $8,624 million in 2007, an increase of 5.4 percent. Average gross credit card receivables in 2008 increased 19.5 percent compared with 2007 levels. This growth was driven by the annualization of the prior year's product change from proprietary Target Cards to higher-limit Target Visa cards and the impact of industry-wide declines in payment rates, offset in part by a reduction in charge activity resulting from reductions in card usage by our guests, and from risk management and underwriting initiatives that significantly reduced credit lines for higher risk cardholders.

Other Performance Factors

Net Interest Expense

        Net interest expense was $801 million at the end of 2009, decreasing 7.5 percent, or $65 million from 2008. This decline was due to a decrease in the annualized average portfolio interest rate from 5.3 percent to 4.8 percent partially offset by a $16 million charge related to the early retirement of long-term debt. In 2008, net interest expense was $866 million compared with $647 million in 2007, an increase of 33.8 percent. This increase was due primarily to higher average debt balances supporting capital investment, share repurchase and the receivables portfolio, partially offset by a lower average portfolio net interest rate.

Provision for Income Taxes

        Our effective income tax rate was 35.7 percent in 2009 and 37.4 percent in 2008. The decrease in the effective rate between periods is primarily due to nontaxable capital market returns on investments used to economically hedge the market risk in deferred compensation plans in 2009 compared with nondeductible losses in 2008. The 2009 effective income tax rate is also lower due to federal and state discrete items.

        Our effective income tax rate for 2008 was 37.4 percent compared with 38.4 percent in 2007. The decrease in 2008 was primarily due to tax reserve reductions resulting from audit settlements and the effective resolution of other issues. The 2008 effective income tax rate was also lower due to a comparatively greater proportion of earnings subject to rate differences between taxing jurisdictions. These rate declines were partially offset by lower capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable.

Analysis of Financial Condition

Liquidity and Capital Resources

        Our 2009 operations were entirely funded by internally generated funds. Cash flow provided by operations was $5,881 in 2009 compared with $4,430 million in 2008. This strong cash flow allowed us to fund capital expenditures of $1,729 million and pay off $1.3 billion of maturing debt with internally generated funds. In addition we accelerated the payoff of a $550 million 2010 debt maturity, restarted our share repurchase program earlier than expected and experienced a $1.3 billion increase in marketable securities at January 30, 2010.

        Our 2009 period-end gross credit card receivables were $7,982 million compared with $9,094 million in 2008, a decrease of 12.2 percent. Average gross credit card receivables in 2009 decreased 4.0 percent compared with 2008 levels. This change was driven by the factors indicated in the Credit Card Segment above. This trend and the factors influencing it are likely to continue into 2010. Due to the decrease in gross credit card receivables, Target Receivables Corporation (TRC), using cash flows from the receivables, repaid an affiliate of JPMorgan Chase (JPMC) $163 million during 2009 under the terms of our agreement with them as described in Note 10 of the Notes to Consolidated Financial Statements. To the extent the receivables balance continues to decline, TRC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

        Year-end inventory levels increased $474 million, or 7.1 percent from 2008, primarily due to unusually low inventory levels at the end of 2008 in response to the challenging economic environment. Inventory levels were also higher to support traffic-driving strategic initiatives, such as food and pharmacy, in addition to comparatively higher retail square footage. Accounts payable increased by $174 million, or 2.7 percent over the same period.

        During 2009, we repurchased 9.9 million shares of our common stock for a total cash investment of $479 million ($48.54 per share) under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. In 2008, we repurchased 67.2 million shares of our common stock for a total cash investment of $3,395 million ($50.49 per share).

        We paid dividends totaling $496 million in 2009 and $465 million in 2008, an increase of 6.7 percent. We declared dividends totaling $503 million ($0.67 per share) in 2009, an increase of 6.8 percent over 2008. In 2008, we declared dividends totaling $471 million ($0.62 per share), an increase of 3.8 percent over 2007. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

        Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

        Maintaining strong investment-grade debt ratings is a key part of our financing strategy. Our current debt ratings are as follows:

Debt Ratings		Standard and Poor's
	Moody's		Fitch

Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables (a)	Aa2	A+	n/a

(a)
These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

        At January 30, 2010 and January 31, 2009, there were no amounts outstanding under our commercial paper program. In past years, we funded our peak sales season working capital needs through our commercial paper program and then used the cash generated from that sales season to repay the commercial paper issued. In 2009 we funded our working capital needs through internally generated funds. Additionally and as described in Note 10 of the Notes to Consolidated Financial Statements, during 2008 we sold to JPMC an interest in our credit card receivables for approximately $3.8 billion. We received proceeds of approximately $3.6 billion, reflecting a 7 percent discount.

        An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2009 or 2008 under this facility.

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at January 30, 2010, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

        Our interest coverage ratio represents the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio as calculated by the SEC's applicable rules was 5.1x in 2009, 4.3x in 2008, and 6.4x in 2007.

Capital Expenditures

        Capital expenditures were $1,729 million in 2009 compared with $3,547 million in 2008 and $4,369 million in 2007. This decrease was driven by lower capital expenditures for new stores, remodels and technology-related assets. Our 2009 capital expenditures include $232 million related to stores that will open in 2010 and later years. Net property and equipment decreased $475 million in 2009 following an increase of $1,661 million in 2008.

Capital Expenditures	Percentage of Capital Expenditures
	2009	2008	2007

New stores	52%	66%	71%
Remodels and expansions	17	8	7
Information technology, distribution and other	31	26	22

Total	100%	100%	100%

Commitments and Contingencies

        At January 30, 2010, our contractual obligations were as follows:

Contractual Obligations	Payments Due by Period
(millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (a)
Unsecured	$11,071	$786	$1,607	$502	$8,176
Nonrecourse	5,553	900	750	3,903	—
Interest payments – long-term debt
Unsecured	10,405	693	1,240	1,061	7,411
Nonrecourse (b)	159	39	74	46	—
Capital lease obligations (c)	472	19	44	45	364
Operating leases (c)	4,000	264	324	265	3,147
Deferred compensation	394	41	87	96	170
Real estate obligations	222	222	—	—	—
Purchase obligations	2,016	597	685	627	107
Tax contingencies (d)	—	—	—	—	—

Contractual obligations	$34,292	$3,561	$4,811	$6,545	$19,375

(a)
Required principal payments only. Excludes fair market value adjustments recorded in long-term debt, as required by derivative and hedging accounting rules. Principal amounts include the 47 percent interest in credit card receivables sold to JPMC at the principal amount. In the event of a decrease in the receivables principal balance, accelerated repayment of this obligation may occur.
(b)
These payments vary with LIBOR and are calculated assuming LIBOR of 0.25 percent plus a spread, for each year outstanding.
(c)
Total contractual lease payments include $2,016 million of operating lease payments related to options to extend the lease term that are reasonably assured of being exercised. These payments also include $196 million and $88 million of legally binding minimum lease payments for stores opening in 2010 or later for capital and operating leases, respectively. Capital lease obligations include interest. Refer to Note 21 of the Notes to Consolidated Financial Statements for a further description of leases.
(d)
Estimated tax contingencies of $579 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement.

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

        We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate. Further information on these plans, including our expected contributions for 2010, is included in Note 27 of the Notes to Consolidated Financial Statements.

        We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Estimates

        Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. However we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and cost of sales    We use the retail inventory method to account for substantially our entire inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. Cost includes the purchase price as adjusted for vendor income. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory is further described in Note 11 of the Notes to Consolidated Financial Statements.

Vendor income receivable    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter. Vendor income is described further in Note 4 of the Notes to Consolidated Financial Statements.

Allowance for doubtful accounts    When receivables are recorded, we recognize an allowance for doubtful accounts in an amount equal to anticipated future write-offs. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Accounts are automatically written off when they become 180 days past due. Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. Credit card receivables are described in Note 10 of the Notes to Consolidated Financial Statements.

Analysis of long-lived and intangible assets for impairment    We review assets at the lowest level for which there are identifiable cash flows, usually at the store level, on an annual basis or whenever an event or change in circumstances indicates the carrying value of the asset may not be recoverable. An impairment loss on a long-lived and identifiable intangible asset would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset are less than the asset carrying amount. Goodwill is tested for impairment by comparing its carrying value to a fair value estimated by discounting future cash flows. This test is performed at least annually or whenever an event or change in circumstances indicates the carrying value of the asset may not be recoverable. Impairment on long-lived assets of $49 million in 2009, $2 million in 2008 and $7 million in 2007 were recorded as a result of the tests performed.

        Our estimates of future cash flows require us to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate values, and economic conditions that can be difficult to predict.

Insurance/self-insurance    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We estimate our ultimate cost based on an analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. We believe that the amounts accrued are adequate, although actual losses may differ from the amounts provided. Refer to Item 7A for further disclosure of the market risks associated with these exposures.

Income taxes    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining income tax provisions and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. Historically, our assessments of the ultimate resolution of tax issues have been materially accurate. The current open tax issues are not dissimilar in size or substance from historical items. We believe the resolution of these matters will not have a material impact on our consolidated financial statements. Income taxes are described further in Note 22 of the Notes to Consolidated Financial Statements.

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

        Our expected long-term rate of return on plan assets is determined by the portfolio composition, historical long-term investment performance and current market conditions. Benefits expense recorded during the year is partially dependent upon the long-term rate of return used, and a 0.1 percent decrease in the expected long-term rate of return used to determine net pension and postretirement health care benefits expense would increase annual expense by approximately $2 million.

        The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. Historically, this same discount rate has also been used to determine net pension and postretirement health care benefits expense for the following plan year. The discount rates used to determine benefit obligations and benefits expense are included in Note 27 of the Notes to Consolidated Financial Statements. Benefits expense recorded during the year is partially dependent upon the discount rates used, and a 0.1 percent decrease to the weighted average discount rate used to determine net pension and postretirement health care benefits expense would increase annual expense by approximately $4 million.

        Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

        Pension and postretirement health care benefits are further described in Note 27 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Future Adoptions

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (SFAS 166), codified in the Transfers and Servicing accounting principles, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This guidance will be effective for the

Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167), codified in the Consolidation accounting principles, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). This guidance will be effective for the Corporation beginning in fiscal 2010 and adoption is not anticipated to affect our consolidated net earnings, cash flows or financial position.

Outlook

        In the Retail Segment, we expect to generate increases in comparable-store sales, likely in the range of 2 to 4 percent for the year, including an expected 1 percentage point lift from our remodel program. While our comparable-store sales comparisons are easier in the spring than the fall, the expected incremental sales resulting from remodels will grow as the year progresses. Additionally, we expect total sales to increase by a mid-single digit percentage.

        In 2010 we expect to generally preserve our 2009 EBIT margin rate in our Retail Segment, which if achieved would result in our Retail Segment EBIT increasing in line with total sales growth.

        In our Credit Card Segment, we expect the lower consumer usage of credit and our risk management strategies to continue throughout 2010, resulting in a low double-digit percentage decline in gross credit card receivables by the end of the year. We also expect to maintain segment profit on a dollar basis at generally the level earned in 2009, generating a higher pretax segment ROIC in 2010 than in 2009.

        We expect our 2010 book effective tax rate to approximate our long-term structural rate, likely in the range of 37.0 to 37.5 percent.

        We also expect to continue to execute against our share repurchase authorization.

        We expect our 2010 capital expenditures to be in the range of $2 to $2.5 billion, reflective of projects we will complete in 2010 as well as initial spending for our 2011 and 2012 new store programs. Our expectation is that our 2010 new store program will result in approximately 13 new stores and that our 2011 new store program will be in the range of 20 to 30 stores.

        Due to the early repayment of an August 2010 debt maturity, the only significant remaining 2010 maturity, prior to our seasonal working capital peak (which typically occurs in October or November), is the $900 million public series borrowing collateralized by our credit card receivables due in October.

Forward-Looking Statements

        This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward looking statements in this report include: For our Retail Segment, our outlook for sales, expected merchandise returns, comparable-store sales trends and EBIT margin rates; for our Credit Card Segment, our outlook for year-end gross credit card receivables, portfolio size, future write-offs of current receivables, profit, ROIC, and the allowance for doubtful accounts; on a consolidated basis, the expected effective income tax rate, the continued execution of our share repurchase program, our expected capital expenditures and the number of stores to be opened in 2010 and 2011, the expected compliance with debt covenants, our intentions regarding future dividends, the anticipated impact of new accounting pronouncements, our expected future share-based compensation expense, our expected contributions and benefit payments related to our pension and postretirement health care plans, and the adequacy of our reserves for general liability, workers' compensation, property loss, and team member medical and dental, the expected outcome of claims and litigation, and the resolution of tax uncertainties.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk results primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating rate, and on our credit card receivables, the majority of which are assessed finance charges at a Prime-based floating rate. To manage our net interest margin, we generally maintain levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuate. The degree of floating asset and liability matching may vary over time and in different interest rate environments. At January 30, 2010, the amount of floating-rate credit card assets exceeded the amount of net floating-rate debt obligations by approximately $1 billion. As a result, based on our balance sheet position at January 30, 2010, the annualized effect of a 0.1 percentage point decrease in floating interest rates on our floating rate debt obligations, net of our floating rate credit card assets and marketable securities, would be to decrease earnings before income taxes by approximately $1 million. See further description in Note 20 of the Notes to Consolidated Financial Statements.

        We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at January 30, 2010, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by approximately $9 million.

        In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The annualized effect of a one percentage point decrease in the return on pension plan assets would decrease plan assets by $22 million at January 30, 2010. The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year end, we had hedged approximately 50 percent of the interest rate exposure of our funded status.

        As more fully described in Note 14 and Note 26 of the Notes to Consolidated Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.

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

         The Board of Directors exercised its oversight role with respect to the Corporation's systems of internal control primarily through its Audit Committee, which is comprised of independent directors. The Committee oversees the Corporation's systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity and objectivity are sufficient to protect shareholders' investments.

         In addition, our consolidated financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report also appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 12, 2010	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

         We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, cash flows, and shareholders' investment for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 12, 2010

Report of Management on Internal Control

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2010, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

         Our internal control over financial reporting as of January 30, 2010, has been audited by Ernst & Young LLP, the independent registered accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 12, 2010	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

         We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended January 30, 2010, and our report dated March 12, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 12, 2010

Consolidated Statements of Operations

(millions, except per share data)	2009	2008	2007

Sales	$63,435	$62,884	$61,471
Credit card revenues	1,922	2,064	1,896

Total revenues	65,357	64,948	63,367
Cost of sales	44,062	44,157	42,929
Selling, general and administrative expenses	13,078	12,954	12,670
Credit card expenses	1,521	1,609	837
Depreciation and amortization	2,023	1,826	1,659

Earnings before interest expense and income taxes	4,673	4,402	5,272
Net interest expense
Nonrecourse debt collateralized by credit card receivables	97	167	133
Other interest expense	707	727	535
Interest income	(3)	(28)	(21)

Net interest expense	801	866	647

Earnings before income taxes	3,872	3,536	4,625
Provision for income taxes	1,384	1,322	1,776

Net earnings	$2,488	$2,214	$2,849

Basic earnings per share	$3.31	$2.87	$3.37

Diluted earnings per share	$3.30	$2.86	$3.33

Weighted average common shares outstanding
Basic	752.0	770.4	845.4
Diluted	754.8	773.6	850.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 30, 2010	January 31, 2009

Assets
Cash and cash equivalents, including marketable securities of $1,617 and $302	$2,200	$864
Credit card receivables, net of allowance of $1,016 and $1,010	6,966	8,084
Inventory	7,179	6,705
Other current assets	2,079	1,835

Total current assets	18,424	17,488
Property and equipment
Land	5,793	5,767
Buildings and improvements	22,152	20,430
Fixtures and equipment	4,743	4,270
Computer hardware and software	2,575	2,586
Construction-in-progress	502	1,763
Accumulated depreciation	(10,485)	(9,060)

Property and equipment, net	25,280	25,756
Other noncurrent assets	829	862

Total assets	$44,533	$44,106

Liabilities and shareholders' investment
Accounts payable	$6,511	$6,337
Accrued and other current liabilities	3,120	2,913
Unsecured debt and other borrowings	796	1,262
Nonrecourse debt collateralized by credit card receivables	900	—

Total current liabilities	11,327	10,512
Unsecured debt and other borrowings	10,643	12,000
Nonrecourse debt collateralized by credit card receivables	4,475	5,490
Deferred income taxes	835	455
Other noncurrent liabilities	1,906	1,937

Total noncurrent liabilities	17,859	19,882
Shareholders' investment
Common stock	62	63
Additional paid-in-capital	2,919	2,762
Retained earnings	12,947	11,443
Accumulated other comprehensive loss	(581)	(556)

Total shareholders' investment	15,347	13,712

Total liabilities and shareholders' investment	$44,533	$44,106

Common Stock  Authorized 6,000,000,000 shares, $0.0833 par value; 744,644,454 shares issued and outstanding at January 30, 2010; 752,712,464 shares issued and outstanding at January 31, 2009.

Preferred Stock  Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at January 30, 2010 or January 31, 2009.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2009	2008	2007

Operating activities
Net earnings	$2,488	$2,214	$2,849
Reconciliation to cash flow
Depreciation and amortization	2,023	1,826	1,659
Share-based compensation expense	103	72	73
Deferred income taxes	364	91	(70)
Bad debt expense	1,185	1,251	481
Loss / impairment of property and equipment, net	97	33	28
Other non-cash items affecting earnings	103	222	52
Changes in operating accounts providing / (requiring) cash:
Accounts receivable originated at Target	(57)	(458)	(602)
Inventory	(474)	77	(525)
Other current assets	(280)	(224)	(139)
Other noncurrent assets	(127)	(76)	101
Accounts payable	174	(389)	111
Accrued and other current liabilities	257	(230)	62
Other noncurrent liabilities	25	(139)	124
Other	—	160	(79)

Cash flow provided by operations	5,881	4,430	4,125

Investing activities
Expenditures for property and equipment	(1,729)	(3,547)	(4,369)
Proceeds from disposal of property and equipment	33	39	95
Change in accounts receivable originated at third parties	(10)	(823)	(1,739)
Other investments	3	(42)	(182)

Cash flow required for investing activities	(1,703)	(4,373)	(6,195)

Financing activities
Additions to short-term notes payable	—	—	1,000
Reductions of short-term notes payable	—	(500)	(500)
Additions to long-term debt	—	3,557	7,617
Reductions of long-term debt	(1,970)	(1,455)	(1,326)
Dividends paid	(496)	(465)	(442)
Repurchase of stock	(423)	(2,815)	(2,477)
Premiums on call options	—	—	(331)
Stock option exercises and related tax benefit	47	43	210
Other	—	(8)	(44)

Cash flow provided by / (required for) financing activities	(2,842)	(1,643)	3,707

Net increase / (decrease) in cash and cash equivalents	1,336	(1,586)	1,637
Cash and cash equivalents at beginning of year	864	2,450	813

Cash and cash equivalents at end of year	$2,200	$864	$2,450

Cash paid for income taxes was $1,040, $1,399, and $1,734 during 2009, 2008, and 2007, respectively. Cash paid for interest (net of interest capitalized) was $805, $873, and $633 during 2009, 2008, and 2007, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total

February 3, 2007	859.8	$72	$2,387	$13,417	$(247)	$4	$15,633
Net earnings	—	—	—	2,849	—	—	2,849
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $38	—	—	—	—	59	—	59
Unrealized losses on cash flow hedges, net of taxes of $31	—	—	—	—	—	(48)	(48)

Total comprehensive income							2,860
Cumulative effect of adopting new accounting pronouncements	—	—	—	(31)	54	—	23
Dividends declared	—	—	—	(454)	—	—	(454)
Repurchase of stock	(46.2)	(4)	—	(2,689)	—	—	(2,693)
Premiums on call options	—	—	—	(331)	—	—	(331)
Stock options and awards	5.1	—	269	—	—	—	269

February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Unrealized losses on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)

Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106

January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Unrealized gains on cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)

Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157

January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347

Dividends declared per share were $0.67, $0.62, and $0.54 in 2009, 2008, and 2007, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (Target or the Corporation) operates two reportable segments: Retail and Credit Card. Our Retail Segment includes all of our merchandising operations, including our large-format general merchandise and food discount stores in the United States and our fully integrated online business. Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card (collectively, REDcards). Our Credit Card Segment strengthens the bond with our guests, drives incremental sales and contributes to our results of operations.

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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2009 (2009) ended January 30, 2010 and consisted of 52 weeks. Fiscal year 2008 (2008) ended January 31, 2009 and consisted of 52 weeks. Fiscal year 2007 (2007) ended February 2, 2008 and consisted of 52 weeks.

Reclassifications    Certain prior year amounts have been reclassified to conform to the current year presentation.

        Accounting policies applicable to the items discussed in the Notes to the Consolidated Financial Statement are described in the respective notes.

2. Revenues

        Our retail stores generally record revenue at the point of sale. Sales from our online business include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $18 million in 2009, $19 million in 2008, and $17 million in 2007.

        Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was immaterial in 2009, 2008, and 2007.

        Credit card revenues are recognized according to the contractual provisions of each credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail sales charged to our credit cards totaled $3,277 million, $3,883 million, and $4,139 million in 2009, 2008, and 2007, respectively. We offer new account discounts and rewards programs on our REDcard products. These discounts are redeemable only on purchases made at Target. The discounts associated with our REDcard products are included as reductions in sales in our Consolidated Statements of Operations and were $94 million in 2009, $114 million in 2008, and $110 million in 2007.

3. Cost of Sales and Selling, General and Administrative Expenses

        The following table illustrates the primary costs classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses

Total cost of products sold including	Compensation and benefit costs including
• Freight expenses associated with moving	• Stores
merchandise from our vendors to our	• Headquarters
distribution centers and our retail stores, and	Occupancy and operating costs of retail and
among our distribution and retail facilities	headquarters facilities
• Vendor income that is not reimbursement of	Advertising, offset by vendor income that is a
specific, incremental and identifiable costs	reimbursement of specific, incremental and
Inventory shrink	identifiable costs
Markdowns	Preopening costs of stores and other facilities
Outbound shipping and handling expenses	Other administrative costs
associated with sales to our guests
Terms cash discount
Distribution center costs, including compensation
and benefits costs

The classification of these expenses varies across the retail industry.

4. Consideration Received from Vendors

        We receive consideration for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances and for our compliance programs, referred to as "vendor income." Vendor income reduces either our inventory costs or SG&A expenses based on the provisions of the arrangement. Promotional and advertising allowances are intended to offset our costs of promoting and selling merchandise in our stores. Under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. These allowances are recorded when violations occur. Substantially all consideration received is recorded as a reduction of cost of sales.

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

5. Advertising Costs

        Advertising costs are expensed at first showing or distribution of the advertisement and were $1,167 million in 2009, $1,233 million in 2008, and $1,195 million in 2007. Advertising vendor income that offset advertising expenses was approximately $130 million, $143 million, and $123 million 2009, 2008, and 2007, respectively. Newspaper circulars and media broadcast made up the majority of our advertising costs in all three years.

6. Earnings per Share

        Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

Earnings Per Share	Basic EPS			Diluted EPS
(millions, except per share data)	2009	2008	2007	2009	2008	2007

Net earnings	$2,488	$2,214	$2,849	$2,488	$2,214	$2,849
Adjustment for prepaid forward contracts	—	—	—	—	—	(11)

Net earnings for EPS calculation	$2,488	$2,214	$2,849	$2,488	$2,214	$2,838

Basic weighted average common shares outstanding	752.0	770.4	845.4	752.0	770.4	845.4
Incremental stock options, performance share units and restricted stock units	—	—	—	2.8	3.2	6.0
Adjustment for prepaid forward contracts	—	—	—	—	—	(0.6)

Weighted average common shares outstanding	752.0	770.4	845.4	754.8	773.6	850.8

Earnings per share	$3.31	$2.87	$3.37	$3.30	$2.86	$3.33

        For the 2009, 2008, and 2007 EPS computations, 16.8 million, 10.5 million, and 6.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. Refer to Note 26 for a description of the prepaid forward contracts referred to in the table above.

7. Other Comprehensive Income/(Loss)

        Other comprehensive income/(loss) includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP and are recorded directly to shareholders' investment. In 2009, 2008, and 2007, other comprehensive income/(loss) included gains and losses on certain hedge transactions, foreign currency translation adjustments and amortization of pension and postretirement plan amounts, net of related taxes. Significant items affecting other comprehensive income/(loss) are shown in the Consolidated Statements of Shareholders' Investment.

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

        The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements – Recurring Basis	Fair Value at January 30, 2010			Fair Value at January 31, 2009
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents
Marketable securities	$1,617	$—	$—	$302	$—	$—
Other current assets
Prepaid forward contracts	79	—	—	68	—	—
Equity swaps	—	—	—	1	—	—
Other noncurrent assets
Interest rate swaps (a)	—	131	—	—	163	—
Company-owned life insurance investments (b)	—	305	—	—	296	—

Total	$1,696	$436	$—	$371	$459	$—

Liabilities
Other noncurrent liabilities
Interest rate swaps	$—	$23	$—	$—	$30	$—

Total	$—	$23	$—	$—	$30	$—

(a)
There were no interest rate swaps designated as accounting hedges at January 30, 2010 or January 31, 2009.
(b)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $244 million at January 30, 2010 and $197 million at January 31, 2009.

Position	Valuation Technique

Marketable securities	Initially valued at transaction price. Carrying value of cash equivalents (including money market funds) approximates fair value because maturities are less than three months.
Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
Interest rate swaps/forward and equity swaps

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads.

Company-owned life insurance investments	Includes investments in separate accounts that are valued based on market rates credited by the insurer.

        Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets held for sale and held and used in the following table were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples or public comparables. We classify these measurements as Level 2. The fair value measurement of an intangible asset was determined using unobservable inputs that reflect our own assumptions regarding how market participants price the intangible assets at the measurement date. We classify these measurements as Level 3.

	Other current assets	Property and equipment	Other noncurrent assets
Fair Value Measurements – Nonrecurring Basis (millions)	Long-lived assets held for sale (a)	Long-lived assets held and used (b)	Intangible asset

For the year ended January 30, 2010:
Carrying amount	74	98	6
Fair value measurement	57	66	—

Gain/(loss)	(17)	(32)	(6)

(a)
Reported measurement is fair value less cost to sell. Costs to sell were approximately $3 million at January 30, 2010.
(b)
Primarily relates to real estate and buildings intended for sale in the future but not currently meeting the held for sale criteria. Reported measurement is fair value less cost to sell. Costs to sell were approximately $3 million at January 30, 2010.

        The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Statements of Financial Position. The fair value of marketable securities is determined using available market prices at the reporting date. The fair value of debt is generally measured using a discounted cash flow analysis based on our current market interest rates for similar types of financial instruments.

Financial Instruments Not Measured at Fair Value	January 30, 2010
(millions)	Carrying Amount	Fair Value

Financial assets
Other current assets
Marketable securities (a)	$27	$27
Other noncurrent assets
Marketable securities (a)	5	5

Total	$32	$32

Financial liabilities
Total debt (b)	$16,447	$17,487

Total	$16,447	$17,487

(a)
Amounts include held-to-maturity government and money market investments that are held to satisfy the capital requirements of Target Bank and Target National Bank.
(b)
Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

        The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at January 30, 2010.

9. Cash Equivalents

        Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from credit card transactions with settlement terms of less than five days. Receivables resulting from third-party credit card sales within our Retail Segment are included within cash equivalents and were $313 million and $323 million at January 30, 2010 and January 31, 2009, respectively. Payables resulting from the use of the Target Visa at third-party merchants are included within cash equivalents and were $40 million and $53 million at January 30, 2010 and January 31, 2009, respectively.

10. Credit Card Receivables

        Credit card receivables are recorded net of an allowance for doubtful accounts. The allowance, recognized in an amount equal to the anticipated future write-offs of existing receivables, was $1,016 million at January 30, 2010 and $1,010 million at January 31, 2009. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $371 million at January 30, 2010 and $393 million at January 31, 2009. Accounts are written off when they become 180 days past due.

        Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder's circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 6.7 percent at January 30, 2010 and 4.9 percent at January 31, 2009. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

        In the second quarter of 2008, we sold an interest in our credit card receivables to JPMC. The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. This transaction was accounted for as a secured borrowing, and accordingly, the credit card receivables within the Trust and the note payable issued are reflected in our Consolidated Statements of Financial Position. Notwithstanding this accounting treatment, the accounts receivable assets that collateralize the note payable supply the cash flow to pay principal and interest to the note holder; the receivables are not available to general creditors of the Corporation; and the payments to JPMC are made solely from the Trust and are nonrecourse to the general assets of the Corporation. Interest and principal payments due on the note are satisfied provided the cash flows from the Trust assets are sufficient. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the Trust are sufficient. Future principal payments will be made from JPMC's prorata share of cash flows from the Trust assets.

        In the event of a decrease in the receivables principal amount such that JPMC's interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the Trust) would be required to pay JPMC a prorata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. If a three-month average of monthly finance charge excess (JPMC's prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC's interest, the Corporation must implement mutually agreed upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC's interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation's systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC would cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets.

11. Inventory

        Substantially all of our inventory and the related cost of sales are accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Cost includes purchase price as reduced by vendor income. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates and internally measured retail price indices.

        Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market because permanent markdowns are currently taken as a reduction of the retail value of inventory.

        We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Revenues under this program are included in sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,820 million in 2009, $1,524 million in 2008, and $1,643 million in 2007.

12. Other Current Assets

Other Current Assets (millions)	January 30, 2010	January 31, 2009

Deferred taxes	$724	$693
Other receivables (a)	526	433
Vendor income receivable	390	236
Other	439	473

Total	$2,079	$1,835

(a)
Includes pharmacy receivables and income taxes receivable.

13. Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease term if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation expense for 2009, 2008, and 2007 was $1,999 million, $1,804 million, and $1,644 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were $632 million in 2009, $609 million in 2008, and $592 million in 2007. Facility preopening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (in years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4-7

        Long-lived assets are reviewed for impairment annually and also when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. Impairments of $49 million in 2009, $2 million in 2008 and $7 million in 2007 were recorded as a result of the tests performed. Additionally, we wrote off $37 million in 2009, $26 million in 2008 and $4 million in 2007 of capitalized construction in progress costs due to project scope changes.

14. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 30, 2010	January 31, 2009

Cash surrender value of life insurance (a)	$319	$305
Goodwill and intangible assets	239	231
Interest rate swaps (b)	131	163
Other	140	163

Total	$829	$862

(a)
Company-owned life insurance policies on approximately 4,000 team members who are designated highly compensated under the Internal Revenue Code and have given their consent to be insured.
(b)
See Notes 8 and 20 for additional information relating to our interest rate swaps.

15. Goodwill and Intangible Assets

        Goodwill and intangible assets are recorded within other noncurrent assets at cost less accumulated amortization. Goodwill totaled $59 million at January 30, 2010 and $60 million at January 31, 2009. Goodwill is not amortized; instead, it is tested at least annually or whenever an event or change in circumstances indicates the carrying value of the asset may not be recoverable. Discounted cash flow models are used in determining fair value for the purposes of the required annual impairment analysis. An impairment loss on a long-lived and identifiable intangible asset would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset are less than the asset carrying amount.

        No material impairments related to goodwill and intangible assets were recorded in 2009, 2008, or 2007 as a result of the tests performed. Intangible assets by major classes were as follows:

Intangible Assets	Leasehold
	Acquisition Costs		Other (a)		Total
(millions)	Jan. 30, 2010	Jan. 31, 2009	Jan. 30, 2010	Jan. 31, 2009	Jan. 30, 2010	Jan. 31, 2009

Gross asset	$197	$196	$150	$129	$347	$325
Accumulated amortization	(62)	(54)	(105)	(100)	(167)	(154)

Net intangible assets	$135	$142	$45	$29	$180	$171

(a)
Other intangible assets relate primarily to acquired trademarks and customer lists.

        Amortization is computed on intangible assets with definite useful lives using the straight-line method over estimated useful lives that typically range from 9 to 39 years for leasehold acquisition costs and from 3 to 15 years for other intangible assets. Amortization expense for 2009, 2008, and 2007 was $24 million, $21 million, and $15 million, respectively.

Estimated Amortization Expense (millions)	2010	2011	2012	2013	2014

Amortization expense	$23	$18	$13	$11	$10

16. Accounts Payable

        We reclassify book overdrafts to accounts payable at period end. Overdrafts reclassified to accounts payable were $539 million at January 30, 2010 and $606 million at January 31, 2009.

17. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 30, 2010	January 31, 2009

Wages and benefits	$959	$727
Taxes payable (a)	490	430
Gift card liability (b)	387	381
Straight-line rent accrual	185	167
Workers' compensation and general liability	163	176
Dividends payable	127	120
Interest payable	105	130
Construction in progress	72	182
Other	632	600

Total	$3,120	$2,913

(a)
Taxes payable consist of real estate, team member withholdings and sales tax liabilities.
(b)
Gift card liability represents the amount of gift cards that have been issued but have not been redeemed, net of estimated breakage.

18. Commitments and Contingencies

        Purchase obligations, which include all legally binding contracts, such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were approximately $2,016 million and $570 million at January 30, 2010 and January 31, 2009, respectively. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. We also issue trade letters of credit in the ordinary course of business, which are not firm commitments as they are conditional on the purchase order not being cancelled. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

        Trade letters of credit totaled $1,484 million and $1,359 million at January 30, 2010 and January 31, 2009, respectively, a portion of which are reflected in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $72 million and $64 million at January 30, 2010 and January 31, 2009, respectively.

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

19. Notes Payable and Long-Term Debt

        We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable.

Commercial Paper (millions)	2009	2008

Maximum amount outstanding during the year	$112	$1,385
Average amount outstanding during the year	1	274
Amount outstanding at year-end	—	—
Weighted average interest rate	0.2%	2.1%

        An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2009 or 2008 under this credit facility.

        As further explained in Note 10, we maintain an accounts receivable financing program through which we sell credit card receivables to a bankruptcy remote, wholly owned subsidiary, which in turn transfers the receivables to a Trust. The Trust, either directly or through related trusts, sells debt securities to third parties. The following summarizes this activity for fiscal 2008 and 2009.

Nonrecourse Debt Collateralized by Credit Card Receivables (millions)	Amount

At February 2, 2008	$2,400
Issued, net of $268 discount	3,557
Accretion (a)	33
Repaid	(500)

At January 31, 2009	5,490
Issued	—
Accretion (a)	48
Repaid	(163)

At January 30, 2010	$5,375

(a)
Represents the accretion of the 7 percent discount on the 47 percent interest in credit card receivables sold to JPMC.

        Other than debt backed by our credit card receivables and other immaterial borrowings, all of our outstanding borrowings are senior, unsecured obligations.

        At January 30, 2010, the carrying value and maturities of our debt portfolio, including swap valuation adjustments for our fair value hedges, was as follows:

	January 30, 2010
Debt Maturities (millions)
	Rate (a)	Balance

Due fiscal 2010-2014	3.2%	$8,271
Due fiscal 2015-2019	5.7	3,232
Due fiscal 2020-2024	9.2	213
Due fiscal 2025-2029	6.7	326
Due fiscal 2030-2034	6.6	905
Due fiscal 2035-2037	6.8	3,500

Total notes and debentures	4.8	16,447
Unamortized swap valuation adjustments from terminated/de-designated swaps		197
Capital lease obligations		170
Less:
Amounts due within one year		(1,696)

Long-term debt		$15,118

(a)
Reflects the weighted average stated interest rate as of year-end.

        Required principal payments on notes and debentures over the next five years, excluding capital lease obligations, are as follows:

Required Principal Payments (a) (millions)	2010	2011	2012	2013	2014

Unsecured	$786	$106	$1,501	$501	$1
Nonrecourse	900	—	750	3,903	—

Total required principal payments	$1,686	$106	$2,251	$4,404	$1

(a)
The required principal payments presented in this table do not consider the potential accelerated repayment requirements under our agreement with JPMC in the event of a decrease in credit card receivables.

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants.

20. Derivative Financial Instruments

        Derivative financial instruments are reported at fair value on the Consolidated Statements of Financial Position. Our derivative instruments have been primarily interest rate swaps. We use these derivatives to mitigate our interest rate risk. We have counterparty credit risk resulting from our derivate instruments. This risk lies primarily with two global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis.

        Prior to 2009, the majority of our derivative instruments qualified for fair value hedge accounting treatment. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period. We assessed at the inception of the hedge whether the hedging derivatives were highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. For those derivatives whose terms met the conditions of the "short-cut method", 100 percent hedge effectiveness was assumed. There was no ineffectiveness recognized in 2009, 2008, or 2007 related to our derivative instruments. As detailed below, at January 30, 2010, there were no derivative instruments designated as accounting hedges.

        During the first quarter of 2008, we terminated certain "pay floating" interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. These swaps were designated as hedges; therefore, concurrent with their terminations, we were required to stop making market value adjustments to the associated hedged debt. Gains realized upon termination will be amortized into earnings over the remaining life of the associated hedge debt.

        Additionally, during 2008, we de-designated certain "pay floating" interest rate swaps, and upon de-designation, these swaps no longer qualified for hedge accounting treatment. As a result of the de-designation, the unrealized gains on these swaps determined at the date of de-designation will be amortized into earnings over the remaining lives of the previously hedged items.

        In 2009, 2008, and 2007, total net gains amortized into net interest expense for terminated and de-designated swaps were $60 million, $55 million, and $6 million, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $197 million, $263 million, and $14 million, at the end of 2009, 2008, and 2007, respectively.

        Simultaneous to the de-designations during 2008, we entered into "pay fixed" swaps to economically hedge the risks associated with the de-designated "pay floating" swaps. These swaps are not designated as hedging instruments and along with the de-designated "pay floating" swaps are measured at fair value on a quarterly basis. Changes in fair value measurements are a component of net interest expense on the Consolidated Statements of Operations.

        At January 30, 2010, a characteristic summary of interest rate swaps outstanding was:

Outstanding Interest Rate Swap Characteristic Summary	Pay Floating	Pay Fixed

Weighted average rate:
Pay	one-month LIBOR	2.6% fixed
Receive	5.0% fixed	one-month LIBOR
Weighted average maturity	4.4 years	4.4 years
Notional	$1,250	$1,250

Derivative Contracts – Types, Balance Sheet Classifications and Fair Values (millions)
	Asset			Liability
		Fair Value At			Fair Value At
Type	Classification	Jan. 30, 2010	Jan. 31, 2009	Classification	Jan. 30, 2010	Jan. 31, 2009

Not designated as hedging instruments:
Interest rate swaps	Other noncurrent assets	$131	$163	Other noncurrent liabilities	$23	$30

Total		$131	$163		$23	$30

        During 2007, we entered into a series of interest rate lock agreements that effectively fixed the interest payments on our anticipated issuance of debt that would be affected by interest-rate fluctuations on the U.S. Treasury benchmark between the beginning date of the interest rate locks and the date of the issuance of the debt. Upon our issuance of fixed-rate debt in fiscal 2007, we terminated these rate lock agreements with a combined notional amount of $2.5 billion for cash payment of $79 million, which is classified within other operating cash flows on the Consolidated Statements of Cash Flows. The loss of $48 million, net of taxes of $31 million, has been recorded in accumulated other comprehensive loss and is being recognized as an adjustment to net interest expense over the same period in which the related interest costs on the debt are recognized in earnings. During 2007, the amount reclassified into earnings was not material. During 2008 and 2009, the amount reclassified into earnings as an increase to interest expense from accumulated other comprehensive income was $3 million ($5 million pre tax) and $3 million ($5 million pre tax). The amount expected to be reclassified into earnings from accumulated other comprehensive income for 2010 is $3 million ($5 million pre tax).

        Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations (millions)
		Income/(Expense)
	Classification of Income/(Expense)
Type		2009	2008	2007

Interest rate swaps	Other interest expense	$65	$71	$(15)
Interest rate forward (a)	Selling, general and administrative	—	—	18

Total		$65	$71	$3

(a)
These derivatives are used to mitigate interest rate exposure on our discounted workers' compensation and general liability obligations.

21. Leases

        We lease certain retail locations, warehouses, distribution centers, office space, equipment and land. Assets held under capital lease are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured because of the significant economic penalty that exists for not exercising those options. The exercise of lease renewal options is at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of buildings and leasehold improvements is limited by the expected lease term.

        Rent expense on buildings is included in SG&A. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels. Total rent expense was $174 million in 2009, $169 million in 2008, and $165 million in 2007, including immaterial amounts of percentage rent expense in 2009, 2008 and 2007. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in SG&A consistent with similar costs for owned locations. Most long-term leases include one or more options to renew, with renewal terms that can extend the lease term from one to more than fifty years. Certain leases also include options to purchase the leased property.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases

2010	$264	$16
2011	181	17
2012	143	18
2013	138	18
2014	127	17
After 2014	3,147	190

Total future minimum lease payments	$4,000	276
Less: Interest (b)		(106)

Present value of future minimum capital lease payments (c)		$170

(a)
Total contractual lease payments include $2,016 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $88 million of legally binding minimum lease payments for stores that will open in 2010 or later.
(b)
Calculated using the interest rate at inception for each lease.
(c)
Includes the current portion of $5 million.

22. Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. Such amounts are not significant.

Tax Rate Reconciliation	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	4.0	4.0
Other	(3.1)	(1.6)	(0.6)

Effective tax rate	35.7%	37.4%	38.4%

        The decrease in the effective rates between 2009 and 2008 is primarily due to nontaxable capital market returns on investments used to economically hedge the market risk in deferred compensation obligations in 2009 compared with nondeductible losses in 2008. The 2009 effective income tax rate is also lower due to federal and state discrete items. The decrease in 2008 was primarily due to tax reserve reductions resulting from audit settlements and the effective resolution of other issues. The 2008 effective income tax rate was also lower due to a comparatively greater proportion of earnings subject to rate differences between taxing jurisdictions. These rate declines were partially offset by lower capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable.

Provision for Income Taxes: Expense/(Benefit) (millions)	2009	2008	2007

Current:
Federal	$877	$1,034	$1,568
State/other	143	197	278

Total current	1,020	1,231	1,846

Deferred:
Federal	339	88	(67)
State/other	25	3	(3)

Total deferred	364	91	(70)

Total provision	$1,384	$1,322	$1,776

Net Deferred Tax Asset/(Liability) (millions)	January 30, 2010	January 31, 2009

Gross deferred tax assets:
Accrued and deferred compensation	$538	$420
Allowance for doubtful accounts	393	390
Accruals and reserves not currently deductible	380	349
Self-insured benefits	260	289
Other	92	223

Total gross deferred tax assets	1,663	1,671

Gross deferred tax liabilities:
Property and equipment	(1,543)	(1,234)
Deferred credit card income	(166)	(144)
Other	(64)	(55)

Total gross deferred tax liabilities	(1,773)	(1,433)

Total net deferred tax asset/(liability)	$(110)	$238

        We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2006 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Unrecognized Tax Benefit Liabilities (millions)	2009	2008

Balance at beginning of period	$434	$442
Additions based on tax positions related to the current year	119	27
Additions for tax positions of prior years	47	100
Reductions for tax positions of prior years	(61)	(101)
Settlements	(87)	(34)

Balance at end of period	$452	$434

        If the Corporation were to prevail on all unrecognized tax benefit liabilities recorded, approximately $210 million of the $452 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefit liabilities are recorded within income tax expense. During the year ended January 30, 2010, we reversed accrued penalties and interest of approximately $10 million. During the years ended January 31, 2009 and February 2, 2008, we recognized approximately $33 million, and $37 million, respectively, in interest and penalties. We had accrued for the payment of interest and penalties of approximately $127 million at January 30, 2010 and $153 million at January 31, 2009.

        Included in the balance at January 30, 2010 and January 31, 2009 are $133 million and $116 million, respectively, of liabilities for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the cash payment to the taxing authority to an earlier period. During 2010, we will file a tax accounting method change allowed under applicable tax regulations that will determine the timing of deductions for one of our tax positions. Accordingly, this change will result in a decrease in the unrecognized tax benefit liability of approximately $130 million in the next twelve months. Additionally, it is reasonably possible that the amount of the unrecognized tax benefit liabilities with respect to other of our unrecognized tax positions will increase or decrease during the next twelve months; however, we do not currently expect any change to have a significant effect on our results of operations or our financial position.

        During 2009, we filed income tax returns that included tax accounting method changes allowed under applicable tax regulations. These changes resulted in a substantial increase in tax deductions related to property and equipment, resulting in an increase in noncurrent deferred income tax liabilities of approximately $300 million and a corresponding increase in current income taxes receivable, which is classified as other current assets in the Consolidated Statements of Financial Position. These changes did not affect income tax expense for 2009.

23. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 30, 2010	January 31, 2009

Income tax liability	$579	$506
Workers' compensation and general liability	490	506
Deferred compensation	369	309
Pension and postretirement health care benefits	178	318
Other	290	298

Total	$1,906	$1,937

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

24. Share Repurchase

        In November 2007, our Board of Directors approved a share repurchase program totaling $10 billion that replaced a prior program. In November 2008, we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program. In January 2010, we resumed open-market purchases of shares under this program.

        Share repurchases for the last three years, repurchased primarily through open market transactions, were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment

2007 – Under a prior program	19.7	$60.72	$1,197
2007 – Under the 2007 program	26.5	54.64	1,445
2008	67.2	50.49	3,395
2009	9.9	48.54	479

Total	123.3	$52.85	$6,516

        Of the shares reacquired and included above, a portion was delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled in 2009 had a total cash investment of $56 million and an aggregate market value of $60 million at their respective settlement dates. The prepaid forward contracts settled in 2008 had a total cash investment of $249 million and an aggregate market value of $251 million at their respective settlement dates. The prepaid forward contracts settled in 2007 had a total cash investment of $165 million and an aggregate market value of $215 million at their respective settlement dates. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 26.

        Our share repurchases during 2008 included 30 million shares that were acquired through the exercise of call options.

Call Option Repurchase Details
			(amounts per share)
	Number of Options Exercised					Total Cost (millions)
Series		Exercise Date	Premium (a)	Strike Price	Total

Series I	10,000,000	April 2008	$11.04	$40.32	$51.36	$514
Series II	10,000,000	May 2008	10.87	39.31	50.18	502
Series III	10,000,000	June 2008	11.20	39.40	50.60	506

Total	30,000,000		$11.04	$39.68	$50.71	$1,522

(a)
Paid in January 2008.

25. Share-Based Compensation

        We maintain a long-term incentive plan for key team members and nonemployee members of our Board of Directors. Our long-term incentive plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share unit awards, restricted stock unit awards, restricted stock awards or a combination of awards.

        A majority of granted awards are nonqualified stock options that vest annually in equal amounts over a four-year period and expire no later than 10 years after the grant date. Options granted to the nonemployee members of our Board of Directors become exercisable after one year and have a 10-year term.

        We have issued performance share unit awards annually since January 2003. These awards represent shares potentially issuable in the future; historically, awards have been issued based upon the attainment of compound annual growth rates in revenue and EPS over a three year performance period. Beginning with the March 2009 grant, issuance is based upon the attainment of compound annual EPS growth rate and domestic market share change relative to a retail peer group over a three-year performance period.

        We regularly issue restricted stock units with three-year cliff vesting to select team members. We also regularly issue restricted stock units to our Board of Directors. The number of unissued common shares reserved for future grants under the share-based compensation plans was 21,450,009 at January 30, 2010 and 25,755,800 at January 31, 2009.

Share-Based Compensation Award Activity
	Stock Options (a)
	Total Outstanding			Exercisable
(number of options and units in thousands)	No. of Options	Exercise Price (b)	Intrinsic Value (c)	No. of Options	Exercise Price (b)	Intrinsic Value (c)	Performance Share Units (d)	Restricted Stock Units

February 3, 2007	27,910	$41.95	$558	17,659	$35.32	$470	1,895	221
Granted	5,725	49.54					650	21
Expired/forfeited	(434)	52.67					—	—
Exercised/issued	(5,061)	28.00					(370)	(4)

February 2, 2008	28,140	$45.84	$298	16,226	$41.07	$245	2,175	238
Granted	9,914	34.64					764	315
Expired/forfeited	(756)	51.28					(176)	(2)
Exercised/issued	(937)	33.36					(740)	(2)

January 31, 2009	36,361	$43.00	$4	19,292	$43.80	$4	2,023	549
Granted	5,127	49.08					826	224
Expired/forfeited	(1,507)	46.14					(662)	—
Exercised/issued	(1,767)	35.34					(14)	(203)

January 30, 2010	38,214	$44.05	$331	22,446	$44.59	$189	2,173 (e)	570

(a)
Includes Stock Appreciation Rights granted to certain non-U.S. team members.
(b)
Weighted average per share.
(c)
Represents stock price appreciation subsequent to the grant date, in millions.
(d)
Assumes attainment of maximum payout rates as set forth in the performance criteria.
(e)
Because the performance criteria were not met, approximately 644 thousand of these performance share units outstanding at January 30, 2010 were not earned and will be forfeited in the first quarter of 2010.

        We used a Black-Scholes valuation model to estimate the fair value of the options at grant date based on the assumptions noted in the following table. Volatility represents an average of market estimates for implied volatility of 5.5-year options on Target common stock. The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior. The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date. The assumptions disclosed below represent a weighted average of the assumptions used for all of our stock option grants throughout the years.

Valuation of Share-Based Compensation	2009	2008	2007

Stock options weighted average valuation assumptions:
Dividend yield	1.4%	1.9%	1.1%
Volatility	31%	47%	39%
Risk-free interest rate	2.7%	1.5%	3.2%
Expected life in years	5.5	5.5	5.5
Stock options grant date weighted average fair value	$14.18	$12.87	$18.08
Performance share units grant date weighted average fair value	$27.18	$51.68	$59.45
Restricted stock units grant date weighted average fair value	$48.94	$34.78	$57.70

        Total share-based compensation expense recognized in the Consolidated Statements of Operations was $103 million, $72 million, and $73 million in 2009, 2008, and 2007, respectively. The related income tax benefit was $40 million, $28 million, and $28 million in 2009, 2008, and 2007, respectively.

Stock Options Exercises (millions)	2009	2008	2007

Compensation expense realized	$21	$14	$187
Related income tax benefit	8	5	73

Net cash proceeds	62	31	142

        At January 30, 2010, there was $147 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The weighted average remaining life of currently exercisable options is 4.9 years, and the weighted average remaining life of all outstanding options is 8.8 years. The total fair value of options vested was $85 million, $69 million, and $55 million, in 2009, 2008, and 2007, respectively.

        Compensation expense associated with outstanding performance share units is recorded over the life of the awards. The expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for currently outstanding awards could reach a maximum of $51 million assuming payout of all outstanding awards. There were no share based liabilities paid during 2009. The total share based liabilities paid were $15 million in 2008 and $18 million in 2007.

        Total unrecognized compensation expense related to restricted stock unit awards was $16 million as of January 30, 2010.

26. Defined Contribution Plans

        Team members who meet certain eligibility requirements can participate in a defined contribution 401(k) plan by investing up to 80 percent of their compensation, as limited by statute or regulation. Generally, we match 100 percent of each team member's contribution up to 5 percent of total compensation. Company match contributions are made to the fund designated by the participant.

        In addition, we maintain nonqualified, unfunded deferred compensation plans for approximately 3,500 current and retired team members. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering 11 active and 50 retired participants. In this plan deferred compensation earns returns tied to market levels of interest rates, plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms.

        The American Jobs Creation Act of 2004 added Section 409A to the Internal Revenue Code, changing the federal income tax treatment of nonqualified deferred compensation arrangements. Failure to comply with the new requirements would result in early taxation of nonqualified deferred compensation arrangements, as well as a 20 percent penalty tax and additional interest payable to the IRS. In response to these new requirements, we allowed participants to elect to accelerate the distribution dates for their account balances. Participant elections resulted in payments of $29 million in 2009 and $86 million in 2008.

        We control some of our risk of offering the nonqualified plans through investing in vehicles, including company-owned life insurance and prepaid forward contracts in our own common stock that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked to market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value for contracts indexed to our own common stock recorded in earnings was pretax income/(loss) of $36 million in 2009, $(19) million in 2008, and $6 million in 2007. During 2009 and 2008, we invested approximately $34 million and $215 million, respectively, in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. In 2009, 2008, and 2007, these repurchases totaled 1.5 million, 4.7 million, and 3.4 million shares, respectively, and are included in the total share repurchases described in Note 24.

Prepaid Forward Contracts on Target Common Stock		Contractual Price Paid per Share
(millions, except per share data)	Number of Shares		Fair Value	Total Cash Investment

January 31, 2009	2.2	$39.98	$68	$88
January 30, 2010	1.5	$42.77	$79	$66

        The settlement dates of these instruments are regularly renegotiated with the counterparty.

Defined Contribution Plan Expenses (millions)	2009	2008	2007

401(k) Defined Contribution Plan
Matching contributions expense	$178	$178	$172
Nonqualified Deferred Compensation Plans
Benefits expense/(income)	$83	$(80)	$46
Related investment loss/(income) (a)	(77)	83	(26)

Nonqualified plan net expense	$6	$3	$20

(a)
Investment loss/(income) includes changes in unrealized gains and losses on prepaid forward contracts and unrealized and realized gains and losses on company-owned life insurance policies.

27. Pension and Postretirement Health Care Plans

        We have qualified defined benefit pension plans covering all U.S. team members who meet age and service requirements, including in certain circumstances, date of hire. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on team members' date of hire, length of service and/or team member compensation. Upon retirement, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost. Effective January 1, 2009, our qualified defined benefit pension plan was closed to new participants, with limited exceptions.

        We recognize that our obligations to plan participants can only be met over time through a combination of company contributions to these plans and earnings on plan assets. In light of this concept and as a result of declines in the market value of plan assets in 2008 (which were only partially offset by increases in 2009), we elected to contribute $252 million to our qualified plans during 2009. This restored the qualified plans to a fully-funded status at year-end on an ABO (Accumulated Benefit Obligation) basis.

        During 2009 we amended our postretirement health care plan, resulting in a $46 million reduction to our recorded liability, with a corresponding increase to shareholders' equity of $28 million, net of taxes of $18 million. The financial benefits of this amendment will be recognized though a reduction of benefit plan expense over the next 6 years.

        The following tables provide a summary of the changes in the benefit obligations, fair value of plan assets, and funded status and amounts recognized in our Consolidated Statement of Financial Position for our postretirement benefit plans:

	Pension Benefits
					Postretirement Health Care Benefits
Change in Projected Benefit Obligation (millions)	Qualified Plans		Nonqualified Plans
	2009	2008	2009	2008	2009	2008

Benefit obligation at beginning of measurement period	$1,948	$1,811	$36	$33	$117	$108
Service cost	99	93	1	1	7	5
Interest cost	123	114	2	2	6	7
Actuarial (gain)/loss	155	21	(3)	4	33	10
Participant contributions	1	—	—	—	6	6
Benefits paid	(99)	(94)	(3)	(4)	(18)	(19)
Plan amendments	—	3	—	—	(64)	—

Benefit obligation at end of measurement period	$2,227	$1,948	$33	$36	$87	$117

	Pension Benefits
					Postretirement Health Care Benefits
Change in Plan Assets (millions)	Qualified Plans		Nonqualified Plans
	2009	2008	2009	2008	2008	2008

Fair value of plan assets at beginning of measurement period	$1,771	$2,192	$—	$—	$—	$—
Actual return on plan assets	232	(430)	—	—	—	—
Employer contributions	252	103	3	4	12	13
Participant contributions	1	—	—	—	6	6
Benefits paid	(99)	(94)	(3)	(4)	(18)	(19)

Fair value of plan assets at end of measurement period	2,157	1,771	—	—	—	—
Benefit obligation at end of measurement period	2,227	1,948	33	36	87	117

Funded status	$(70)	$(177)	$(33)	$(36)	$(87)	$(117)

        Amounts recognized in the Consolidated Statements of Financial Position consist of the following:

			Nonqualified Plans (a)
	Qualified Plans
Recognition of Funded/(Underfunded) Status (millions)
	2009	2008	2009	2008

Other noncurrent assets	$2	$1	$—	$—
Accrued and other current liabilities	(1)	(1)	(13)	(13)
Other noncurrent liabilities	(71)	(177)	(107)	(140)

Net amounts recognized	$(70)	$(177)	$(120)	$(153)

(a)
Includes postretirement health care benefits.

        The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

			Postretirement Health Care Plans
Amounts in Accumulated Other Comprehensive Income (millions)	Pension Plans
	2009	2008	2009	2008

Net actuarial loss	$900	$828	$50	$19
Prior service credits	(5)	(7)	(62)	—

Amounts in accumulated other comprehensive income	$895	$821	$(12)	$19

        The following table summarizes the changes in accumulated other comprehensive income for the years ended January 30, 2010 and January 31, 2009, related to our pension and postretirement health care plans:

			Postretirement Health Care Benefits
	Pension Benefits
Change in Accumulated Other Comprehensive Income (millions)
	Pretax	Net of tax	Pretax	Net of tax

February 2, 2008	$212	$129	$9	$5
Net actuarial loss	618	376	10	6
Amortization of net actuarial losses	(16)	(10)	—	—
Amortization of prior service costs and transition	7	4	—	—

January 31, 2009	$821	$499	$19	$11
Net actuarial loss	96	58	33	20
Amortization of net actuarial losses	(24)	(14)	(2)	(1)
Amortization of prior service costs and transition	2	1	2	1
Plan amendments	—	—	(64)	(38)

January 30, 2010	$895	$544	$(12)	$(7)

        The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2010:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of tax

Net actuarial loss	$49	$30
Prior service credits	(13)	(8)

Total amortization expense	$36	$22

        The following table summarizes our net pension and postretirement health care benefits expense for the years 2009, 2008, and 2007:

				Postretirement Health Care Benefits
Net Pension and Postretirement Health Care Benefits Expense (millions)	Pension Benefits
	2009	2008	2007	2009	2008	2007

Service cost benefits earned during the period	$100	$94	$97	$7	$5	$4
Interest cost on projected benefit obligation	125	116	105	6	7	7
Expected return on assets	(177)	(162)	(152)	—	—	—
Amortization of losses	24	16	38	2	—	1
Amortization of prior service cost	(2)	(4)	(4)	(2)	—	—

Total	$70	$60	$84	$13	$12	$12

        Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2009	2008

Accumulated benefit obligation (ABO) for all plans (a)	$2,118	$1,812
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	48	1,979
Total ABO for pension plans with an ABO in excess of plan assets	42	1,808
Fair value of plan assets for pension plans with an ABO in excess of plan assets	—	1,765

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

        Weighted average assumptions used to determine benefit obligations as of the measurement date were as follows:

Weighted Average Assumptions	Pension Benefits		Postretirement Health Care Benefits
	2009	2008	2009	2008

Discount rate	5.85%	6.50%	4.85%	6.50%
Average assumed rate of compensation increase	4.00%	4.25%	n/a	n/a

        Weighted average assumptions used to determine net periodic benefit expense for each fiscal year were as follows:

Weighted Average Assumptions	Pension Benefits			Postretirement Health Care Benefits
	2009	2008	2007	2009		2008	2007

Discount rate	6.50%	6.45%	5.95%	6.50%	(a)	6.45%	5.95%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a		n/a	n/a
Average assumed rate of compensation increase	4.25%	4.25%	4.25%	n/a		n/a	n/a

(a)
Due to the remeasurement from the plan amendment in the third quarter of 2009, the discount rate was decreased from 6.50 percent to 4.85 percent.

        The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). With an essentially stable asset allocation over the following time periods, our annualized rate of return on qualified plans' assets has averaged 4.6 percent, 4.5 percent and 8.9 percent for the 5-year, 10-year and 15-year periods, respectively, ended January 30, 2010.

        The expected Market-Related Value of Assets ("MRV") is determined each year by adjusting the previous year's value by expected return, benefit payments, and cash contributions. The expected MRV is adjusted for asset gains and losses in equal 20 percent adjustments over a 5-year period.

        Our expected annualized long-term rate of return assumptions as of January 30, 2010 were 8.5 percent for domestic and international equity securities, 5.5 percent for long-duration debt securities, 8.5 percent for balanced funds, and 10.0 percent for other investments. Balanced funds primarily invest in equities, nominal and inflation-linked fixed income securities, commodities, and public real estate. They seek to generate capital market returns while reducing market risk by investing globally in highly diversified portfolios of public securities. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets.

        An increase in the cost of covered health care benefits of 7.5 percent for non-Medicare eligible individuals and 8.5 percent for Medicare eligible individuals was assumed for 2009. In 2010, the rate is assumed to be 7.5 percent for non-Medicare eligible individuals and 7.5 percent for Medicare eligible individuals. Both rates will be reduced to 5.0 percent in 2019 and thereafter.

        A one percent change in assumed health care cost trend rates would have the following effects at January 30, 2010:

Health Care Cost Trend Rates – 1% Change (millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	$5	$(5)

Plan Assets

        The plan's asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment's asset class. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which may include the use of interest rate swaps, total return swaps, and other instruments.

        Our pension plan weighted average asset allocations at the measurement date by asset category were as follows:

	Current targeted allocation	Actual allocation
Asset Category		2009	2008

Domestic equity securities (a)	20%	19%	25%
International equity securities	11	10	13
Debt securities	25	28	27
Balanced funds	30	19	5
Other (b)	14	24	30

Total	100%	100%	100%

(a)
Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 30, 2010 and January 31, 2009.
(b)
Other assets include private equity, mezzanine and distressed debt, timber-related assets, and a 4 percent allocation to real estate.

        The fair values of our pension plan assets as of the measurement date, by asset category are as follows:

Fair Value at January 30, 2010 (millions)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$206	$206	$—	$—
Equity securities (a)	490	26	464	—
Fixed income (b)	588	—	588	—
Balanced funds	404	—	404	—
Other (c)	469	—	14	455

Total	$2,157	$232	$1,470	$455

(a)
This category includes investments in US small, mid, and large cap companies as well as common collective funds that represent passively managed index funds with holdings in domestic and international equities.
(b)
This category primarily consists of investments in government securities, corporate bonds, mortgage-backed securities and passively managed index funds with holdings in long-term government and corporate bonds.
(c)
This category invests primarily in private equity funds (including venture capital, mezzanine and high yield debt, natural resources, and timberland), multi-strategy hedge funds (including domestic and international equity securities, convertible bonds and other alternative investments), and real estate.

Level 3 Reconciliation		Actual return on plan assets (a)
(millions)	Balance at February 1, 2009	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in and/or out of Level 3	Balance at January 30, 2010

Other	$448	$(1)	$1	$7	$—	$455

(a)
Represents realized and unrealized gains (losses) from changes in values of those financial instruments only for the period in which the instruments were classified as Level 3.

Position	Valuation Technique

Cash and cash equivalents	Initially valued at transaction price. Carrying value of cash equivalents (including money market funds) approximates fair value because maturities are generally less than three months.
Equity securities	Valued at the closing price reported on the major market on which the individual securities are traded.
Common collective funds/balanced funds/certain multi-strategy hedge funds	Valued using the net asset value ("NAV") provided by the administrator of the fund. The NAV is a quoted transactional price for participants in the fund, which do not represent an active market.
Fixed income securities	Valued using matrix pricing models and quoted prices of securities with similar characteristics.
Private equity/real estate/certain multi-strategy hedge funds

Valued by deriving Target's proportionate share of equity investment from audited financial statements. Private equity and real estate investments require significant judgment on the part of the fund manager due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Certain multi-strategy hedge funds represent funds of funds that include liquidity restrictions and for which timely valuation information is not available.

Contributions

        In 2009, we made discretionary contributions of $252 million to our qualified defined benefit pension plans. We are not required to make any contributions in 2010, although we may choose to make discretionary contributions of up to $100 million. We expect to make contributions in the range of $10 million to $15 million to our postretirement health care benefit plan in 2010.

Estimated Future Benefit Payments

        Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2010	$122	$10
2011	131	9
2012	138	7
2013	145	8
2014	155	8
2015-2019	895	60

28. Segment Reporting

        Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

	2009			2008			2007
Business Segment Results		Credit Card			Credit Card			Credit Card
(millions)	Retail		Total	Retail		Total	Retail		Total

Sales/Credit card revenues	$63,435	$1,922	$65,357	$62,884	$2,064	$64,948	$61,471	$1,896	$63,367
Cost of sales	44,062	—	44,062	44,157	—	44,157	42,929	—	42,929
Bad debt expense (a)	—	1,185	1,185	—	1,251	1,251	—	481	481
Selling, general and administrative/ Operations and marketing expenses (a) (b)	12,989	425	13,414	12,838	474	13,312	12,557	469	13,026
Depreciation and amortization	2,008	14	2,023	1,808	17	1,826	1,643	16	1,659

Earnings before interest expense and income taxes	4,376	298	4,673	4,081	322	4,402	4,342	930	5,272
Interest expense on nonrecourse debt collateralized by credit card receivables	—	97	97	—	167	167	—	133	133

Segment profit	$4,376	$201	$4,576	$4,081	$155	$4,236	$4,342	$797	$5,139
Unallocated (income)/expense:
Other interest expense			707			727			535
Interest income			(3)			(28)			(21)

Earnings before income taxes			$3,872			$3,536			$4,625

(a)
The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)
New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $89 million in 2009, $117 million in 2008, and $114 million in 2007 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

  Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Business Segment
	2009			2008
(millions)	Retail	Credit Card	Total	Retail	Credit Card	Total

Total assets	$37,200	$7,333	$44,533	$35,651	$8,455	$44,106

        Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

29. Quarterly Results (Unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2009 and 2008:

Quarterly Results (millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Total revenues	$14,833	$14,802	$15,067	$15,472	$15,276	$15,114	$20,181	$19,560	$65,357	$64,948
Earnings before income taxes	824	957	957	1,003	683	633	1,409	943	3,872	3,536
Net earnings	522	602	594	634	436	369	936	609	2,488	2,214
Basic earnings per share	0.69	0.75	0.79	0.82	0.58	0.49	1.25	0.81	3.31	2.87
Diluted earnings per share	0.69	0.74	0.79	0.82	0.58	0.49	1.24	0.81	3.30	2.86
Dividends declared per share	0.16	0.14	0.17	0.16	0.17	0.16	0.17	0.16	0.67	0.62
Closing common stock price
High	41.26	54.89	43.79	55.10	51.35	57.89	52.02	41.35	52.02	57.89
Low	25.37	48.50	36.75	43.68	41.38	32.69	45.30	26.96	25.37	26.96

Note:  Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

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

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

        Not applicable

PART III

        Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 29, 2010. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information—Business Ethics and Conduct and General Information About the Board of Directors—Board Meetings and Committees, of Target's Proxy Statement to be filed on or about April 29, 2010, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

        Executive and Director Compensation, of Target's Proxy Statement to be filed on or about April 29, 2010, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information				Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans as of January 30, 2010 (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of January 30, 2010		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights as of January 30, 2010

Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	40,313,999	(1)	$44.05	22,093,550
Equity compensation plans not approved by security holders	—		—	—

Total	40,313,999		$44.05	22,093,550

(1)
This amount includes 2,100,139 performance shares and RSU shares potentially issuable under our Long-Term Incentive Plan. The actual number of performance shares to be issued, or credits to be made to deferred compensation accounts, if any, depends on our financial performance over a period of time. Performance shares do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

        Beneficial Ownership of Certain Shareholders and Securities Authorized for Issuance Under Equity Compensation Plans, of Target's Proxy Statement to be filed on or about April 29, 2010, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Certain Relationships and General Information About the Board of Directors—Director Independence, of Target's Proxy Statement to be filed on or about April 29, 2010, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Audit and Non-audit Fees, of Target's Proxy Statement to be filed on or about April 29, 2010, is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this report:

a)
Financial Statements

  Consolidated Statements of Operations for the Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

  Consolidated Statements of Financial Position at January 30, 2010 and January 31, 2009

  Consolidated Statements of Cash Flows for the Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

  Consolidated Statements of Shareholders' Investment for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

  Notes to Consolidated Financial Statements

  Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        Financial Statement Schedules

        For the Years Ended January 30, 2010, January 31, 2009, and February 2, 2008:

                II—Valuation and Qualifying Accounts

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(3)A		Restated Articles of Incorporation (as amended May 24, 2007) (1)
B		By-Laws (as amended through September 10, 2009) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)
C		Registrant agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (5)
B	*	Amended and Restated Director Stock Option Plan of 1995 (6)
C	*	Amended and Restated Executive Long-Term Incentive Plan of 1981 (7)
D	*	Target Corporation Long-Term Incentive Plan (as amended and restated on May 28, 2009) (8)
E	*	Target Corporation SPP I (2010 Plan Statement)
F	*	Target Corporation SPP II (2010 Plan Statement)
G	*	Target Corporation SPP III (2010 Plan Statement)
H	*	Target Corporation Officer Deferred Compensation Plan
I	*	Target Corporation Officer EDCP (2010 Plan Statement)
J	*	Amended and Restated Deferred Compensation Plan Directors (9)
K	*	Target Corporation DDCP (2009 Plan Statement) (10)
L	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated January 13, 2010)
M	*	Executive Excess Long Term Disability Plan (11)
N	*	Director Retirement Program (12)
O	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (13)
P		Five-Year Credit Agreement dated as of April 12, 2007 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (14)

Q	‡	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association (15)
R		Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association (16)
S		Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association (17)
T		Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (18)
U		Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (19)
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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
(1)
Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed May 25, 2007.
(2)
Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed September 10, 2009.
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
(6)
Incorporated by reference to Exhibit (10)C to Target's Form 10-K Report for the year ended February 3, 2007.
(7)
Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 3, 2007.
(8)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 1, 2009.
(9)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(10)
Incorporated by reference to Exhibit (10)K to Target's Form 10-K Report for the year ended January 31, 2009.
(11)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended February 3, 2001.
(12)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(13)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(14)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended May 5, 2007.
(15)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(16)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(17)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(18)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(19)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended August 2, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 12, 2010		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 12, 2010	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 12, 2010	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN	DERICA W. RICE
CALVIN DARDEN	STEPHEN W. SANGER
MARY N. DILLON	JOHN G. STUMPF
JAMES A. JOHNSON	SOLOMON D. TRUJILLO
RICHARD M. KOVACEVICH
MARY E. MINNICK		Directors
ANNE M. MULCAHY

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 12, 2010		Douglas A. Scovanner Attorney-in-fact

TARGET CORPORATION
Schedule II – Valuation and Qualifying Accounts
Fiscal Years 2009, 2008, and 2007

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2009	$1,010	1,185	(1,179)	$1,016
2008	$570	1,251	(811)	$1,010
2007	$517	481	(428)	$570

Sales returns reserves (a):
2009	$29	1,118	(1,106)	$41
2008	$29	1,088	(1,088)	$29
2007	$31	1,103	(1,105)	$29

(a)
These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year end for sales made before year end were $99 million, $100 million and $93 million for 2009, 2008 and 2007, respectively.

Exhibit Index

Exhibit	Description	Manner of Filing

(3)A	Restated Articles of Incorporation (as amended May 24, 2007)	Incorporated by Reference
(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)	Incorporated by Reference
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Amended and Restated Director Stock Option Plan of 1995	Incorporated by Reference
(10)C	Amended and Restated Executive Long-Term Incentive Plan of 1981	Incorporated by Reference
(10)D	Target Corporation Long-Term Incentive Plan (as amended and restated on May 28, 2009)	Incorporated by Reference
(10)E	Target Corporation SPP I (2010 Plan Statement)	Filed Electronically
(10)F	Target Corporation SPP II (2010 Plan Statement)	Filed Electronically
(10)G	Target Corporation SPP III (2010 Plan Statement)	Filed Electronically
(10)H	Target Corporation Officer Deferred Compensation Plan	Filed Electronically
(10)I	Target Corporation Officer EDCP (2010 Plan Statement)	Filed Electronically
(10)J	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference
(10)K	Target Corporation DDCP (2009 Plan Statement)	Incorporated by Reference
(10)L	Target Corporation Officer Income Continuance Policy Statement (as amended and restated January 13, 2010)	Filed Electronically
(10)M	Executive Excess Long Term Disability Plan	Incorporated by Reference
(10)N	Director Retirement Program	Incorporated by Reference
(10)O	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)P	Five-Year Credit Agreement dated as of June 9, 2005 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)Q	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association	Incorporated by Reference
(10)R	Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association	Incorporated by Reference
(10)S	Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association	Incorporated by Reference
(10)T	Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(10)U	Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

Exhibit	Description	Manner of Filing

(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically