Form 10-K/A
period 2010-01-30
TARGET CORP
filed 2010-03-18
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 10, 2010 were 739,316,518.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 29, 2010 are incorporated into Part III.

 EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as originally filed with the Securities and Exchange Commission on March 12, 2010, is to correct the number of shares of Common Stock outstanding at March 10, 2010 reported on the cover page.

        No other changes have been made to the Form 10-K other than the correction described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

        The following tables provide a summary of the changes in the benefit obligations, fair value of plan assets, and funded status and amounts recognized in our Consolidated Statement of Financial Position for our postretirement benefit plans:

	Pension Benefits
					Postretirement Health Care Benefits
Change in Projected Benefit Obligation (millions)	Qualified Plans		Nonqualified Plans
	2009	2008	2009	2008	2009	2008

Benefit obligation at beginning of measurement period	$1,948	$1,811	$36	$33	$117	$108
Service cost	99	93	1	1	7	5
Interest cost	123	114	2	2	6	7
Actuarial (gain)/loss	155	21	(3)	4	33	10
Participant contributions	1	—	—	—	6	6
Benefits paid	(99)	(94)	(3)	(4)	(18)	(19)
Plan amendments	—	3	—	—	(64)	—

Benefit obligation at end of measurement period	$2,227	$1,948	$33	$36	$87	$117

	Pension Benefits
					Postretirement Health Care Benefits
Change in Plan Assets (millions)	Qualified Plans		Nonqualified Plans
	2009	2008	2009	2008	2009	2008

Fair value of plan assets at beginning of measurement period	$1,771	$2,192	$—	$—	$—	$—
Actual return on plan assets	232	(430)	—	—	—	—
Employer contributions	252	103	3	4	12	13
Participant contributions	1	—	—	—	6	6
Benefits paid	(99)	(94)	(3)	(4)	(18)	(19)

Fair value of plan assets at end of measurement period	2,157	1,771	—	—	—	—
Benefit obligation at end of measurement period	2,227	1,948	33	36	87	117

Funded status	$(70)	$(177)	$(33)	$(36)	$(87)	$(117)

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

TARGET CORPORATION
By:
Dated: March 18, 2010		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 18, 2010	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 18, 2010	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN	DERICA W. RICE
CALVIN DARDEN	STEPHEN W. SANGER
MARY N. DILLON	JOHN G. STUMPF
JAMES A. JOHNSON	SOLOMON D. TRUJILLO
RICHARD M. KOVACEVICH
MARY E. MINNICK		Directors
ANNE M. MULCAHY

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 18, 2010		Douglas A. Scovanner Attorney-in-fact

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