Form 10-Q
period 2010-05-01
TARGET CORP
filed 2010-05-28
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at May 26, 2010 were 736,470,956.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended
	May 1,	May 2,
(millions, except per share data) (unaudited)	2010	2009
Sales	$15,158	$14,361
Credit card revenues	435	472
Total revenues	15,593	14,833
Cost of sales	10,412	9,936
Selling, general and administrative expenses	3,143	3,015
Credit card expenses	280	384
Depreciation and amortization	516	472
Earnings before interest expense and income taxes	1,242	1,026
Net interest expense
Nonrecourse debt collateralized by credit card receivables	23	26
Other interest expense	165	177
Interest income	(1)	(1)
Net interest expense	187	202
Earnings before income taxes	1,055	824
Provision for income taxes	384	302
Net earnings	$671	$522
Basic earnings per share	$0.91	$0.69
Diluted earnings per share	$0.90	$0.69
Weighted average common shares outstanding
Basic	739.9	752.2
Diluted	745.7	753.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	May 1,	January 30 ,	May 2,
(millions)	2010	2010	2009
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including marketable securities of $1,015, $1,617 and $849	$1,578	$2,200	$1,371
Credit card receivables, net of allowance of $930, $1,016 and $1,005	6,330	6,966	7,452
Inventory	7,249	7,179	6,993
Other current assets	2,065	2,079	1,735
Total current assets	17,222	18,424	17,551
Property and equipment
Land	5,803	5,793	5,775
Buildings and improvements	22,332	22,152	20,994
Fixtures and equipment	4,597	4,743	4,295
Computer hardware and software	2,428	2,575	2,504
Construction-in-progress	497	502	1,427
Accumulated depreciation	(10,445)	(10,485)	(9,195)
Property and equipment, net	25,212	25,280	25,800
Other noncurrent assets	889	829	861
Total assets	$43,323	$44,533	$44,212
Liabilities and shareholders’ investment
Accounts payable	$6,150	$6,511	$6,004
Accrued and other current liabilities	3,183	3,120	2,990
Unsecured debt and other borrowings	797	796	1,255
Nonrecourse debt collateralized by credit card receivables	67	900	—
Total current liabilities	10,197	11,327	10,249
Unsecured debt and other borrowings	10,642	10,643	12,012
Nonrecourse debt collateralized by credit card receivables	4,152	4,475	5,502
Deferred income taxes	916	835	487
Other noncurrent liabilities	1,819	1,906	1,843
Total noncurrent liabilities	17,529	17,859	19,844
Shareholders’ investment
Common stock	62	62	63
Additional paid-in capital	3,010	2,919	2,788
Retained earnings	13,098	12,947	11,821
Accumulated other comprehensive loss	(573)	(581)	(553)
Total shareholders’ investment	15,597	15,347	14,119
Total liabilities and shareholders’ investment	$43,323	$44,533	$44,212
Common shares outstanding	738.9	744.6	752.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Three Months Ended
	May 1 ,	May 2 ,
(millions) (unaudited)	2010	2009
Operating activities
Net earnings	$671	$522
Reconciliation to cash flow
Depreciation and amortization	516	472
Share-based compensation expense	25	24
Deferred income taxes	109	69
Bad debt expense	197	296
Loss/impairment of property and equipment, net	8	18
Other non-cash items affecting earnings	22	10
Changes in operating accounts providing/(requiring) cash
Accounts receivable originated at Target	201	160
Inventory	(70)	(288)
Other current assets	(94)	27
Other noncurrent assets	(38)	—
Accounts payable	(361)	(333)
Accrued and other current liabilities	63	113
Other noncurrent liabilities	(91)	(91)
Cash flow provided by operations	1,158	999
Investing activities
Expenditures for property and equipment	(407)	(540)
Proceeds from disposal of property and equipment	12	6
Change in accounts receivable originated at third parties	238	175
Other investments	(18)	(13)
Cash flow required for investing activities	(175)	(372)
Financing activities
Reductions of long-term debt	(1,170)	(1)
Dividends paid	(126)	(121)
Repurchase of stock	(378)	—
Stock option exercises and related tax benefit	69	2
Cash flow required for financing activities	(1,605)	(120)
Net increase/(decrease) in cash and cash equivalents	(622)	507
Cash and cash equivalents at beginning of period	2,200	864
Cash and cash equivalents at end of period	$1,578	$1,371

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)
Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
(unaudited)
Net earnings	—	—	—	671	—	—	671
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $3	—	—	—	—	5	—	5
Net change on cash flow hedges, net of taxes of $0	—	—	—	—	—	1	1
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	2	2
Total comprehensive income							679
Dividends declared	—	—	—	(126)	—	—	(126)
Repurchase of stock	(7.5)	—	—	(394)	—	—	(394)
Stock options and awards	1.8	—	91	—	—	—	91
May 1, 2010	738.9	$62	$3,010	$13,098	$(532)	$(41)	$15,597

Dividends declared per share were $0.17 and $0.16 for the three months ended May 1, 2010 and May 2, 2009, respectively.  For the fiscal year ended January 30, 2010, dividends declared per share were $0.67.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2009 Form 10-K for Target Corporation (Target or the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See Note 1 in our Form 10-K for the fiscal year ended January 30, 2010 for those policies. In the opinion of management, all adjustments necessary for a fair statement of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2.  Earnings Per Share

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and under performance share and restricted stock unit arrangements.

	Basic EPS		Diluted EPS
	Three Months Ended		Three Months Ended
Earnings Per Share	May 1,	May 2,	May 1,	May 2,
(millions, except per share data)	2010	2009	2010	2009
Net earnings	$671	$522	$671	$522
Basic weighted average common shares outstanding	739.9	752.2	739.9	752.2
Incremental stock options, performance share units and restricted stock units	—	—	5.8	0.8
Weighted average common shares outstanding	739.9	752.2	745.7	753.0
Earnings per share	$0.91	$0.69	$0.90	$0.69

For the May 1, 2010 and May 2, 2009 computations, 11.6 million and 33.8 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements –
Recurring Basis	Fair Value at			Fair Value at			Fair Value at
	May 1, 2010			January 30, 2010			May 2, 2009
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$1,015	$—	$—	$1,617	$—	$—	$849	$—	$—
Other current assets
Prepaid forward contracts	69	—	—	79	—	—	75	—	—
Other noncurrent assets
Interest rate swaps(a)	—	133	—	—	131	—	—	150	—
Company-owned life insurance investments(b)	—	328	—	—	305	—	—	312	—
Total	$1,084	$461	$—	$1,696	$436	$—	$924	$462	$—
Liabilities
Other noncurrent liabilities Interest rate swaps(a)	$—	$29	$—	$—	$23	$—	$—	$26	$—
Total	$—	$29	$—	$—	$23	$—	$—	$26	$—

(a)	There were no interest rate swaps designated as accounting hedges at May 1, 2010, January 30, 2010 or May 2, 2009.
(b)

Company-owned life insurance investments consist of equity index funds and fixed income assets.  Amounts are presented net of loans of $236 million at May 1, 2010, $244 million at January 30, 2010, and $197 million at May 2, 2009 that are secured by some of these policies.

Position	Valuation Technique
Marketable securities	Initially valued at transaction price. Carrying value of cash equivalents (including money market funds) approximates fair value because maturities are less than three months.

Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.

Interest rate swaps/ forward and equity swaps

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

Fair Value Measurements – Nonrecurring Basis
	Other current assets	Property and equipment
	Long-lived assets	Long-lived assets
(millions)	held for sale(a)	held and used(b)
Measured as of May 1, 2010:
Carrying amount	$—	$29
Fair value measurement	—	26
Gain/(loss)	—	(3)
Measured as of May 2, 2009:
Carrying amount	30	11
Fair value measurement	24	6
Gain/(loss)	(6)	(5)

(a)	Reported measurement is fair value less cost to sell. Costs to sell were approximately $2 million at May 2, 2009.
(b)	Primarily relates to real estate and buildings intended for sale in the future but not currently meeting the held for sale criteria.

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

Financial Instruments Not Measured at Fair Value	May 1, 2010
	Carrying	Fair
(millions)	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$34	$34
Other noncurrent assets
Marketable securities(a)	3	3
Total	$37	$37
Financial liabilities
Total debt(b)	$15,291	$16,659
Total	$15,291	$16,659

(a)	Amounts include held-to-maturity government and money market investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.
(b)	Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at May 1, 2010.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts. The allowance, recognized in an amount equal to the anticipated future write-offs of existing receivables, was $930 million at May 1, 2010, $1,016 million at January 30, 2010 and $1,005 million at May 2, 2009. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $279 million at May 1, 2010 and $371 million at both January 30, 2010 and May 2, 2009. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 6.5 percent at May 1, 2010, 6.7 percent at January 30, 2010, and 6.1 percent at May 2, 2009. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. Due to the continuing declines in gross credit card receivables, TRC repaid JPMC $268 million in April 2010 and $163 million in November 2009 under the terms of this agreement. On May 25, 2010, TRC repaid an additional $67 million to JPMC.

If a three-month average of monthly finance charge excess (JPMC’s prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC’s interest, the Corporation must implement mutually agreed upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC’s interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation’s systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC has the right to cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets.

5.  Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation matters will materially affect our results of operations, cash flows or financial condition.

6.  Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at May 1, 2010, January 30, 2010, or May 2, 2009.

In April 2010, TRC repurchased and retired the entire $900 million series of nonrecourse debt collateralized by credit card receivables, at par, that otherwise would have matured on October 25, 2010. No gain or loss was recorded other than insignificant expenses associated with retiring this debt.

In addition, TRC has made payments to JPMC to reduce its interest in our credit card receivables as described in Note 4, Credit Card Receivables.

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

Historically, the majority of our derivative instruments qualified for fair value hedge accounting treatment. During 2008, we terminated or de-designated certain interest rate swaps. Total net gains amortized into net interest expense for terminated or de-designated swaps were $11 million and $18 million during the three months ended May 1, 2010 and May 2, 2009, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $186 million, $197 million and $245 million, at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses related to derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations
(millions)		Income/(Expense)
		Quarter Ended	Quarter Ended
Type	Classification of Income/(Expense)	May 1, 2010	May 2, 2009
Interest Rate Swaps	Other interest expense	$14	$16

At May 1, 2010, there were no derivative instruments designated as accounting hedges.

For further description of the fair value measurement of derivative contracts and their classification on the Consolidated Statements of Financial Position, see Note 3, Fair Value Measurements.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before  2003.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest.

During the first quarter of 2010, we filed a tax accounting method change that resolved the uncertainty surrounding the timing of deductions for one of our tax positions, resulting in a $130 million decrease to our unrecognized tax benefit liability. Because this matter solely related to the timing of the deduction, this change had virtually no effect on net tax expense in the first quarter of 2010. As of May 1, 2010, our unrecognized tax benefit liability was $338 million.

It is possible that up to $55 million of unrecognized tax benefits as of May 1, 2010 will be recognized within the next twelve months as a variety of issues may be resolved. If these issues are favorably resolved, they would result in a corresponding reduction to income tax expense of approximately the same amount.

9.  Share Repurchase

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 111.1 million shares of our common stock, for a total cash investment of $5,713 million (average price per share of $51.42).

During the three months ended May 1, 2010, we repurchased 7.5 million shares of our common stock, including 0.3 million shares through settlement of prepaid forward contracts, for a total cash investment of $394 million (average price per share of $52.27), of which $15 million was paid in prior periods. The prepaid forward contracts settled during the three months ended May 1, 2010 had a total cash investment of $15 million and an aggregate market value of $16 million at their respective settlement dates.

During the three months ended May 2, 2009, we repurchased 0.7 million shares of our common stock, for a total cash investment of $22 million ($30.09 per share), of which $12 million was paid in prior periods.  All the shares reacquired during the three months ended May 2, 2009 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the three months ended May 2, 2009 had a total cash investment of $22 million and an aggregate market value of $23 million at their respective settlement dates.

See Note 10, Pension, Postretirement Health Care and Other Benefits, for further details of our prepaid forward contracts.

10.  Pension, Postretirement Health Care and Other Benefits

We have qualified defined benefit pension plans covering team members who meet age and service requirements, including in certain circumstances, date of hire. We also have unfunded, nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on team members’ date of hire, length of service and/or team member compensation. Upon early retirement and prior to Medicare eligibility, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost. Effective January 1, 2009, our qualified defined benefit pension plan was closed to new participants, with limited exceptions.

The following table provides a summary of the amounts recognized in our Consolidated Statements of Financial Position for our postretirement benefit plans:

Net Pension and Postretirement	Pension Benefits		Postretirement Health Care Benefit
Health Care Benefits Expense	Three Months Ended		Three Months Ended
(millions)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Service cost	$29	$25	$2	$1
Interest cost	32	31	1	2
Expected return on assets	(48)	(44)	—	—
Recognized losses	11	6	1	—
Recognized prior service cost	(1)	(1)	(2)	—
Total	$23	$17	$2	$3

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

We control some of our risk of offering the nonqualified plans by investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans.  These investment vehicles include company-owned life insurance on approximately 4,000 highly compensated, current and former team members who have given their consent to be insured and prepaid forward contracts in our own common stock. All of these investments are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.

The total change in fair value for contracts indexed to our own common stock recorded in earnings was a pretax gain of $7 million and $19 million for the three months ended May 1, 2010 and May 2, 2009, respectively. For the three months ended May 1, 2010, we made no investments in prepaid forward contracts in our own common stock.  For the three months ended May 2, 2009, we invested approximately $9 million in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three months ended May 1, 2010 and May 2, 2009, these repurchases totaled 0.3 million and 0.7 million shares, respectively, and are included in the total share repurchases described in Note 9, Share Repurchase.

At May 1, 2010, January 30, 2010 and May 2, 2009, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock		Contractual
	Number of	Price Paid	Fair	Total Cash
(millions, except per share data)	Shares	per Share	Value	Investment
May 2, 2009	1.8	$41.11	$75	$76
January 30, 2010	1.5	42.77	79	66
May 1, 2010	1.2	41.67	69	51

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended May 1, 2010			Three Months Ended May 2, 2009
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$15,158	$435	$15,593	$14,361	$472	$14,833
Cost of sales	10,412	—	10,412	9,936	—	9,936
Bad debt expense(a)	—	197	197	—	296	296
Selling, general and administrative/Operations and marketing expenses(a), (b)	3,126	100	3,226	2,995	107	3,103
Depreciation and amortization	512	4	516	468	4	472
Earnings before interest expense and income taxes	1,108	134	1,242	962	65	1,026
Interest expense on nonrecourse debt collateralized by credit card receivables	—	23	23	—	26	26
Segment profit	$1,108	$111	1,219	$962	$39	1,000
Unallocated (income)/expense:
Other interest expense			165			177
Interest income			(1)			(1)
Earnings before income taxes			$1,055			$824

(a)	The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million for the three months ended May 1, 2010 and $20 million for the three months ended May 2, 2009 are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	May 1, 2010			January 30, 2010			May 2, 2009
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$36,633	$6,690	$43,323	$37,200	$7,333	$44,533	$36,389	$7,823	$44,212

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial results for the first quarter of 2010 reflect better than expected earnings from both our Retail and Credit Card Segments.  Performance in our Retail Segment reflects increased sales of 5.5 percent over the comparable prior year period due to a 2.8 percent comparable-store increase and the contribution of new stores.  In addition, we experienced gross margin rate and selling, general and administrative expense rate improvements.  In the Credit Card Segment, we achieved a significant increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk.

Cash flow provided by operations was $1,158 million and $999 million for the three months ended May 1, 2010 and May 2, 2009, respectively. During the three months ended May 1, 2010, we did not open any new stores or close any existing stores. During the three months ended May 2, 2009, we opened 27 new stores representing 16 stores net of 6 relocations and 5 closings.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended		Percent
(millions)	May 1, 2010	May 2, 2009	Change
Sales	$15,158	$14,361	5.5%
Cost of sales	10,412	9,936	4.8
Gross margin	4,746	4,425	7.3
SG&A expenses (a)	3,126	2,995	4.4
EBITDA	1,620	1,430	13.3
Depreciation and amortization	512	468	9.4
EBIT	$1,108	$962	15.2%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)                  New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million for the three months ended May 1, 2010 and $20 million for the three months ended May 2, 2009 are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended
	May 1, 2010	May 2, 2009
Gross margin rate	31.3%	30.8%
SG&A expense rate	20.6%	20.9%
EBITDA margin rate	10.7%	10.0%
Depreciation and amortization expense rate	3.4%	3.3%
EBIT margin rate	7.3%	6.7%

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

Comparable-store sales do not include:

•                  sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                  sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended
	May 1, 2010	May 2, 2009
Comparable-store sales	2.8%	(3.7)%
Drivers of changes in comparable-store sales:
Number of transactions	2.2%	(1.3)%
Average transaction amount	0.7%	(2.4)%
Units per transaction	1.3%	(3.2)%
Selling price per unit	(0.7)%	0.8%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

Transaction-level metrics are influenced by a broad array of macroeconomic, competitive and consumer behavioral factors, and comparable-store sales rates are negatively affected by transfer of sales to new stores.

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 30, 2010 for a description of costs included in cost of sales. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

For the three months ended May 1, 2010, our gross margin rate was 31.3 percent, compared with 30.8 percent in the same period last year. This increase was due to margin rate improvements within merchandise categories. Sales mix had little impact on gross margin rate as sales growth rates were similar for both lower margin rate categories (generally product categories of household essentials and food) and higher margin categories (generally product categories of apparel and home).

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 30, 2010 for a description of costs included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

For the three months ended May 1, 2010, SG&A expense rate was 20.6 percent, compared with 20.9 percent for the same period last year primarily caused by continued productivity improvements in our stores, which contributed a 0.4 percentage point improvement in the expense rate.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three months ended May 1, 2010, our depreciation and amortization expense rate was 3.4 percent compared with 3.3 percent for the same period last year.  The increase was primarily due to the accelerated depreciation on assets that are being replaced as part of our 2010 remodel program.

Store Data

During the three months ended May 1, 2010, we did not open any new stores or close any existing stores. During the three months ended May 2, 2009, we opened 27 new stores, including 21 general merchandise stores (10 net of store closings) and 6 SuperTarget stores.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	May 1,	January 30,	May 2,	May 1,	January 30,	May 2,
	2010	2010	2009	2010	2010	2009
Target general merchandise stores	1,489	1,489	1,453	187,449	187,449	182,087
SuperTarget stores	251	251	245	44,492	44,492	43,385
Total	1,740	1,740	1,698	231,941	231,941	225,472
(a)	In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

We offer credit to qualified guests through our REDcard products, the Target Visa and the Target Card. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests.  Effective April 29, 2010, all new qualified credit card applicants will receive the Target Card, and we will no longer issue the Target Visa to new credit card applicants. Existing Target Visa cardholders are not affected.

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	May 1, 2010		May 2, 2009
	Amount	Annualized	Amount	Annualized
	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$350	18.5%	$355	16.3%
Late fees and other revenue	59	3.1	87	4.0
Third party merchant fees	26	1.4	30	1.4
Total revenues	435	23.0	472	21.7
Bad debt expense	197	10.5	296	13.6
Operations and marketing expenses(a)	100	5.3	107	4.9
Depreciation and amortization	4	0.2	4	0.2
Total expenses	301	16.0	407	18.7
EBIT	134	7.1	65	3.0
Interest expense on nonrecourse debt collateralized by credit card receivables	23		26
Segment profit	$111		$39
Average receivables funded by Target(b)	$2,361		$3,200
Segment pretax ROIC(c)	18.8%		4.8%

(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million for the three months ended May 1, 2010 and $20 million for the three months ended May 2, 2009, are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $5,186 million for the three months ended May 1, 2010 and $5,496 million for the three months ended May 2, 2009 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	May 1, 2010			May 2, 2009
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$134	7.1%	(c)	$65	3.0%	(c)
LIBOR(a)		0.2%			0.5%
Spread to LIBOR(b)	$129	6.9%	(c)	$54	2.5%	(c)
(a)	Balance-weighted one-month LIBOR.
(b)

Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

(c)	As a percentage of average gross credit card receivables.

Our primary measure of segment profit in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates the overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. As a result of regulatory actions that affect our portfolio, effective January 2010, we implemented a terms change that converted the minimum APR for the majority of our accounts to a variable rate, and we eliminated penalty pricing for all current, or nondelinquent accounts.

Credit Card Segment profit for the three months ended May 1, 2010 increased to $111 million from $39 million for the three months ended May 2, 2009. Segment revenues were $435 million, a decrease of $38 million, or 7.9 percent, from the same period in the prior year, primarily driven by lower average receivables. Segment expenses were $301 million, a decrease of $107 million, or 26.2 percent, from prior year driven primarily by lower bad debt expense due to lower expected write-offs as well as a reduction in operations and marketing expenses. Segment interest expense declined by $3 million from last year, benefitting from a lower LIBOR rate compared with the prior year.

Receivables Rollforward Analysis	Three Months Ended
	May 1,	May 2,
(millions)	2010	2009
Beginning gross credit card receivables	$7,982	$9,094
Charges at Target	719	804
Charges at third parties	1,426	1,664
Payments	(2,989)	(3,261)
Other	122	156
Period-end gross credit card receivables	$7,260	$8,457
Average gross credit card receivables	$7,547	$8,697
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	5.3%	6.1%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	3.8%	4.4%
Credit card penetration(a)	4.7%	5.6%
(a)	Represents charges at Target (including sales taxes and gift cards) divided by sales (which excludes sales taxes and gift cards).

Allowance for Doubtful Accounts	Three Months Ended
(millions)	May 1, 2010	May 2, 2009
Allowance at beginning of period	$1,016	$1,010
Bad debt provision	197	296
Net write-offs(a)	(283)	(301)
Allowance at end of period	$930	$1,005
As a percentage of period-end gross credit card receivables	12.8%	11.9%
Net write-offs as a percentage of average gross credit card receivables (annualized)	15.0%	13.9%
(a)	Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at May 1, 2010 were $7,260 million compared with $8,457 million at May 2, 2009, a decrease of 14.2 percent. Average gross credit card receivables for the three months ended May 1, 2010 decreased 13.2 percent compared with the same period last year. This change was driven by tighter risk management and underwriting initiatives that have significantly reduced available credit lines for higher-risk cardholders, fewer new accounts being opened, an improvement in payment rates, and a decrease in charge activity resulting from reductions in card usage by our guests.

Other Performance Factors

Net Interest Expense

Net interest expense was $187 million for the three months ended May 1, 2010, decreasing $15 million, or 7.4 percent, from the same period last year. The decrease is attributable to lower average debt balances, partially offset by a higher average net portfolio interest rate.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 1, 2010 was 36.4 percent compared with 36.7 percent for the three months ended May 2, 2009. The decrease in the effective tax rate is primarily due to various state tax matters. The rate decline was partially offset by comparatively lower capital market returns on investments used to economically hedge the market risk in deferred compensation plans. Gains and losses from these investments are not taxable.

Analysis of Financial Condition

Liquidity and Capital Resources

In the first quarter of 2010, as well as throughout 2009, we funded our operations entirely through internally generated funds. Cash flow provided by operations was $1,158 million for the three months ended May 1, 2010 compared with $999 million for the same period last year. This cash flow, combined with our year-end cash position, allowed us to fund capital expenditures, pay off $1.2 billion of debt and continue our share repurchase program.

Our period-end gross credit card receivables were $7,260 million at May 1, 2010 compared with $8,457 million at May 2, 2009, a decrease of 14.2 percent. This change was driven by the factors indicated in the Credit Card Segment discussion above. This trend and the factors influencing it are likely to continue for the remainder of 2010.  Due to the decrease in gross credit card receivables, TRC, using cash flows from the receivables, repaid JPMC $268 million in April 2010 and $163 million in November 2009 under the terms of our agreement with them as described in Note 4, Credit Card Receivables. To the extent the receivables balance continues to decline, TRC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by an affiliate of JPMC would not exceed 47 percent.

Inventory levels increased $256 million, or 3.7 percent, from May 2, 2009 to May 1, 2010, reflecting higher inventory levels required to support comparatively higher retail square footage, as well as to support traffic-driving strategic initiatives such as food and pharmacy. Accounts payable increased by $146 million, or 2.4 percent, over the same period.

Capital expenditures for the three months ended May 1, 2010 were $407 million compared with $540 million for the three months ended May 2, 2009. This decrease was driven by lower capital expenditures for new stores, technology-related and supply chain assets, partially offset by increased expenditures for remodels.

During the three months ended May 1, 2010, we repurchased 7.5 million shares of our common stock for a total cash investment of $394 million. During the three months ended May 2, 2009, we repurchased 0.7 million shares of our common stock for a total cash investment of $22 million.

We declared dividends totaling $126 million ($0.17 per share) during the three months ended May 1, 2010, an increase of 3.9 percent over the same period last year. We paid dividends totaling $126 million during the three months ended May 1, 2010, an increase of 4.5 percent from the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

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

An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2010 or 2009 under this credit facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at May 1, 2010, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), codified in the Transfers and Servicing accounting principles, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. We adopted this guidance at the beginning of fiscal 2010 and adoption had no impact on our consolidated net earnings, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), codified in the Consolidation accounting principles, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under former FASB Interpretation No. 46(R). We adopted this guidance at the beginning of fiscal 2010 and the adoption had no impact on our consolidated net earnings, cash flows or financial position.

Outlook

In the Retail Segment, we continue to expect to generate comparable-store sales increases in the range of 2 to 4 percent for the year, including an expected 1 percentage point lift from our remodel program.  Additionally, we expect total sales to increase by a mid-single digit percentage.

We expect 2010 Retail Segment gross margin rate to decline slightly from 2009 as the sales mix impact of faster growth in lower margin categories is expected to more than offset the effect of gross margin rate improvements within categories. We believe this will be offset by a declining SG&A expense rate due to continued expense leverage.  Overall, we expect to generally preserve our 2009 EBIT margin rate in 2010, which if achieved would result in our Retail Segment EBIT increasing in line with total sales growth.

In our Credit Card Segment, we expect a continued decline of gross credit card receivables as well as year-over-year improvement in bad debt expense.

We expect to continue to execute against our share repurchase plan. We expect our 2010 capital expenditures to be in the range of $2.0 to $2.5 billion, reflective of projects we will complete in 2010 as well as initial spending for our 2011 and 2012 new store programs.

As described in Note 8, Income Taxes, it is possible that up to $55 million of unrecognized tax benefits as of May 1, 2010 will be recognized within the next twelve months, resulting in a corresponding reduction to income tax expense of approximately the same amount.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: for our Retail Segment, our outlook for sales, comparable-store sales trends, gross margin rate, SG&A expense rates, sales mix and EBIT margin rates; for our Credit Card Segment, our outlook for gross credit card receivables, future write-offs of current receivables, and bad debt expense; on a consolidated basis, the expected compliance with debt covenants, the continued execution of our share repurchase program, our expected capital expenditures, our expectation to implement additional SAP ERP modules, our intentions regarding future dividends, the potential recognition of unrecognized tax benefits and the related impact on income tax expense, and the expected outcome of claims and litigation.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A to our Form 10-K for the fiscal year ended January 30, 2010, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 30, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Control Over Financial Reporting

We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software from SAP AG and have begun a process to expand and upgrade our financial systems. During the first quarter of 2010, we implemented a new general ledger system. The internal controls over financial reporting affected by the implementation were evaluated for design and operating effectiveness and found to be adequate. We will continue to evaluate and update related processes as necessary during the postimplementation period to ensure adequate internal control over financial reporting. We expect to implement additional SAP ERP modules in each of the next several years. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a civil lawsuit filed by the California Attorney General in June 2009 alleging that we did not handle and dispose of certain unsold products as a hazardous waste.  The case is in the discovery phase.  We anticipate that this lawsuit may involve potential monetary sanctions in excess of $100,000, but will not be material to our financial position, results of operations or cash flows.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the quarter ended May 1, 2010, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. In November 2008 we announced that, in light of our business outlook, we were temporarily suspending our open-market share repurchase program. In January 2010, we resumed open-market purchases of shares under this program. Since the inception of this share repurchase program, we have repurchased 111.1 million common shares for a total cash investment of $5,713 million ($51.42 average price per share).

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
January 31, 2010 through February 27, 2010	3,648,198	$51.43	107,219,592	$4,492,714,436
February 28, 2010 through April 3, 2010	2,107,606	50.72	109,327,198	4,385,809,034
April 4, 2010 through May 1, 2010	1,775,346	55.85	111,102,544	4,286,654,449
	7,531,150	$52.27	111,102,544	$4,286,654,449

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended May 1, 2010, 14,641 shares were acquired).

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended May 1, 2010, 0.3 million shares were reacquired through these contracts. At May 1, 2010, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $51 million, or $41.67 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information

Coinciding with our May 2010 month end, we will post on our website (available at www.Target.com, click on “Investors”, “Summary Financials” and “Credit Card Segment”) a series of delinquency statistics for our credit card portfolio.  We expect to update this data monthly on the same day we release monthly sales statistics.  Since we retired our last remaining public series of debt collateralized by our credit card receivables during the quarter, this reporting will replace our prior practice of furnishing similar information on Form 8-K.

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

TARGET CORPORATION

Dated: May 28, 2010	By:	/s/ Douglas A. Scovanner
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