Form 10-Q
period 2010-07-31
TARGET CORP
filed 2010-08-27
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at August 25, 2010 were 721,447,816.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	July 31	,	August 1	,	July 31	,	August 1	,
(millions, except per share data) (unaudited)	2010		2009		2010		2009
Sales	$15,126		$14,567		$30,283		$28,928
Credit card revenues	406		500		841		972
Total revenues	15,532		15,067		31,124		29,900
Cost of sales	10,293		9,914		20,705		19,851
Selling, general and administrative expenses	3,263		3,136		6,405		6,150
Credit card expenses	214		388		494		772
Depreciation and amortization	496		478		1,012		950
Earnings before interest expense and income taxes	1,266		1,151		2,508		2,177
Net interest expense
Nonrecourse debt collateralized by credit card receivables	21		24		44		51
Other interest expense	165		171		330		348
Interest income	(1)		(1)		(1)		(2)
Net interest expense	185		194		373		397
Earnings before income taxes	1,081		957		2,135		1,780
Provision for income taxes	402		363		785		664
Net earnings	$679		$594		$1,350		$1,116
Basic earnings per share	$0.93		$0.79		$1.84		$1.48
Diluted earnings per share	$0.92		$0.79		$1.82		$1.48
Weighted average common shares outstanding
Basic	731.1		752.0		735.5		752.1
Diluted	736.6		754.4		741.1		754.2

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	July 31,	January 30	,	August 1,
(millions)	2010	2010		2009
Assets	(unaudited)			(unaudited)
Cash and cash equivalents, including marketable securities of $972, $1,617 and $385	$1,540	$2,200		$957
Credit card receivables, net of allowance of $851, $1,016 and $1,004	6,137	6,966		7,288
Inventory	7,728	7,179		7,528
Other current assets	1,840	2,079		1,910
Total current assets	17,245	18,424		17,683
Property and equipment
Land	5,845	5,793		5,726
Buildings and improvements	22,568	22,152		21,530
Fixtures and equipment	4,602	4,743		4,481
Computer hardware and software	2,432	2,575		2,540
Construction-in-progress	772	502		978
Accumulated depreciation	(10,818)	(10,485)		(9,543)
Property and equipment, net	25,401	25,280		25,712
Other noncurrent assets	1,009	829		838
Total assets	$43,655	$44,533		$44,233
Liabilities and shareholders’ investment
Accounts payable	$6,228	$6,511		$6,233
Accrued and other current liabilities	3,057	3,120		3,004
Unsecured debt and other borrowings	782	796		517
Nonrecourse debt collateralized by credit card receivables	33	900		56
Total current liabilities	10,100	11,327		9,810
Unsecured debt and other borrowings	11,693	10,643		11,983
Nonrecourse debt collateralized by credit card receivables	4,044	4,475		5,458
Deferred income taxes	740	835		494
Other noncurrent liabilities	1,810	1,906		1,886
Total noncurrent liabilities	18,287	17,859		19,821
Shareholders’ investment
Common stock	60	62		63
Additional paid-in capital	3,085	2,919		2,822
Retained earnings	12,690	12,947		12,266
Accumulated other comprehensive loss	(567)	(581)		(549)
Total shareholders’ investment	15,268	15,347		14,602
Total liabilities and shareholders’ investment	$43,655	$44,533		$44,233
Common shares outstanding	722.6	744.6		751.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended
	July 31 ,	August 1 ,
(millions) (unaudited)	2010	2009
Operating activities
Net earnings	$1,350	$1,116
Reconciliation to cash flow
Depreciation and amortization	1,012	950
Share-based compensation expense	52	48
Deferred income taxes	148	64
Bad debt expense	335	600
Loss/impairment of property and equipment, net	10	74
Other non-cash items affecting earnings	75	28
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	241	154
Inventory	(549)	(823)
Other current assets	(76)	(59)
Other noncurrent assets	(106)	19
Accounts payable	(283)	(103)
Accrued and other current liabilities	(247)	30
Other noncurrent liabilities	(134)	(47)
Cash flow provided by operations	1,828	2,051
Investing activities
Expenditures for property and equipment	(991)	(1,042)
Proceeds from disposal of property and equipment	32	24
Change in accounts receivable originated at third parties	254	42
Other investments	(20)	4
Cash flow required for investing activities	(725)	(972)
Financing activities
Additions to long-term debt	997	—
Reductions of long-term debt	(1,339)	(754)
Dividends paid	(252)	(241)
Repurchase of stock	(1,285)	—
Stock option exercises and related tax benefit	116	9
Cash flow required for financing activities	(1,763)	(986)
Net increase/(decrease) in cash and cash equivalents	(660)	93
Cash and cash equivalents at beginning of period	2,200	864
Cash and cash equivalents at end of period	$1,540	$957

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)
Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
(unaudited)
Net earnings	—	—	—	1,350	—	—	1,350
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $7	—	—	—	—	11	—	11
Net change on cash flow hedges, net of taxes of $1	—	—	—	—	—	2	2
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1
Total comprehensive income							1,364
Dividends declared	—	—	—	(306)	—	—	(306)
Repurchase of stock	(25.1)	(2)	—	(1,301)	—	—	(1,303)
Stock options and awards	3.1	—	166	—	—	—	166
July 31, 2010	722.6	$60	$3,085	$12,690	$(526)	$(41)	$15,268

Dividends declared per share were $0.25 and $0.17 for the three months ended July 31, 2010, and August 1, 2009, respectively, and $0.42 and $0.33 for the six months ended July 31, 2010 and August 1, 2009, respectively.  For the fiscal year ended January 30, 2010, dividends declared per share were $0.67.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.     Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2009 Form 10-K for Target Corporation (Target or the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See Note 1 in our Form 10-K for the fiscal year ended January 30, 2010, for those policies. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

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

Earnings Per Share	Basic EPS				Diluted EPS
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,
(millions, except per share data)	2010	2009	2010	2009	2010	2009	2010	2009
Net earnings	$679	$594	$1,350	$1,116	$679	$594	$1,350	$1,116
Basic weighted average common shares outstanding	731.1	752.0	735.5	752.1	731.1	752.0	735.5	752.1
Incremental stock options, performance share units and restricted stock units	—	—	—	—	5.5	2.4	5.6	2.1
Weighted average common shares outstanding	731.1	752.0	735.5	752.1	736.6	754.4	741.1	754.2
Earnings per share	$0.93	$0.79	$1.84	$1.48	$0.92	$0.79	$1.82	$1.48

For the July 31, 2010, and August 1, 2009, computations, 11.6 million and 25.5 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements —
Recurring Basis	Fair Value at			Fair Value at			Fair Value at
	July 31, 2010			January 30, 2010			August 1, 2009
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$972	$—	$—	$1,617	$—	$—	$385	$—	$—
Other current assets
Prepaid forward contracts	73	—	—	79	—	—	59	—	—
Other noncurrent assets
Interest rate swaps(a)	—	164	—	—	131	—	—	131	—
Company-owned life insurance investments(b)	—	326	—	—	305	—	—	323	—
Total	$1,045	$490	$—	$1,696	$436	$—	$444	$454	$—
Liabilities
Other noncurrent liabilities Interest rate swaps(a)	$—	$66	$—	$—	$23	$—	$—	$14	$—
Total	$—	$66	$—	$—	$23	$—	$—	$14	$—

(a)	There were no interest rate swaps designated as accounting hedges at July 31, 2010, January 30, 2010 or August 1, 2009.
(b)

Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans of $239 million at July 31, 2010, $244 million at January 30, 2010, and $196 million at August 1, 2009 that are secured by some of these policies.

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

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  The fair value measurements related to long-lived assets held for sale and held and used in the following table were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples or public comparables, less cost to sell where appropriate. We classify these measurements as Level 2.

Fair Value Measurements — Nonrecurring Basis

	Other current assets		Property and equipment
	Long-lived assets held for sale		Long-lived assets held and used(a)
(millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Measured as of July 31, 2010:
Carrying amount	$2	$2	$39	$62
Fair value measurement	2	2	34	54
Gain/(loss)	—	—	(5)	(8)
Measured as of August 1, 2009:
Carrying amount	15	39	51	62
Fair value measurement	11	30	34	40
Gain/(loss)	(4)	(9)	(17)	(22)

(a)	Primarily relates to real estate and buildings intended for sale in the future but not currently meeting the held for sale criteria.

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

Financial Instruments Not Measured at Fair Value	July 31, 2010		August 1, 2009
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$24	$24	$18	$18
Other noncurrent assets
Marketable securities(a)	—	—	3	3
Total	$24	$24	$21	$21
Financial liabilities
Total debt(b)	$16,135	$17,953	$17,637	$18,502
Total	$16,135	$17,953	$17,637	$18,502

(a)	Amounts include held-to-maturity government and money market investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.
(b)	Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at July 31, 2010.

4.     Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts. The allowance, recognized in an amount equal to the anticipated future write-offs of existing receivables, was $851 million at July 31, 2010, $1,016 million at January 30, 2010 and $1,004 million at August 1, 2009. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $246 million at July 31, 2010, $371 million at January 30, 2010 and $340 million at August 1, 2009. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 6.3 percent at July 31, 2010, 6.7 percent at January 30, 2010, and 6.5 percent at August 1, 2009. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. Due to the continuing declines in gross credit card receivables, TRC repaid JPMC $153 million in the second quarter of 2010, $268 million in the first quarter of 2010 and $163 million in the fourth quarter of 2009 under the terms of this agreement. On August 25, 2010, TRC repaid an additional $33 million to JPMC.

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

6.     Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at July 31, 2010, January 30, 2010, or August 1, 2009.

In July 2010, we issued $1 billion of long-term debt at 3.875% that matures in July 2020.  Proceeds from this issuance were used for general corporate purposes.

In April 2010, TRC repurchased and retired the entire $900 million series of nonrecourse debt collateralized by credit card receivables, at par, that otherwise would have matured in October 2010. No gain or loss was recorded other than insignificant expenses associated with retiring this debt.

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

Historically, the majority of our derivative instruments qualified for fair value hedge accounting treatment. During 2008, we terminated or de-designated certain interest rate swaps. Total net gains amortized into net interest expense for terminated or de-designated swaps were $11 million and $15 million during the three months ended July 31, 2010 and August 1, 2009, respectively. Total net gains amortized into net interest expense for terminated and de-designated swaps were $22 million and $33 million during the six months ended July 31, 2010 and August 1, 2009, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives totaled $175 million, $197 million and $230 million, at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses related to derivative contracts are summarized below:

Derivative Contracts — Effect on Results of Operations		Three Months Ended		Six Months Ended
	Classification of	July 31,	August 1,	July 31,	August 1,
(millions)	Income/(Expense)	2010	2009	2010	2009
Interest Rate Swaps	Other interest expense	$13	$16	$28	$32

At July 31, 2010, there were no derivative instruments designated as accounting hedges.

See Note 3, Fair Value Measurements, for a description of the fair value measurement of derivative contracts and their classification on the Consolidated Statements of Financial Position.

8.     Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest.

During the first quarter of 2010, we filed a tax accounting method change that resolved the uncertainty surrounding the timing of deductions for one of our tax positions, resulting in a $130 million decrease to our unrecognized tax benefit liability. Because this matter solely related to the timing of the deduction, this change had virtually no effect on net tax expense in the first quarter of 2010. As of July 31, 2010, our unrecognized tax benefit liability was $379 million.

It is possible that up to $55 million of unrecognized tax benefits as of July 31, 2010 will be recognized within the next twelve months because a variety of issues may be resolved. If these issues are favorably resolved, they would result in a corresponding reduction to income tax expense of approximately the same amount.

9.     Share Repurchase

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 128.6 million shares of our common stock, for a total cash investment of $6,620 million (average price per share of $51.46).

During the three months ended July 31, 2010, we repurchased 17.5 million shares of our common stock, for a total cash investment of $907 million (average price per share of $51.72). There were no prepaid forward contracts settled during the three months ended July 31, 2010.

During the six months ended July 31, 2010, we repurchased 25.1 million shares of our common stock, including 0.3 million shares through settlement of prepaid forward contracts, for a total cash investment of $1,301 million (average price per share of $51.89), of which $15 million was paid in prior periods. The prepaid forward contracts settled during the six months ended July 31, 2010 had a total cash investment of $15 million and an aggregate market value of $16 million at their respective settlement dates.

During the three months ended August 1, 2009, we repurchased 0.5 million shares of our common stock, for a total cash investment of $20 million (average price per share of $41.13), all of which was paid in prior periods. All shares reacquired during the three months ended August 1, 2009 were delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled during the three months ended August 1, 2009 had a total cash investment of $20 million and an aggregate market value of $21 million at their respective settlement dates.

During the six months ended August 1, 2009, we repurchased 1.2 million shares of our common stock, for a total cash investment of $42 million (average price per share of $34.62), of which $33 million was paid in prior periods. All shares reacquired during the six months ended August 1, 2009 were delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled during the six months ended August 1, 2009 had a total cash investment of $42 million and an aggregate market value of $44 million at their respective dates.

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

The following table provides a summary of the amounts recognized in our Consolidated Statements of Financial Position for our postretirement benefit plans:

Net Pension Expense and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Healthcare	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Expense	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,
(millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$29	$25	$58	$50	$3	$2	$5	$3
Interest cost	32	31	64	62	1	2	2	4
Expected return on assets	(48)	(44)	(96)	(88)	—	—	—	—
Recognized losses	11	6	22	12	1	—	2	—
Recognized prior service cost	—	(1)	(1)	(2)	(3)	—	(5)	—
Total	$24	$17	$47	$34	$2	$4	$4	$7

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

We control some of our risk of offering the nonqualified plans by investing in vehicles that offset a substantial portion of our economic exposure to the returns of the plans.  These investment vehicles include company-owned life insurance on approximately 4,000 highly compensated current and former team members who have given their consent to be insured and prepaid forward contracts in our own common stock. All of these investments are general corporate assets and are marked-to-market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.

The total change in fair value for contracts indexed to our own common stock recorded in earnings was a pretax (loss)/gain of $(7) million and $6 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and a pretax (loss)/gain of $(1) million and $25 million for the six months ended July 31, 2010 and August 1, 2009, respectively. For the six months ended July 31, 2010, we invested approximately $11 million in prepaid forward contracts in our own common stock.  For the six months ended August 1, 2009, we invested approximately $9 million in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. There were no repurchases during the three months ended July 31, 2010.  For the six months ended July 31, 2010, these repurchases totaled 0.3 million shares, and for the three and six months ended August 1, 2009, these repurchases totaled 0.5 million and 1.2 million shares, respectively, and are included in the total share repurchases described in Note 9, Share Repurchase.

At July 31, 2010, January 30, 2010 and August 1, 2009, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock		Contractual
(millions, except per share data)	Number of Shares	Price Paid per Share	Fair Value	Total Cash Investment
August 1, 2009	1.3	$41.11	$59	$55
January 30, 2010	1.5	42.77	79	66
July 31, 2010	1.4	43.49	73	62

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended July 31, 2010			Three Months Ended August 1, 2009
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$15,126	$406	$15,532	$14,567	$500	$15,067
Cost of sales	10,293	—	10,293	9,914	—	9,914
Bad debt expense(a)	—	138	138	—	303	303
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,246	93	3,339	3,115	106	3,221
Depreciation and amortization	491	5	496	474	4	478
Earnings before interest expense and income taxes	1,096	170	1,266	1,064	87	1,151
Interest expense on nonrecourse debt collateralized by credit card receivables	—	21	21	—	24	24
Segment profit	$1,096	$149	1,245	$1,064	$63	1,127
Unallocated (income) and expenses
Other interest expense			165			171
Interest income			(1)			(1)
Earnings before income taxes			$1,081			$957

	Six Months Ended July 31, 2010			Six Months Ended August 1, 2009
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$30,283	$841	$31,124	$28,928	$972	$29,900
Cost of sales	20,705	—	20,705	19,851	—	19,851
Bad debt expense(a)	—	335	335	—	600	600
Selling, general and administrative/ Operations and marketing expenses(a), (b)	6,370	193	6,563	6,109	213	6,322
Depreciation and amortization	1,003	9	1,012	942	7	950
Earnings before interest expense and income taxes	2,205	304	2,508	2,026	152	2,177
Interest expense on nonrecourse debt collateralized by credit card receivables	—	44	44	—	51	51
Segment profit	$2,205	$260	2,465	$2,026	$101	2,126
Unallocated (income) and expenses
Other interest expense			330			348
Interest income			(1)			(2)
Earnings before income taxes			$2,135			$1,780

(a)	The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million and $34 million for the three and six months ended July 31, 2010, respectively, and $21 million and $41 million for the three and six months ended August 1, 2009, respectively, are recorded as a reduction to SG&A expenses within the Retail Segment and an increase to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	July 31, 2010			January 30, 2010			August 1, 2009
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$37,182	$6,473	$43,655	$37,200	$7,333	$44,533	$36,551	$7,682	$44,233

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial results for the second quarter of 2010 reflect better than expected earnings from both our Retail and Credit Card Segments.  Performance in our Retail Segment reflects increased sales of 3.8 percent over the comparable prior year period due to the contribution from new stores and a 1.7 percent comparable-store increase.  We essentially maintained Retail Segment EBITDA and EBIT margin rates in the second quarter of 2010 compared to the prior year.  In the Credit Card Segment, we achieved a significant increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk.

Cash flow provided by operations was $1,828 million and $2,051 million for the six months ended July 31, 2010 and August 1, 2009, respectively. We opened 3 new stores in the first half of 2010, all in the second quarter. In the first half of 2009, we opened 50 new stores (37 stores net of 8 relocations and 5 closing), including 23 new stores (21 stores net of 2 relocations) in the second quarter of 2009. During the first half of 2010, we remodeled 211 stores under our current store remodel program, significantly more than the 15 stores we remodeled in the first half of 2009.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended			Six Months Ended
	July 31,	August 1,	Percent	July 31,	August 1,	Percent
(millions)	2010	2009	Change	2010	2009	Change
Sales	$15,126	$14,567	3.8%	$30,283	$28,928	4.7%
Cost of sales	10,293	9,914	3.8	20,705	19,851	4.3
Gross margin	4,833	4,653	3.9	9,578	9,077	5.5
SG&A expenses(a)	3,246	3,115	4.2	6,370	6,109	4.3
EBITDA	1,587	1,538	3.2	3,208	2,968	8.1
Depreciation and amortization	491	474	3.5	1,003	942	6.4
EBIT	$1,096	$1,064	3.1%	$2,205	$2,026	8.9%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)       New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million and $34 million for the three and six months ended July 31, 2010, respectively, and $21 million and $41 million for the three and six months ended August 1, 2009 are recorded as a reduction to SG&A expenses within the Retail Segment.

Retail Segment Rate Analysis	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Gross margin rate	32.0%	31.9%	31.6%	31.4%
SG&A expense rate	21.5%	21.4%	21.0%	21.1%
EBITDA margin rate	10.5%	10.6%	10.6%	10.3%
Depreciation and amortization expense rate	3.2%	3.3%	3.3%	3.3%
EBIT margin rate	7.2%	7.3%	7.3%	7.0%

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

Comparable-store sales are sales from our online business and sales from general merchandise and SuperTarget stores open longer than one year, including:

•                          sales from stores that have been remodeled or expanded while remaining open (including our current store remodel program)

•                          sales from stores that have been relocated to new buildings of the same format within the same trade area, in which the new store opens at about the same time as the old store closes

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Comparable-store sales	1.7%	(6.2)%	2.2%	(5.0)%
Components of changes in comparable-store sales:
Number of transactions	2.4%	(2.6)%	2.3%	(1.9)%
Average transaction amount	(0.8)%	(3.7)%	(0.1)%	(3.1)%
Units per transaction	2.0%	(2.6)%	1.6%	(2.9)%
Selling price per unit	(2.7)%	(1.2)%	(1.7)%	(0.2)%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

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

For the three months ended July 31, 2010, our gross margin rate was 32.0 percent, compared with 31.9 percent in the same period last year, reflecting slight margin rate improvements within merchandise categories. Sales mix had little impact on gross margin rate as sales growth rates were similar for both lower margin rate categories (generally product categories of household essentials and food) and higher margin categories (generally product categories of apparel and home).

For the six months ended July 31, 2010, our gross margin rate was 31.6 percent compared with 31.4 percent in the same period last year, which is primarily a result of rate improvements within categories.

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

For the three and six months ended July 31, 2010, SG&A expense rates of 21.5 percent and 21.0 percent, respectively, remained relatively consistent with comparable prior year periods, reflecting productivity gains in our stores and strong expense control despite relatively modest sales growth.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and six months ended July 31, 2010, our depreciation and amortization expense rate was 3.2 percent and 3.3 percent, respectively, largely consistent with the 3.3 percent for the respective periods last year.

Store Data

During the three months ended July 31, 2010, we opened 3 new general merchandise stores. During the three months ended August 1, 2009, we opened 23 new stores, including 21 general merchandise stores (19 net of 2 store relocations) and 2 SuperTarget stores. During the six months ended July 31, 2010, we opened 3 new general merchandise stores.  During the six months ended August 1, 2009, we opened 50 new stores representing 37 stores net of 8 relocations and 5 closings.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	July 31,	January 30,	August 1,	July 31,	January 30,	August 1,
	2010	2010	2009	2010	2010	2009
Target general merchandise stores	1,492	1,489	1,472	187,971	187,449	184,663
SuperTarget stores	251	251	247	44,504	44,492	43,739
Total	1,743	1,740	1,719	232,475	231,941	228,402

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

We offer credit to qualified guests through the Target Visa and the Target Card. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests.  Effective April 29, 2010, all new qualified credit card applicants will receive the Target Card, and we will no longer issue the Target Visa to new credit card applicants. Existing Target Visa cardholders are not affected.

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, which are the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	July 31, 2010		August 1, 2009
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$324	18.3%	$377	18.1%
Late fees and other revenue	54	3.0	91	4.3
Third party merchant fees	28	1.6	32	1.5
Total revenues	406	22.9	500	23.9
Bad debt expense	138	7.8	303	14.5
Operations and marketing expenses(a)	93	5.2	106	5.0
Depreciation and amortization	5	0.3	4	0.2
Total expenses	236	13.3	413	19.7
EBIT	170	9.6	87	4.2
Interest expense on nonrecourse debt collateralized by credit card Receivables	21		24
Segment profit	$149		$63
Average receivables funded by Target(b)	$2,950		$2,853
Segment pretax ROIC(c)	20.2%		8.8%

	Six Months Ended		Six Months Ended
	July 31, 2010		August 1, 2009
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$674	18.4%	$732	17.2%
Late fees and other revenue	113	3.1	178	4.2
Third party merchant fees	54	1.5	62	1.5
Total revenues	841	23.0	972	22.8
Bad debt expense	335	9.2	600	14.1
Operations and marketing expenses(a)	193	5.3	213	5.0
Depreciation and amortization	9	0.2	7	0.2
Total expenses	537	14.7	820	19.2
EBIT	304	8.3	152	3.6
Interest expense on nonrecourse debt collateralized by credit card receivables	44		51
Segment profit	$260		$101
Average receivables funded by Target(b)	$2,656		$3,027
Segment pretax ROIC(c)	19.6%		6.7%

(a)

New account and loyalty rewards redeemed by our guests reduce reported sales. Our Retail Segment charges the cost of these discounts to our Credit Card Segment, and the reimbursements of $17 million and $34million for the three and six months ended July 31, 2010, respectively, and $21 million and $41 million for the three and six months ended August 1, 2009, respectively, are recorded as an increase to operations and marketing expenses within the Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $4,148 million and $4,667 million for the three and six months ended July 31, 2010, respectively, and $5,508 million and $5,502 million for the three and six months ended August 1, 2009, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	July 31, 2010			August 1, 2009
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$170	9.6%	(c)	$87	4.2%	(c)
LIBOR(a)		0.3%			0.3%
Spread to LIBOR(b)	$164	9.3%	(c)	$81	3.9%	(c)

	Six Months Ended			Six Months Ended
	July 31, 2010			August 1, 2009
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$304	8.3%	(c)	$152	3.6%	(c)
LIBOR(a)		0.3%			0.4%
Spread to LIBOR(b)	$293	8.0%	(c)	$135	3.2%	(c)

(a)	Balance-weighted one-month LIBOR.
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

Credit Card Segment profit for the three months ended July 31, 2010 increased to $149 million from $63 million for the three months ended August 1, 2009. Segment revenues were $406 million, a decrease of $94 million, or 18.8 percent, from the same period in the prior year, primarily driven by lower average receivables as well as reduced late fees. Segment expenses were $236 million, a decrease of $177 million, or 42.8 percent, from prior year driven primarily by lower bad debt expense due to lower actual and expected write-offs. Interest expense on nonrecourse debt declined by $3 million from last year as a result of a decrease in nonrecourse debt securitized by credit card receivables.

During the six months ended July 31, 2010, Credit Card Segment profit increased to $260 million from $101 million in the same period last year driven mostly by favorability in bad debt expense.  Segment revenues were $841 million, a decrease of $131 million, or 13.6 percent, from the same period in the prior year, primarily due to lower average receivables as well as reduced late fees.  Segment expenses were $537 million, a decrease of $283 million, or 34.5 percent, from the same period in the prior year, primarily driven by lower bad debt expense due to lower actual and expected write offs. Interest expense on nonrecourse debt declined by $7 million from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
(millions)	2010	2009	2010	2009
Beginning gross credit card receivables	$7,260	$8,457	$7,982	$9,094
Charges at Target	765	843	1,484	1,646
Charges at third parties	1,522	1,768	2,948	3,432
Payments	(2,717)	(2,940)	(5,706)	(6,201)
Other	158	165	280	322
Period-end gross credit card receivables	$6,988	$8,293	$6,988	$8,293
Average gross credit card receivables	$7,098	$8,361	$7,323	$8,529
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	5.0%	5.8%	5.0%	5.8%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	3.5%	4.1%	3.5%	4.1%
Credit card penetration(a)	5.1%	5.8%	4.9%	5.7%

(a)       Represents charges at Target (including sales taxes and gift cards) divided by sales (which excludes sales taxes and gift cards).

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
(millions)	2010	2009	2010	2009
Allowance at beginning of period	$930	$1,005	$1,016	$1,010
Bad debt expense	138	303	335	600
Net write-offs(a)	(217)	(304)	(500)	(606)
Allowance at end of period	$851	$1,004	$851	$1,004
As a percentage of period-end gross credit card receivables	12.2%	12.1%	12.2%	12.1%
Net write-offs as a percentage of average gross credit card receivables (annualized)	12.2%	14.5%	13.7%	14.2%

(a)       Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at July 31, 2010 were $6,988 million compared with $8,293 million at August 1, 2009, a decrease of 15.7 percent. Average gross credit card receivables for the three months ended July 31, 2010 decreased 15.1 percent compared with the same period last year. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders.  Additionally, we have experienced an increase in payment rates and a decrease in charge activity resulting from reductions in card usage by our guests.

Other Performance Factors

Net Interest Expense

Net interest expense was $185 million and $373 million for the three and six months ended July 31, 2010, respectively, decreasing $9 million, or 4.6 percent, and $24 million, or 6.0 percent, respectively, from the same periods last year. The decrease is attributable to lower average debt balances, partially offset by a higher average net portfolio interest rate.

Provision for Income Taxes

Our effective income tax rate for the three months ended July 31, 2010 was 37.2 percent compared with 37.9 percent for the three months ended August 1, 2009. The year-to-date effective tax rate decreased to 36.8 percent in 2010 from 37.3 percent in 2009.  The decrease in the effective tax rate is primarily due to various state tax matters. The rate decline was partially offset by comparatively lower capital market returns on investments as compared to the period ended August 1, 2009. The gains and losses from these investments, which are used to economically hedge the market risk in deferred compensation plans, are not taxable.

Analysis of Financial Condition

Liquidity and Capital Resources

Cash flow provided by operations was $1,828 million for the six months ended July 31, 2010 compared with $2,051 million for the same period last year. This cash flow, combined with our year-end cash position, allowed us to fund capital expenditures and continue our share repurchase program.

Our period-end gross credit card receivables were $6,988 million at July 31, 2010 compared with $8,293 million at August 1, 2009, a decrease of 15.7 percent. This change was driven by the factors indicated in the Credit Card Segment discussion. This trend and the factors influencing it are likely to continue for the remainder of 2010.  Due to the decrease in gross credit card receivables, TRC, using cash flows from the receivables, repaid JPMC $153 million in the second quarter of 2010, $268 million in the first quarter of 2010 and $163 million in the fourth quarter of 2009 under the terms of our agreement with them as described in Note 4, Credit Card Receivables. To the extent the receivables balance continues to decline, TRC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by an affiliate of JPMC would not exceed 47 percent.

Inventory levels increased $200 million, or 2.7 percent, from August 1, 2009 to July 31, 2010, reflecting higher inventory levels required to support comparatively higher retail square footage, as well as to support traffic-driving strategic initiatives. Accounts payable was relatively flat over the same period.

Capital expenditures for the three months ended July 31, 2010 were $584 million compared with $502 million for the three months ended August 1, 2009. This increase was driven by higher capital expenditures for store remodels, partially offset by lower expenditures for new stores. Capital expenditures for the six months ended July 31, 2010 were $991 million compared with $1,042 million for the six months ended August 1, 2009 due to lower capital expenditures for new stores, technology-related and supply chain assets, partially offset by increased expenditures for store remodels.

During the three and six months ended July 31, 2010, we repurchased 17.5 million and 25.1 million shares, respectively, of our common stock for a total cash investment of $907 million and $1,301 million, respectively. During the three and six months ended August 1, 2009, we repurchased 0.5 million and 1.2 million shares, respectively, of our common stock for a total cash investment of $20 million and $42 million, respectively.

We paid dividends totaling $126 million and $252 million during the three and six months ended July 31, 2010, respectively, an increase of 4.4 percent and 4.5 percent, respectively, from the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. As described in Note 6, in July 2010, we issued $1 billion of long-term debt at 3.875% that matures in July 2020.

An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2010 or 2009 under this credit facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at July 31, 2010, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

Outlook

Our outlook is based on the application of business judgment in light of current business trends, our assumptions regarding the macroeconomic environment, and estimates of the impact of known initiatives, the most significant of which are our store remodel program and the new 5 percent rewards program.

Our new rewards program is expected to begin in October 2010 and covers all of our Target REDcard products (Target Credit Card, Target Visa Credit Card and Target Check Card debit product).  Under this retail-focused, guest traffic-driving strategy, guests will receive a 5 percent discount on virtually all purchases when they use a REDcard at any Target store or on Target.com.

In our Retail Segment, prior year sales comparisons will be more difficult in the third and fourth quarters than we faced in the spring, because we are comparing against the relatively stronger third and fourth quarter results experienced last year.  In the fall we expect our store remodel program to contribute over a full percentage point of incremental comparable store sales. Additionally we expect that our new rewards program will add about a full percentage point to fourth quarter sales. This leads to an expectation that comparable-store sales will increase in the 1 percent to 3 percent range in the third quarter and at a slightly faster pace in the fourth quarter.  Our store remodel and new rewards strategies are designed to contribute incremental sales at lower gross margin rates and SG&A expense rates than our base business. We expect that this effect will be more pronounced in the fourth quarter and in 2011 as the initiatives more fully roll out. On an overall basis, we expect to generally maintain or perhaps slightly increase our EBITDA and EBIT margin rates in the second half of 2010.

We expect Credit Card Segment profit to increase in the second half of 2010, but at a slower rate than the first half of 2010, due to continued improvement in year-over-year bad debt expense and a more favorable risk profile. As a result of new Federal regulations governing late fees, third quarter late fee income should be approximately one-third lower than the quarterly results we experienced in the first half of 2010 and somewhat better in the fourth quarter of 2010. We also expect a continued decline of gross credit card receivables, primarily as the result of the risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders.

We expect to continue to execute against our share repurchase plan, the pace of which will be dependent on market conditions and the amount of future net earnings and cash flows. We expect our 2010 capital expenditures to be approximately $2.0 billion, reflective of projects we will complete in 2010 as well as initial spending for our 2011 and 2012 new store programs. Approximately half of our expected 2010 capital expenditures relate to 340 store remodels, which are expected to be completed by October 2010.

As described in Note 8, Income Taxes, it is possible that up to $55 million of unrecognized tax benefits as of July 31, 2010 will be recognized within the next twelve months, resulting in a corresponding reduction to income tax expense of approximately the same amount.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: for our Retail Segment, our outlook for comparable-store sales trends, gross margin rate, SG&A expense rates, and EBITDA and EBIT margin rates; for our Credit Card Segment, our outlook for segment profit, late fee revenue, gross credit card receivables, and bad debt expense; on a consolidated basis, the expected compliance with debt covenants, our expectations related to our new rewards program and store remodel program, the continued execution of our share repurchase program, our expected capital expenditures, our intentions regarding future dividends, the potential recognition of unrecognized tax benefits and the related impact on income tax expense, and the expected outcome of claims and litigation.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a defendant in a civil lawsuit filed by the California Attorney General and a number of California District Attorneys in June 2009 alleging that we did not handle and dispose of certain unsold products as a hazardous waste and that we have violated California’s hazardous waste laws.  The case is in the discovery phase and plaintiffs have moved for a preliminary injunction seeking an order requiring that Target comply with all California hazardous waste laws.  We anticipate that this lawsuit may involve potential monetary sanctions in excess of $100,000, but will not be material to our financial position, results of operations or cash flows.

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

Item 1A.  Risk Factors

We are adding the following risk factor to those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010:

Our new REDcard rewards program may not generate sufficient incremental sales to offset the expected incremental discounts, and if this occurs it would adversely affect our future earnings.

We intend to implement a new rewards program for our REDcard holders in October 2010 that will enable guests to receive 5 percent off virtually all purchases made with the REDcard.  This program will replace our current points-based program that allows guests to receive 10 percent off a future day of shopping.  The new rewards program is expected to have a greater negative impact on our gross margin rate than the program it replaces.  Although we expect the new program to result in incremental sales that will more than offset the impact of the incremental discounts, this expectation is based on test results in a limited number of stores over a limited period of time.  If our test results are not representative of the guest behavior that will be experienced in other markets or do not remain constant over longer time periods, our earnings could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the three months ended July 31, 2010, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 128.6 million common shares of our common stock, for a total cash investment of $6,620 million ($51.46 average price per share).

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
May 2, 2010 through May 29, 2010	6,659,377	$53.87	117,761,921	$3,927,946,366
May 30, 2010 through July 3, 2010	3,520,000	52.02	121,281,921	3,744,830,062
July 4, 2010 through July 31, 2010	7,358,474	49.63	128,640,395	3,379,612,472
	17,537,851	$51.72	128,640,395	$3,379,612,472

The table above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended July 31, 2010, no such shares were acquired.

The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended July 31, 2010, there were no shares reacquired through these contracts. At July 31, 2010, we held asset positions in prepaid forward contracts for 1.4 million shares of our common stock, for a total cash investment of $62 million, or $43.49 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended Jun 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010

(2)	Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: August 27, 2010	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically