Form 10-Q
period 2010-10-30
TARGET CORP
filed 2010-12-03
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $.0833, outstanding at December 1, 2010 were 708,081,740.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(millions, except per share data) (unaudited)	2010	2009	2010	2009
Sales	$15,226	$14,789	$45,509	$43,717
Credit card revenues	379	487	1,220	1,459
Total revenues	15,605	15,276	46,729	45,176
Cost of sales	10,562	10,229	31,267	30,080
Selling, general and administrative expenses	3,345	3,255	9,749	9,405
Credit card expenses	198	381	693	1,153
Depreciation and amortization	533	537	1,545	1,487
Earnings before interest expense and income taxes	967	874	3,475	3,051
Net interest expense
Nonrecourse debt collateralized by credit card receivables	20	23	64	74
Other interest expense	175	168	505	517
Interest income	(1)	—	(2)	(3)
Net interest expense	194	191	567	588
Earnings before income taxes	773	683	2,908	2,463
Provision for income taxes	238	247	1,023	911
Net earnings	$535	$436	$1,885	$1,552
Basic earnings per share	$0.75	$0.58	$2.59	$2.06
Diluted earnings per share	$0.74	$0.58	$2.57	$2.06
Weighted average common shares outstanding
Basic	715.4	751.8	728.8	752.0
Diluted	721.0	755.7	734.4	754.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	October 30,	January 30,	October 31,
(millions)	2010	2010	2009
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including marketable securities of $349, $1,617 and $273	$936	$2,200	$864
Credit card receivables, net of allowance of $775, $1,016 and $1,025	5,955	6,966	7,023
Inventory	9,550	7,179	9,382
Other current assets	1,905	2,079	2,314
Total current assets	18,346	18,424	19,583
Property and equipment
Land	5,891	5,793	5,754
Buildings and improvements	23,101	22,152	22,250
Fixtures and equipment	4,908	4,743	4,732
Computer hardware and software	2,461	2,575	2,599
Construction-in-progress	448	502	291
Accumulated depreciation	(11,219)	(10,485)	(10,035)
Property and equipment, net	25,590	25,280	25,591
Other noncurrent assets	1,013	829	805
Total assets	$44,949	$44,533	$45,979
Liabilities and shareholders’ investment
Accounts payable	$7,761	$6,511	$7,641
Accrued and other current liabilities	3,179	3,120	3,117
Unsecured debt and other borrowings	814	796	577
Nonrecourse debt collateralized by credit card receivables	36	900	1,063
Total current liabilities	11,790	11,327	12,398
Unsecured debt and other borrowings	11,737	10,643	11,432
Nonrecourse debt collateralized by credit card receivables	3,943	4,475	4,463
Deferred income taxes	814	835	804
Other noncurrent liabilities	1,786	1,906	1,911
Total noncurrent liabilities	18,280	17,859	18,610
Shareholders’ investment
Common stock	59	62	63
Additional paid-in capital	3,128	2,919	2,866
Retained earnings	12,254	12,947	12,559
Accumulated other comprehensive loss	(562)	(581)	(517)
Total shareholders’ investment	14,879	15,347	14,971
Total liabilities and shareholders’ investment	$44,949	$44,533	$45,979
Common shares outstanding	707.9	744.6	752.2

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended
	October 30,	October 31,
(millions) (unaudited)	2010	2009
Operating activities
Net earnings	$1,885	$1,552
Reconciliation to cash flow
Depreciation and amortization	1,545	1,487
Share-based compensation expense	77	72
Deferred income taxes	249	451
Bad debt expense	445	900
Loss/impairment of property and equipment, net	12	85
Other non-cash items affecting earnings	128	44
Changes in operating accounts providing / (requiring) cash
Accounts receivable originated at Target	241	190
Inventory	(2,371)	(2,677)
Other current assets	(187)	(251)
Other noncurrent assets	(118)	27
Accounts payable	1,250	1,303
Accrued and other current liabilities	(141)	(148)
Other noncurrent liabilities	(163)	(8)
Cash flow provided by operations	2,852	3,027
Investing activities
Expenditures for property and equipment	(1,607)	(1,440)
Proceeds from disposal of property and equipment	36	25
Change in accounts receivable originated at third parties	325	(29)
Other investments	(70)	10
Cash flow required for investing activities	(1,316)	(1,434)
Financing activities
Additions to long-term debt	997	—
Reductions of long-term debt	(1,450)	(1,255)
Dividends paid	(432)	(369)
Repurchase of stock	(2,055)	—
Stock option exercises and related tax benefit	133	31
Other	7	—
Cash flow required for financing activities	(2,800)	(1,593)
Net (decrease)/increase in cash and cash equivalents	(1,264)	—
Cash and cash equivalents at beginning of period	2,200	864
Cash and cash equivalents at end of period	$936	$864

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total
January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)
Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
(unaudited)
Net earnings	—	—	—	1,885	—	—	1,885
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $11	—	—	—	—	16	—	16
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	2	2
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	1	1
Total comprehensive income							1,904
Dividends declared	—	—	—	(483)	—	—	(483)
Repurchase of stock	(40.2)	(3)	—	(2,095)	—	—	(2,098)
Stock options and awards	3.5	—	209	—	—	—	209
October 30, 2010	707.9	$59	$3,128	$12,254	$(521)	$(41)	$14,879

Dividends declared per share were $0.25 and $0.17 for the three months ended October 30, 2010, and October 31, 2009, respectively, and $0.67 and $0.50 for the nine months ended October 30, 2010 and October 31, 2009, respectively.  For the fiscal year ended January 30, 2010, dividends declared per share were $0.67.

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

Earnings Per Share	Basic EPS							Diluted EPS
	Three Months Ended				Nine Months Ended			Three Months Ended			Nine Months Ended
	Oct. 30	,	Oct. 31	,	Oct. 30	,	Oct. 31,	Oct. 30	,	Oct. 31,	Oct. 30	,	Oct. 31	,
(millions, except per share data)	2010		2009		2010		2009	2010		2009	2010		2009
Net earnings	$535		$436		$1,885		$1,552	$535		$436	$1,885		$1,552
Basic weighted average common shares outstanding	715.4		751.8		728.8		752.0	715.4		751.8	728.8		752.0
Incremental stock options, performance share units and restricted stock units	—		—		—		—	5.6		3.9	5.6		2.3
Weighted average common shares outstanding	715.4		751.8		728.8		752.0	721.0		755.7	734.4		754.3
Earnings per share	$0.75		$0.58		$2.59		$2.06	$0.74		$0.58	$2.57		$2.06

For the October 30, 2010 and October 31, 2009 computations, 10.7 million and 16.3 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements —
Recurring Basis	Fair Value at			Fair Value at			Fair Value at
	October 30, 2010			January 30, 2010			October 31, 2009
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$349	$—	$—	$1,617	$—	$—	$273	$—	$—
Other current assets
Prepaid forward contracts	62	—	—	79	—	—	54	—	—
Other noncurrent assets
Interest rate swaps(a)	—	172	—	—	131	—	—	134	—
Company-owned life insurance investments(b)	—	337	—	—	305	—	—	292	—
Total	$411	$509	$—	$1,696	$436	$—	$327	$426	$—
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	$—	$80	$—	$—	$23	$—	$—	$21	$—
Total	$—	$80	$—	$—	$23	$—	$—	$21	$—

(a)                   There were no interest rate swaps designated as accounting hedges at October 30, 2010, January 30, 2010 or October 31, 2009.

(b)                   Company-owned life insurance investments consist of equity index funds and fixed income assets.  Amounts are presented net of loans of $242 million at October 30, 2010, $244 million at January 30, 2010, and $240 million at October 31, 2009 that are secured by some of these policies.

Position	Valuation Technique
Marketable securities	Initially valued at transaction price. Carrying value of cash equivalents (including money market funds) approximates fair value because maturities are less than three months.
Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
Interest rate swaps

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

Fair Value Measurements — Nonrecurring Basis

	Other current assets		Property and equipment
	Long-lived assets held for sale		Long-lived assets held and used(a)
(millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Measured as of Oct. 30, 2010:
Carrying amount	$—	$2	$25	$73
Fair value measurement	—	2	23	63
Gain/(loss)	—	—	(2)	(10)
Measured as of Oct. 31, 2009:
Carrying amount	34	61	29	83
Fair value measurement	31	49	22	55
Gain/(loss)	(3)	(12)	(7)	(28)

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

Financial Instruments Not Measured at Fair Value	October 30, 2010		October 31, 2009
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$73	$73	$55	$55
Other noncurrent assets
Marketable securities(a)	—	—	4	4
Total	$73	$73	$59	$59
Financial liabilities
Total debt(b)	$16,037	$17,880	$17,149	$18,441
Total	$16,037	$17,880	$17,149	$18,441

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

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at October 30, 2010.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts. The allowance, recognized in an amount equal to the anticipated future write-offs of existing receivables, was $775 million at October 30, 2010, $1,016 million at January 30, 2010 and $1,025 million at October 31, 2009. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends, and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Total receivables past due ninety days or more and still accruing finance charges were $234 million at October 30, 2010, $371 million at January 30, 2010 and $370 million at October 31, 2009. Accounts are written off when they become 180 days past due.

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDRs). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 6.3 percent at October 30, 2010, 6.7 percent at January 30, 2010, and 6.7 percent at October 31, 2009. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TRC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum JPMC principal balance of $4.2 billion. Due to the continuing declines in gross credit card receivables, TRC repaid JPMC $110 million and $530 million for the three and nine months ended October 30, 2010, respectively, under the terms of this agreement. No payments were made during the nine months ended October 31, 2009. On November 26, 2010, TRC repaid an additional $36 million to JPMC.

If a three-month average of monthly finance charge excess (JPMC’s prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC’s interest, the Corporation must implement mutually agreed-upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC’s interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation’s systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC has the right to cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets.

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

6.   Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at October 30, 2010, January 30, 2010, or October 31, 2009. There were no amounts outstanding under our commercial paper program at any time during the three and nine months ended October 30, 2010. During the three and nine months ended October 31, 2009 the maximum amount outstanding was $112 million and the average amount outstanding was $4 million and $1 million, respectively.

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

7.     Derivative Financial Instruments

Derivative financial instruments are reported at fair value on the Consolidated Statements of Financial Position. Historically our derivative instruments have primarily consisted of interest rate swaps. We use these derivatives to mitigate our interest rate risk.  We have counterparty credit risk resulting from our derivative instruments. This risk lies primarily with two global financial institutions.  We monitor this concentration of counterparty credit risk on an ongoing basis.

During 2008, we terminated or de-designated certain interest rate swaps that were accounted for as hedges. Total net gains amortized into net interest expense for terminated or de-designated swaps were $11 million and $13 million during the three months ended October 30, 2010 and October 31, 2009, respectively. Total net gains amortized into net interest expense for terminated and de-designated swaps were $34 million and $46 million during the nine months ended October 30, 2010 and October 31, 2009, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $164 million, $197 million and $216 million, at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses related to derivative contracts are summarized below:

Derivative Contracts — Effect on Results of Operations		Three Months Ended		Nine Months Ended
	Classification of	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
(millions)	Income/(Expense)	2010	2009	2010	2009
Interest Rate Swaps	Other interest expense	$12	$17	$40	$48

At October 30, 2010, there were no derivative instruments designated as accounting hedges.

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

During the third quarter of 2010, we recorded a reduction to income tax expense of $45 million due to the favorable resolution of various state income tax matters. As of October 30, 2010, our unrecognized tax benefit liability was $337 million.

9.  Share Repurchase

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 143.8 million shares of our common stock, for a total cash investment of $7,413 million (average price per share of $51.55).

During the three months ended October 30, 2010, we repurchased 15.2 million shares of our common stock, including 0.5 million shares through settlement of prepaid forward contracts, for a total cash investment of $793 million (average price per share of $52.29), of which $9 million was paid in prior periods. The prepaid forward contracts settled during the three months ended October 30, 2010 had a total cash investment of $24 million and an aggregate market value of $26 million at their respective settlement dates.

During the nine months ended October 30, 2010, we repurchased 40.2 million shares of our common stock, including 0.8 million shares through settlement of prepaid forward contracts, for a total cash investment of $2,093 million (average price per share of $52.04), of which $24 million was paid in prior periods. The prepaid forward contracts settled during the nine months ended October 30, 2010 had a total cash investment of $39 million and an aggregate market value of $42 million at their respective settlement dates.

During the three months ended October 31, 2009, we repurchased 0.3 million shares of our common stock, for a total cash investment of $14 million (average price per share of $43.80), of which $9 million was paid in prior periods. All shares reacquired during the three months ended October 31, 2009 were delivered upon settlement of prepaid forward contracts.  The prepaid forward contracts settled during the three months ended October 31, 2009 had a total cash investment of $14 million and an aggregate market value of $15 million at their respective settlement dates.

During the nine months ended October 31, 2009, we repurchased 1.5 million shares of our common stock, for a total cash investment of $56 million (average price per share of $36.57), of which $42 million was paid in prior periods. All shares reacquired during the nine months ended October 31, 2009 were delivered upon settlement of prepaid forward contracts. The prepaid forward contracts settled during the nine months ended October 31, 2009 had a total cash investment of $56 million and an aggregate market value of $60 million at their respective settlement dates.

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

The following table provides a summary of the amounts recognized in our Consolidated Statements of Financial Position for our postretirement benefit plans:

Net Pension Expense and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Healthcare	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Expense	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
(millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$29	$25	$87	$75	$2	$2	$7	$5
Interest cost	32	32	96	94	1	2	3	6
Expected return on assets	(48)	(44)	(144)	(132)	—	—	—	—
Recognized losses	11	6	33	18	1	—	3	—
Recognized prior service cost	—	(1)	(1)	(3)	(2)	—	(7)	—
Total	$24	$18	$71	$52	$2	$4	$6	$11

We will likely make contributions in the range of $100 million to $300 million to our qualified defined benefit pension plan during the fourth quarter of 2010, depending on a variety of factors, including the calculation of the pension liability based on prevailing interest rates at the end of the fiscal year.

We also maintain a nonqualified, unfunded deferred compensation plan for approximately 3,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional two percent per year to the accounts of all active participants, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering substantially fewer than 100 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

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

The total change in fair value for contracts indexed to our own common stock recorded in earnings was a pretax gain of $1 million and $6 million for the three months ended October 30, 2010 and October 31, 2009, respectively, and a pretax gain of $1 million and $31 million for the nine months ended October 30, 2010 and October 31, 2009, respectively. For the nine months ended October 30, 2010, we invested approximately $26 million in prepaid forward contracts in our own common stock.  For the nine months ended October 31, 2009, we invested approximately $14 million in such investment instruments, and these investments are included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three and nine months ended October 30, 2010, these repurchases totaled 0.5 million and 0.8 million shares, respectively, and for the three and nine months ended October 31, 2009, these repurchases totaled 0.3 million and 1.5 million shares, respectively, and are included in the total share repurchases described in Note 9, Share Repurchase.

At October 30, 2010, January 30, 2010 and October 31, 2009, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock		Contractual
(millions, except per share data)	Number of Shares	Price Paid per Share	Fair Value	Total Cash Investment
October 31, 2009	1.1	$41.11	$54	$46
January 30, 2010	1.5	42.77	79	66
October 30, 2010	1.2	43.87	62	53

11.  Segment Reporting

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended October 30, 2010			Three Months Ended October 31, 2009
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$15,226	$379	$15,605	$14,789	$487	$15,276
Cost of sales	10,562	—	10,562	10,229	—	10,229
Bad debt expense(a)	—	110	110	—	301	301
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,319	114	3,433	3,236	99	3,335
Depreciation and amortization	529	5	533	533	4	537
Earnings before interest expense and income taxes	816	150	967	791	83	874
Interest expense on nonrecourse debt collateralized by credit card receivables	—	20	20	—	23	23
Segment profit	$816	$130	947	$791	$60	851
Unallocated (income) and expenses
Other interest expense			175			168
Interest income			(1)			—
Earnings before income taxes			$773			$683

	Nine Months Ended October 30, 2010			Nine Months Ended October 31, 2009
		Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total
Sales/Credit card revenues	$45,509	$1,220	$46,729	$43,717	$1,459	$45,176
Cost of sales	31,267	—	31,267	30,080	—	30,080
Bad debt expense(a)	—	445	445	—	900	900
Selling, general and administrative/ Operations and marketing expenses(a), (b)	9,689	307	9,997	9,345	312	9,658
Depreciation and amortization	1,532	14	1,545	1,476	11	1,487
Earnings before interest expense and income taxes	3,021	454	3,475	2,816	236	3,051
Interest expense on nonrecourse debt collateralized by credit card receivables	—	64	64	—	74	74
Segment profit	$3,021	$390	3,411	$2,816	$162	2,977
Unallocated (income) and expenses
Other interest expense			505			517
Interest income			(2)			(3)
Earnings before income taxes			$2,908			$2,463

(a)	The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)

Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. In the three months and nine months ended October 30, 2010, these reimbursed amounts were $26 million and $60 million, respectively, compared with $19 million and $59 million in the corresponding periods in 2009. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment	October 30, 2010			January 30, 2010			October 31, 2009
		Credit			Credit			Credit
(millions)	Retail	Card	Total	Retail	Card	Total	Retail	Card	Total
Total assets	$38,617	$6,332	$44,949	$37,200	$7,333	$44,533	$38,519	$7,460	$45,979

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our financial results for the third quarter of 2010 in our Retail Segment reflect increased sales of 3.0 percent over the same period last year due to a 1.6 percent comparable-store increase combined with the contribution from new stores.  Our Retail Segment EBITDA and EBIT margin rates remained essentially unchanged in the third quarter of 2010 compared with the prior year.  In the Credit Card Segment, we achieved a significant increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk.

Cash flow provided by operations was $2,852 million and $3,027 million for the nine months ended October 30, 2010 and October 31, 2009, respectively. We opened 13 new stores and 75 new stores in the first three quarters of 2010 and 2009, respectively. During the first three quarters of 2010, we remodeled 341 stores under our current store remodel program, significantly more than the 62 stores we remodeled in the comparable prior year period.

Analysis of Results of Operations

Retail Segment

Retail Segment Results	Three Months Ended			Nine Months Ended
	October 30,	October 31,	Percent	October 30,	October 31,	Percent
(millions)	2010	2009	Change	2010	2009	Change
Sales	$15,226	$14,789	3.0%	$45,509	$43,717	4.1%
Cost of sales	10,562	10,229	3.3	31,267	30,080	3.9
Gross margin	4,664	4,560	2.3	14,242	13,637	4.4
SG&A expenses(a)	3,319	3,236	2.6	9,689	9,345	3.7
EBITDA	1,345	1,324	1.6	4,553	4,292	6.1
Depreciation and amortization	529	533	(0.8)	1,532	1,476	3.8
EBIT	$816	$791	3.2%	$3,021	$2,816	7.3%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)   Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. In the three months and nine months ended October 30, 2010, these reimbursed amounts were $26 million and $60 million, respectively, compared with $19 million and $59 million in the corresponding periods in 2009. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.

Retail Segment Rate Analysis	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Gross margin rate	30.6%	30.8%	31.3%	31.2%
SG&A expense rate	21.8%	21.9%	21.3%	21.4%
EBITDA margin rate	8.8%	9.0%	10.0%	9.8%
Depreciation and amortization expense rate	3.5%	3.6%	3.4%	3.4%
EBIT margin rate	5.4%	5.3%	6.6%	6.4%

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

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Comparable-store sales	1.6%	(1.6)%	2.0%	(3.9)%
Components of changes in comparable-store sales:
Number of transactions	2.1%	0.6%	2.3%	(1.1)%
Average transaction amount	(0.5)%	(2.2)%	(0.2)%	(2.8)%
Units per transaction	3.0%	(1.6)%	2.1%	(2.4)%
Selling price per unit	(3.3)%	(0.6)%	(2.2)%	(0.4)%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Beginning April 2010, all new qualified credit card applicants receive the Target Card, and we no longer issue the Target Visa to credit card applicants. Existing Target Visa cardholders are not affected.  Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at check-out every day when they use a REDcard at any Target store or on Target.com.  Target’s REDcards include the Target Credit Card, Target Visa Credit Card and Target Debit Card.  This new REDcard rewards program replaced the existing rewards program in which account holders received an initial 10 percent-off coupon for opening the account and earned points toward a 10 percent-off coupon on subsequent purchases. These changes are intended to simplify the program and to generate profitable incremental retail sales.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder of the incremental purchases on the REDcards representing a shift in tender type.

REDcard Penetration Analysis	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Target Credit Penetration	4.9%	5.1%	4.7%	5.2%
Target Debit Penetration	0.6%	0.4%	0.5%	0.4%
Total Store REDcard Penetration	5.5%	5.5%	5.2%	5.6%

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

For the three and nine months ended October 30, 2010, our gross margin rate was 30.6 percent and 31.3 percent respectively, compared with 30.8 percent and 31.2 percent in the same periods last year. Sales mix had little impact on gross margin rates as overall sales growth rates were similar for both lower margin rate categories and higher margin rate categories for the three and nine months ended October 30, 2010. There were no other significant variances in the drivers of gross margin rate.

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

For the three and nine months ended October 30, 2010, SG&A expense rates of 21.8 percent and 21.3 percent, respectively, were essentially unchanged from the 21.9 percent and 21.4 percent in the same periods last year.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and nine months ended October 30, 2010, our depreciation and amortization expense rate was 3.5 percent and 3.4 percent, respectively, largely consistent with the 3.6 percent and 3.4 percent for the respective periods last year.

Store Data

During the three months ended October 30, 2010, we opened 10 new general merchandise stores (9 net of one relocation). During the three months ended October 31, 2009, we opened 25 new stores, including 20 general merchandise stores (19 net of one relocation) and 5 SuperTarget stores. During the nine months ended October 30, 2010, we opened 13 new general merchandise stores (12 net of one relocation). During the nine months ended October 31, 2009, we opened 75 new stores (61 net of relocations and closings). During the first three quarters of 2010, we remodeled 341 stores under our current store remodel program, significantly more than the 62 stores we remodeled in the comparable prior year period.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	October 30,	January 30,	October 31,	October 30,	January 30,	October 31,
	2010	2010	2009	2010	2010	2009
Target general merchandise stores	1,501	1,489	1,491	189,354	187,449	187,481
SuperTarget stores	251	251	252	44,504	44,492	44,645
Total	1,752	1,740	1,743	233,858	231,941	232,126

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Credit Card Segment

We offer credit to qualified guests through the Target Visa and the Target Card. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests.  Beginning April 2010, all new qualified credit card applicants receive the Target Card, and we no longer issue the Target Visa to credit card applicants. Existing Target Visa cardholders are not affected.  Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at check-out every day when they use a REDcard at any Target store or on Target.com.  This new REDcard rewards program replaced the existing rewards program in which account holders received an initial 10 percent-off coupon for opening the account and earned points toward a 10 percent-off coupon on subsequent purchases. These changes are intended to simplify the program and to generate profitable incremental retail sales.

Credit card revenues are comprised of finance charges, late fees and other revenues, and third party merchant fees, which are the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results	Three Months Ended		Three Months Ended
	October 30, 2010		October 31, 2009
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$315	18.4%	$365	17.8%
Late fees and other revenue	38	2.2	92	4.5
Third party merchant fees	26	1.5	30	1.5
Total revenues	379	22.1	487	23.8
Bad debt expense	110	6.4	301	14.7
Operations and marketing expenses(a)	114	6.7	99	4.8
Depreciation and amortization	5	0.3	4	0.2
Total expenses	229	13.4	404	19.7
EBIT	150	8.8	83	4.1
Interest expense on nonrecourse debt collateralized by credit card Receivables	20		23
Segment profit	$130		$60
Average receivables funded by Target(b)	$2,811		$2,677
Segment pretax ROIC(c)	18.5%		9.0%

	Nine Months Ended		Nine Months Ended
	October 30, 2010		October 31, 2009
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$989	18.4%	$1,097	17.4%
Late fees and other revenue	152	2.8	270	4.3
Third party merchant fees	79	1.5	92	1.5
Total revenues	1,220	22.7	1,459	23.1
Bad debt expense	445	8.3	900	14.3
Operations and marketing expenses(a)	307	5.7	312	4.9
Depreciation and amortization	14	0.3	11	0.2
Total expenses	766	14.3	1,223	19.4
EBIT	454	8.4	236	3.7
Interest expense on nonrecourse debt collateralized by credit card receivables	64		74
Segment profit	$390		$162
Average receivables funded by Target(b)	$2,705		$2,910
Segment pretax ROIC(c)	19.2%		7.4%

(a)

Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. In the three months and nine months ended October 30, 2010, these reimbursed amounts were $26 million and $60 million, respectively, compared with $19 million and $59 million in the corresponding periods in 2009. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $4,048 million and $4,461 million for the three and nine months ended October 30, 2010, respectively, and $5,520 million and $5,508 million for the three and nine months ended October 31, 2009, respectively of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	October 30, 2010			October 31, 2009
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$150	8.8%	(c)	$83	4.1%	(c)
LIBOR(a)		0.3%			0.3%
Spread to LIBOR(b)	$146	8.5%	(c)	$78	3.8%	(c)

	Nine Months Ended			Nine Months Ended
	October 30, 2010			October 31, 2009
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$454	8.4%	(c)	$236	3.7%	(c)
LIBOR(a)		0.3%			0.3%
Spread to LIBOR(b)	$439	8.1%	(c)	$213	3.4%	(c)

(a)	Balance-weighted one-month LIBOR.
(b)

Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

(c)	As a percentage of average gross credit card receivables.

Our primary measure of segment profit in our Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates the overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. As a result of regulatory actions that affect our portfolio, effective January 2010, we implemented a terms change that converted the minimum APR for the majority of our accounts to a variable rate, and we eliminated penalty pricing for all current, or nondelinquent accounts. Additionally, beginning in August 2010 late fee limitations went into effect that resulted in reduced late fee revenue.

Credit Card Segment profit for the three months ended October 30, 2010 increased to $130 million from $60 million for the three months ended October 31, 2009, driven mostly by favorability in bad debt expense. Segment revenues were $379 million, a decrease of $107 million, or 22.1 percent, from the same period in the prior year, primarily driven by lower average receivables as well as reduced late fees. Segment expenses were $229 million, a decrease of $174 million, or 43.2 percent, from prior year driven primarily by lower bad debt expense due to lower actual and expected write-offs. Interest expense on nonrecourse debt declined by $3 million from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

During the nine months ended October 30, 2010, Credit Card Segment profit increased to $390 million from $162 million in the same period last year driven mostly by favorability in bad debt expense.  Segment revenues were $1,220 million, a decrease of $239 million, or 16.4 percent, from the same period in the prior year, primarily due to lower average receivables as well as reduced late fees.  Segment expenses were $766 million, a decrease of $458 million, or 37.4 percent, from the same period in the prior year, primarily driven by lower bad debt expense due to lower actual and expected write-offs. Interest expense on nonrecourse debt declined by $10 million from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(millions)	2010	2009	2010	2009
Beginning gross credit card receivables	$6,988	$8,293	$7,982	$9,094
Charges at Target	811	799	2,295	2,445
Charges at third parties	1,409	1,648	4,357	5,080
Payments	(2,643)	(2,870)	(8,350)	(9,071)
Other	165	178	446	500
Period-end gross credit card receivables	$6,730	$8,048	$6,730	$8,048
Average gross credit card receivables	$6,859	$8,197	$7,166	$8,418
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	4.9%	6.5%	4.9%	6.5%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	3.5%	4.6%	3.5%	4.6%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
(millions)	2010	2009	2010	2009
Allowance at beginning of period	$851	$1,004	$1,016	$1,010
Bad debt expense	110	301	445	900
Net write-offs(a)	(186)	(280)	(686)	(885)
Allowance at end of period	$775	$1,025	$775	$1,025
As a percentage of period-end gross credit card receivables	11.5%	12.7%	11.5%	12.7%
Net write-offs as a percentage of average gross credit card receivables (annualized)	10.9%	13.7%	12.8%	14.0%

(a)       Net write-offs include the principal amount of losses (excluding accrued and unpaid finance charges) less current period principal recoveries.

Our period-end gross credit card receivables at October 30, 2010 were $6,730 million compared with $8,048 million at October 31, 2009, a decrease of 16.4 percent. Average gross credit card receivables for the three months ended October 30, 2010 decreased 16.3 percent compared with the same period last year. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders.  Additionally, we have experienced an increase in payment rates and a decrease in charge activity resulting from reductions in card usage by our guests.

Other Performance Factors

Net Interest Expense

Net interest expense was $194 million for the three months ended October 30, 2010, increasing $3 million, or 1.4 percent from the same period last year due to a higher average net portfolio interest rate, partially offset by lower average debt balances reflecting lower average credit card receivables. Net interest expense was $567 million for the nine months ended October 30, 2010, decreasing $21 million, or 3.6 percent from the same period last year due to lower average debt balances reflecting lower average credit card receivables, partially offset by a higher average net portfolio interest rate.

Provision for Income Taxes

Our effective income tax rate for the nine months ended October 30, 2010 was 35.2 percent compared with 37.0 percent for the nine months ended October 31, 2009. The third quarter effective tax rate decreased to 30.8 percent in 2010 from 36.1 percent in 2009 primarily due to the favorable resolution of various state income tax matters, which reduced income tax expense by $45 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Cash flow provided by operations was $2,852 million for the nine months ended October 30, 2010 compared with $3,027 million for the same period last year. This cash flow, combined with our year-end cash position, allowed us to fund capital expenditures, pay dividends to shareholders, and continue our share repurchase program.

Our period-end gross credit card receivables were $6,730 million at October 30, 2010 compared with $8,048 million at October 31, 2009, a decrease of 16.4 percent. This change was driven by the factors indicated in the Credit Card Segment discussion. This trend and the factors influencing it are likely to continue for the remainder of 2010.  Due to the decrease in gross credit card receivables, TRC, using cash flows from the receivables, repaid JPMC $110 million and $530 million for the three and nine months ended October 30, 2010, respectively, under the terms of our agreement with them as described in Note 4, Credit Card Receivables. No payments were made during the nine months ended October 31, 2009. To the extent the receivables balance continues to decline, TRC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by an affiliate of JPMC would not exceed 47 percent.

Inventory levels increased $168 million, or 1.8 percent, from October 31, 2009 to October 30, 2010, reflecting higher inventory levels required to support comparatively higher retail square footage, as well as to support traffic-driving strategic initiatives. Accounts payable increased by $121 million, or 1.6 percent over the same period.

Capital expenditures for the three months ended October 30, 2010 were $616 million compared with $399 million for the three months ended October 31, 2009. This increase was driven by higher capital expenditures for store remodels, partially offset by lower expenditures for new stores. Capital expenditures for the nine months ended October 30, 2010 were $1,607 million compared with $1,440 million for the nine months ended October 31, 2009, due to higher capital expenditures for store remodels, partially offset by lower expenditures for new stores.

During the three and nine months ended October 30, 2010, we repurchased 15.2 million and 40.2 million shares, respectively, of our common stock for a total cash investment of $793 million and $2,093 million, respectively. During the three and nine months ended October 31, 2009, we repurchased 0.3 million and 1.5 million shares, respectively, of our common stock for a total cash investment of $14 million and $56 million, respectively.

We paid dividends totaling $181 million and $432 million during the three and nine months ended October 30, 2010, respectively, an increase of 41.5 percent and 17.3 percent, respectively, from the same period last year. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. As described in Note 6, in July 2010, we issued $1 billion of long-term debt at 3.875% that matures in July 2020.

We will likely make contributions in the range of $100 million to $300 million to our qualified defined benefit pension plan during the fourth quarter of 2010, depending on a variety of factors, including the calculation of the pension liability based on prevailing interest rates at the end of the fiscal year.

An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2010 or 2009 under this credit facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 30, 2010, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

Outlook

Our outlook is based on the application of business judgment in light of current business trends, our assumptions regarding the macroeconomic environment, and estimates of the impact of current initiatives, the most significant of which are our store remodel program and the new 5 percent REDcard rewards program.

Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at check-out every day when they use a REDcard at any Target store or on Target.com.  Target’s REDcards include the Target Credit Card, Target Visa Credit Card and Target Debit Card.  This new REDcard rewards program replaced the existing rewards program in which account holders received an initial 10 percent-off coupon for opening the account and earned points toward a 10 percent-off coupon on subsequent purchases. These changes are intended to simplify the program and drive incremental sales.

In our Retail Segment in the fourth quarter, we expect that comparable-store sales will increase in the 2 percent to 4 percent range.  This is driven by our expectation that our store remodel program will contribute over a full percentage point of incremental comparable store sales in the fourth quarter, and separately that our new REDcard rewards program will add about a full percentage point of incremental comparable fourth quarter sales. Our store remodel and new rewards strategies are designed to contribute incremental sales at lower gross margin rates and SG&A expense rates than our base business. We expect that this effect will be more pronounced in the fourth quarter than in prior quarters as the initiatives more fully roll out. On an overall basis, we expect to produce an EBITDA margin rate in the fourth quarter 2010 consistent with the fourth quarter 2009, due to favorable leverage of SG&A expenses offsetting the gross margin rate declines associated with our store remodel and new rewards strategies. Additionally, we expect a slightly better EBIT margin rate in the fourth quarter compared with the same period last year and into 2011, due to continued favorable leverage of depreciation and amortization expenses.

In our Credit Card Segment in the fourth quarter, we expect continued improvement in segment profit. We expect year-over-year receivables declines in the fourth quarter to be in line with our year-to-date experience, inclusive of a small increment of high credit-quality receivables resulting from the 5% REDcard rewards program. The dollar value of expected write-offs is expected to be consistent with our third quarter experience.  We expect that the allowance for doubtful accounts will continue to decline in the fourth quarter, with the extent of that decline dependent on continued improvement in portfolio risks and reflective of seasonal factors.

Effective with the October 2010 nationwide launch of our new 5% REDcard rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. The overall effects of this change are not expected to be significant.

We expect to continue to execute against our share repurchase plan, the pace of which will be dependent on market conditions and the amount of future net earnings and cash flows. We expect our 2010 capital expenditures to be approximately $2 billion, reflective of projects we will complete in 2010 as well as initial spending for our 2011 and 2012 new store programs. Approximately half of our expected 2010 capital expenditures relate to 341 remodeled stores under our store remodel program.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations.  These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: for our Retail Segment, our outlook for comparable-store sales trends, gross margin rate, SG&A expense rates, and EBITDA and EBIT margin rates; for our Credit Card Segment, our outlook for segment profit, gross credit card receivables, write-offs, allowance for doubtful accounts, and bad debt expense; on a consolidated basis, the expected compliance with debt covenants, our expectations related to our new REDcard rewards program and store remodel program, the continued execution of our share repurchase program, our expected capital expenditures, our intentions regarding future dividends, and the expected outcome of claims and litigation.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A to our Form 10-Q for the quarter ended July 31, 2010 and our Form 10-K for the fiscal year ended January 30, 2010, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following governmental enforcement proceedings relating to environmental matters are reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because they involve potential monetary sanctions in excess of $100,000:

We are a defendant in a civil lawsuit filed by the California Attorney General and a number of California District Attorneys in June 2009 alleging that we did not handle and dispose of certain unsold products as a hazardous waste and that we have violated California’s hazardous waste laws.  The case is in the discovery phase and the Court has issued a preliminary injunction requiring that Target comply with all California hazardous waste laws.

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

Item 1A.  Risk Factors

Other than as described in our Form 10-Q for the quarter ended July 31, 2010, there have been no changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the three months ended October 30, 2010, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 143.8 million common shares of our common stock, for a total cash investment of $7,413 million ($51.55 average price per share).

					Total Number		Approximate
					of Shares		Dollar Value of
					Purchased as		Shares that
	Total				Part of		May Yet Be
	Number		Average		Publicly		Purchased
	of Shares		Price Paid		Announced		Under the
Period	Purchased	(b)	per Share	(b)	Program	(b)	Program
August 1, 2010 through August 28, 2010	3,371,000		$51.06		132,011,395		$3,207,496,908
August 29, 2010 through October 2, 2010	6,814,286	(a)	51.90		138,757,471		2,857,342,156
October 3, 2010 through October 30, 2010	5,044,453		53.62		143,801,924		2,586,865,984
	15,229,739		$52.29		143,801,924		$2,586,865,984

(a)  The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended October 30, 2010, 68,210 shares were acquired at an average per share price of $52.71 pursuant to our long-term incentive plan.

(b)  The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended October 30, 2010, 0.5 million shares were reacquired through these contracts. At October 30, 2010, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $53 million, or $43.87 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended Jun 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)A*	Target Corporation Executive Excess Long Term Disability Plan (restated effective January 1, 2010)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management Compensation plan required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010

(2)	Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: December 3, 2010	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(10)A	Target Corporation Executive Excess Long Term Disability Plan (restated effective January 1, 2010)	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically