Form 10-K
period 2011-01-29
TARGET CORP
filed 2011-03-11
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2010 was $37,014,234,947, based on the closing price of $51.32 per share of Common Stock as reported on the New York Stock Exchange Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 7, 2011 were 693,063,352.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 28, 2011 are incorporated into Part III.

PART I

Item 1.    Business

General

        Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate as two reportable segments: Retail and Credit Card.

        Our Retail Segment includes all of our merchandising operations, including our fully integrated online business. We offer both everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a shopping experience that is preferred by our customers, referred to as "guests," is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. As a component of the Retail Segment, our online presence is designed to enable guests to purchase products seamlessly either online or by locating them in one of our stores with the aid of online research and location tools. Our online shopping site offers similar merchandise categories to those found in our stores, excluding food items and household essentials.

        Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card. Additionally, we offer a branded proprietary Target Debit Card. Collectively, these REDcards® help strengthen the bond with our guests, drive incremental sales and contribute to our results of operations.

Financial Highlights

        Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal year 2009 ended January 30, 2010, and consisted of 52 weeks. Fiscal year 2008 ended January 31, 2009, and consisted of 52 weeks.

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

Merchandise

        We operate Target general merchandise stores, the majority of which offer a wide assortment of general merchandise and a more limited food assortment than traditional supermarkets. During 2009 and 2010 we completed store remodels that enabled us to offer an expanded food assortment in many of our general merchandise stores. The expanded food assortment includes some perishables and some additional dry, dairy and frozen items. In addition, we operate SuperTarget® stores with general merchandise items and a full line of food items comparable to that of traditional supermarkets. Target.com offers a wide assortment of general merchandise including many items found in our stores and a complementary assortment, such as extended sizes and colors, sold only online. A significant portion of our sales is from national brand merchandise. We also sell many products under our owned and exclusive brands. Owned brands include merchandise sold under private-label brands including, but not limited to, Archer Farms®, Archer Farms® Simply Balanced™, Boots & Barkley®, choxie®, Circo®, Durabuilt®, Embark®, Gilligan & O'Malley®, itsoTM, Market Pantry®, Merona®, Play Wonder®, Room Essentials®,

Smith & Hawken®, Sutton & Dodge®, Target Home™, Vroom®, up & up™, Wine Cube® and Xhilaration®. In addition, we sell merchandise under exclusive licensed and designer brands including, but not limited to, C9 by Champion®, Chefmate®, Cherokee®, Converse® One Star®, Eddie Bauer®, Fieldcrest®, Genuine Kids by OshKosh®, Kitchen Essentials® from Calphalon®, Liz Lange® for Target®, Michael Graves Design™, Mossimo®, Nick & Nora®, Simply Shabby Chic®, Sonia Kashuk® and Thomas O'Brien® Vintage Modern. We also sell merchandise through unique programs such as ClearRxSM, GO International® and The Great SaveSM. Additionally, we generate revenue from in-store amenities such as Target CaféSM, Target Clinic®, Target Pharmacy® and Target Photo®, and from leased or licensed departments such as Target Optical®, Pizza Hut, Portrait Studio and Starbucks.

        Effective inventory management is key to our ongoing success. We utilize various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by being in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns.

Sales by Product Category	Percentage of Sales
	2010	2009	2008

Household essentials	24%	23%	22%
Hardlines	20	22	22
Apparel and accessories	20	20	20
Home furnishings and décor	19	19	21
Food and pet supplies	17	16	15

Total	100%	100%	100%

Household essentials includes pharmacy, beauty, personal care, baby care, cleaning and paper products.

Hardlines includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods and toys.

Apparel and accessories includes apparel for women, men, boys, girls, toddlers, infants and newborns. It also includes intimate apparel, jewelry, accessories and shoes.

Home furnishings and décor includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive and seasonal merchandise such as patio furniture and holiday décor.

Food and pet supplies includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce and pet supplies.

Distribution

        The vast majority of our merchandise is distributed through our network of distribution centers. We operated 37 distribution centers, including 4 food distribution centers, at January 29, 2011. General merchandise is shipped to and from our distribution centers by common carriers. In addition, third parties distribute certain food items. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

        At January 29, 2011, we employed approximately 355,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 400,000 team members. We consider our team member relations to be good. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts.

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

        In our Credit Card Segment, our primary mission is to deliver financial products and services that drive sales and deepen guest relationships at Target. Our financial products compete with those of other issuers for market share of sales volume. Our ability to positively differentiate the value of our financial products primarily through our rewards programs, terms, credit line management, and guest service determines our competitive position among credit card issuers.

Intellectual Property

        Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our private-label brands.

Geographic Information

        Substantially, all of our revenues are generated and long-lived assets are located within the United States.

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

Our continued success is substantially dependent on positive perceptions of Target, including our owned and exclusive brands.

        We believe that one of the reasons our guests prefer to shop at Target and our team members choose Target as a place of employment is the reputation we have built over many years of serving our four primary constituencies: guests, team members, the communities in which we operate and shareholders. To be successful in the future, we must continue to preserve, grow and leverage the value of Target's reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents that erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, can have an adverse impact on these perceptions and lead to tangible adverse affects on our business, including consumer boycotts, loss of new store development opportunities, or team member recruiting difficulties.

        In addition, we sell many products under our owned and exclusive brands, such as Market Pantry, up & up, Target Home, Merona and Mossimo. These brands generally carry higher margins than national brand products, and represent a growing portion of our overall sales, totaling approximately one-third of sales in 2010. If one or more of these brands experiences a loss of consumer acceptance or confidence, our sales and gross margin rate could be adversely affected.

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

        In addition to the impact of macroeconomic conditions on our retail sales, these same considerations impact the success of our Credit Card Segment. Deterioration in macroeconomic conditions can adversely affect cardholders' ability to pay their balances, and we may not be able to fully anticipate and respond to changes in the risk profile of our cardholders when extending credit, resulting in higher bad debt expense. Demand for consumer credit is also impacted by consumer choices regarding payment methods, and our performance could be adversely affected by consumer decisions to use debit cards or other forms of payment.

If we do not effectively manage our large and growing workforce, our results of operations could be adversely affected.

        With approximately 355,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train and retain a growing number of qualified team members. Many of those team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and other benefit costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations.

Lack of availability of suitable locations in which to build new stores could slow our growth, and difficulty in executing plans for new stores, expansions and remodels could increase our costs and capital requirements.

        Our future growth is dependent, in part, on our ability to build new stores and expand and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. In addition, for many sites we are dependent on a third party developer's ability to acquire land, obtain financing and secure the necessary zoning changes and permits for a larger project, of which our store may be one component. Turmoil in the financial markets may make it difficult for third party developers to obtain financing for new projects. Local land use and other regulations applicable to the types of stores we desire to construct may affect our ability to find suitable locations and also influence the cost of constructing, expanding and remodeling our stores. A significant portion of our expected new store sites are located in fully developed markets, which is generally a more time-consuming and expensive undertaking than expansion into undeveloped suburban and ex-urban markets.

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

        Our business is subject to a wide array of laws and regulations. Significant legislative changes that affect our relationship with our workforce could increase our expenses and adversely affect our operations. Examples of possible legislative changes affecting our relationship with our workforce include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment regarding topics such as banking and consumer credit, Medicare reimbursements, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

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

A significant disruption in our computer systems could adversely affect our operations.

        We rely extensively on our computer systems to manage inventory, process guest transactions and summarize results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process guest transactions, which could adversely affect our results of operations.

        In 2011 we expect to migrate our online presence (Target.com) from a platform currently operated by Amazon, Inc. to our own proprietary platform. If this new platform does not function as designed, we may experience a loss of guest confidence, data security breaches, lost sales or be exposed to fraudulent purchases.

Our announced plan to expand retail operations into Canada could adversely affect our financial results.

        Our plan to enter the Canadian retail market is our first expansion of retail operations outside of the United States. Our ability to convert the leased locations that we acquire from Zellers Inc. to Target stores depends in large measure upon our ability to negotiate acceptable modifications to existing lease terms, remodel existing assets and recruit, hire and retain qualified team members. In addition, access to local suppliers of certain types of goods may limit our ability to offer a full assortment of merchandise in certain markets. The effective execution of our strategy is also contingent on our ability to design new marketing and promotional programs that positively differentiate us from other retailers in Canada. If we do not effectively execute our expansion plans for Canada, our financial performance could be adversely affected.

Item 1B.    Unresolved Staff Comments

  Not applicable.

Item 2.    Properties

        At January 29, 2011, we had 1,750 stores in 49 states and the District of Columbia:

	Number of Stores	Retail Sq. Ft. (in thousands)		Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	20	2,867	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	48	6,363	Nevada	19	2,461
Arkansas	9	1,165	New Hampshire	9	1,148
California	248	32,818	New Jersey	43	5,671
Colorado	42	6,275	New Mexico	9	1,024
Connecticut	20	2,672	New York	66	9,000
Delaware	3	413	North Carolina	47	6,168
District of Columbia	1	179	North Dakota	4	554
Florida	125	17,552	Ohio	63	7,868
Georgia	55	7,517	Oklahoma	14	2,022
Hawaii	3	541	Oregon	19	2,318
Idaho	6	664	Pennsylvania	60	7,822
Illinois	87	11,895	Rhode Island	4	517
Indiana	33	4,377	South Carolina	18	2,224
Iowa	22	3,015	South Dakota	5	580
Kansas	19	2,577	Tennessee	32	4,096
Kentucky	13	1,525	Texas	148	20,838
Louisiana	15	2,108	Utah	12	1,818
Maine	5	630	Vermont	—	—
Maryland	36	4,663	Virginia	56	7,454
Massachusetts	34	4,437	Washington	35	4,098
Michigan	59	7,036	West Virginia	6	755
Minnesota	73	10,456	Wisconsin	37	4,482
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,735

			Total	1,750	233,618

        The following table summarizes the number of owned or leased stores and distribution centers at January 29, 2011:

	Stores	Distribution Centers (b)

Owned	1,500	29
Leased	84	8
Combined (a)	166	—

Total	1,750	37

(a)
Properties within the "combined" category are primarily owned buildings on leased land.
(b)
The 37 distribution centers have a total of 48,022 thousand square feet.

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

        For additional information on our properties, see also the Capital Expenditures section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 13 and 21 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 3.    Legal Proceedings

        The following governmental enforcement proceedings relating to environmental matters are reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because they involve potential monetary sanctions in excess of $100,000:

          We were a defendant in a civil lawsuit filed by the California Attorney General and a number of California District Attorneys in June 2009 alleging that we did not handle and dispose of certain unsold products as hazardous waste and that we violated California's hazardous waste laws. A settlement was reached in this case on January 27, 2011, which obligates Target to pay $22.5 million and consent to an injunction regarding future compliance with all California hazardous waste laws. The settlement was approved by the Alameda County Superior Court and judgment was entered on March 2, 2011.

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

Item 4.    Reserved

Item 4A.    Executive Officers

        The executive officers of Target as of March 7, 2011 and their positions and ages are as follows:

Name	Title	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary	50
Michael R. Francis	Executive Vice President and Chief Marketing Officer	48
John D. Griffith	Executive Vice President, Property Development	49
Beth M. Jacob	Executive Vice President, Technology Services and Chief Information Officer	49
Jodeen A. Kozlak	Executive Vice President, Human Resources	47
Tina M. Schiel	Executive Vice President, Stores	45
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	55
Terrence J. Scully	President, Financial and Retail Services	58
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer	56
Kathryn A. Tesija	Executive Vice President, Merchandising	48
Laysha L. Ward	President, Community Relations and Target Foundation	43

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

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary since March 2007. Senior Vice President, General Counsel and Corporate Secretary from June 2004 to March 2007.

Michael R. Francis	Executive Vice President and Chief Marketing Officer since August 2008. Executive Vice President, Marketing from January 2003 to August 2008.
John D. Griffith	Executive Vice President, Property Development since February 2005.
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
Tina M. Schiel
Executive Vice President, Stores since January 2011. Senior Vice President, New Business Development from February 2010 to January 2011. Senior Vice President, Stores from February 2001 to February 2010.
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer since February 2000.
Terrence J. Scully	President, Financial and Retail Services since March 2003.
Gregg W. Steinhafel	Chief Executive Officer since May 2008. President since August 1999. Director since January 2007. Chairman of the Board since February 2009.
Kathryn A. Tesija	Executive Vice President, Merchandising since May 2008. Senior Vice President, Merchandising from July 2001 to May 2008.
Laysha L. Ward	President, Community Relations and Target Foundation since July 2008. Vice President, Community Relations from February 2003 to July 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 7, 2011, there were 17,247 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2010 and 2009 are disclosed in Note 29 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.

        In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 151.4 million common shares for a total cash investment of $7,827 million ($51.70 per share).

        The table below presents information with respect to Target common stock purchases made during the three months ended January 29, 2011, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that May
	Total Number		Average	as Part of	Yet Be Purchased
	of Shares		Price Paid	Publicly Announced	Under the
Period	Purchased (a)		per Share (a)	Program (a)	Program

October 31, 2010 through November 27, 2010	1,632,664		$52.05	145,434,588	$2,501,898,442
November 28, 2010 through January 1, 2011	97,151	(b)	54.12	145,518,341	2,497,365,556
January 2, 2011 through January 29, 2011	5,872,428		55.31	151,390,769	2,172,553,879

	7,602,243		54.60	151,390,769	2,172,553,879

(a)
The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended January 29, 2011, 0.3 million shares were reacquired through these contracts. At January 29, 2011, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $51 million, or an average per share price of $44.09. Refer to Notes 24 and 26 of the Notes to Consolidated Financial Statements for further details of these contracts.
(b)
The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended January 29, 2011, 13,398 shares were reacquired at an average per share price of $59.72 pursuant to our long-term incentive plan.

 Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 28, 2006	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011

Target	$100.00	$114.24	$106.01	$58.78	$98.20	$105.76
S&P 500 Index	100.00	115.32	113.24	68.66	91.41	110.85
Peer Group	100.00	112.67	105.89	77.34	105.84	126.16

          The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and a peer group consisting of the companies comprising the S&P 500 Retailing Index and the S&P 500 Food and Staples Retailing Index (Peer Group) over the same period. The Peer Group index consists of 40 general merchandise, food and drug retailers and is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on January 28, 2006, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
(millions, except per share data)	2010	2009	2008	2007	2006(a)	2005

Financial Results:
Total revenues	$67,390	$65,357	$64,948	$63,367	$59,490	$52,620
Net earnings	2,920	2,488	2,214	2,849	2,787	2,408
Per Share:
Basic earnings per share	4.03	3.31	2.87	3.37	3.23	2.73
Diluted earnings per share	4.00	3.30	2.86	3.33	3.21	2.71
Cash dividends declared per share	0.92	0.67	0.62	0.54	0.46	0.38
Financial Position:
Total assets	43,705	44,533	44,106	44,560	37,349	34,995
Long-term debt, including current portion	15,726	16,814	18,752	16,590	10,037	9,872

(a)
Consisted of 53 weeks.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our 2010 Retail Segment sales increased 3.7 percent over last year due to a 2.1 percent comparable-store increase combined with the contribution from new stores. Our Retail Segment EBITDA and EBIT increased 4.9 percent and 5.8 percent, respectively, compared with the prior year. In the Credit Card Segment, we achieved a significant increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk.

        Cash flow provided by operations was $5,271 million, $5,881 million and $4,430 million for 2010, 2009 and 2008, respectively. We opened 13 new stores and 76 new stores in 2010 and 2009, respectively. In 2010 we remodeled 341 stores, significantly more than the 67 stores we remodeled in 2009. Additionally, during 2010 and 2009 we repurchased 47.8 million and 9.9 million shares of our common stock for a total cash investment of $2,508 million ($52.44 per share) and $479 million ($48.54 per share), respectively.

        In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc., in exchange for C$1,825 million (Canadian dollars), due in two payments, one in May 2011 and one in September 2011. We believe this transaction will allow us to open 100 to 150 Target stores in Canada, primarily during 2013. We expect that renovation of these stores will require an investment of over C$1 billion, a portion of which may be funded by landlords. At January 29, 2011 the value of C$1.00 approximated the value of $1.00.

        Additionally, in January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio. As of January 29, 2011 the gross balance of our credit card receivables portfolio was $6,843 million, of which $3,954 million was funded by third parties and $2,889 million was funded by Target. Refer to Note 10 of the Notes to Consolidated Financial Statements for further description of historical financing transactions related to our credit card receivables.

        Management's Discussion and Analysis is based on our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Analysis of Results of Operations

Retail Segment

				Percent Change
Retail Segment Results (millions)
	2010	2009	2008	2010/2009	2009/2008

Sales	$65,786	$63,435	$62,884	3.7%	0.9%
Cost of sales	45,725	44,062	44,157	3.8	(0.2)

Gross margin	20,061	19,373	18,727	3.5	3.5
SG&A expenses (a)	13,367	12,989	12,838	2.9	1.2

EBITDA	6,694	6,384	5,889	4.9	8.4
Depreciation and amortization	2,065	2,008	1,808	2.8	11.0

EBIT	$4,629	$4,376	$4,081	5.8%	7.3%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)
Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. These reimbursed amounts were $102 million in 2010, $89 million in 2009 and $117 million in 2008. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.

Retail Segment Rate Analysis	2010	2009	2008

Gross margin rate	30.5%	30.5%	29.8%
SG&A expense rate	20.3	20.5	20.4
EBITDA margin rate	10.2	10.1	9.4
Depreciation and amortization expense rate	3.1	3.2	2.9
EBIT margin rate	7.0	6.9	6.5

Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

        Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage. Total sales for the Retail Segment for 2010 were $65,786 million, compared with $63,435 million in 2009 and $62,884 million in 2008. All periods were 52-week years. Growth in total sales between 2010 and 2009 resulted from higher comparable-store sales and additional stores opened, whereas between 2009 and 2008, growth in total sales resulted from sales from additional stores opened, partially offset by lower comparable-store sales. In 2010, deflation affected sales growth by approximately 0.2 percentage points, compared with a deflationary impact of approximately 3.6 percentage points in 2009 and an inflationary impact of 2.2 percentage points in 2008.

	Percentage of Sales
Sales by Product Category
	2010	2009	2008

Household essentials	24%	23%	22%
Hardlines	20	22	22
Apparel and accessories	20	20	20
Home furnishings and décor	19	19	21
Food and pet supplies	17	16	15

Total	100%	100%	100%

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

Comparable-store sales are sales from our online business and stores open longer than one year, including:

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

Comparable-Store Sales	2010	2009	2008

Comparable-store sales change	2.1%	(2.5)%	(2.9)%
Drivers of changes in comparable-store sales:
Number of transactions	2.0%	(0.2)%	(3.1)%
Average transaction amount	0.1%	(2.3)%	0.2%
Units per transaction	2.5%	(1.5)%	(2.1)%
Selling price per unit	(2.3)%	(0.8)%	2.3%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

        In 2010, the change in comparable-store sales was driven by an increase in the number of transactions and a slight increase in the average transaction amount, reflecting an increase in units per transaction largely offset by a decrease in selling price per unit. In 2009, the change in comparable-store sales was driven by a decline in the average transaction amount, primarily due to a decrease in the number of units per transaction, as well as a slight decrease in the number of transactions. The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

        Beginning April 2010, all new qualified credit card applicants receive the Target Card, and we no longer issue the Target Visa to credit card applicants. Existing Target Visa cardholders are not affected. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

        We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder of the incremental purchases on the REDcards representing a shift in tender type.

REDcard Penetration	2010	2009	2008

Target credit penetration	5.2%	5.2%	6.2%
Target debit penetration	0.7%	0.4%	0.3%

Total store REDcard penetration	5.9%	5.6%	6.5%

        Since launching our new 5% REDcard Rewards program in October 2010, we have experienced an increase in REDcard penetration. REDcard penetration for the fourth quarter of 2010 was 7.4 percent compared to 5.6 percent in the fourth quarter of 2009.

Gross Margin Rate

        Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 of the Notes to Consolidated Financial Statements for a description of costs included in cost of sales. Markup is the difference between an item's cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

        Our gross margin rate was 30.5 percent in 2010, unchanged from prior year, as margin rates within categories were generally stable and the impact of sales mix was essentially neutral. There were no other significant variances in the drivers of gross margin rate.

        Our gross margin rate was 30.5 percent in 2009, compared with 29.8 percent in 2008. Our 2009 gross margin rate benefitted from rate improvements within categories, partially offset by the mix impact of faster sales growth in lower margin rate categories (generally product categories of household essentials and food). The impact of rate performance within merchandise categories on gross margin rate was an approximate 1.1 percentage point increase for 2009. This increase is the result of improved markups and reduced markdowns. The impact of sales mix on gross margin rate was an approximate 0.4 percentage point reduction.

Selling, General and Administrative Expense Rate

        Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 of the Notes to Consolidated Financial Statements for a description of costs included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

        SG&A expense rate was 20.3 percent in 2010 compared with 20.5 percent in 2009 and 20.4 percent in 2008. The change in the rate in 2010 was primarily due to favorable leverage of overall compensation expenses. The change in the SG&A expense rate in 2009 was primarily driven by an approximate 0.4 percentage point impact from an increase in incentive compensation due to better than expected 2009 performance compared with 2008 results, which was partially offset by an approximate 0.2 percentage point impact from sustained productivity gains in our stores.

Depreciation and Amortization Expense Rate

        Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In 2010, our depreciation and amortization expense rate was 3.1 percent compared with 3.2 percent in 2009 and 2.9 percent in 2008. The rate was essentially unchanged from the same period last year. In 2009 the increase in the rate was primarily due to accelerated depreciation on assets that were replaced as part of our remodel program.

Store Data

Number of Stores
	General merchandise	Expanded food assortment	SuperTarget	Total

January 30, 2010	1,381	108	251	1,740
Opened	—	13	—	13
Format conversion	(341)	341	—	—
Closed (a)	(3)	—	—	(3)

January 29, 2011	1,037	462	251	1,750

Retail Square Feet (b) (thousands)
January 30, 2010	172,735	14,714	44,503	231,952
Opened	—	1,958	—	1,958
Format conversion	(45,138)	45,151	—	13
Closed (a)	(305)	—	—	(305)

January 29, 2011	127,292	61,823	44,503	233,618

(a)
Includes 1 store relocation in the same trade area and 2 stores closed without replacement.
(b)
Reflects total square feet less office, distribution center and vacant space.

Credit Card Segment

        We offer credit to qualified guests through the Target Visa and the Target Card. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests. Beginning April 2010, all new qualified credit card applicants receive the Target Card, and we no longer issue the Target Visa to credit card applicants. Existing Target Visa cardholders are not affected. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com. This new REDcard Rewards program replaced the existing rewards program in which account holders received an initial 10 percent-off coupon for opening the account and earned points toward a 10 percent-off coupon on subsequent purchases. These changes are intended to simplify the program and to generate profitable incremental retail sales.

        Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, or the amounts received from merchants who accept the Target Visa credit card.

Credit Card Segment Results (dollars in millions)	2010		2009		2008
	Amount	Rate (d)	Amount	Rate (d)	Amount	Rate (d)

Finance charge revenue	$1,302	18.3%	$1,450	17.4%	$1,451	16.7%
Late fees and other revenue	197	2.8	349	4.2	461	5.3
Third party merchant fees	105	1.5	123	1.5	152	1.7

Total revenues	1,604	22.6	1,922	23.0	2,064	23.7

Bad debt expense	528	7.4	1,185	14.2	1,251	14.4
Operations and marketing expenses (a)	433	6.1	425	5.1	474	5.4
Depreciation and amortization	19	0.3	14	0.2	17	0.2

Total expenses	980	13.8	1,624	19.4	1,742	20.0

EBIT	624	8.8	298	3.5	322	3.7
Interest expense on nonrecourse debt collateralized by credit card receivables	83		97		167

Segment profit	$541		$201		$155

Average receivables funded by Target (b)	$2,771		$2,866		$4,192
Segment pretax ROIC (c)	19.5%		7.0%		3.7%

(a)
Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. These reimbursed amounts were $102 million in 2010, $89 million in 2009 and $117 million in 2008. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.
(b)
Amounts represent the portion of average gross credit card receivables funded by Target. For 2010, 2009 and 2008, these amounts exclude $4,335 million, $5,484 million and $4,503 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.
(c)
ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)
As an annualized percentage of average gross credit card receivables.

Spread Analysis – Total Portfolio (dollars in millions)	2010			2009			2008
	Amount	Rate		Amount	Rate		Amount	Rate

EBIT	$624	8.8	% (c)	$298	3.5	% (c)	$322	3.7	% (c)
LIBOR (a)		0.3%			0.3%			2.3%
Spread to LIBOR (b)	$604	8.5	% (c)	$270	3.2	% (c)	$118	1.4	% (c)

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

          In 2010, Credit Card Segment profit increased to $541 million from $201 million, driven mostly by favorability in bad debt expense. The reduction in our investment in the portfolio combined with these results produced a strong improvement in segment ROIC. Segment revenues were $1,604 million, a decrease of $318 million, or 16.5 percent, from the prior year, which was primarily driven by lower average receivables as well as reduced late fees. Segment expenses were $980 million, a decrease of $644 million, or 39.7 percent, from prior year driven primarily by lower bad debt expense due to lower actual and expected write-offs. Segment interest expense on nonrecourse debt declined due to a decrease in nonrecourse debt securitized by credit card receivables.

          In 2009, Credit Card Segment profit increased to $201 million from $155 million as a result of improved portfolio performance (Spread to LIBOR) and significantly lower funding costs. The reduction in our investment in the portfolio combined with these results produced a strong improvement in segment ROIC. Segment revenues were $1,922 million, a decrease of $143 million, or 6.9 percent, from the prior year. The decrease in revenue was driven by a lower Prime Rate, lower average receivables, higher finance charge and late-fee write-offs, and lower late fees due to fewer delinquent accounts offset by the positive impacts of the terms changes implemented in late 2008 and April 2009. Segment expenses were $1,624 million, a decrease of $118 million, or 6.8 percent, from prior year driven by lower bad debt and operations and marketing expenses, on both a dollar and rate basis. Segment interest expense benefited from a significantly lower LIBOR rate compared to the prior year.

Receivables Rollforward Analysis				Percent Change
(millions)	2010	2009	2008	2010/2009	2009/2008

Beginning gross credit card receivables	$7,982	$9,094	$8,624	(12.2)%	5.4%
Charges at Target	3,699	3,553	4,207	4.1	(15.5)
Charges at third parties	5,815	6,763	8,542	(14.0)	(20.8)
Payments	(11,283)	(12,065)	(13,482)	(6.5)	(10.5)
Other	630	637	1,203	(1.1)	(47.1)

Period-end gross credit card receivables	$6,843	$7,982	$9,094	(14.3)%	(12.2)%

Average gross credit card receivables	$7,106	$8,351	$8,695	(14.9)%	(4.0)%

Accounts with three or more payments (60+ days) past due as a percentage of period-end credit card receivables	4.2%	6.3%	6.1%

Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	3.1%	4.7%	4.3%

Allowance for Doubtful Accounts				Percent Change
(millions)	2010	2009	2008	2010/2009	2009/2008

Allowance at beginning of period	$1,016	$1,010	$570	0.6%	77.1%
Bad debt expense	528	1,185	1,251	(55.4)	(5.3)
Write-offs (a)	(1,007)	(1,287)	(912)	(21.8)	41.1
Recoveries (a)	153	108	101	40.2	8.3

Allowance at end of period	$690	$1,016	$1,010	(32.1)%	0.6%

As a percentage of period-end gross credit card receivables	10.1%	12.7%	11.1%

Net write-offs as a percentage of average gross credit card receivables (annualized)	12.0%	14.1%	9.3%

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

        Our 2010 period-end gross credit card receivables were $6,843 million compared to $7,982 million in 2009, a decrease of 14.3 percent. Average gross credit card receivables in 2010 decreased 14.9 percent compared with 2009 levels. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders. Additionally, we have experienced an increase in payment rates and a decrease in charges at third-parties.

        Our 2009 period-end gross credit card receivables were $7,982 million compared with $9,094 million in 2008, a decrease of 12.2 percent. Average gross credit card receivables in 2009 decreased 4.0 percent compared with 2008 levels. This change was driven by the tighter risk management and underwriting initiatives described above, fewer new accounts being opened, and a decrease in charge activity resulting from reductions in card usage by our guests, partially offset by the impact of lower payment rates.

Other Performance Factors

Net Interest Expense

        Net interest expense, which includes the interest expense on nonrecourse debt collateralized by credit card receivables detailed in the Credit Card Segment Results above, was $757 million for 2010, decreasing 5.5 percent, or $44 million from 2009 due to lower average debt balances and a $16 million charge related to the early retirement of long-term debt in 2009, partially offset by a higher average portfolio interest rate of 5.3 percent in 2010, compared with 4.8 percent in 2009. In 2009, net interest expense was $801 million, decreasing 7.5 percent, or $65 million from 2008. This decline was due to a lower average portfolio interest rate of 4.8 percent in 2009, compared with 5.3 percent in 2008, partially offset by a $16 million charge related to the early retirement of long-term debt.

Provision for Income Taxes

        Our effective income tax rate was 35.1 percent in 2010 and 35.7 percent in 2009. The decrease in the effective rate between periods is primarily due to the favorable resolution of various income tax matters, which reduced income tax expense by approximately $100 million.

        Our effective income tax rate was 35.7 percent in 2009 and 37.4 percent in 2008. The decrease in the effective rate between periods is primarily due to nontaxable capital market returns on investments used to economically hedge the market risk in deferred compensation plans in 2009, compared with nondeductible losses in 2008. The 2009 effective income tax rate is also lower due to federal and state discrete items.

Analysis of Financial Condition

Liquidity and Capital Resources

        Our period end cash and cash equivalents balance was $1,712 million compared with $2,200 million in 2009. Marketable securities of $1,129 million and $1,617 million were included in cash and cash equivalents at the end of 2010 and 2009, respectively. Our investment policy is designed to preserve principal and liquidity of our marketable securities. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain limitations on the aggregate dollars invested and percentage of total fund value held when making short-term investment decisions.

        Our 2010 operations were funded by both internally and externally generated funds. Cash flow provided by operations was $5,271 million in 2010 compared with $5,881 million in 2009. This cash flow, combined with our prior year-end cash position and the debt issuance described below, allowed us to fund capital expenditures of $2,129 million and pay off $2,259 million of debt. In addition, in 2010 we increased our share repurchases and raised dividends paid to our shareholders.

        Our 2010 period-end gross credit card receivables were $6,843 million compared with $7,982 million in 2009, a decrease of 14.3 percent. Average gross credit card receivables in 2010 decreased 14.9 percent compared with 2009 levels. This change was driven by the factors indicated in the Credit Card Segment above. This trend and the factors influencing it are likely to continue into 2011. Due to the decrease in gross credit card receivables, Target Receivables LLC (TR LLC), formerly known as Target Receivables Corporation (TRC), using cash flows from the receivables, repaid an affiliate of JPMorgan Chase (JPMC) $566 million and $163 million during 2010 and 2009, respectively, under the terms of our agreement with them as described in Note 10 of the Notes to Consolidated Financial Statements. To the extent the receivables balance continues to decline, TR LLC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

        Year-end inventory levels increased $417 million, or 5.8 percent from 2009. Inventory levels were higher to support traffic-driving strategic initiatives, such as our expanded food assortment in general merchandise stores and pharmacy, in addition to comparatively higher retail square footage. Accounts payable increased by $115 million, or 1.8 percent over the same period.

        During 2010, we repurchased 47.8 million shares of our common stock for a total cash investment of $2,508 million ($52.44 per share) under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. In 2009, we repurchased 9.9 million shares of our common stock for a total cash investment of $479 million ($48.54 per share).

        We paid dividends totaling $609 million in 2010 and $496 million in 2009, an increase of 22.7 percent. We declared dividends totaling $659 million ($0.92 per share) in 2010, an increase of 31.1 percent over 2009. In 2009, we declared dividends totaling $503 million ($0.67 per share), an increase of 6.8 percent over 2008. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

        Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. As described in Note 19, in July 2010, we issued $1 billion of long-term debt at 3.875% that matures in July 2020. There were no amounts issued in 2009.

        Our ability to access the long-term debt, commercial paper and securitized debt markets has provided ample sources of liquidity to Target in the past. Our continued access to these markets depends on multiple factors including the economic environment, our operating performance and maintaining strong debt ratings. The ratings assigned to our debt by the credit rating agencies affect both the pricing and terms of any new financing. As of January 29, 2011 our credit ratings were as follows:

Credit Ratings		Standard and Poor's
	Moody's		Fitch

Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables (a)	Aa2	n/a	n/a

(a)
These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

        If our credit ratings were lowered, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit rating will remain the same as described above.

        As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio as calculated by the SEC's applicable rules was 6.1x in 2010, 5.1x in 2009 and 4.3x in 2008.

        At January 29, 2011 and January 30, 2010, there were no amounts outstanding under our commercial paper program. In past years, we funded our peak sales season working capital needs through our commercial paper program and then used the cash generated from that sales season to repay the commercial paper issued. In 2010 and 2009 we funded our working capital needs through internally generated funds and the long-term debt issuance indicated above.

Commercial Paper (millions)	2010	2009

Maximum daily amount outstanding during the year	$—	$112
Average amount outstanding during the year	—	1
Amount outstanding at year-end	—	—
Weighted average interest rate	—	0.2%

        An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2010 or 2009 under this facility.

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at January 29, 2011, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

        We believe our sources of liquidity will be adequate to maintain operations and to finance anticipated expansion and strategic initiatives during 2011, including our plan to enter the Canadian retail market by paying C$1,825 million to purchase the leasehold interests in up to 220 sites currently operated by Zellers Inc. We may issue new long-term debt for these and other initiatives, and we anticipate ample access to long-term financing. Further, in January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio, which may provide additional funding. As of January 29, 2011 the gross balance of our credit card receivables portfolio was $6,843 million, of which $3,954 million was funded by third parties and $2,889 million was funded by Target.

Capital Expenditures

        Capital expenditures were $2,129 million in 2010 compared with $1,729 million in 2009 and $3,547 million in 2008. This increase was driven by higher capital expenditures for remodels partially offset by reduced expenditures for new stores. Our 2010 capital expenditures include $482 million related to stores that will open in 2011 and later years. Net property and equipment increased $213 million in 2010 following a decrease of $475 million in 2009.

Capital Expenditures (millions)	2010	2009	2008

New stores	$574	$899	$2,341
Remodels and expansions	966	294	284
Information technology, distribution and other	589	536	922

Total	$2,129	$1,729	$3,547

        In connection with the previously described agreement to purchase leasehold interests in Canada, we expect that renovation of these stores will require an investment of over C$1 billion, primarily during 2012 and 2013, a portion of which may be funded by landlords.

Commitments and Contingencies

        At January 29, 2011, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations (millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Recorded Contractual Obligations:
Long-term debt (a)
Unsecured	$11,287	$106	$2,002	$28	$9,151
Nonrecourse	4,061	—	4,061	—	—
Capital lease obligations (b)	617	32	66	62	457
Real estate liabilities (c)	65	65	—	—	—
Deferred compensation (d)	440	44	96	106	194
Tax contingencies (e)	—	—	—	—	—
Unrecorded Contractual Obligations:
Interest payments – long-term debt
Unsecured	10,080	678	1,214	1,127	7,061
Nonrecourse (f)	101	32	69	—	—
Operating leases (b)	3,954	190	376	288	3,100
Real estate obligations (g)	243	209	34	—	—
Purchase obligations (h)	1,907	713	747	348	99
Payment for Canadian leasehold interests (i)	1,825	1,825	—	—	—
Future contributions to retirement plans (j)	—	—	—	—	—

Contractual obligations	$34,580	$3,894	$8,665	$1,959	$20,062

(a)
Required principal payments only. Excludes fair market value adjustments recorded in long-term debt, as required by derivative and hedging accounting rules. Principal includes the 47 percent interest in credit card receivables sold to JPMC at the principal amount. In the event of a decrease in the receivables principal balance, accelerated repayment of this obligation may occur.
(b)
Total contractual lease payments include $1,949 million of operating lease payments related to options to extend the lease term that are reasonably assured of being exercised. These payments also include $28 million and $241 million of legally binding minimum lease payments for stores opening in 2011 or later for capital and operating leases, respectively. Capital lease obligations include interest.
(c)
Real estate liabilities include costs incurred but not paid related to the construction or remodeling of real estate and facilities.
(d)
Deferred compensation obligations include commitments related to our nonqualified deferred compensation plans. The timing of deferred compensation payouts is estimated based on payments currently made to former employees and retirees, forecasted investment returns, and the projected timing of future retirements.
(e)
Estimated tax contingencies of $397 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement.
(f)
These payments vary with LIBOR and are calculated assuming LIBOR of 0.25 percent plus a spread, for each year outstanding.
(g)
Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities.
(h)
Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, equipment purchases, marketing related contracts, software acquisition/license commitments and service contracts. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are excluded from this table as these obligations are conditioned on terms of the letter of credit being met.
(i)
In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc., in exchange for C$1,825 million. At January 29, 2011 the value of C$1.00 approximated the value of $1.00. This commitment does not include future minimum lease payments on sites that may be selected in 2011.
(j)
We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above because no additional amounts are required to be funded as of January 29, 2011. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

  Off Balance Sheet Arrangements    We do not have any arrangements or relationships with entities that are not consolidated into the financial statements or financial guarantees that are reasonably likely to materially affect our liquidity or the availability of capital resources.

  Critical Accounting Estimates

          Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

  Inventory and cost of sales    We use the retail inventory method to account for substantially our entire inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. Cost includes the purchase price as adjusted for vendor income. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $7,596 million and $7,179 million at January 29, 2011 and January 30, 2010, respectively, and is further described in Note 11 of the Notes to Consolidated Financial Statements.

  Vendor income receivable    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $517 million and $390 million at January 29, 2011 and January 30, 2010, respectively, and is described further in Note 4 of the Notes to Consolidated Financial Statements.

  Allowance for doubtful accounts    When receivables are recorded, we recognize an allowance for doubtful accounts in an amount equal to anticipated future write-offs. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. Substantially all accounts continue to accrue finance charges until they are written off. Accounts are automatically written off when they become 180 days past due. Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. During 2010, we continued risk management and underwriting initiatives that reduced available credit lines for higher-risk cardholders. In addition, we experienced an increase in payment rates and a decrease in charge activity from reductions in card usage by our guests. As a result of these trends, our allowance for doubtful accounts related to our credit card receivables decreased $326 million, from $1,016 million, or 12.7 percent of gross credit card receivables, at January 30, 2010 to $690 million, or 10.1 percent of gross credit card receivables, at January 29, 2011. Credit card receivables and our allowance for doubtful accounts are described in Note 10 of the Notes to Consolidated Financial Statements.

  Long-lived assets    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. A 10 percent decrease in the fair value of assets we intend to sell as of January 29, 2011 would result in additional impairment of approximately $12 million in 2010. Historically, we have not realized material losses upon sale of long-lived assets.

  Goodwill and intangible assets    We evaluate goodwill and intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Discounted cash flow models are used in determining fair value of goodwill and intangible assets. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth rates, and other factors. As of January 29, 2011 and January 30, 2010, we had $223 million and $239 million of goodwill and intangible assets, respectively. While we currently believe that the fair value of our goodwill and intangible assets exceeds its carrying value, materially different assumptions regarding future performance of our businesses or other factors could result in impairment losses.

  Insurance/self-insurance    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $628 million and $653 million at January 29, 2011 and January 30, 2010, respectively. We believe that the amounts accrued are adequate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would impact our self-insurance expense by approximately $30 million in 2010. Historically, adjustments to our estimates have not been material. Refer to Item 7A for further disclosure of the market risks associated with these exposures.

  Income taxes    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining whether it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as deemed appropriate. Liabilities for tax positions considered uncertain, including interest and penalties, were $397 million and $579 million at January 29, 2011 and January 30, 2010, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 22 of the Notes to Consolidated Financial Statements.

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

          Our expected long-term rate of return on plan assets is determined by the portfolio composition, historical long-term investment performance and current market conditions. Benefits expense recorded during the year is partially dependent upon the long-term rate of return used. A one percentage point decrease in the expected long-term rate of return used to determine net pension and postretirement health care benefits expense would increase annual expense by approximately $24 million.

          The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date, using yields for maturities that are in line with the duration of our pension liabilities. Therefore, these liabilities fluctuate with changes in interest rates. Historically, this same discount rate has also been used to determine net pension and postretirement health care benefits expense for the following plan year. Benefits expense recorded during the year is partially dependent upon the discount rates used, and a 0.5 percentage point decrease to the weighted average discount rate used to determine net pension and postretirement health care benefits expense would increase annual expense by approximately $23 million.

          Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

          Pension and postretirement health care benefits are further described in Note 27 of the Notes to Consolidated Financial Statements.

  Legal contingencies    We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there may be a material adverse impact on the results of operations, cash flows or financial condition for the period in which the ruling occurs, or future periods.

  New Accounting Pronouncements

  Recent Adoptions

          In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (SFAS 166), codified in the Transfers and Servicing accounting principles, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. We adopted this guidance at the beginning of 2010 and adoption had no impact on our consolidated net earnings, cash flows or financial position.

          In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167), codified in the Consolidation accounting principles, which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affected the overall consolidation analysis under former FASB Interpretation No. 46(R). We adopted this guidance at the beginning of 2010 and the adoption had no impact on our consolidated net earnings, cash flows or financial position.

  Outlook

          Our outlook is based on the application of business judgment in light of current business trends, our assumptions regarding the macroeconomic environment, and estimates of the impact of current initiatives, the most significant of which are our store remodel program, the new 5 percent REDcard Rewards program, and our planned Canadian expansion.

          In the Retail Segment, we expect that comparable-store sales will increase in the 4 to 5 percent range in 2011. We expect that our store remodel program will contribute incremental comparable-store sales, and net of the adverse impact of remodel disruption, this impact will grow to a run rate of about 1.5 percentage points as we progress through the year. Separately we expect that the sales contribution of our 5% REDcard Rewards program will grow more rapidly in its importance, adding up to 2 percentage points to our same store sales growth later in 2011. These estimates are based on extrapolations of the current performance of these programs.

          In 2011 we expect to produce a full-year EBIT margin rate consistent with 2010, due to favorable leverage of SG&A and depreciation and amortization expenses offsetting the gross margin rate declines associated with our store remodel and new rewards strategies. This offsetting impact is unlikely to occur in the spring, particularly in the first quarter, resulting in modest pressure on EBIT margin rate in the spring, and modest favorability on this measure in the fall.

          In our Credit Card Segment, we expect receivables will continue to decline in 2011, with the pace of the decline moderating as the year progresses. We expect that the allowance for doubtful accounts will continue to decline in 2011 as well, due to this decline in receivables and expected continued improvement in portfolio risks. We also expect measures of our rate of portfolio profitability to remain strong in 2011. Additionally, in January 2011 we announced our plan to actively pursue the sale of our credit card receivables portfolio. As of January 29, 2011 the gross balance of our credit card receivables portfolio was $6,843 million, of which $3,954 million was funded by third parties and $2,889 million was funded by Target.

          In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc., in exchange for C$1,825 million, due in two payments, one in May 2011 and one in September 2011. We believe this transaction will allow us to open 100 to 150 Target stores in Canada, primarily during 2013. We expect that renovation of these stores will require an investment of over C$1 billion, a portion of which may be funded by landlords. Our direct costs associated with entry into Canada may add expenses equating to an earnings per share (EPS) equivalent in the range of $0.10 for 2011, an estimate that will continue to evolve over time. We currently believe the aggregate effect of our Canadian expansion could result in a $0.15 to $0.20 unfavorable impact on 2011 EPS, reflecting direct incremental expenses and the indirect impact of the Canadian investment on the pace of share repurchase. We expect that the 2012 dilutive EPS impact of the Canadian expansion will exceed the 2011 dilutive EPS impact, due primarily to a full year of lease-related expenses.

          We expect 2011 capital expenditures related to our U.S. retail operations to be approximately $2.5 billion, driven primarily by a larger remodel program. We expect to open 21 new stores in the U.S. in 2011, adding approximately 15 new locations net of closings and relocations.

          We also expect to continue to execute against our share repurchase plan, although at a slower pace due to our Canadian expansion, investing in the range of $1.5 billion to $2.0 billion during 2011. The timing and amount of share repurchase activity will be dependent on market conditions and the amount of future net earnings and cash flows.

          We expect our 2011 effective tax rate to be in the range of 36 to 37 percent.

  Forward-Looking Statements

          This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: For our Retail Segment, our outlook for sales, comparable-store sales trends, including the impact of our store remodel and 5% REDcard Rewards programs, and EBIT margin rates; for our Credit Card Segment, our outlook for year-end gross credit card receivables, future write-offs of current receivables, rate of portfolio profitability, the allowance for doubtful accounts, improvement in portfolio risks, and the pursuit of a portfolio sale; on a consolidated basis, details on the expected investment in Canada and its impact on our results, statements regarding the adequacy of our sources of liquidity, the continued execution of our share repurchase program, our expected capital expenditures and the number of stores to be opened in 2011, the expected effective income tax rate, the expected compliance with debt covenants, our intentions regarding future dividends, our expected future share-based compensation expense, our expected return on plan assets, our expected expense, contributions and benefit payments related to our pension and postretirement health care plans, the adequacy of our reserves for general liability, workers' compensation, property loss, and team member medical and dental, the potential impact of changes in our critical accounting estimates, the expected outcome of claims and litigation, and the resolution of tax uncertainties.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

          Our exposure to market risk results primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating rate, and on our credit card receivables, the majority of which are assessed finance charges at a Prime based floating rate. To manage our net interest margin, we generally maintain levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuate. The degree of floating asset and liability matching may vary over time and in different interest rate environments. At January 29, 2011, the amount of floating-rate credit card assets exceeded the amount of net floating-rate debt obligations by approximately $2 billion. As a result, based on our balance sheet position at January 29, 2011, the annualized effect of a 0.1 percentage point decrease in floating interest rates on our floating rate debt obligations, net of our floating rate credit card assets and marketable securities, would be to decrease earnings before income taxes by approximately $2 million. See further description in Note 20 of the Notes to Consolidated Financial Statements.

          We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at January 29, 2011, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by approximately $10 million.

          In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The annualized effect of a one percentage point decrease in the return on pension plan assets would decrease plan assets by $25 million at January 29, 2011. The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged approximately 55 percent of the interest rate exposure of our funded status.

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

          We do not currently have significant direct exposure to foreign currency rates as all of our stores are located in the United States, and the vast majority of imported merchandise is purchased in U.S. dollars. Our previously described agreement to purchase leasehold interests in Canada will expose us to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar beginning in 2011.

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

Gregg W. Steinhafel Chief Executive Officer and President March 11, 2011	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

         We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows, and shareholders' investment for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2011

Report of Management on Internal Control

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2011, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

         Our internal control over financial reporting as of January 29, 2011, has been audited by Ernst & Young LLP, the independent registered accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 11, 2011	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

         We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

         In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended January 29, 2011, and our report dated March 11, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 11, 2011

Consolidated Statements of Operations

(millions, except per share data)	2010	2009	2008

Sales	$65,786	$63,435	$62,884
Credit card revenues	1,604	1,922	2,064

Total revenues	67,390	65,357	64,948
Cost of sales	45,725	44,062	44,157
Selling, general and administrative expenses	13,469	13,078	12,954
Credit card expenses	860	1,521	1,609
Depreciation and amortization	2,084	2,023	1,826

Earnings before interest expense and income taxes	5,252	4,673	4,402
Net interest expense
Nonrecourse debt collateralized by credit card receivables	83	97	167
Other interest expense	677	707	727
Interest income	(3)	(3)	(28)

Net interest expense	757	801	866

Earnings before income taxes	4,495	3,872	3,536
Provision for income taxes	1,575	1,384	1,322

Net earnings	$2,920	$2,488	$2,214

Basic earnings per share	$4.03	$3.31	$2.87

Diluted earnings per share	$4.00	$3.30	$2.86

Weighted average common shares outstanding
Basic	723.6	752.0	770.4
Diluted	729.4	754.8	773.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 29, 2011	January 30, 2010

Assets
Cash and cash equivalents, including marketable securities of $1,129 and $1,617	$1,712	$2,200
Credit card receivables, net of allowance of $690 and $1,016	6,153	6,966
Inventory	7,596	7,179
Other current assets	1,752	2,079

Total current assets	17,213	18,424
Property and equipment
Land	5,928	5,793
Buildings and improvements	23,081	22,152
Fixtures and equipment	4,939	4,743
Computer hardware and software	2,533	2,575
Construction-in-progress	567	502
Accumulated depreciation	(11,555)	(10,485)

Property and equipment, net	25,493	25,280
Other noncurrent assets	999	829

Total assets	$43,705	$44,533

Liabilities and shareholders' investment
Accounts payable	$6,625	$6,511
Accrued and other current liabilities	3,326	3,120
Unsecured debt and other borrowings	119	796
Nonrecourse debt collateralized by credit card receivables	—	900

Total current liabilities	10,070	11,327
Unsecured debt and other borrowings	11,653	10,643
Nonrecourse debt collateralized by credit card receivables	3,954	4,475
Deferred income taxes	934	835
Other noncurrent liabilities	1,607	1,906

Total noncurrent liabilities	18,148	17,859
Shareholders' investment
Common stock	59	62
Additional paid-in-capital	3,311	2,919
Retained earnings	12,698	12,947
Accumulated other comprehensive loss	(581)	(581)

Total shareholders' investment	15,487	15,347

Total liabilities and shareholders' investment	$43,705	$44,533

Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 704,038,218 shares issued and outstanding at January 29, 2011; 744,644,454 shares issued and outstanding at January 30, 2010.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at January 29, 2011 or January 30, 2010.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2010	2009	2008

Operating activities
Net earnings	$2,920	$2,488	$2,214
Reconciliation to cash flow
Depreciation and amortization	2,084	2,023	1,826
Share-based compensation expense	109	103	72
Deferred income taxes	445	364	91
Bad debt expense	528	1,185	1,251
Non-cash (gains)/losses and other, net	(145)	143	316
Changes in operating accounts:
Accounts receivable originated at Target	(78)	(57)	(458)
Inventory	(417)	(474)	77
Other current assets	(124)	(129)	(99)
Other noncurrent assets	(212)	(114)	(55)
Accounts payable	115	174	(389)
Accrued and other current liabilities	149	257	(230)
Other noncurrent liabilities	(103)	(82)	(186)

Cash flow provided by operations	5,271	5,881	4,430

Investing activities
Expenditures for property and equipment	(2,129)	(1,729)	(3,547)
Proceeds from disposal of property and equipment	69	33	39
Change in accounts receivable originated at third parties	363	(10)	(823)
Other investments	(47)	3	(42)

Cash flow required for investing activities	(1,744)	(1,703)	(4,373)

Financing activities
Reductions of short-term notes payable	—	—	(500)
Additions to long-term debt	1,011	—	3,557
Reductions of long-term debt	(2,259)	(1,970)	(1,455)
Dividends paid	(609)	(496)	(465)
Repurchase of stock	(2,452)	(423)	(2,815)
Stock option exercises and related tax benefit	294	47	43
Other	—	—	(8)

Cash flow required for financing activities	(4,015)	(2,842)	(1,643)

Net increase/(decrease) in cash and cash equivalents	(488)	1,336	(1,586)
Cash and cash equivalents at beginning of year	2,200	864	2,450

Cash and cash equivalents at end of year	$1,712	$2,200	$864

Cash paid for income taxes was $1,259, $1,040 and $1,399 during 2010, 2009 and 2008, respectively. Cash paid for interest (net of interest capitalized) was $752, $805 and $873 during 2010, 2009 and 2008, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total

February 2, 2008	818.7	$68	$2,656	$12,761	$(134)	$(44)	$15,307
Net earnings	—	—	—	2,214	—	—	2,214
Other comprehensive income/(loss)
Pension and other benefit liability adjustments, net of taxes of $242	—	—	—	—	(376)	—	(376)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	(2)	(2)

Total comprehensive income							1,836
Dividends declared	—	—	—	(471)	—	—	(471)
Repurchase of stock	(67.2)	(5)	—	(3,061)	—	—	(3,066)
Stock options and awards	1.2	—	106	—	—	—	106

January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income/(loss)
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)

Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157

January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
Net earnings	—	—	—	2,920	—	—	2,920
Other comprehensive income/(loss)
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	(4)	—	(4)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1

Total comprehensive income							2,920
Dividends declared	—	—	—	(659)	—	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	—	(2,514)
Stock options and awards	7.2	1	392	—	—	—	393

January 29, 2011	704.0	$59	$3,311	$12,698	$(541)	$(40)	$15,487

Dividends declared per share were $0.92, $0.67 and $0.62 in 2010, 2009 and 2008, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (Target or the Corporation) operates two reportable segments: Retail and Credit Card. Our Retail Segment includes all of our merchandising operations, including our fully integrated online business. Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card. Additionally, we offer a branded proprietary Target Debit Card. Collectively, these REDcards strengthen the bond with our guests, drive incremental sales and contribute to our results of operations.

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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal year 2009 ended January 30, 2010, and consisted of 52 weeks. Fiscal year 2008 ended January 31, 2009, and consisted of 52 weeks.

Reclassifications    Certain prior year amounts have been reclassified to conform to the current year presentation. Accounting policies applicable to the items discussed in the Notes to the Consolidated Financial Statement are described in the respective notes.

2. Revenues

        Our retail stores generally record revenue at the point of sale. Sales from our online business include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $20 million in 2010, $18 million in 2009 and $19 million in 2008.

        Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in 2010, 2009 and 2008.

        Credit card revenues are recognized according to the contractual provisions of each credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail sales charged on our credit cards totaled $3,455 million, $3,328 million and $3,948 million in 2010, 2009 and 2008, respectively.

        Beginning April 2010, all new qualified credit card applicants receive the Target Card, and we no longer issue the Target Visa to credit card applicants. Existing Target Visa cardholders are not affected. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com. Target's REDcards include the Target Credit Card, Target Visa Credit Card and

Target Debit Card. This new REDcard Rewards program replaced the existing rewards program in which account holders received an initial 10 percent-off coupon for opening the account and earned points toward a 10 percent-off coupon on subsequent purchases. These changes are intended to simplify the program and to generate profitable incremental retail sales. The discounts associated with our REDcard Rewards program are included as reductions in sales in our Consolidated Statements of Operations and were $162 million in 2010, $94 million in 2009 and $114 million in 2008.

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
Markdowns
Outbound shipping and handling expenses
    associated with sales to our guests
Payment term cash discounts
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

5. Advertising Costs

        Advertising costs are expensed at first showing or distribution of the advertisement and were $1,292 million in 2010, $1,167 million in 2009 and $1,233 million in 2008. Advertising vendor income that offset advertising expenses was approximately $216 million, $179 million and $188 million in 2010, 2009 and 2008, respectively. Newspaper circulars and media broadcast made up the majority of our advertising costs in all three years.

6. Earnings per Share

        Basic earnings per share (EPS) is calculated as net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive impact of stock-based awards outstanding at period end, consisting of the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

Earnings Per Share (millions, except per share data)	2010	2009	2008

Net earnings	$2,920	$2,488	$2,214
Basic weighted average common shares outstanding	723.6	752.0	770.4
Dilutive impact of stock-based awards	5.8	2.8	3.2

Diluted weighted average common shares outstanding	729.4	754.8	773.6

Basic earnings per share	$4.03	$3.31	$2.87
Diluted earnings per share	$4.00	$3.30	$2.86

        For the 2010, 2009 and 2008 EPS computations, 10.9 million, 22.9 million and 17.4 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

7. Other Comprehensive Income/(Loss)

        Other comprehensive income/(loss) includes revenues, expenses, gains and losses that are excluded from net earnings under GAAP and are recorded directly to shareholders' investment. In 2010, 2009 and 2008, other comprehensive income/(loss) included gains and losses on certain hedge transactions, foreign currency translation adjustments and amortization of pension and postretirement plan amounts, net of related taxes. Significant items affecting other comprehensive income/(loss) are shown in the Consolidated Statements of Shareholders' Investment.

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

        The following table presents financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at January 29, 2011
				Fair Value at January 30, 2010
Fair Value Measurements – Recurring Basis (millions)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents
Marketable securities	$1,129	$—	$—	$1,617	$—	$—
Other current assets
Prepaid forward contracts	63	—	—	79	—	—
Other noncurrent assets
Interest rate swaps (a)	—	139	—	—	131	—
Company-owned life insurance investments (b)	—	358	—	—	319	—

Total	$1,192	$497	$—	$1,696	$450	$—

Liabilities
Other noncurrent liabilities
Interest rate swaps	$—	$54	$—	$—	$23	$—

Total	$—	$54	$—	$—	$23	$—

(a)
There were no interest rate swaps designated as accounting hedges at January 29, 2011 or January 30, 2010.
(b)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $645 million at January 29, 2011 and $620 million at January 30, 2010.

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

        Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets held for sale and held and used in the following table were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples or public comparables, less cost to sell where appropriate. We classify these measurements as Level 2. The fair value measurement of an intangible asset was determined using unobservable inputs that reflect our own assumptions regarding how market participants price the intangible assets at the measurement date. We classify these measurements as Level 3.

Fair Value Measurements – Nonrecurring Basis
	Other current assets	Property and equipment	Other noncurrent assets
	Long-lived assets held for sale	Long-lived assets held and used (a)
(millions)			Intangible asset

Measured during the year ended January 29, 2011:
Carrying amount	$9	$127	$—
Fair value measurement	7	101	—

Gain/(loss)	$(2)	$(26)	$—

Measured during the year ended January 30, 2010:
Carrying amount	$74	$98	$6
Fair value measurement	57	66	—

Gain/(loss)	$(17)	$(32)	$(6)

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

Financial Instruments Not Measured at Fair Value	January 29, 2011		January 30, 2010
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Other current assets
Marketable securities (a)	$32	$32	$27	$27
Other noncurrent assets
Marketable securities (a)	4	4	5	5

Total	$36	$36	$32	$32

Financial liabilities
Total debt (b)	$15,241	$16,661	$16,447	$17,487

Total	$15,241	$16,661	$16,447	$17,487

(a)
Amounts include held-to-maturity government and money market investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.
(b)
Represents the sum of nonrecourse debt collateralized by credit card receivables, unsecured debt and other borrowings, excluding unamortized swap valuation adjustments and capital lease obligations.

        The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at January 29, 2011.

9. Cash Equivalents

        Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $313 million at January 29, 2011 and January 30, 2010. Payables due to Visa resulting from the use of Target Visa Cards are included within cash equivalents and were $36 million and $40 million at January 29, 2011 and January 30, 2010, respectively.

10. Credit Card Receivables

        Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of receivables. Substantially all accounts continue to accrue finance charges until they are written off. All past due accounts were incurring finance charges at January 29, 2011 and January 30, 2010. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	2010		2009
(dollars in millions)	Amount	Percent of Receivables	Amount	Percent of Receivables

Current	$6,132	89.6%	$6,935	86.9%
1-29 days past due	292	4.3%	337	4.2%
30-59 days past due	131	1.9%	206	2.6%
60-89 days past due	79	1.1%	133	1.6%
90+ days past due	209	3.1%	371	4.7%

Period-end gross credit card receivables	$6,843	100%	$7,982	100%

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is recognized in an amount equal to the anticipated future write-offs of existing receivables and includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs on the entire credit card portfolio collectively based on historical experience of delinquencies, risk scores, aging trends and industry risk trends.

Allowance for Doubtful Accounts (millions)	2010	2009

Allowance at beginning of period	$1,016	$1,010
Bad debt expense	528	1,185
Write-offs (a)	(1,007)	(1,287)
Recoveries (a)	153	108

Allowance at end of period	$690	$1,016

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

        Deterioration of the macroeconomic conditions in the United States would adversely affect the risk profile of our credit card receivables portfolio based on credit card holders' ability to pay their balances. If such deterioration were to occur, it would lead to an increase in bad debt expense. The Corporation monitors both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by periodically obtaining a statistically representative sample of current FICO scores, a nationally recognized credit scoring model. We update these FICO scores monthly, most recently in

January 2011. The credit quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts.

Receivables Credit Quality (millions)	2010	2009

Nondelinquent accounts (Current and 1 - 29 days past due)
FICO score of 700 or above	$2,819	$2,886
FICO score of 600 to 699	2,737	3,114
FICO score below 600	868	1,272

Total nondelinquent accounts	6,424	7,272
Delinquent accounts (30+ days past due)	419	710

Period-end gross credit card receivables	$6,843	$7,982

        Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDR). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder's circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 5.9 percent at January 29, 2011 and 6.7 percent at January 30, 2010. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

Funding for Credit Card Receivables

        As a method of providing funding for our credit card receivables, we sell, on an ongoing basis, all of our consumer credit card receivables to Target Receivables LLC (TR LLC), formerly known as Target Receivables Corporation (TRC), a wholly owned, bankruptcy remote subsidiary. TR LLC then transfers the receivables to the Target Credit Card Master Trust (the Trust), which from time to time will sell debt securities to third parties, either directly or through a related trust. These debt securities represent undivided interests in the Trust assets. TR LLC uses the proceeds from the sale of debt securities and its share of collections on the receivables to pay the purchase price of the receivables to the Corporation.

        We consolidate the receivables within the Trust and any debt securities issued by the Trust, or a related trust, in our Consolidated Statements of Financial Position based upon the applicable accounting guidance. The receivables transferred to the Trust are not available to general creditors of the Corporation.

        In 2005, we entered into a public securitization of our credit card receivables. Note holders participating in this securitization were entitled to receive annual interest payments based on LIBOR plus a spread. The final payment on this securitization was made in April of 2010 as discussed in Note 19.

        During 2006 and 2007, we sold an interest in our credit card receivables by issuing a Variable Funding Certificate. Parties who hold the Variable Funding Certificate receive interest at a variable short-term market rate. The Variable Funding Certificate matures in 2012 and 2013.

        In the second quarter of 2008, we sold an interest in our credit card receivables to JPMorgan Chase (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. In the event of a decrease in the receivables principal amount such that JPMC's interest in the entire portfolio would exceed 47 percent for three consecutive months, TR LLC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum principal balance of $4.2 billion. Due to declines in gross credit card receivables, TR LLC repaid JPMC $566 million during 2010 and $163 million during 2009 under the terms of this agreement. No payments were made during 2008.

        If a three-month average of monthly finance charge excess (JPMC's prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC's interest, the Corporation must implement mutually agreed-upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC's interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation's systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC has the right to cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets.

        All interests in our Credit Card Receivables issued by the Trust are accounted for as secured borrowings. Interest and principal payments are satisfied provided the cash flows from the Trust assets are sufficient and are nonrecourse to the general assets of the Corporation. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the Trust are sufficient. Future principal payments will be made from the third party's prorata share of cash flows from the Trust assets.

	2010		2009
Securitized Borrowings (millions)
	Debt Balance	Collateral	Debt Balance	Collateral

2008 Series (a)	$2,954	$3,061	$3,475	$3,652
2006/2007 Series	1,000	1,266	1,000	1,266
2005 Series	—	—	900	1,154

Total	$3,954	$4,327	$5,375	$6,072

(a)
The debt balance for the 2008 Series is net of a 7% discount from JPMC. The unamortized portion of this discount was $107 million and $177 million as of January 29, 2011, and January 30, 2010, respectively.

11. Inventory

        Substantially our entire inventory and the related cost of sales are accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Cost includes purchase price as reduced by vendor income. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates and internally measured retail price indices.

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

        We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Revenues under this program are included in sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,581 million in 2010, $1,470 million in 2009 and $1,538 million in 2008.

12. Other Current Assets

Other Current Assets (millions)	January 29, 2011	January 30, 2010

Vendor income receivable	$517	$390
Other receivables (a)	405	526
Deferred taxes	379	724
Other	451	439

Total	$1,752	$2,079

(a)
Includes pharmacy receivables and income taxes receivable.

  13. Property and Equipment

          Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation expense for 2010, 2009 and 2008 was $2,060 million, $1,999 million and $1,804 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were $726 million in 2010, $632 million in 2009 and $609 million in 2008. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (in years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4-7

          Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. Impairments of $28 million in 2010, $49 million in 2009 and $2 million in 2008 were recorded as a result of the reviews performed. Additionally, due to project scope changes, we wrote off capitalized construction in progress costs of $6 million in 2010, $37 million in 2009 and $26 million in 2008.

  14. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 29, 2011	January 30, 2010

Company-owned life insurance investments (a)	$358	$319
Goodwill and intangible assets	223	239
Interest rate swaps (b)	139	131
Other	279	140

Total	$999	$829

(a)
Company-owned life insurance policies on approximately 4,000 team members who are designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.
(b)
See Notes 8 and 20 for additional information relating to our interest rate swaps.

  15. Goodwill and Intangible Assets

          Goodwill and intangible assets are recorded within other noncurrent assets. Goodwill totaled $59 million at January 29, 2011 and January 30, 2010. Goodwill and indefinite-lived intangible assets are not amortized; instead, they are tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Definite-lived intangible assets are amortized over their expected economic useful life and are tested for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Discounted cash flow models are used in determining fair value for the purposes of the required goodwill and intangible assets impairment tests. No material impairments were recorded in 2010, 2009 or 2008 as a result of the tests performed.

	Leasehold Acquisition Costs		Other (a)		Total
Intangible Assets (millions)
	Jan. 29, 2011	Jan. 30, 2010	Jan. 29, 2011	Jan. 30, 2010	Jan. 29, 2011	Jan. 30, 2010

Gross asset	$227	$246	$121	$101	$348	$347
Accumulated amortization	(111)	(110)	(73)	(57)	(184)	(167)

Net intangible assets	$116	$136	$48	$44	$164	$180

(a)
Other intangible assets relate primarily to acquired customer lists and trademarks.

          Amortization is computed on definite-lived intangible assets using the straight-line method over estimated useful lives that typically range from 9 to 39 years for leasehold acquisition costs and from 3 to 15 years for other intangible assets. The weighted average life of leasehold acquisition costs and other intangible assets was 29 years and 4 years, respectively, at January 29, 2011. Amortization expense for 2010, 2009 and 2008 was $24 million, $24 million and $21 million, respectively.

Estimated Amortization Expense (millions)	2011	2012	2013	2014	2015

Amortization expense	$22	$16	$13	$11	$11

  16. Accounts Payable

          We reclassify book overdrafts to accounts payable at period end. Overdrafts reclassified to accounts payable were $558 million at January 29, 2011 and $518 million at January 30, 2010.

  17. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 29, 2011	January 30, 2010

Wages and benefits	$921	$959
Taxes payable (a)	497	490
Gift card liability (b)	422	387
Straight-line rent accrual (c)	200	185
Dividends payable	176	127
Workers' compensation and general liability	158	163
Income tax payable	144	24
Interest payable	103	105
Other	705	680

Total	$3,326	$3,120

(a)
Taxes payable consist of real estate, team member withholdings and sales tax liabilities.
(b)
Gift card liability represents the amount of gift cards that have been issued but have not been redeemed, net of estimated breakage.
(c)
Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.

  18. Commitments and Contingencies

          In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc., in exchange for C$1,825 million (Canadian dollars), due in two payments, one in May 2011 and one in September 2011. We believe this transaction will allow us to open 100 to 150 Target stores in

  Canada, primarily during 2013. We expect that renovation of these stores will require an investment of over C$1 billion, a portion of which may be funded by landlords. At January 29, 2011 the value of C$1.00 approximated the value of $1.00.

          Purchase obligations, which include all legally binding contracts, such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were approximately $1,907 million and $2,016 million at January 29, 2011 and January 30, 2010, respectively. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are not obligations given they are conditioned on terms of the letter of credit being met.

          Trade letters of credit totaled $1,522 million and $1,484 million at January 29, 2011 and January 30, 2010, respectively, a portion of which are reflected in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $71 million and $72 million at January 29, 2011 and January 30, 2010, respectively.

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

  19. Notes Payable and Long-Term Debt

          We obtain short-term financing throughout the year under our commercial paper program, a form of notes payable.

Commercial Paper (millions)	2010	2009

Maximum daily amount outstanding during the year	$—	$112
Average amount outstanding during the year	—	1
Amount outstanding at year-end	—	—
Weighted average interest rate	—	0.2%

          An additional source of liquidity is available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during 2010 or 2009 under this credit facility.

          In July 2010, we issued $1 billion of long-term debt at 3.875% that matures in July 2020. There were no amounts issued in 2009.

        As further explained in Note 10, we maintain an accounts receivable financing program through which we sell credit card receivables to a bankruptcy remote, wholly owned subsidiary, which in turn transfers the receivables to a Trust. The Trust, either directly or through related trusts, sells debt securities to third parties. The following summarizes this activity for 2009 and 2010.

Nonrecourse Debt Collateralized by Credit Card Receivables (millions)	2010	2009

Balance at beginning of period	$5,375	$5,490
Issued	—	—
Accretion (a)	45	48
Repaid (b)	(1,466)	(163)

Balance at end of period	$3,954	$5,375

(a)
Represents the accretion of the 7 percent discount on the 47 percent interest in credit card receivables sold to JPMC.
(b)
Includes repayments of $566 million and $163 million for the 2008 series of secured borrowings during 2010 and 2009 due to declines in gross credit card receivables and payment of $900 million to repurchase and retire in full the 2005 series of secured borrowings at par in April 2010, that otherwise would have matured in October 2010.

        Other than debt backed by our credit card receivables and other immaterial borrowings, all of our outstanding borrowings are senior, unsecured obligations.

        At January 29, 2011, the carrying value and maturities of our debt portfolio, including unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps, were as follows:

	January 29, 2011
Debt Maturities (millions)
	Rate (a)	Balance

Due fiscal 2011-2015	3.2%	$6,090
Due fiscal 2016-2020	5.4	4,299
Due fiscal 2021-2025	8.9	120
Due fiscal 2026-2030	6.7	326
Due fiscal 2031-2035	6.6	906
Due fiscal 2036-2037	6.8	3,500

Total notes and debentures	5.0	15,241
Unamortized swap valuation adjustments		152
Capital lease obligations		333
Less:
Amounts due within one year		(119)

Long-term debt		$15,607

(a)
Reflects the weighted average stated interest rate as of year-end.

        Required principal payments on notes and debentures over the next five years, excluding capital lease obligations, are as follows:

Required Principal Payments (a) (millions)	2011	2012	2013	2014	2015

Unsecured	$106	$1,501	$501	$1	$27
Nonrecourse	—	750	3,311	—	—

Total required principal payments	$106	$2,251	$3,812	$1	$27

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

        Prior to 2009, the majority of our derivative instruments qualified for fair value hedge accounting treatment. The changes in market value of an interest rate swap, as well as the offsetting change in market value of the hedged debt, were recognized within earnings in the current period. We assessed at the inception of the hedge whether the hedging derivatives were highly effective in offsetting changes in fair value or cash flows of hedged items. Ineffectiveness resulted when changes in the market value of the hedged debt were not completely offset by changes in the market value of the interest rate swap. For those derivatives whose terms met the conditions of the "short-cut method," 100 percent hedge effectiveness was assumed. There was no ineffectiveness recognized in 2010, 2009 or 2008 related to our derivative instruments. As detailed below, at January 29, 2011, there were no derivative instruments designated as accounting hedges.

        During the first quarter of 2008, we terminated certain "pay floating" interest rate swaps with a combined notional amount of $3,125 million for cash proceeds of $160 million, which are classified within other operating cash flows in the Consolidated Statements of Cash Flows. These swaps were designated as hedges; therefore, concurrent with their terminations, we were required to stop making market value adjustments to the associated hedged debt. Gains realized upon termination will be amortized into earnings over the remaining life of the associated hedged debt.

        Additionally, during 2008, we de-designated certain "pay floating" interest rate swaps, and upon de-designation, these swaps no longer qualified for hedge accounting treatment. As a result of the de-designation, the unrealized gains on these swaps determined at the date of de-designation will be amortized into earnings over the remaining lives of the previously hedged items.

        In 2010, 2009 and 2008, total net gains amortized into net interest expense for terminated and de-designated swaps were $45 million, $60 million and $55 million, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated and de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the previously hedged debt totaled $152 million, $197 million and $263 million, at the end of 2010, 2009 and 2008, respectively.

        Simultaneous to the de-designations during 2008, we entered into "pay fixed" swaps to economically hedge the risks associated with the de-designated "pay floating" swaps. These swaps are not designated as hedging instruments and along with the de-designated "pay floating" swaps are measured at fair value on a quarterly basis.

Changes in fair value measurements are a component of net interest expense on the Consolidated Statements of Operations.

Outstanding Interest Rate Swap Summary (dollars in millions)
January 29, 2011
	Pay Floating	Pay Fixed

Weighted average rate:
Pay	one-month LIBOR	2.6% fixed
Receive	5.0% fixed	one-month LIBOR
Weighted average maturity	3.4 years	3.4 years
Notional	$1,250	$1,250

Derivative Contracts – Types, Balance Sheet Classifications and Fair Values (millions)
	Asset			Liability
		Fair Value At			Fair Value At
Type	Classification	Jan. 29, 2011	Jan. 30, 2010	Classification	Jan. 29, 2011	Jan. 30, 2010

Not designated as hedging instruments:
Interest rate swaps	Other noncurrent assets	$139	$131	Other noncurrent liabilities	$54	$23

Total		$139	$131		$54	$23

        Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations (millions)
		Income/(Expense)
Type	Classification	2010	2009	2008

Interest rate swaps	Other interest expense	$51	$65	$71

Total		$51	$65	$71

21. Leases

        We lease certain retail locations, warehouses, distribution centers, office space, land, equipment and software. Assets held under capital leases are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The expected lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased buildings and leasehold improvements is limited by the expected lease term.

        Rent expense is included in SG&A expenses. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in

SG&A, consistent with similar costs for owned locations. Sublease income received from tenants who rent properties is recorded as a reduction to SG&A expense.

Rent Expense (millions)	2010	2009	2008

Property and equipment	$188	$187	$184
Software	25	27	24
Sublease income	(13)	(13)	(15)

Total rent expense	$200	$201	$193

        Most long-term leases include one or more options to renew, with renewal terms that can extend the lease term from one to more than 50 years. Certain leases also include options to purchase the leased property.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases	Sublease Income	Total

2011	$190	$31	$(11)	$210
2012	189	32	(8)	213
2013	187	32	(7)	212
2014	147	32	(6)	173
2015	141	30	(6)	165
After 2015	3,100	432	(35)	3,497

Total future minimum lease payments	$3,954	$589	$(73)	$4,470
Less: Interest (b)		(256)

Present value of future minimum capital lease payments (c)		$333

(a)
Total contractual lease payments include $1,949 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $241 million of legally binding minimum lease payments for stores that will open in 2011 or later.
(b)
Calculated using the interest rate at inception for each lease.
(c)
Includes the current portion of $12 million.

        The future minimum lease payments above do not include any payments associated with the leases that may be acquired under our agreement with Zellers Inc., described in Note 18.

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

Tax Rate Reconciliation	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	2.8	3.8
Other	(1.3)	(2.1)	(1.4)

Effective tax rate	35.1%	35.7%	37.4%

        Certain discrete state tax items reduced the impact of the state income tax rate, net of federal benefit, by 2.4 percentage points, 0.7 percentage points, and 0.6 percentage points in 2010, 2009, and 2008, respectively.

Provision for Income Taxes (millions)	2010	2009	2008

Current:
Federal	$1,086	$877	$1,034
State/other	44	143	197

Total current	1,130	1,020	1,231

Deferred:
Federal	388	339	88
State/other	57	25	3

Total deferred	445	364	91

Total provision	$1,575	$1,384	$1,322

Net Deferred Tax Asset/(Liability) (millions)	January 29, 2011	January 30, 2010

Gross deferred tax assets:
Accrued and deferred compensation	$451	$538
Allowance for doubtful accounts	229	393
Accruals and reserves not currently deductible	373	380
Self-insured benefits	251	260
Other	67	92

Total gross deferred tax assets	1,371	1,663

Gross deferred tax liabilities:
Property and equipment	(1,607)	(1,543)
Deferred credit card income	(145)	(166)
Other	(174)	(64)

Total gross deferred tax liabilities	(1,926)	(1,773)

Total net deferred tax asset/(liability)	$(555)	$(110)

        We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2009 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Unrecognized Tax Benefit Liabilities (millions)	2010	2009

Balance at beginning of period	$452	$434
Additions based on tax positions related to the current year	16	119
Additions for tax positions of prior years	68	47
Reductions for tax positions of prior years	(222)	(61)
Settlements	(12)	(87)

Balance at end of period	$302	$452

        If the Corporation were to prevail on all unrecognized tax benefit liabilities recorded, approximately $198 million of the $302 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefit liabilities are recorded within income tax expense. During the years ended January 29, 2011 and January 30, 2010, we recorded a net benefit from the reversal of accrued penalties and interest of approximately $28 million and $10 million, respectively. During the year ended January 31, 2009, we recorded a net expense for accrued penalties and interest of approximately $33 million. We had accrued for the payment of interest and penalties of approximately $95 million at January 29, 2011 and $127 million at January 30, 2010.

        The January 30, 2010 liability for uncertain tax positions included $133 million for tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility. During 2010, we filed a tax accounting method change that resolved the uncertainty surrounding the timing of deductions for these tax positions, resulting in a $133 million decrease to our unrecognized tax benefit liability and no impact on income tax expense in 2010.

        In addition, we resolved various state income tax matters in 2010, resulting in a reduction of approximately $80 million to our unrecognized tax benefit liability, which also reduced tax expense in 2010. It is reasonably possible that the amount of the unrecognized tax benefit liabilities with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however an estimate of the amount or range of the change cannot be made at this time.

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

23. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 29, 2011	January 30, 2010

General liability and workers' compensation (a)	$470	$490
Deferred compensation	396	353
Income tax	313	579
Pension and postretirement health care benefits	128	178
Other	300	306

Total	$1,607	$1,906

(a)
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

        Share repurchases for the last three years, repurchased primarily through open market transactions, were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment

2008	67.2	$50.49	$3,395
2009	9.9	48.54	479
2010	47.8	52.44	2,508

Total	124.9	$51.08	$6,382

        Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts (a) (millions)	Total Cash Investment	Aggregate Market Value (b)

2008	$249	$251
2009	56	60
2010	56	61

Total	$361	$372

(a)
These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 26.
(b)
At their respective settlement dates.

        Our share repurchases during 2008 included 30 million shares that were acquired through the exercise of call options.

Call Option Repurchase Details
	Number of Options Exercised		(amounts per share)
		Exercise Date				Total Cost (millions)
Series			Premium (a)	Strike Price	Total

Series I	10,000,000	April 2008	$11.04	$40.32	$51.36	$514
Series II	10,000,000	May 2008	10.87	39.31	50.18	502
Series III	10,000,000	June 2008	11.20	39.40	50.60	506

Total	30,000,000		$11.04	$39.68	$50.71	$1,522

(a)
Paid in January 2008.

25. Share-Based Compensation

        We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. Our long-term incentive plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 17,552,454 at January 29, 2011 and 21,450,009 at January 30, 2010.

        Total share-based compensation expense recognized in the Consolidated Statements of Operations was $109 million, $103 million and $72 million in 2010, 2009 and 2008, respectively. The related income tax benefit was $43 million, $40 million and $28 million in 2010, 2009 and 2008, respectively.

Stock Options

        We grant nonqualified stock options to certain team members under the Plan that generally vest and become exercisable annually in equal amounts over a four-year period and expire 10 years after the grant date. We also grant options to the non-employee members of our Board of Directors which vest immediately and become exercisable after one year with a term equal to the lesser of 10 years from date of grant or 5 years following departure from the Board. Starting in 2010, the options granted to our Board of Directors vest quarterly over a one-year period.

Stock Option Activity	Stock Options (a)
	Total Outstanding			Exercisable
	No. of Options (b)	Exercise Price (c)	Intrinsic Value (d)	No. of Options (b)	Exercise Price (c)	Intrinsic Value (d)

January 30, 2010	38,242	$44.05	$331	22,453	$44.59	$189
Granted	4,584	55.33
Expired/forfeited	(956)	44.87
Exercised/issued	(7,220)	37.57

January 29, 2011	34,650	$46.87	$288	20,813	$47.06	$172

(a)
Includes stock appreciation rights granted to certain non-U.S. team members.
(b)
In thousands.
(c)
Weighted average per share.
(d)
Represents stock price appreciation subsequent to the grant date, in millions.

        We use a Black-Scholes valuation model to estimate the fair value of the options at grant date based on the assumptions noted in the following table. Volatility represents an average of market estimates for implied volatility of Target common stock. The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior. The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date.

Valuation Assumptions	2010	2009	2008

Dividend yield	1.8%	1.4%	1.9%
Volatility	26%	31%	47%
Risk-free interest rate	2.1%	2.7%	1.5%
Expected life in years	5.5	5.5	5.5
Stock options grant date fair value	$12.51	$14.18	$12.87

Stock Option Exercises (in millions)	2010	2009	2008

Cash received for exercise price	$271	$62	$31
Intrinsic value	132	21	14
Income tax benefit	52	8	5

        Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At January 29, 2011, there was $120 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.3 years. The weighted average remaining life of currently exercisable options is 5.4 years, and the weighted average remaining life of all outstanding options is 6.7 years. The total fair value of options vested was $87 million, $85 million and $69 million, in 2010, 2009 and 2008, respectively.

Performance Share Units

        We have issued performance share units to certain team members annually since January 2003. These units represent shares potentially issuable in the future; historically, the units have been issued based upon the attainment of certain compound annual growth rates in revenue and EPS over a three-year performance period. Beginning with the March 2009 grant, issuance is based upon our performance relative to a retail peer group over a three-year performance period on two measures: domestic market share change and EPS growth. The fair value of performance share units is calculated based on the stock price at the time of grant. The weighted average grant date fair value for performance share units was $52.62 in 2010, $27.18 in 2009 and $51.68 in 2008.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)		Grant Date Price (b)

January 30, 2010	2,199		$44.96
Granted	442		52.62
Forfeited	(657)		58.80
Vested	—		—

January 29, 2011	1,984	(c)	$42.10

(a)
Assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding units at January 29, 2011 was 1,046.
(b)
Weighted average per unit.
(c)
Because the performance criteria were not met, approximately 728 thousand of these performance share units outstanding at January 29, 2011 were not earned and will be forfeited in the first quarter of 2011.

        Compensation expense associated with unvested performance share units is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for currently unvested awards could reach a maximum of $16 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 0.8 years. The fair value of performance share units vested and converted was $0 in 2010, $1 million in 2009, and $36 million in 2008.

Restricted Stock

        We issue restricted stock units and restricted stock awards (collectively restricted stock) to certain team members with three-year cliff vesting from the date of grant. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. Restricted stock units represent shares potentially issuable in the future whereas restricted stock awards represent shares issued upon grant that are restricted. The fair value for restricted stock units and restricted stock awards is calculated based on the stock price at the time of grant. The weighted average grant date fair value for restricted stock was $55.17 in 2010, $49.41 in 2009 and $34.64 in 2008.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Price (b)

January 30, 2010	767	$33.47
Granted	578	55.17
Forfeited	—	—
Vested	(207)	11.91

January 29, 2011	1,138	$48.29

(a)
Represents the number of restricted stock units and restricted stock awards, in thousands.
(b)
Weighted average per unit.

        Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At January 29, 2011, there was $33 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.2 years. The fair value of restricted stock vested and converted was $3 million in 2010, $12 million in 2009, and $3 million in 2008.

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

        In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 3,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants in this plan, excluding executive officer participants, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering substantially fewer than 100 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms. In response to changing requirements regarding the federal income tax treatment of nonqualified deferred compensation arrangements resulting from Section 409A to the Internal Revenue Code, we allowed participants to elect to accelerate the distribution dates for their account balances during 2009 and 2008. This election was not available in 2010. Participant elections resulted in payments of $29 million in 2009 and $86 million in 2008.

        We mitigate some of our risk of offering the nonqualified plans through investing in vehicles, including company-owned life insurance and prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked to market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $4 million in 2010, $36 million in 2009 and $(19) million in 2008. During 2010 and 2009, we invested approximately $41 million and $34 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. In 2010, 2009 and 2008, these repurchases totaled 1.1 million, 1.5 million and 4.7 million shares, respectively, and are included in the total share repurchases described in Note 24.

Prepaid Forward Contracts on Target Common Stock
(millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment

January 30, 2010	1.5	$42.77	$79	$66
January 29, 2011	1.2	$44.09	$63	$51

        The settlement dates of these instruments are regularly renegotiated with the counterparty.

Plan Expenses (millions)	2010	2009	2008

401(k) Plan
Matching contributions expense	$190	$178	$178
Nonqualified Deferred Compensation Plans
Benefits expense/(income) (a)	$63	$83	$(80)
Related investment loss/(income) (b)	(31)	(77)	83

Nonqualified plan net expense	$32	$6	$3

(a)
Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.

(b)
Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

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

        We recognize that our obligations to plan participants can only be met over time through a combination of company contributions to these plans and earnings on plan assets. In light of this concept, we elected to contribute $153 million and $252 million to our qualified plans during 2010 and 2009, respectively. This restored the qualified plans to a fully-funded status at year-end on an ABO (Accumulated Benefit Obligation) basis.

        During 2009, we amended our postretirement health care plan, resulting in a $46 million reduction to our recorded liability, with a corresponding increase to shareholders' equity of $28 million, net of taxes of $18 million. The financial benefits of this amendment will be recognized through a reduction of benefit plan expense over the six years subsequent to the amendment.

        The following tables provide a summary of the changes in the benefit obligations, fair value of plan assets, and funded status and amounts recognized in our Consolidated Statement of Financial Position for our postretirement benefit plans:

	Pension Benefits
Change in Projected Benefit Obligation					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2010	2009	2010	2009	2010	2009

Benefit obligation at beginning of year	$2,227	$1,948	$33	$36	$87	$117
Service cost	114	99	1	1	9	7
Interest cost	127	123	2	2	4	6
Actuarial (gain)/loss	160	155	(2)	(3)	3	33
Participant contributions	2	1	—	—	6	6
Benefits paid	(105)	(99)	(3)	(3)	(15)	(18)
Plan amendments	—	—	—	—	—	(64)

Benefit obligation at end of year	$2,525	$2,227	$31	$33	$94	$87

	Pension Benefits
Change in Plan Assets					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2010	2009	2010	2009	2010	2009

Fair value of plan assets at beginning of year	$2,157	$1,771	$—	$—	$—	$—
Actual return on plan assets	308	232	—	—	—	—
Employer contributions	153	252	3	3	9	12
Participant contributions	2	1	—	—	6	6
Benefits paid	(105)	(99)	(3)	(3)	(15)	(18)

Fair value of plan assets at end of year	2,515	2,157	—	—	—	—
Benefit obligation at end of year	2,525	2,227	31	33	94	87

Funded status	$(10)	$(70)	$(31)	$(33)	$(94)	$(87)

        Amounts recognized in the Consolidated Statements of Financial Position consist of the following:

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans (a)
(millions)	2010	2009	2010	2009

Other noncurrent assets	$5	$2	$—	$—
Accrued and other current liabilities	(1)	(1)	(11)	(13)
Other noncurrent liabilities	(14)	(71)	(114)	(107)

Net amounts recognized	$(10)	$(70)	$(125)	$(120)

(a)
Includes postretirement health care benefits.

        The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income			Postretirement
	Pension Plans		Health Care Plans
(millions)	2010	2009	2010	2009

Net actuarial loss	$895	$900	$48	$50
Prior service credits	(1)	(5)	(51)	(62)

Amounts in accumulated other comprehensive income	$894	$895	$(3)	$(12)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended January 29, 2011 and January 30, 2010, related to our pension and postretirement health care plans:

			Postretirement Health Care Benefits
Change in Accumulated Other Comprehensive Income (millions)	Pension Benefits
	Pretax	Net of tax	Pretax	Net of tax

January 31, 2009	$821	$499	$19	$11
Net actuarial loss	96	58	33	20
Amortization of net actuarial losses	(24)	(14)	(2)	(1)
Amortization of prior service costs and transition	2	1	2	1
Plan amendments	—	—	(64)	(38)

January 30, 2010	$895	$544	$(12)	$(7)
Net actuarial loss	40	25	3	2
Amortization of net actuarial losses	(44)	(27)	(4)	(3)
Amortization of prior service costs and transition	3	1	10	6

January 29, 2011	$894	$543	$(3)	$(2)

        The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2011:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of tax

Net actuarial loss	$70	$42
Prior service credits	(12)	(7)

Total amortization expense	$58	$35

        The following table summarizes our net pension and postretirement health care benefits expense for the years 2010, 2009 and 2008:

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits			Postretirement Health Care Benefits
(millions)	2010	2009	2008	2010	2009	2008

Service cost benefits earned during the period	$115	$100	$94	$9	$7	$5
Interest cost on projected benefit obligation	129	125	116	4	6	7
Expected return on assets	(191)	(177)	(162)	—	—	—
Amortization of losses	44	24	16	4	2	—
Amortization of prior service cost	(3)	(2)	(4)	(10)	(2)	—

Total	$94	$70	$60	$7	$13	$12

        Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2010	2009

Accumulated benefit obligation (ABO) for all plans (a)	$2,395	$2,118
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	47	48
Total ABO for pension plans with an ABO in excess of plan assets	42	42
Fair value of plan assets for pension plans with an ABO in excess of plan assets	—	—

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

        Weighted average assumptions used to determine benefit obligations as of the measurement date were as follows:

			Postretirement Health Care Benefits
Weighted Average Assumptions	Pension Benefits
	2010	2009	2010	2009

Discount rate	5.50%	5.85%	4.35%	4.85%
Average assumed rate of compensation increase	4.00%	4.00%	n/a	n/a

        Weighted average assumptions used to determine net periodic benefit expense for each fiscal year were as follows:

	Pension Benefits
Weighted Average Assumptions
				Postretirement Health Care Benefits
	2010	2009	2008	2010		2009		2008

Discount rate	5.85%	6.50%	6.45%	4.85	%(a)	6.50	%(a)	6.45%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a		n/a		n/a
Average assumed rate of compensation increase	4.00%	4.25%	4.25%	n/a		n/a		n/a

(a)
Due to the remeasurement from the plan amendment in the third quarter of 2009, the discount rate was decreased from 6.50 percent to 4.85 percent.

        The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (e.g., the prior measurement date). With an essentially stable asset allocation over the following time periods, our most recent annualized rate of return on qualified plans' assets has averaged 5.9 percent, 6.1 percent and 8.6 percent for the 5-year, 10-year and 15-year periods, respectively.

        The expected Market-Related Value of Assets (MRV) is determined each year by adjusting the previous year's value by expected return, benefit payments and cash contributions. The expected MRV is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.

        Our expected annualized long-term rate of return assumptions as of January 29, 2011 were 8.5 percent for domestic and international equity securities, 5.5 percent for long-duration debt securities, 8.5 percent for balanced funds and 10.0 percent for other investments. Balanced funds primarily invest in equities, nominal and inflation-linked fixed income securities, commodities and public real estate. They seek to generate capital market returns while reducing market risk by investing globally in highly diversified portfolios of public securities. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets.

        An increase in the cost of covered health care benefits of 7.5 percent was assumed for 2010 and is assumed for 2011. The rate will be reduced to 5.0 percent in 2019 and thereafter.

Health Care Cost Trend Rates—1% Change (millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	6	(5)

Plan Assets

        Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment's asset class. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which may include the use of interest rate swaps, total return swaps and other instruments.

		Actual allocation
Asset Category	Current targeted allocation
		2010	2009

Domestic equity securities (a)	19%	18%	19%
International equity securities	12	10	10
Debt securities	25	25	28
Balanced funds	30	26	19
Other (b)	14	21	24

Total	100%	100%	100%

(a)
Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 29, 2011 and January 30, 2010.
(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments, and a 3 percent allocation to real estate.

		Fair Value at January 29, 2011				Fair Value at January 30, 2010
Fair Value Measurements (millions)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$195	$—	$195	$—	$206	$—	$206	$—
Common collective trusts (a)	490	—	490	—	464	—	464	—
Equity securities (b)	36	36	—	—	26	26	—	—
Government securities (c)	259	—	259	—	223	—	223	—
Fixed income (d)	397	—	397	—	365	—	365	—
Balanced funds (e)	596	—	596	—	404	—	404	—
Private equity funds (f)	327	—	—	327	336	—	—	336
Other (g)	130	—	3	127	133	—	14	119

Total	$2,430	$36	$1,940	$454	$2,157	$26	$1,676	$455

Contributions in transit (h)	85

Total plan assets	$2,515

(a)
Passively managed index funds with holdings in domestic and international equities.
(b)
Investments in U.S. small-, mid- and large-cap companies.
(c)
Investments in government securities and passively managed index funds with holdings in long-term government bonds.
(d)
Investments in corporate bonds, mortgage-backed securities and passively managed index funds with holdings in long-term corporate bonds.
(e)
Investments in equities, nominal and inflation-linked fixed income securities, commodities and public real estate.
(f)
Includes venture capital, mezzanine and high-yield debt, natural resources and timberland funds.
(g)
Investments in multi-strategy hedge funds (including domestic and international equity securities, convertible bonds and other alternative investments), real estate and derivative investments.
(h)
Represents $20 million in contributions to equity securities and $65 million in contributions to balanced funds held by investment managers, but not yet invested in the respective funds as of January 29, 2011.

		Actual return on plan assets (a)
Level 3 Reconciliation (millions)
	Balance at beginning of period	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfers in and/or out of Level 3	Balance at end of period

2009
Private equity funds	$317	$19	$1	$(1)	$—	$336
Other	131	(20)	—	8	—	119

2010
Private equity funds	$336	$28	$12	$(49)	$—	$327
Other	119	7	2	(1)	—	127

(a)
Represents realized and unrealized gains (losses) from changes in values of those financial instruments only for the period in which the instruments were classified as Level 3.

Position	Valuation Technique

Cash and cash equivalents	These investments are cash holdings and investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the fund. The NAV for the investment vehicles is based on the value of the underlying assets owned by the fund minus applicable costs and liabilities, and then divided by the number of shares outstanding.
Equity securities	Valued at the closing price reported on the major market on which the individual securities are traded.
Common collective trusts/balanced funds/certain multi-strategy hedge funds	Valued using the NAV provided by the administrator of the fund. The NAV is a quoted transactional price for participants in the fund, which do not represent an active market.
Fixed income and government securities	Valued using matrix pricing models and quoted prices of securities with similar characteristics.
Private equity/real estate/certain multi-strategy hedge funds/other
Valued by deriving Target's proportionate share of equity investment from audited financial statements. Private equity and real estate investments require significant judgment on the part of the fund manager due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Certain multi-strategy hedge funds represent funds of funds that include liquidity restrictions and for which timely valuation information is not available.

Contributions

        In 2010 and 2009, we made discretionary contributions of $153 million and $252 million, respectively, to our qualified defined benefit pension plans. Even though we are not required to make any contributions, we may elect to make contributions depending on investment performance and the pension plan funded status in 2011. We expect to make contributions in the range of $10 million to $15 million to our postretirement health care benefit plan in 2011.

Estimated Future Benefit Payments

        Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2011	$129	$8
2012	138	7
2013	145	7
2014	154	8
2015	161	9
2016-2020	935	67

28. Segment Reporting

        Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

	2010			2009			2008
Business Segment Results (millions)
	Retail	Credit Card	Total	Retail	Credit Card	Total	Retail	Credit Card	Total

Sales/Credit card revenues	$65,786	$1,604	$67,390	$63,435	$1,922	$65,357	$62,884	$2,064	$64,948
Cost of sales	45,725	—	45,725	44,062	—	44,062	44,157	—	44,157
Bad debt expense (a)	—	528	528	—	1,185	1,185	—	1,251	1,251
Selling, general and administrative/ Operations and marketing expenses (a), (b)	13,367	433	13,801	12,989	425	13,414	12,838	474	13,312
Depreciation and amortization	2,065	19	2,084	2,008	14	2,023	1,808	17	1,826

Earnings before interest expense and income taxes	4,629	624	5,252	4,376	298	4,673	4,081	322	4,402
Interest expense on nonrecourse debt collateralized by credit card receivables	—	83	83	—	97	97	—	167	167

Segment profit	$4,629	$541	$5,169	$4,376	$201	$4,576	$4,081	$155	$4,236
Unallocated (income)/expense:
Other interest expense			677			707			727
Interest income			(3)			(3)			(28)

Earnings before income taxes			$4,495			$3,872			$3,536

(a)
The combination of bad debt expense and operations and marketing expenses within the Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)
Loyalty Program discounts are recorded as reductions to sales in our Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our Credit Card segment reimburses our Retail Segment to better align with the attributes of the new program. These reimbursed amounts were $102 million in 2010, $89 million in 2009 and $117 million in 2008. In all periods these amounts were recorded as reductions to SG&A expenses within the Retail Segment and increases to operations and marketing expenses within the Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

	2010			2009
Total Assets by Business Segment (millions)
	Retail	Credit Card	Total	Retail	Credit Card	Total

Total assets	$37,324	$6,381	$43,705	$37,200	$7,333	$44,533

        Substantially all of our revenues are generated and long-lived assets are located within the United States.

29. Quarterly Results (Unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2010 and 2009:

Quarterly Results (millions, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Total revenues	$15,593	$14,833	$15,532	$15,067	$15,605	$15,276	$20,661	$20,181	$67,390	$65,357
Earnings before income taxes	1,055	824	1,081	957	773	683	1,588	1,409	4,495	3,872
Net earnings	671	522	679	594	535	436	1,035	936	2,920	2,488
Basic earnings per share	0.91	0.69	0.93	0.79	0.75	0.58	1.46	1.25	4.03	3.31
Diluted earnings per share	0.90	0.69	0.92	0.79	0.74	0.58	1.45	1.24	4.00	3.30
Dividends declared per share	0.17	0.16	0.25	0.17	0.25	0.17	0.25	0.17	0.92	0.67
Closing common stock price
High	58.05	41.26	57.13	43.79	55.05	51.35	60.77	52.02	60.77	52.02
Low	48.64	25.37	49.00	36.75	50.72	41.38	53.48	45.30	48.64	25.37

Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 28, 2011. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information – Business Ethics and Conduct and General Information About the Board of Directors and Corporate Governance – Committees, of Target's Proxy Statement to be filed on or about April 28, 2011, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

        Executive and Director Compensation, of Target's Proxy Statement to be filed on or about April 28, 2011, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Beneficial Ownership of Certain Shareholders and Equity Compensation Plan Information, of Target's Proxy Statement to be filed on or about April 28, 2011, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Certain Relationships and General Information About the Board of Directors – Director Independence, of Target's Proxy Statement to be filed on or about April 28, 2011, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Audit and Non-audit Fees, of Target's Proxy Statement to be filed on or about April 28, 2011, are incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this report:

a)
Financial Statements

Consolidated Statements of Operations for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
Consolidated Statements of Financial Position at January 29, 2011 and January 30, 2010
Consolidated Statements of Cash Flows for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
Consolidated Statements of Shareholders' Investment for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        Financial Statement Schedules

        For the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009:

                II – Valuation and Qualifying Accounts

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(2)A	†	Transaction Agreement dated January 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)
B		By-Laws (as amended through September 9, 2009) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)
C		Registrant agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (5)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated on May 28, 2009) (6)
C	*	Target Corporation SPP I (2010 Plan Statement) (7)
D	*	Target Corporation SPP II (2010 Plan Statement) (8)
E	*	Target Corporation SPP III (2010 Plan Statement) (9)
F	*	Target Corporation Officer Deferred Compensation Plan (10)
G	*	Target Corporation Officer EDCP (2010 Plan Statement) (11)
H	*	Amended and Restated Deferred Compensation Plan Directors (12)
I	*	Target Corporation DDCP (2009 Plan Statement) (13)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated January 13, 2010) (14)

K	*	Target Corporation Executive Excess Long Term Disability Plan (15)
L	*	Director Retirement Program (16)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (17)
N	*	Agreement between Target Corporation, Target Enterprise, Inc. and Troy Risch
O		Five-Year Credit Agreement dated as of April 12, 2007 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (18)
P	‡	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association (19)
Q		Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association (20)
R		Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association (21)
S		Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (22)
T		Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (23)
U		Amendment No. 1 dated as of November 10, 2009 to Note Purchase Agreement among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association
V		Amendment No. 2 dated as of January 31, 2011 to Note Purchase Agreement among Target Corporation, Target Receivables LLC (formerly known as Target Receivables Corporation), JPMN II Inc. (formerly known as BOTAC, Inc.) and Chase Bank USA, National Association
W		Amendment No. 1 dated as of January 31, 2011 to Series 2008-1 Supplement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank, and Wells Fargo Bank, National Association
X		Amendment No. 2 dated as of January 31, 2011 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

†
Excludes the Disclosure Letter referred to in the agreement, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.
*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
‡
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(1)
Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
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
(5)
Incorporated by reference to Appendix B to the Registrant's Proxy Statement filed April 9, 2007.
(6)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 1, 2009.
(7)
Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended January 30, 2010.
(8)
Incorporated by reference to Exhibit (10)F to Target's Form 10-K Report for the year ended January 30, 2010.
(9)
Incorporated by reference to Exhibit (10)G to Target's Form 10-K Report for the year ended January 30, 2010.
(10)
Incorporated by reference to Exhibit (10)H to Target's Form 10-K Report for the year ended January 30, 2010.
(11)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended January 30, 2010.
(12)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(13)
Incorporated by reference to Exhibit (10)K to Target's Form 10-K Report for the year ended January 31, 2009.
(14)
Incorporated by reference to Exhibit (10)L to Target's Form 10-K Report for the year ended January 30, 2010.
(15)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(16)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(17)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(18)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended May 5, 2007.
(19)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(20)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(21)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(22)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(23)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended August 2, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 11, 2011		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 11, 2011	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 11, 2011	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN CALVIN DARDEN MARY N. DILLON JAMES A. JOHNSON	DERICA W. RICE STEPHEN W. SANGER JOHN G. STUMPF SOLOMON D. TRUJILLO
MARY E. MINNICK ANNE M. MULCAHY		Directors

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 11, 2011		Douglas A. Scovanner Attorney-in-fact

TARGET CORPORATION
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2010, 2009 and 2008

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2010	$1,016	528	(854)	$690
2009	$1,010	1,185	(1,179)	$1,016
2008	$570	1,251	(811)	$1,010

Sales returns reserves (a):
2010	$41	1,146	(1,149)	$38
2009	$29	1,118	(1,106)	$41
2008	$29	1,088	(1,088)	$29

(a)
These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $97 million, $99 million and $100 million for 2010, 2009 and 2008, respectively.

Exhibit Index

Exhibit	Description	Manner of Filing

(2)A	Transaction Agreement dated January 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation, and Target Canada Co.	Filed Electronically
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)	Incorporated by Reference
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated on May 28, 2009)	Incorporated by Reference
(10)C	Target Corporation SPP I (2010 Plan Statement)	Incorporated by Reference
(10)D	Target Corporation SPP II (2010 Plan Statement)	Incorporated by Reference
(10)E	Target Corporation SPP III (2010 Plan Statement)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2010 Plan Statement)	Incorporated by Reference
(10)H	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference
(10)I	Target Corporation DDCP (2009 Plan Statement)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated January 13, 2010)	Incorporated by Reference
(10)K	Target Corporation Executive Excess Long Term Disability Plan	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference
(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Agreement between Target Corporation, Target Enterprise, Inc. and Troy Risch	Filed Electronically
(10)O	Five-Year Credit Agreement dated as of April 12, 2007 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)P	Note Purchase Agreement dated May 5, 2008 among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association	Incorporated by Reference
(10)Q	Indenture dated as of May 19, 2008 between Target Credit Card Owner Trust 2008-1 and Wells Fargo Bank, National Association	Incorporated by Reference
(10)R	Series 2008-1 Supplement dated as of May 19, 2008 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank, and Wells Fargo Bank, National Association	Incorporated by Reference
(10)S	Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference

Exhibit	Description	Manner of Filing

(10)T	Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(10)U	Amendment No. 1 dated as of November 10, 2009 to Note Purchase Agreement among Target Corporation, Target Receivables Corporation, BOTAC, Inc. and Chase Bank USA, National Association	Filed Electronically
(10)V	Amendment No. 2 dated as of January 31, 2011 to Note Purchase Agreement among Target Corporation, Target Receivables LLC (formerly known as Target Receivables Corporation), JPMN II Inc. (formerly known as BOTAC, Inc.) and Chase Bank USA, National Association	Filed Electronically
(10)W	Amendment No. 1 dated as of January 31, 2011 to Series 2008-1 Supplement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank, and Wells Fargo Bank, National Association	Filed Electronically
(10)X	Amendment No. 2 dated as of January 31, 2011 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)	Filed Electronically
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically