Form 10-Q
period 2011-04-30
TARGET CORP
filed 2011-05-26
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 23, 2011 were 689,145,299.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended
	April 30,	May 1,
(millions, except per share data) (unaudited)	2011	2010
Sales	$15,580	$15,158
Credit card revenues	355	435
Total revenues	15,935	15,593
Cost of sales	10,838	10,412
Selling, general and administrative expenses	3,233	3,143
Credit card expenses	88	280
Depreciation and amortization	512	516
Earnings before interest expense and income taxes	1,264	1,242
Net interest expense
Nonrecourse debt collateralized by credit card receivables	19	23
Other interest expense	164	165
Interest income	—	(1)
Net interest expense	183	187
Earnings before income taxes	1,081	1,055
Provision for income taxes	392	384
Net earnings	$689	$671
Basic earnings per share	$0.99	$0.91
Diluted earnings per share	$0.99	$0.90
Weighted average common shares outstanding
Basic	692.6	739.9
Diluted	697.4	745.7

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	April 30,	January 29,	May 1,
(millions)	2011	2011	2010
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including marketable securities of $872, $1,129 and $1,015	$1,424	$1,712	$1,578
Credit card receivables, net of allowance of $565, $690 and $930	5,721	6,153	6,330
Inventory	7,696	7,596	7,249
Other current assets	1,527	1,752	2,065
Total current assets	16,368	17,213	17,222
Property and equipment
Land	5,989	5,928	5,803
Buildings and improvements	23,197	23,081	22,332
Fixtures and equipment	4,691	4,939	4,597
Computer hardware and software	2,270	2,533	2,428
Construction-in-progress	837	567	497
Accumulated depreciation	(11,336)	(11,555)	(10,445)
Property and equipment, net	25,648	25,493	25,212
Other noncurrent assets	980	999	889
Total assets	$42,996	$43,705	$43,323
Liabilities and shareholders’ investment
Accounts payable	$6,296	$6,625	$6,150
Accrued and other current liabilities	3,229	3,326	3,183
Unsecured debt and other borrowings	1,124	119	797
Nonrecourse debt collateralized by credit card receivables	189	—	67
Total current liabilities	10,838	10,070	10,197
Unsecured debt and other borrowings	10,640	11,653	10,642
Nonrecourse debt collateralized by credit card receivables	3,776	3,954	4,152
Deferred income taxes	916	934	916
Other noncurrent liabilities	1,596	1,607	1,819
Total noncurrent liabilities	16,928	18,148	17,529
Shareholders’ investment
Common stock	57	59	62
Additional paid-in capital	3,345	3,311	3,010
Retained earnings	12,398	12,698	13,098
Accumulated other comprehensive loss	(570)	(581)	(573)
Total shareholders’ investment	15,230	15,487	15,597
Total liabilities and shareholders’ investment	$42,996	$43,705	$43,323
Common shares outstanding	689.0	704.0	738.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Three Months Ended
	April 30,	May 1,
(millions) (unaudited)	2011	2010
Operating activities
Net earnings	$689	$671
Reconciliation to cash flow
Depreciation and amortization	512	516
Share-based compensation expense	21	25
Deferred income taxes	100	109
Bad debt expense	12	197
Non-cash (gains)/losses and other, net	19	(119)
Changes in operating accounts:
Accounts receivable originated at Target	149	201
Inventory	(99)	(70)
Other current assets	84	(56)
Other noncurrent assets	14	(35)
Accounts payable	(330)	(361)
Accrued and other current liabilities	(103)	63
Other noncurrent liabilities	(16)	17
Cash flow provided by operations	1,052	1,158
Investing activities
Expenditures for property and equipment	(632)	(407)
Proceeds from disposal of property and equipment	1	12
Change in accounts receivable originated at third parties	271	238
Other investments	(10)	(18)
Cash flow required for investing activities	(370)	(175)
Financing activities
Reductions of long-term debt	—	(1,170)
Dividends paid	(174)	(126)
Repurchase of stock	(812)	(378)
Stock option exercises and related tax benefit	16	69
Cash flow required for financing activities	(970)	(1,605)
Net decrease in cash and cash equivalents	(288)	(622)
Cash and cash equivalents at beginning of period	1,712	2,200
Cash and cash equivalents at end of period	$1,424	$1,578

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
Net earnings	—	—	—	2,920	—	—	2,920
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	(4)	—	(4)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1
Total comprehensive income							2,920
Dividends declared	—	—	—	(659)	—	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	—	(2,514)
Stock options and awards	7.2	1	392	—	—	—	393
January 29, 2011	704.0	$59	$3,311	$12,698	$(541)	$(40)	$15,487
(unaudited)
Net earnings	—	—	—	689	—	—	689
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $5	—	—	—	—	9	—	9
Net change on cash flow hedges, net of taxes of $0	—	—	—	—	—	1	1
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	1	1
Total comprehensive income							700
Dividends declared	—	—	—	(172)	—	—	(172)
Repurchase of stock	(15.4)	(2)	—	(817)	—	—	(819)
Stock options and awards	0.4	—	34	—	—	—	34
April 30, 2011	689.0	$57	$3,345	$12,398	$(532)	$(38)	$15,230

Dividends declared per share were $0.25 and $0.17 for the three months ended April 30, 2011 and May 1, 2010, respectively.  For the fiscal year ended January 29, 2011, dividends declared per share were $0.92.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2010 Form 10-K for Target Corporation (Target or the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See the notes in our Form 10-K for the fiscal year ended January 29, 2011, for those policies. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.  All amounts are in U.S. dollars unless otherwise stated.

2.  Earnings Per Share

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

Earnings Per Share
(millions, except per share data)	April 30, 2011	May 1, 2010
Net earnings	$ 689	$ 671
Basic weighted average common shares outstanding	692.6	739.9
Dilutive impact of stock-based awards	4.8	5.8
Diluted weighted average common shares outstanding	697.4	745.7
Basic earnings per share	$ 0.99	$ 0.91
Diluted earnings per share	$ 0.99	$ 0.90

For the quarter ended April 30, 2011 and May 1, 2010, 14.5 million and 11.6 million stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements —
Recurring Basis	Fair Value at			Fair Value at			Fair Value at
	April 30, 2011			January 29, 2011			May 1, 2010
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$872	$—	$—	$1,129	$—	$—	$1,015	$—	$—
Other current assets
Prepaid forward contracts	65	—	—	63	—	—	69	—	—
Other	—	4	—	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	132	—	—	139	—	—	133	—
Company-owned life insurance investments(b)	—	370	—	—	358	—	—	343	—
Total	$937	$506	$—	$1,192	$497	$—	$1,084	$476	$—
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	$—	$54	$—	$—	$54	$—	$—	$29	$—
Total	$—	$54	$—	$—	$54	$—	$—	$29	$—

(a)                 There were no interest rate swaps designated as accounting hedges at April 30, 2011, January 29, 2011 or May 1, 2010.

(b)                 Company-owned life insurance investments consist of equity index funds and fixed income assets.  Amounts are presented net of loans that are secured by some of these policies of $648 million at April 30, 2011, $645 million at January 29, 2011, and $615 million at May 1, 2010.

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

Fair Value Measurements — Nonrecurring Basis
	Other current assets	Property and equipment
(millions)	Long-lived assets held for sale	Long-lived assets held and used(a)
Measured during the three months ended April 30, 2011:
Carrying amount	$2	$30
Fair value measurement	2	22
Gain/(loss)	$—	$(8)
Measured during the three months ended May 1, 2010:
Carrying amount	$—	$29
Fair value measurement	—	26
Gain/(loss)	$—	$(3)

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

Financial Instruments Not Measured at Fair Value	April 30, 2011		January 29, 2011		May 1, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$24	$24	$32	$32	$34	$34
Other noncurrent assets
Marketable securities(a)	2	2	4	4	3	3
Total	$26	$26	$36	$36	$37	$37
Financial liabilities
Total debt(b)	$15,251	$16,859	$15,241	$16,661	$15,291	$16,659
Total	$15,251	$16,859	$15,241	$16,661	$15,291	$16,659

(a)                 Held-to-maturity government-issued investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b)                 Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at April 30, 2011.

4.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of receivables. Substantially all accounts continue to accrue finance charges until they are written off. All past due accounts were incurring finance charges at April 30, 2011, January 29, 2011, and May 1, 2010. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	April 30, 2011		January 29, 2011		May 1, 2010
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,749	91.5%	$6,132	89.6%	$6,425	88.5%
1-29 days past due	227	3.6	292	4.3	283	3.9
30-59 days past due	100	1.6	131	1.9	166	2.3
60-89 days past due	59	0.9	79	1.1	107	1.5
90+ days past due	151	2.4	209	3.1	279	3.8
Period-end gross credit card receivables	$6,286	100%	$6,843	100%	$7,260	100%

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

Allowance for Doubtful Accounts
(millions)	April 30, 2011	January 29, 2011	May 1, 2010
Allowance at beginning of period	$ 690	$ 1,016	$ 1,016
Bad debt expense	12	528	197
Write-offs(a)	(184)	(1,007)	(318)
Recoveries(a)	47	153	35
Allowance at end of period	$ 565	$ 690	$ 930

(a)                 Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Deterioration of the macroeconomic conditions in the United States would adversely affect the risk profile of our credit card receivables portfolio based on credit card holders’ ability to pay their balances. If such deterioration were to occur, it would lead to an increase in bad debt expense. The Corporation monitors both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by periodically obtaining a statistically representative sample of current FICO scores, a nationally recognized credit scoring model. We update these FICO scores monthly, most recently in April 2011. The credit quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts.

Receivables Credit Quality
(millions)	April 30, 2011	January 29, 2011	May 1, 2010
Nondelinquent accounts (Current and 1 – 29 days past due)
FICO score of 700 or above	$ 2,771	$ 2,819	$ 2,812
FICO score of 600 to 699	2,503	2,737	2,861
FICO score below 600	702	868	1,034
Total nondelinquent accounts	5,976	6,424	6,707
Delinquent accounts (30+ days past due)	310	419	553
Period-end gross credit card receivables	$ 6,286	$ 6,843	$ 7,260

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDR). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 5.8 percent at April 30, 2011, 5.9 percent at January 29, 2011 and 6.5 percent at May 1, 2010. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the second quarter of 2008, we sold an interest in our credit card receivables to JPMorgan Chase (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TR LLC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum principal balance of $4.2 billion. Due to declines in gross credit card receivables, TR LLC repaid JPMC $566 million during 2010. No payments were made during the first quarter of 2011.  On May 25, 2011, TR LLC repaid an additional $189 million to JPMC.

If a three-month average of monthly finance charge excess (JPMC’s prorata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC’s interest, the Corporation must implement mutually agreed-upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC’s interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation’s systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC has the right to cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets.  In the first quarter of 2011, this agreement was amended to allow the Corporation to prepay the principal balance on the note payable to JPMC between September 30, 2011 and January 31, 2012. If we elect to prepay the outstanding balance, we will be required to pay a make-whole premium ranging from $85 million to $103 million, dependent upon the prepayment date.

All interests in our Credit Card Receivables issued by the Trust are accounted for as secured borrowings. Interest and principal payments are satisfied provided the cash flows from the Trust assets are sufficient and are nonrecourse to the general assets of the Corporation. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the Trust are sufficient. Future principal payments will be made from the third party’s prorata share of cash flows from the Trust assets.

Securitized Borrowings	April 30, 2011		January 29, 2011		May 1, 2010
	Debt		Debt		Debt
(millions)	Balance	Collateral	Balance	Collateral	Balance	Collateral
2008 Series(a)	$2,965	$3,061	$2,954	$3,061	$3,219	$3,372
2006/2007 Series	1,000	1,266	1,000	1,266	1,000	1,266
Total	$3,965	$4,327	$3,954	$4,327	$4,219	$4,638

(a) The debt balance for the 2008 Series is net of a 7% discount from JPMC. The unamortized portion of this discount was $96 million, $107 million and $153 million as of April 30, 2011, January 29, 2011, and May 1, 2010, respectively.

5.  Commitments and Contingencies

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million (Canadian dollars), due in two equal installments, one on May 27, 2011 and one in the third quarter of this year. We believe this transaction will allow us to open 100 to 150 Target stores in Canada, primarily during 2013. We are still in the process of evaluating each location currently leased by Zellers. We have selected 105 locations and expect to finalize the acquisition of these sites by early June 2011. We have the right to select up to 115 additional leases in advance of the second payment in third quarter 2011. We plan to invest between $1.8 billion to $2.3 billion over the next three years to renovate sites that we intend to convert into Target stores, establish supply chain capabilities, and build information-technology infrastructure. The amount we ultimately invest will be largely dependent on the number of sites we elect to convert into Target stores. During the three months ended April 30, 2011, the value of $1.00 ranged from C$0.95 to C$1.00.  On May 23, 2011, the value of $1.00 was equivalent to C$0.98.

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

6.  Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at April 30, 2011, January 29, 2011, or May 1, 2010.

There were no amounts outstanding under our commercial paper program at any time during the three months ended April 30, 2011 or May 1, 2010.

In April 2010, TR LLC repurchased and retired the entire $900 million series of nonrecourse debt collateralized by credit card receivables, at par, that otherwise would have matured in October 2010. No gain or loss was recorded other than insignificant expenses associated with retiring this debt.

In addition, TR LLC has made payments to JPMC to reduce its interest in our credit card receivables as described in Note 4, Credit Card Receivables.

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

Historically, the majority of our derivative instruments qualified for fair value hedge accounting treatment. During 2008, we terminated or de-designated certain interest rate swaps that were accounted for as hedges. Total net gains amortized into net interest expense for terminated or de-designated swaps were $10 million and $11 million during the three months ended April 30, 2011 and May 1, 2010, respectively.  The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $142 million, $152 million and $186 million, at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations		Three Months Ended
	Classification of	April 30,	May 1,
(millions)	Income/(Expense)	2011	2010
Interest Rate Swaps	Other interest expense	$11	$14

At April 30, 2011, there were no derivative instruments designated as accounting hedges. See Note 3, Fair Value Measurements, for a description of the fair value measurement of derivative contracts and their classification on the Consolidated Statements of Financial Position.

8.  Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest.

It is reasonably possible that the amount of the unrecognized tax benefit liabilities with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however an estimate of the amount or range of the change cannot be made at this time.

9.  Share Repurchase

We repurchased shares primarily through open market transactions under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. Share repurchases for the three months ended April 30, 2011 and May 1, 2010 were as follows:

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment
Three months ended May 1, 2010	7.5	$52.27	$394
Three months ended April 30, 2011	15.4	53.32	819

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a) (millions)	Total Cash Investment	Aggregate Market Value	(b)
Three months ended May 1, 2010	$15	$16
Three months ended April 30, 2011	7	7

(a)These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 10.

(b)At their respective settlement dates.

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

The following table provides a summary of the amounts recognized in our Consolidated Statements of Financial Position for our postretirement benefit plans:

Net Pension and Postretirement	Pension Benefits		Postretirement Health Care Benefits
Health Care Benefits Expense	Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,
(millions)	2011	2010	2011	2010
Service cost	$29	$29	$2	$2
Interest cost	34	32	1	1
Expected return on assets	(51)	(48)	—	—
Recognized losses	16	11	1	1
Recognized prior service cost	(1)	(1)	(2)	(2)
Total	$27	$23	$2	$2

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $(7) million during the three months ended April 30, 2011 and $7 million during the three months ended May 1, 2010. During first quarter 2011, we invested approximately $16 million in such investment instruments. This activity is included in the Consolidated Statements of Cash Flows within other investing activities. No investments were made in first quarter 2010. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts. For the three months ended April 30, 2011 and May 1, 2010, these repurchases totaled 0.1 million and 0.3 million shares, respectively, and are included in the total share repurchases described in Note 9.

At April 30, 2011, January 29, 2011 and May 1, 2010, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock		Contractual
(millions, except per share data)	Number of Shares	Price Paid per Share	Fair Value	Total Cash Investment
May 1, 2010	1.2	$41.67	$69	$51
January 29, 2011	1.2	44.09	63	51
April 30, 2011	1.3	45.12	65	60

11.  Segment Reporting

In January 2011, we entered into an agreement to purchase leasehold interests in up to 220 sites in Canada currently operated by Zellers. We believe this transaction will allow us to open 100 to 150 Target stores in Canada, primarily during 2013. We are still in the process of evaluating each location currently leased by Zellers. We have selected 105 locations and expect to finalize the acquisition of these sites by early June 2011. We have the right to select up to 115 additional leases in advance of the second payment in third quarter 2011. As a result of this transaction, we now have three reportable business segments: U.S. Retail, U.S. Credit Card and Canadian.

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended April 30, 2011				Three Months Ended May 1, 2010
	U.S.	U.S. Credit			U.S.	U.S. Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$15,580	$355	$—	$15,935	$15,158	$435	$—	$15,593
Cost of sales	10,838	—	—	10,838	10,412	—	—	10,412
Bad debt expense(a)	—	12	—	12	—	197	—	197
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,173	125	11	3,309	3,126	100	—	3,226
Depreciation and amortization	507	5	—	512	512	4	—	516
Earnings/(loss) before interest expense and income taxes	1,062	213	(11)	1,264	1,108	134	—	1,242
Interest expense on nonrecourse debt collateralized by credit card receivables	—	19	—	19	—	23	—	23
Segment profit/(loss)	$1,062	$194	$(11)	$1,245	$1,108	$111	$—	1,219
Unallocated (income) and expenses
Other interest expense				164				165
Interest income				—				(1)
Earnings before income taxes				$1,081				$1,055

(a)       The combination of bad debt expense and operations and marketing expenses, less amounts reimbursed to the U.S. Retail Segment, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b)       Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three months ended April 30, 2011, these reimbursed amounts were $49 million compared with $17 million in the corresponding period in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment
	April 30, 2011				January 29, 2011				May 1, 2010
	U.S.	U.S. Credit			U.S.	U.S. Credit			U.S.	U.S. Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Total assets	$37,032	$5,934	$30	$42,996	$37,324	$6,381	$—	$43,705	$36,633	$6,690	$—	$43,323

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.  However, as we expand our operations, an increasing proportion of our business will be in Canada.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $15,935 million for the three months ended April 30, 2011, an increase of $342 million or 2.2 percent from the same period in the prior year.  Consolidated earnings before interest expense and income taxes for first quarter 2011 increased by $22 million or 1.8 percent over first quarter 2010 to $1,264 million.  Cash flow provided by operations was $1,052 million and $1,158 million for the three months ended April 30, 2011 and May 1, 2010, respectively. We opened 6 new stores in the first quarter of 2011 (5 net of 1 relocation). During the three months ended May 1, 2010, we did not open any new stores or close any existing stores.

Our financial results for the first quarter of 2011 in our U.S. Retail Segment reflect increased sales of 2.8 percent over the same period last year due to a 2.0 percent comparable-store increase combined with the contribution from new stores.  Our U.S. Retail Segment EBITDA and EBIT margin rates decreased to 10.1 percent and 6.8 percent, respectively, in first quarter 2011 compared to 10.7 percent and 7.3 percent in first quarter 2010 due largely to a decrease in gross margin rate reflecting the impact of our 5% REDcard Rewards program and the increase in the number of stores with an expanded food assortment.

In the U.S. Credit Card Segment, we achieved a significant increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk.

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million (Canadian dollars), due in two equal installments, one on May 27, 2011 and one in the third quarter of this year. We believe this transaction will allow us to open 100 to 150 Target stores in Canada, primarily during 2013. We are still in the process of evaluating each location currently leased by Zellers. We have selected 105 locations and expect to finalize the acquisition of these sites by early June 2011.  We have the right to select up to 115 additional leases in advance of the second payment in third quarter 2011. During the three months ended April 30, 2011, start-up costs totaled $11 million and primarily consisted of legal, payroll, and consulting expenses.  These expenses are reported in SG&A expense within the consolidated statement of operations.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended
	April 30,	May 1,	Percent
(millions)	2011	2010	Change
Sales	$15,580	$15,158	2.8%
Cost of sales	10,838	10,412	4.1
Gross margin	4,742	4,746	(0.1)
SG&A expenses(a)	3,173	3,126	1.5
EBITDA	1,569	1,620	(3.1)
Depreciation and amortization	507	512	(0.8)
EBIT	$1,062	$1,108	(4.2)%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a) Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three months ended April 30, 2011, these reimbursed amounts were $49 million compared with $17 million in the corresponding period in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	Three Months Ended
	April 30,	May 1,
	2011	2010
Gross margin rate	30.4%	31.3%
SG&A expense rate	20.4%	20.6%
EBITDA margin rate	10.1%	10.7%
Depreciation and amortization expense rate	3.3%	3.4%
EBIT margin rate	6.8%	7.3%

U.S. Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

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

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended
	April 30,	May 1,
	2011	2010
Comparable-store sales	2.0%	2.8%
Components of changes in comparable-store sales:
Number of transactions	0.4%	2.2%
Average transaction amount	1.6%	0.7%
Units per transaction	4.4%	1.3%
Selling price per unit	(2.6)%	(0.7)%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Our Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa Credit Card and the Target Credit Card (Target Credit Cards).  Additionally, we offer a branded proprietary Target Debit Card.  Collectively, we refer to these products as REDcards®.  In October 2010, guests began to receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder of the incremental purchases on the REDcards representing a shift in tender type.

REDcard Penetration	Three Months Ended
	April 30,	May 1,
	2011	2010
Target Credit Cards	5.9%	4.4%
Target Debit Card	1.7%	0.5%
Total Store REDcard Penetration	7.6%	4.9%

Gross Margin Rate

Gross margin rate represents gross margin (sales less cost of sales) as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 29, 2011 for a description of costs included in cost of sales. Markup is the difference between an item’s cost and its retail price (expressed as a percentage of its retail price). Factors that affect markup include vendor offerings and negotiations, vendor income, sourcing strategies, market forces like raw material and freight costs, and competitive influences. Markdowns are the reduction in the original or previous price of retail merchandise. Factors that affect markdowns include inventory management, competitive influences and economic conditions.

For the three months ended April 30, 2011, our gross margin rate was 30.4 percent, decreasing from 31.3 percent in the comparable period last year due primarily to our 5% REDcard Rewards strategy and our expanded food assortment initiative, which together accounted for approximately two-thirds of the change. The 5% REDcard Rewards program drove a lower margin rate due primarily to the 5 percent discount, whereas our expanded food assortment initiative resulted in sales growth in lower-margin product categories that outpaced sales growth in higher-margin categories. The remaining decline in margin rate was primarily due to an increase in clearance and competitive markdowns.

Selling, General and Administrative Expense Rate

Our selling, general and administrative (SG&A) expense rate represents SG&A expenses as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 29, 2011 for a description of costs included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

For the three months ended April 30, 2011, the SG&A expense rate was 20.4 percent, a decrease from 20.6 percent in the same period last year. The change in rate was primarily driven by an approximate 0.4 percentage point impact from favorable leverage of overall compensation expense, including productivity improvements in our stores, partially offset by a net increase in aggregate expenses in all other areas, none of which were individually significant.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three months ended April 30, 2011, our depreciation and amortization expense rate was 3.3 percent, compared with 3.4 percent last year.

Store Data

During the three months ended April 30, 2011, we opened 6 new stores (5 net of 1 relocation). During the three months ended May 1, 2010, we did not open any new stores or close any existing stores. During the first quarter of 2011, we remodeled 83 stores under our current store remodel program, compared with 96 in first quarter 2010.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	April 30,	January 29,	May 1,	April 30,	January 29,	May 1,
	2011	2011	2010	2011	2011	2010
Target general merchandise stores	953	1,037	1,285	116,462	127,292	160,250
Expanded food assortment	550	462	204	73,253	61,823	27,199
SuperTarget stores	252	251	251	44,681	44,503	44,503
Total	1,755	1,750	1,740	234,396	233,618	231,952

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

U.S. Credit Card Segment

We offer credit to qualified guests through the Target Visa Credit Card and the Target Credit Card. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, or the amounts received from merchants who accept the Target Visa Credit Card.

In January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio.  We intend to execute a transaction only if appropriate strategic and financial conditions are met.  Our ability to sell the portfolio is affected by the limited number of potential buyers, an inactive market, the complexity of the contemplated transaction, and the portfolio size. We will classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our strategic objectives, including sale treatment, has been agreed upon in principle with one or more potential partners.

U.S. Credit Card Segment Results	Three Months Ended		Three Months Ended
	April 30, 2011		May 1, 2010
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$292	18.1%	$350	18.5%
Late fees and other revenue	42	2.6	59	3.1
Third party merchant fees	21	1.3	26	1.4
Total revenues	355	22.0	435	23.0
Bad debt expense	12	0.8	197	10.5
Operations and marketing expenses(a)	125	7.8	100	5.3
Depreciation and amortization	5	0.3	4	0.2
Total expenses	142	8.8	301	16.0
EBIT	213	13.2	134	7.1
Interest expense on nonrecourse debt collateralized by credit card receivables	19		23
Segment profit	$194		$111
Average receivables funded by Target(b)	$2,504		$2,361
Segment pretax ROIC(c)	30.9%		18.8%

(a)

Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three months ended April 30, 2011, these reimbursed amounts were $49 million, compared with $17 million in the corresponding period in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $3,959 million for the three months ended April 30, 2011, and $5,186 million for the three months ended May 1, 2010 of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended April 30, 2011			Three Months Ended May 1, 2010
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$213	13.2%	(c)	$134	7.1%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$209	13.0%	(c)	$129	6.9%	(c)

(a)	Balance-weighted one-month LIBOR.
(b)

Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the vast majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

(c)	As a percentage of average gross credit card receivables.

Our primary measure of segment profit in our U.S. Credit Card Segment is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

U.S. Credit Card Segment profit for the three months ended April 30, 2011 increased to $194 million from $111 million for the three months ended May 1, 2010, driven by a decline in bad debt expense, partially offset by lower total revenues. Segment revenues were $355 million, a decrease of $80 million, or 18.3 percent, from the same period in the prior year, primarily driven by lower average receivables resulting in reduced finance charge revenue as well as reduced late fees due to late fee limitations that went into effect in August 2010. Segment expenses were $142 million, a decrease of $159 million, or 52.7 percent, from prior year driven by lower bad debt expense due to improved trends in key measures of risk. Interest expense on nonrecourse debt declined by $4 million from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended
	April 30,	May 1,
(millions)	2011	2010
Beginning gross credit card receivables	$6,843	$7,982
Charges at Target	1,002	719
Charges at third parties	1,251	1,426
Payments	(3,001)	(2,989)
Other	191	122
Period-end gross credit card receivables	$6,286	$7,260
Average gross credit card receivables	$6,463	$7,547
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	3.3%	5.3%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	2.4%	3.8%

Allowance for Doubtful Accounts	Three Months Ended
	April 30,	May 1,
(millions)	2011	2010
Allowance at beginning of period	$690	$1,016
Bad debt expense	12	197
Write-offs(a)	(184)	(318)
Recoveries(a)	47	35
Allowance at end of period	$565	$930
As a percentage of period-end gross credit card receivables	9.0%	12.8%
Net write-offs as a percentage of average gross credit card receivables (annualized)	8.5%	15.0%

(a)

Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Our period-end gross credit card receivables at April 30, 2011 were $6,286 million compared with $7,260 million at May 1, 2010, a decrease of 13.4 percent. Average gross credit card receivables for the three months ended April 30, 2011 decreased 14.4 percent compared with the same period last year. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders.  Additionally, we have experienced an increase in payment rates and a decrease in Target Visa Credit Card charge activity at third parties, partially offset by an increase in charges at Target.

Canadian Segment

During the three months ended April 30, 2011, start-up costs totaled $11 million and primarily consisted of legal, payroll, and consulting expenses. These expenses are reported in SG&A expense within the consolidated statement of operations.

Other Performance Factors

Net Interest Expense

Net interest expense was $183 million for the three months ended April 30, 2011, decreasing $4 million, or 2.3 percent from the same period last year.

Provision for Income Taxes

Our effective income tax rate for the three months ended April 30, 2011 was 36.3 percent, essentially unchanged from the 36.4 percent for the three months ended May 1, 2010.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period end cash and cash equivalents balance was $1,424 million compared with $1,578 million for the same period in 2010. Marketable securities of $872 million and $1,015 million were included in cash and cash equivalents at the end of first quarter 2011 and 2010, respectively. Our investment policy is designed to preserve principal and liquidity of our marketable securities. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain limitations on the aggregate dollars invested and percentage of total fund value held when making short-term investment decisions.

Our first quarter 2011 operations were funded by internally generated funds. Cash flow provided by operations was $1,052 million compared with $1,158 million in first quarter 2010. This cash flow, combined with our prior year-end cash position, allowed us to fund capital expenditures of $632 million and continue purchases under our share repurchase program.

Our first quarter 2011 period-end gross credit card receivables were $6,286 million compared with $7,260 million in first quarter 2010, a decrease of 13.4 percent. Average gross credit card receivables in first quarter 2011 decreased 14.4 percent compared with first quarter 2010 levels. This change was driven by the factors indicated in the Credit Card Segment above. Due to the decrease in gross credit card receivables, Target Receivables LLC (TR LLC), using cash flows from the receivables, repaid an affiliate of JPMorgan Chase (JPMC) $566 million in 2010 under the terms of our agreement with them as described in Note 4 of the Notes to Consolidated Financial Statements. No payments were made during the first quarter of 2011, however, we made a payment of $189 million on May 25, 2011. To the extent the receivables balance continues to decline, TR LLC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

First quarter period end inventory levels increased $447 million, or 6.2 percent from the same period in 2010. Inventory levels were higher to support traffic-driving strategic initiatives, such as our expanded food assortment in general merchandise stores and pharmacy, in addition to comparatively higher retail square footage. Accounts payable increased by $146 million, or 2.4 percent over the same period.

During first quarter 2011, we repurchased 15.4 million shares of our common stock for $819 million ($53.32 per share) under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. In first quarter 2010, we repurchased 7.5 million shares of our common stock for $394 million ($52.27 per share).

We paid dividends totaling $174 million for the three months ended April 30, 2011 and $126 million during the three months ended May 1, 2010, an increase of 38 percent. We declared dividends totaling $172 million ($0.25 per share) in first quarter 2011, an increase of 37 percent over first quarter 2010. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided ample sources of liquidity to Target in the past. Our continued access to these markets depends on multiple factors including the economic environment, our operating performance and maintaining strong debt ratings. The ratings assigned to our debt by the credit rating agencies affect both the pricing and terms of any new financing. As of April 30, 2011 our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A
Commercial paper	P-1	A-1	F1
Securitized receivables(a)	Aa2	n/a	n/a

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

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 6.0x in first quarter 2011, and 5.9x in first quarter 2010.

We have liquidity available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during the first quarters of 2011 or 2010 under this facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at April 30, 2011, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations and to finance anticipated expansion and strategic initiatives throughout 2011. We may issue new long-term debt for these and other initiatives, and we anticipate ample access to long-term financing. Further, in January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio, which may provide additional funding. As of April 30, 2011 the gross balance of our credit card receivables portfolio was $6,286 million, of which $3,965 million was funded by third parties and $2,321 million was funded by Target.

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers, in exchange for C$1,825 million, due in two equal installments, one on May 27, 2011 and one in the third quarter of this year. In turn, Zellers will leaseback selected sites where the monthly lease payments on these leases and Zellers’ subleases are equal.  At our option, Zellers is required to vacate the properties between January 31, 2012 and March 31, 2013 generally following a 9 month notice period.  We plan to invest between $1.8 billion to $2.3 billion over the next three years to renovate sites that we intend to convert into Target stores, establish supply chain capabilities, and build information-technology infrastructure.  The amount we ultimately invest will be largely dependent on the number of sites we elect to convert into Target stores.

During the three months ended April 30, 2011 the value of $1.00 ranged from C$0.95 to C$1.00. On May 23, 2011, $1.00 was equivalent to C$0.98.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 29, 2011 was disclosed in our 2010 10-K. During the three months ended April 30, 2011, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. We do not expect the adoption to have a material impact on our consolidated net earnings, cash flows, and financial position.

Outlook

In the U.S. Retail Segment, we expect that comparable-store sales will accelerate as the year progresses. We expect that our store remodel program will contribute incremental comparable-store sales in the range of 1.5 percentage points as we progress through the year. Separately we expect that the sales contribution of our 5% REDcard Rewards program will add up to 2 percentage points to our same store sales growth later in 2011. These estimates are based on extrapolations of the current performance of these programs.  Additionally, we expect that these two programs will lead to moderate declines in our gross margin rates during 2011 which will be generally offset by a declining SG&A expense rate.

In our U.S. Credit Card Segment, we expect average receivables, inclusive of seasonal impacts, to remain stable in the range of $6 billion for the balance of the year. We expect that the allowance for doubtful accounts will continue to decline in 2011 due to anticipated continued improvement in portfolio risks. We expect to achieve pre-tax return on invested capital of 20% or higher for the rest of 2011.  Additionally, in January 2011 we announced our plan to actively pursue the sale of our credit card receivables portfolio, and it is possible that we could complete such a transaction in late 2011. As of April 30, 2011 the gross balance of our credit card receivables portfolio was $6,286 million, of which $3,965 million was funded by third parties and $2,321 million was funded by Target.

In January 2011, we entered into an agreement to purchase leasehold interests in up to 220 sites currently operated by Zellers, in exchange for C$1,825 million, due in two equal installments, one on May 27, 2011 and one in third quarter 2011.  We plan to invest between $1.8 billion to $2.3 billion over the next three years to renovate sites that we intend to convert into Target stores, establish supply chain capabilities, and build information-technology infrastructure. The amount we ultimately invest will be largely dependent on the number of sites we elect to convert into Target stores.  We currently believe our direct costs associated with entry into Canada could result in a $0.16 to $0.20 unfavorable impact on 2011 EPS. We expect that the 2012 dilutive EPS impact of the Canadian expansion will exceed the 2011 dilutive EPS impact, due primarily to a full year of lease-related expenses.

We expect 2011 capital expenditures related to our U.S. retail operations to be in the range of $2.3 billion to $2.7 billion, driven primarily by our store remodel program. We also expect to open 21 new stores in the U.S. in 2011, adding approximately 15 new locations net of closings and relocations.

We also expect to continue to execute against our share repurchase plan, although at a slower pace due to our Canadian expansion, investing in the range of $1.5 billion to $2.0 billion during 2011, excluding any impact from the potential sale of our credit card receivables. The timing and amount of share repurchase activity will be dependent on market conditions, the amount of future net earnings and cash flows and the results of our efforts to sell our credit card receivables.

We expect our 2011 effective tax rate to be in the range of 36 to 37 percent.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Retail Segment, our outlook for sales, comparable-store sales trends, including the impact of our store remodel and 5% REDcard Rewards programs, gross margin rates, and selling, general and administrative expense rates; for our U.S. Credit Card Segment, our outlook for gross credit card receivables balances, aggregate portfolio risks and the level of, the allowance for doubtful accounts, pre-tax return on invested capital, and the pursuit of a portfolio sale; for our Canadian Segment, the timing and number of leasehold interests we plan to purchase from Zellers and expected store openings, timing and amount of future capital investments in Canada,  and expected future earnings per share impact of our direct costs associated with entry into Canada; on a consolidated basis, statements regarding the adequacy of our sources of liquidity, the continued execution of our share repurchase program, our expected capital expenditures and the number of stores to be opened in 2011, the expected effective income tax rate, the expected compliance with debt covenants, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the adequacy of our reserves for general liability, workers’ compensation, property loss, the expected outcome of claims and litigation, and the resolution of tax uncertainties.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A our Form 10-K for the fiscal year ended January 29, 2011, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 29, 2011.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

The American Jobs Creation Act of 2004 requires SEC registrants to disclose if they have been required to pay certain penalties for failing to disclose to the Internal Revenue Service their participation in listed transactions. We have not been required to pay any of the penalties set forth in Section 6707A(e)(2) of the Internal Revenue Code.

Item 1A.  Risk Factors

There have been no changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the three months ended April 30, 2011, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 166.8 million common shares of our common stock, for a total cash investment of $8,647 million ($51.85 average price per share).

							Approximate
	Total				Total Number		Dollar Value of
	Number		Average		of Shares Purchased		Shares that May
	of Shares		Price Paid		as Part of Publicly		Yet Be Purchased
Period	Purchased	(b)	per Share	(b)	Announced Program	(b)	Under the Program
January 30, 2011 through February 26, 2011	8,029,124	(a)	$54.57		159,414,973		$1,734,666,743
February 27, 2011 through April 2, 2011	7,208,056	(a)	51.97		166,619,996		1,360,254,850
April 3, 2011 through April 30, 2011	137,363		50.75		166,757,359		1,353,283,170
	15,374,543		$53.32		166,757,359		$1,353,283,170

(a) The total number of shares purchased above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended April 30, 2011, 7,953 shares were acquired at an average per share price of $53.39 pursuant to our long-term incentive plan. These shares are not included in the Average Price Paid per Share or Total Number of Shares Purchased as Part of Publicly Announced Program.

(b) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended April 30, 2011, 0.1 million shares were reacquired through these contracts. At April 30, 2011, we held asset positions in prepaid forward contracts for 1.3 million shares of our common stock, for a total cash investment of $60 million, or $45.12 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(2)B	First Amending Agreement dated February 17, 2011 to Transaction Agreement dated January 12, 2011 among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)Y

Amendment No. 3 dated as of April 26, 2011 to Note Purchase Agreement among Target Corporation, Target Receivables LLC (formerly known as Target Receivables Corporation), JPMN II Inc. (formerly known as BOTAC, Inc.) and Chase Bank USA, National Association

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

TARGET CORPORATION

Dated: May 26, 2011	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(2)B	First Amending Agreement dated February 17, 2011 to Transaction Agreement dated January 12, 2011 among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.	Filed Electronically

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(10)Y

Amendment No. 3 dated as of April 26, 2011 to Note Purchase Agreement among Target Corporation, Target Receivables LLC (formerly known as Target Receivables Corporation), JPMN II Inc. (formerly known as BOTAC, Inc.) and Chase Bank USA, National Association

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