Form 10-Q
period 2011-07-30
TARGET CORP
filed 2011-08-25
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 22, 2011 were 675,227,176.

TARGET CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(millions, except per share data) (unaudited)	2011	2010	2011	2010
Sales	$15,895	$15,126	$31,475	$30,283
Credit card revenues	345	406	700	841
Total revenues	16,240	15,532	32,175	31,124
Cost of sales	10,872	10,293	21,710	20,705
Selling, general and administrative expenses	3,473	3,263	6,705	6,405
Credit card expenses	86	214	174	494
Depreciation and amortization	509	496	1,022	1,012
Earnings before interest expense and income taxes	1,300	1,266	2,564	2,508
Net interest expense
Nonrecourse debt collateralized by credit card receivables	18	21	37	44
Other interest expense	174	165	338	330
Interest income	(1)	(1)	(1)	(1)
Net interest expense	191	185	374	373
Earnings before income taxes	1,109	1,081	2,190	2,135
Provision for income taxes	405	402	797	785
Net earnings	$704	$679	$1,393	$1,350
Basic earnings per share	$1.03	$0.93	$2.03	$1.84
Diluted earnings per share	$1.03	$0.92	$2.02	$1.82
Weighted average common shares outstanding
Basic	680.8	731.1	686.7	735.5
Diluted	685.1	736.6	691.2	741.1

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

	July 30,	January 29,	July 31,
(millions)	2011	2011	2010
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including marketable securities of $116, $1,129 and $972	$890	$1,712	$1,540
Credit card receivables, net of allowance of $480, $690 and $851	5,722	6,153	6,137
Inventory	7,926	7,596	7,728
Other current assets	1,521	1,752	1,840
Total current assets	16,059	17,213	17,245
Property and equipment
Land	5,999	5,928	5,845
Buildings and improvements	26,092	23,081	22,568
Fixtures and equipment	4,906	4,939	4,602
Computer hardware and software	2,392	2,533	2,432
Construction-in-progress	571	567	772
Accumulated depreciation	(11,587)	(11,555)	(10,818)
Property and equipment, net	28,373	25,493	25,401
Other noncurrent assets	1,067	999	1,009
Total assets	$45,499	$43,705	$43,655
Liabilities and shareholders’ investment
Accounts payable	$6,519	$6,625	$6,228
Accrued and other current liabilities	3,721	3,326	3,057
Unsecured debt and other borrowings	1,130	119	782
Nonrecourse debt collateralized by credit card receivables	250	—	33
Total current liabilities	11,620	10,070	10,100
Unsecured debt and other borrowings	12,661	11,653	11,693
Nonrecourse debt collateralized by credit card receivables	3,499	3,954	4,044
Deferred income taxes	969	934	740
Other noncurrent liabilities	1,644	1,607	1,810
Total noncurrent liabilities	18,773	18,148	18,287
Shareholders’ investment
Common stock	56	59	60
Additional paid-in capital	3,385	3,311	3,085
Retained earnings	12,213	12,698	12,690
Accumulated other comprehensive loss	(548)	(581)	(567)
Total shareholders’ investment	15,106	15,487	15,268
Total liabilities and shareholders’ investment	$45,499	$43,705	$43,655
Common shares outstanding	675.2	704.0	722.6

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended
	July 30,	July 31,
(millions) (unaudited)	2011	2010
Operating activities
Net earnings	$1,393	$1,350
Reconciliation to cash flow
Depreciation and amortization	1,022	1,012
Share-based compensation expense	44	52
Deferred income taxes	122	148
Bad debt expense	27	335
Non-cash (gains)/losses and other, net	62	(39)
Changes in operating accounts:
Accounts receivable originated at Target	143	241
Inventory	(330)	(549)
Other current assets	80	5
Other noncurrent assets	16	(118)
Accounts payable	(119)	(283)
Accrued and other current liabilities	(129)	(247)
Other noncurrent liabilities	5	(79)
Cash flow provided by operations	2,336	1,828
Investing activities
Expenditures for property and equipment	(2,379)	(991)
Proceeds from disposal of property and equipment	2	32
Change in accounts receivable originated at third parties	261	254
Other investments	(19)	(20)
Cash flow required for investing activities	(2,135)	(725)
Financing activities
Additions to long-term debt	1,000	997
Reductions of long-term debt	(238)	(1,339)
Dividends paid	(346)	(252)
Repurchase of stock	(1,493)	(1,285)
Stock option exercises and related tax benefit	34	116
Other	20	—
Cash flow required for financing activities	(1,023)	(1,763)
Net decrease in cash and cash equivalents	(822)	(660)
Cash and cash equivalents at beginning of period	1,712	2,200
Cash and cash equivalents at end of period	$890	$1,540

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
Net earnings	—	—	—	2,920	—	—	2,920
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	(4)	—	(4)
Net change on cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1
Total comprehensive income							2,920
Dividends declared	—	—	—	(659)	—	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	—	(2,514)
Stock options and awards	7.2	1	392	—	—	—	393
January 29, 2011	704.0	$59	$3,311	$12,698	$(541)	$(40)	$15,487
(unaudited)
Net earnings	—	—	—	1,393	—	—	1,393
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $11	—	—	—	—	16	—	16
Net change on cash flow hedges, net of taxes of $1	—	—	—	—	—	2	2
Currency translation adjustment, net of taxes of $9	—	—	—	—	—	15	15
Total comprehensive income							1,426
Dividends declared	—	—	—	(374)	—	—	(374)
Repurchase of stock	(29.7)	(3)	—	(1,504)	—	—	(1,507)
Stock options and awards	0.9	—	74	—	—	—	74
July 30, 2011	675.2	$56	$3,385	$12,213	$(525)	$(23)	$15,106

Dividends declared per share were $0.30 and $0.25 for the three months ended July 30, 2011 and July 31, 2010, respectively.  For the fiscal year ended January 29, 2011, dividends declared per share were $0.92.

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

Assets and liabilities of operations with functional currencies other than the U.S. dollar are translated at period-end exchange rates. Income statement accounts are translated using exchange rates prevailing during the period. Translation adjustments are reflected within accumulated other comprehensive income in shareholders’ equity. Gains and losses from foreign currency transactions are included in net earnings. During the six months ended July 30, 2011 the value of $1.00 ranged from C$0.94 (Canadian dollars) to C$1.00 and averaged C$0.97. On July 30, 2011, $1.00 was equivalent to C$0.96.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.  All amounts are in U.S. dollars unless otherwise stated.

2.  Earnings Per Share

Basic earnings per share (EPS) is calculated as net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive impact of share-based awards outstanding at period end, consisting of the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.

Earnings Per Share	Three Months Ended		Six Months Ended
(millions, except per share data)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings	$704	$679	$1,393	$1,350
Basic weighted average common shares outstanding	680.8	731.1	686.7	735.5
Dilutive impact of share-based awards(a)	4.3	5.5	4.5	5.6
Diluted weighted average common shares outstanding	685.1	736.6	691.2	741.1
Basic earnings per share	$1.03	$0.93	$2.03	$1.84
Diluted earnings per share	$1.03	$0.92	$2.02	$1.82

(a) Excluded 18.5 million and 16.5 million share-based awards for the three and six months ended July 30, 2011, respectively, and 11.6 million share-based awards for both the three and six months ended July 31, 2010 because their effects were antidilutive.

3.  Canadian Leasehold Acquisition

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million. We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. During the second quarter of 2011, we paid one-half of the purchase price and selected 105 sites.

We recorded the acquired assets in our Canadian Segment at their preliminary estimated fair values. The final allocation of the purchase price will be determined when the asset acquisition is completed in the third quarter of 2011. In the second quarter of 2011, we recorded capital lease assets, included in property and equipment, of $2,393 million and capital lease obligations, included in unsecured debt and other borrowings, of $1,012 million.

The acquired assets were subleased back to Zellers for terms through March 2013, or earlier at our option.

We have the right to select up to 115 additional leases before our final payment in the third quarter of 2011. We have also entered into an agreement with a third party retailer to sell our right to acquire leasehold interests in up to 39 of these sites.

4.   Fair Value Measurements

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements —
Recurring Basis	Fair Value at July 30, 2011			Fair Value at January 29, 2011			Fair Value at July 31, 2010
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$116	$—	$—	$1,129	$—	$—	$972	$—	$—
Other current assets
Prepaid forward contracts	74	—	—	63	—	—	73	—	—
Other	—	6	—	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	140	—	—	139	—	—	164	—
Company-owned life insurance investments(b)	—	366	—	—	358	—	—	341	—
Total	$190	$512	$—	$1,192	$497	$—	$1,045	$505	$—
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	$—	$68	$—	$—	$54	$—	$—	$66	$—
Total	$—	$68	$—	$—	$54	$—	$—	$66	$—

(a)            There was one interest rate swap designated as an accounting hedge at July 30, 2011, and no interest rate swaps designated as accounting hedges at January 29, 2011 or July 31, 2010.

(b)            Company-owned life insurance investments consist of equity index funds and fixed income assets.  Amounts are presented net of loans that are secured by some of these policies of $656 million at July 30, 2011, $645 million at January 29, 2011 and $624 million at July 31, 2010.

Position	Valuation Technique
Marketable securities	Initially valued at transaction price. Subsequently valued at carrying value, as cash equivalents (including money market funds) approximate fair value because maturities are less than three months.

Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.

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

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets in the following table were determined using available market prices at the measurement date based on recent investments or pending transactions of similar assets, third-party independent appraisals, valuation multiples or public comparables, less cost to sell where appropriate. We classify these measurements as Level 2.

Fair Value Measurements — Nonrecurring Basis	Other current assets		Property and equipment
	Long-lived assets held for sale		Long-lived assets held and used(a)
(millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Measured during the period ended July 30, 2011:
Carrying amount	$9	$11	$68	$97
Fair value measurement	8	10	44	65
Gain/(loss)	$(1)	$(1)	$(24)	$(32)
Measured during the period ended July 31, 2010:
Carrying amount	$2	$2	$39	$62
Fair value measurement	2	2	34	54
Gain/(loss)	$—	$—	$(5)	$(8)

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

Financial Instruments Not	July 30, 2011		January 29, 2011		July 31, 2010
Measured at Fair Value	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$23	$23	$32	$32	$24	$24
Other noncurrent assets
Marketable securities(a)	—	—	4	4	—	—
Total	$23	$23	$36	$36	$24	$24
Financial liabilities
Total debt(b)	$16,035	$17,931	$15,241	$16,661	$16,135	$17,953
Total	$16,035	$17,931	$15,241	$16,661	$16,135	$17,953

(a)                     Held-to-maturity government-issued investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b)                     Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of credit card receivables, net of allowance, accounts payable, and certain accrued and other current liabilities approximate fair value at July 30, 2011.

5.  Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of receivables. Substantially all accounts continue to accrue finance charges until they are written off. All past due accounts were incurring finance charges at July 30, 2011, January 29, 2011, and July 31, 2010. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	July 30, 2011		January 29, 2011		July 31, 2010
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,671	91.4%	$6,132	89.6%	$6,167	88.3%
1-29 days past due	242	3.9	292	4.3	312	4.5
30-59 days past due	101	1.6	131	1.9	162	2.3
60-89 days past due	60	1.0	79	1.1	101	1.4
90+ days past due	128	2.1	209	3.1	246	3.5
Period-end gross credit card receivables	$6,202	100%	$6,843	100%	$6,988	100%

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

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
(millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Allowance at beginning of period	$ 565	$ 930	$ 690	$ 1,016
Bad debt expense	15	138	27	335
Write-offs(a)	(142)	(256)	(326)	(573)
Recoveries(a)	42	39	89	73
Allowance at end of period	$ 480	$ 851	$ 480	$ 851

(a)       Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Deterioration of the macroeconomic conditions in the United States would adversely affect the risk profile of our credit card receivables portfolio based on credit card holders’ ability to pay their balances. If such deterioration were to occur, it would lead to an increase in bad debt expense. The Corporation monitors both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by periodically obtaining a statistically representative sample of current FICO scores, a nationally recognized credit scoring model. We update these FICO scores monthly. The credit quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts.

Receivables Credit Quality
(millions)	July 30, 2011	January 29, 2011	July 31, 2010
Nondelinquent accounts (Current and 1 – 29 days past due)
FICO score of 700 or above	$ 2,786	$ 2,819	$ 2,789
FICO score of 600 to 699	2,500	2,737	2,782
FICO score below 600	627	868	908
Total nondelinquent accounts	5,913	6,424	6,479
Delinquent accounts (30+ days past due)	289	419	509
Period-end gross credit card receivables	$ 6,202	$ 6,843	$ 6,988

Under certain circumstances, we offer cardholder payment plans that modify finance charges and minimum payments, which meet the accounting definition of a troubled debt restructuring (TDR). These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. As a percentage of period-end gross receivables, receivables classified as TDRs were 5.4 percent at July 30, 2011, 5.9 percent at January 29, 2011 and 6.3 percent at July 31, 2010. Receivables classified as TDRs are treated consistently with other aged receivables in determining our allowance for doubtful accounts.

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

In the second quarter of 2008, we sold an interest in our credit card receivables to JPMorgan Chase (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TR LLC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum principal balance of $4.2 billion. Due to declines in gross credit card receivables, TR LLC repaid JPMC $226 million and $421 million during first six months of 2011 and 2010, respectively.

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

Securitized Borrowings	July 30, 2011		January 29, 2011		July 31, 2010
	Debt		Debt		Debt
(millions)	Balance	Collateral	Balance	Collateral	Balance	Collateral
2008 Series(a)	$2,749	$2,828	$2,954	$3,061	$3,077	$3,212
2006/2007 Series	1,000	1,266	1,000	1,266	1,000	1,266
Total	$3,749	$4,094	$3,954	$4,327	$4,077	$4,478

(a) The debt balance for the 2008 Series is net of a 7% discount from JPMC. The unamortized portion of this discount was $79 million, $107 million and $134 million as of July 30, 2011, January 29, 2011, and July 31, 2010, respectively.

6.   Commitments and Contingencies

Due to our second quarter acquisition of leases from Zellers, we have future minimum lease payments of $2.9 billion, with a net present value of $1.0 billion, at July 30, 2011 which is reflected as capital lease obligations within unsecured debt and other borrowings in the Consolidated Statement of Financial Position. We also have the obligation to pay Zellers the remaining purchase price of C$912.5 million in the third quarter of 2011.

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation will be material to our results of operations, cash flows or financial condition.

7.   Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. There were no amounts outstanding under our commercial paper program at July 30, 2011, January 29, 2011, or July 31, 2010. During the three and six months ended July 30, 2011 the maximum amount outstanding was $850 million and the average amount outstanding was $329 million and $164 million, respectively.  There were no amounts outstanding under our commercial paper program at any time during the three or six months ended July 31, 2010.

In July 2011, we issued $350 million of unsecured fixed rate debt at 1.125% and $650 million of unsecured floating rate debt at three-month LIBOR plus 17 basis points that matures in July 2014.  Proceeds from this issuance were used for general corporate purposes.

In addition, TR LLC has made payments to JPMC to reduce its interest in our credit card receivables as described in Note 5, Credit Card Receivables.

8.     Derivative Financial Instruments

Derivative financial instruments are reported at fair value on the Consolidated Statements of Financial Position. Historically our derivative instruments have primarily consisted of interest rate swaps. We use these derivatives to mitigate our interest rate risk. We have counterparty credit risk resulting from our derivative instruments. This risk lies primarily with large global financial institutions.  We monitor this concentration of counterparty credit risk on an ongoing basis.

During 2008, we terminated or de-designated certain interest rate swaps that were accounted for as hedges. Total net gains amortized into net interest expense for terminated or de-designated swaps were $10 million and $11 million during the three months ended July 30, 2011 and July 31, 2010, respectively.  Total net gains amortized into net interest expense for terminated or de-designated swaps were $20 million and $22 million during the six months ended July 30, 2011 and July 31, 2010, respectively.  The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $132 million, $152 million and $175 million, at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts – Effect on Results of Operations		Three Months Ended		Six Months Ended
(millions)	Classification of Income/(Expense)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest rate swaps	Other interest expense	$11	$13	$22	$28

In July 2011, in conjunction with the $350 million fixed rate debt issuance, we entered into an interest rate swap with a notional amount of $350 million, under which we pay a variable rate and receive a fixed rate.  This swap has been designated as a fair value hedge, and there was no ineffectiveness recognized related to this hedge during the three or six months ended July 30, 2011. There were no derivative instruments designated as hedges as of July 31, 2010. See Note 4, Fair Value Measurements, for a description of the fair value measurement of derivative contracts and their classification on the Consolidated Statements of Financial Position.

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

We expect that within the next twelve months $12 million to $60 million of unrecognized tax benefits will be recognized as several issues may be resolved. If these issues are favorably resolved, they would result in a corresponding reduction to income tax expense of approximately the same amount.

10.  Share Repurchase

We repurchase shares primarily through open market transactions under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007.

Share Repurchases (millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Investment
First quarter 2010	7.5	$52.27	$394
Second quarter 2010	17.6	51.72	907
Year-to-date 2010	25.1	$51.89	$1,301

First quarter 2011	15.4	$53.32	$819
Second quarter 2011	14.3	48.11	688
Year-to-date 2011	29.7	$50.81	$1,507

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a) (millions)	Total Number of Shares Reacquired	Total Cash Investment	Aggregate Market Value(b)
First quarter 2010	0.3	$15	$16
Second quarter 2010	—	—	—
Year-to-date 2010	0.3	$15	$16

First quarter 2011	0.1	$7	$7
Second quarter 2011	0.2	7	7
Year-to-date 2011	0.3	$14	$14

(a) These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 11.

(b) At their respective settlement dates.

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

Net Pension and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Health	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Care Benefits Expense	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
(millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$29	$29	$58	$58	$2	$3	$4	$5
Interest cost	35	32	69	64	1	1	2	2
Expected return on assets	(51)	(48)	(102)	(96)	—	—	—	—
Recognized losses	18	11	34	22	1	1	2	2
Recognized prior service cost	(1)	—	(2)	(1)	(2)	(3)	(4)	(5)
Total	$30	$24	$57	$47	$2	$2	$4	$4

Even though we are not required by law to make any contributions, we may elect to make contributions depending on investment performance and the pension plan funded status in 2011.

Our unfunded, nonqualified deferred compensation plan is offered to approximately 3,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our management executive committee, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering substantially fewer than 100 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $4 million and $(7) million during the three months ended July 30, 2011 and July 31, 2010, respectively, and a pretax loss of $3 million and $1 million for the six months ended July 30, 2011 and July 31, 2010, respectively. For the six months ended July 30, 2011 and July 31, 2010, we invested approximately $29 million and $11 million, respectively, in such investment instruments. This activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts, as described in Note 10.

At July 30, 2011, January 29, 2011 and July 31, 2010, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target Common Stock		Contractual
(millions, except per share data)	Number of Shares	Price Paid per Share	Fair Value	Total Cash Investment
July 31, 2010	1.4	$43.49	$73	$62
January 29, 2011	1.2	44.09	63	51
July 30, 2011	1.4	45.43	74	65

12.  Segment Reporting

Our Canadian Segment was initially reported in our first quarter 2011 financial results, in connection with entering into an agreement to purchase leasehold interests in Canada.

Our measure of profit for each segment is a measure that management considers analytically useful in measuring the return we are achieving on our investment.

Business Segment Results	Three Months Ended July 30, 2011				Three Months Ended July 31, 2010
	U.S.	U.S. Credit			U.S.	U.S. Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$15,895	$345	$—	$16,240	$15,126	$406	$—	$15,532
Cost of sales	10,872	—	—	10,872	10,293	—	—	10,293
Bad debt expense(a)	—	15	—	15	—	138	—	138
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,382	137	25	3,544	3,246	93	—	3,339
Depreciation and amortization	494	4	11	509	491	5	—	496
Earnings/(loss) before interest expense and income taxes	1,147	189	(36)	1,300	1,096	170	—	1,266
Interest expense on nonrecourse debt collateralized by credit card receivables	—	18	—	18	—	21	—	21
Segment profit/(loss)	$1,147	$171	$(36)	1,282	$1,096	$149	$—	$1,245
Unallocated (income) and expenses
Other interest expense				174				165
Interest income				(1)				(1)
Earnings before income taxes				$1,109				$1,081

	Six Months Ended July 30, 2011				Six Months Ended July 31, 2010
	U.S.	U.S. Credit			U.S.	U.S. Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$31,475	$700	$—	$32,175	$30,283	$841	$—	$31,124
Cost of sales	21,710	—	—	21,710	20,705	—	—	20,705
Bad debt expense(a)	—	27	—	27	—	335	—	335
Selling, general and administrative/ Operations and marketing expenses(a), (b)	6,554	262	36	6,852	6,370	193	—	6,563
Depreciation and amortization	1,002	9	11	1,022	1,003	9	—	1,012
Earnings/(loss) before interest expense and income taxes	2,209	402	(47)	2,564	2,205	304	—	2,508
Interest expense on nonrecourse debt collateralized by credit card receivables	—	37	—	37	—	44	—	44
Segment profit/(loss)	$2,209	$365	$(47)	2,527	$2,205	$260	$—	2,465
Unallocated (income) and expenses
Other interest expense				338				330
Interest income				(1)				(1)
Earnings before income taxes				$2,190				$2,135

(a)     The combination of bad debt expense and operations and marketing expenses, less amounts reimbursed to the U.S. Retail Segment, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b)     Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and six months ended July 30, 2011, these reimbursed amounts were $66 million and $115 million compared with $17 million and $34 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment
(millions)	July 30, 2011	January 29, 2011	July 31, 2010
U.S. Retail	$36,823	$37,324	$37,182
U.S. Credit Card	5,931	6,381	6,473
Canadian	2,745	—	—
Total	$45,499	$43,705	$43,655

Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.  However, as we expand our operations, an increasing proportion of our business will be in Canada.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $16,240 million for the three months ended July 30, 2011, an increase of $708 million or 4.6 percent from the same period in the prior year.  Consolidated earnings before interest expense and income taxes for second quarter 2011 increased by $34 million or 2.7 percent over second quarter 2010 to $1,300 million.  Cash flow provided by operations was $2,336 million and $1,828 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

Our financial results for the second quarter of 2011 in our U.S. Retail Segment reflect increased sales of 5.1 percent over the same period last year due to a 3.9 percent comparable-store increase combined with the contribution from new stores.  Our second quarter 2011 U.S. Retail Segment EBITDA and EBIT margin rates remained largely consistent with the prior year. We opened 9 new stores in the second quarter of 2011 (7 net of 2 relocations). During the three months ended July 31, 2010, we opened 3 new stores.

In the U.S. Credit Card Segment, we achieved an increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk in our accounts receivable portfolio.

Our Canadian Segment was initially reported in our first quarter 2011 financial results, as a result of entering into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million (Canadian dollars). We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. During the second quarter of 2011, we paid one-half of the purchase price and selected 105 sites.  We have the right to select up to 115 additional leases in advance of the second payment in third quarter 2011. During the three and six months ended July 30, 2011, start-up costs totaled $25 million and $36 million, respectively, and primarily consisted of compensation, benefits and consulting expenses.  These expenses are reported in SG&A expense within the consolidated statement of operations.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended			Six Months Ended
	July 30,	July 31,	Percent	July 30,	July 31,	Percent
(millions)	2011	2010	Change	2011	2010	Change
Sales	$15,895	$15,126	5.1%	$31,475	$30,283	3.9%
Cost of sales	10,872	10,293	5.6	21,710	20,705	4.8
Gross margin	5,023	4,833	3.9	9,765	9,578	1.9
SG&A expenses(a)	3,382	3,246	4.2	6,554	6,370	2.9
EBITDA	1,641	1,587	3.4	3,211	3,208	0.1
Depreciation and amortization	494	491	0.7	1,002	1,003	(0.1)
EBIT	$1,147	$1,096	4.6%	$2,209	$2,205	0.2%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)       Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and six months ended July 30, 2011, these reimbursed amounts were $66 million and $115 million compared with $17 million and $34 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

See Note 12 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

U.S. Retail Segment Rate Analysis	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Gross margin rate	31.6%	32.0%	31.0%	31.6%
SG&A expense rate	21.3%	21.5%	20.8%	21.0%
EBITDA margin rate	10.3%	10.5%	10.2%	10.6%
Depreciation and amortization expense rate	3.1%	3.2%	3.2%	3.3%
EBIT margin rate	7.2%	7.2%	7.0%	7.3%

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

Comparable-store sales are sales from stores open longer than one year and our online business, including:

•                          sales from stores that have been remodeled or expanded while remaining open (including our current store remodel program)

•                          sales from stores that have been relocated to new buildings of the same format within the same trade area, in which the new store opens at about the same time as the old store closes

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Comparable-store sales change	3.9%	1.7%	2.9%	2.2%
Drivers of changes in comparable-store sales:
Number of transactions	0.5%	2.4%	0.4%	2.3%
Average transaction amount	3.5%	(0.8)%	2.6%	(0.1)%
Units per transaction	1.8%	2.0%	3.1%	1.6%
Selling price per unit	1.7%	(2.7)%	(0.5)%	(1.7)%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards; the Target Visa Credit Card and the Target Credit Card (Target Credit Cards).  Additionally, we offer a branded proprietary Target Debit Card.  Collectively, we refer to these products as REDcards®.  In October 2010, guests began to receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder of the incremental purchases on the REDcards representing a shift in tender type.

REDcard Penetration	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Target Credit Cards	6.6%	4.7%	6.2%	4.5%
Target Debit Card	2.1%	0.5%	1.9%	0.5%
Total Store REDcard Penetration	8.7%	5.2%	8.1%	5.0%

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

For the three months ended July 30, 2011, our gross margin rate was 31.6 percent, decreasing from 32.0 percent in the comparable period last year, reflecting an adverse sales mix impact of 0.5 percentage points, partially offset by an approximate 0.1 percentage point increase due to rate improvements within merchandise categories. These changes are largely the result of our integrated growth strategies of 5% REDcard Rewards and expanded food assortment, combined with unrelated rate improvements within merchandise categories.

For the six months ended July 30, 2011, our gross margin rate was 31.0 percent, decreasing from 31.6 percent in the comparable period last year due, reflecting an adverse sales mix impact of 0.4 percentage points and an approximate 0.2 percentage point decrease due to lower margin rates across merchandise categories. These changes are largely the result of the strategies and unrelated rate improvements cited above.

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

For the three and six months ended July 30, 2011, the SG&A expense rate was 21.3 percent and 20.8 percent, respectively, a decrease from 21.5 percent and 21.0 percent in the same periods last year. For the quarter and year-to-date periods, these improvements were primarily due to increased U.S. Credit Segment profit sharing (0.3 percentage points) and favorable leverage on store hourly payroll expense (0.2 percentage points), partially offset in other areas, none of which were individually significant.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and six months ended July 30, 2011, our depreciation and amortization expense rate was 3.1 percent and 3.2 percent, respectively, compared with 3.2 percent and 3.3 percent last year.

Store Data

During the three months ended July 30, 2011, we opened 9 new stores (7 net of 2 relocations). During the six months ended July 30, 2011, we opened 15 new stores (12 net of 3 relocations).  During the three and six months ended July 31, 2010, we opened 3 new stores. During the first two quarters of 2011, we remodeled 263 stores under our current store remodel program, compared with 212 in the comparable prior year period.

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	July 30,	January 29,	July 31,	July 30,	January 29,	July 31,
	2011	2011	2010	2011	2011	2010
Target general merchandise stores	774	1,037	1,169	93,699	127,292	144,926
Expanded food assortment	736	462	323	97,058	61,823	43,046
SuperTarget stores	252	251	251	44,681	44,503	44,503
Total	1,762	1,750	1,743	235,438	233,618	232,475

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

U.S. Credit Card Segment

We offer credit to qualified guests through the Target Credit Cards. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, or the amounts received from merchants who accept the Target Visa Credit Card.

In January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio.  We intend to execute a transaction only if appropriate strategic and financial conditions are met.  We are currently negotiating with potential buyers. We will classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our strategic and economic objectives has been agreed upon in principle with a potential buyer.

U.S. Credit Card Segment Results	Three Months Ended		Three Months Ended
	July 30, 2011		July 31, 2010
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$278	17.9%	$324	18.3%
Late fees and other revenue	44	2.8	54	3.0
Third party merchant fees	23	1.5	28	1.6
Total revenues	345	22.2	406	22.9
Bad debt expense	15	1.0	138	7.8
Operations and marketing expenses(a)	137	8.8	93	5.2
Depreciation and amortization	4	0.3	5	0.3
Total expenses	156	10.0	236	13.3
EBIT	189	12.2	170	9.6
Interest expense on nonrecourse debt collateralized by credit card receivables	18		21
Segment profit	$171		$149
Average receivables funded by Target(b)	$2,398		$2,950
Segment pretax ROIC(c)	28.5%		20.2%

	Six Months Ended		Six Months Ended
	July 30, 2011		July 31, 2010
	Amount	Annualized	Amount	Annualized
(millions)	(in millions)	Rate(d)	(in millions)	Rate(d)
Finance charge revenue	$570	18.0%	$674	18.4%
Late fees and other revenue	86	2.7	113	3.1
Third party merchant fees	44	1.4	54	1.5
Total revenues	700	22.1	841	23.0
Bad debt expense	27	0.9	335	9.2
Operations and marketing expenses(a)	262	8.3	193	5.3
Depreciation and amortization	9	0.3	9	0.2
Total expenses	298	9.4	537	14.7
EBIT	402	12.7	304	8.3
Interest expense on nonrecourse debt collateralized by credit card receivables	37		44
Segment profit	$365		$260
Average receivables funded by Target(b)	$2,451		$2,656
Segment pretax ROIC(c)	29.7%		19.6%

(a)

Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and six months ended July 30, 2011, these reimbursed amounts were $66 million and $115 million compared with $17 million and $34 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $3,817 million and $3,888 million for the three and six months ended July 30, 2011, respectively, and $4,148 million and $4,667 million for the three and six months ended July 31, 2010, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

See Note 12 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

Spread Analysis - Total Portfolio	Three Months Ended July 30, 2011			Three Months Ended July 31, 2010
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$189	12.2%	(c)	$170	9.6%	(c)
LIBOR(a)		0.2%			0.3%
Spread to LIBOR(b)	$186	12.0%	(c)	$164	9.3%	(c)

	Six Months Ended July 30, 2011			Six Months Ended July 31, 2010
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$402	12.7%	(c)	$304	8.3%	(c)
LIBOR(a)		0.2%			0.3%
Spread to LIBOR(b)	$395	12.5%	(c)	$293	8.0%	(c)
(a)	Balance-weighted one-month LIBOR.
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

U.S. Credit Card Segment profit for the three and six months ended July 30, 2011 increased to $171 million and $365 million, respectively, from $149 million and $260 million for the three and six months ended July 31, 2010, driven by a decline in bad debt expense, partially offset by lower total revenues. Segment revenues for the three months ended July 30, 2011 were $345 million, a decrease of $61 million, or 15.0 percent, from the same period in the prior year. For the six months ended July 30, 2011, segment revenues were $700 million, a decrease of $141 million, or 16.7 percent, from the same period in the prior year.  The decreases were primarily driven by lower average receivables resulting in reduced finance charge revenue as well as reduced late fees due to late fee limitations that went into effect in August 2010. Segment expenses were $156 million and $298 million for the three and six months ended July 30, 2011, a decrease of $80 million and $239 million, or 33.9 percent and 44.5 percent, respectively, from the comparable prior year periods driven by lower bad debt expense due to improved trends in key measures of risk. Interest expense on nonrecourse debt for the three and six months ended July 30, 2011 declined by $3 million and $7 million, respectively, from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(millions)	2011	2010	2011	2010
Beginning gross credit card receivables	$6,286	$7,260	$6,843	$7,982
Charges at Target	1,140	765	2,143	1,484
Charges at third parties	1,353	1,522	2,603	2,948
Payments	(2,792)	(2,717)	(5,793)	(5,706)
Other	215	158	406	280
Period-end gross credit card receivables	$6,202	$6,988	$6,202	$6,988
Average gross credit card receivables	$6,215	$7,098	$6,339	$7,323
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	3.0%	5.0%	3.0%	5.0%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	2.1%	3.5%	2.1%	3.5%

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
(millions)	2011	2010	2011	2010
Allowance at beginning of period	$565	$930	$690	$1,016
Bad debt expense	15	138	27	335
Write-offs(a)	(142)	(256)	(326)	(573)
Recoveries(a)	42	39	89	73
Allowance at end of period	$480	$851	$480	$851
As a percentage of period-end gross credit card receivables	7.7%	12.2%	7.7%	12.2%
Net write-offs as a percentage of average gross credit card receivables (annualized)	6.5%	12.2%	7.5%	13.7%
(a)

Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Our period-end gross credit card receivables at July 30, 2011 were $6,202 million compared with $6,988 million at July 31, 2010, a decrease of 11.2 percent. Average gross credit card receivables for the three and six months ended July 30, 2011 decreased 12.4 percent and 13.4 percent, respectively, compared with the same period last year. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders.  Additionally, we have experienced an increase in payment rates and a decrease in Target Visa Credit Card charge activity at third parties, partially offset by an increase in charges at Target.

Canadian Segment

During the three and six months ended July 30, 2011, start-up costs totaled $25 million and $36 million, respectively, and primarily consisted of compensation, benefits and consulting expenses. These expenses are reported in SG&A expense within the consolidated statement of operations. Additionally, in the second quarter of 2011 we recorded $11 million in depreciation related to capital lease assets and leasehold interests acquired in our Zellers asset purchase.

Other Performance Factors

Net Interest Expense

Net interest expense for the three and six months ended July 30, 2011 was $191 million and $374 million, respectively, including $10 million of interest on capitalized leases related to our Canadian market entry. For the three and six months ended July 31, 2010, net interest expense was $185 million and $373 million.

Provision for Income Taxes

Our effective income tax rate for the three months ended July 30, 2011 was 36.5 percent, down from 37.2 percent for the three months ended July 31, 2010.  The effective tax rate for the six months ended July 30, 2011 decreased to 36.4 percent from 36.8 percent for the six months ended July 31, 2010. The decrease in our tax rate is primarily due to a reduction in our state income tax rate and increased tax benefits related to foreign earnings. These reductions were slightly offset by an increase related to Canada Segment losses.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $890 million compared with $1,540 million for the same period in 2010. Marketable securities of $116 million and $972 million were included in cash and cash equivalents at the end of second quarter 2011 and 2010, respectively. Our investment policy is designed to preserve principal and liquidity of our marketable securities. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain limitations on the aggregate dollars invested and percentage of total fund value held when making short-term investment decisions.

Operations during the first six months of 2011 were funded by both internally and externally generated funds. Cash flow provided by operations was $2,336 million for the six months ended July 30, 2011 compared with $1,828 million for the same period in 2010. In July, Target issued $1 billion of unsecured debt that matures in July 2014. This cash flow, combined with our prior year-end cash position, allowed us to fund capital expenditures of $2,379 million and continue purchases under our share repurchase program.

Our period-end gross credit card receivables were $6,202 million at July 30, 2011 compared with $6,988 million at July 31, 2010, a decrease of 11.2 percent. Average gross credit card receivables during the six months ended July 30, 2011 decreased 13.4 percent compared with the six months ended July 31, 2010. This change was driven by the factors indicated in the Credit Card Segment above. Due to declines in gross credit card receivables, TR LLC repaid JPMC $226 million and $421 million during the first six months of 2011 and 2010, respectively. To the extent the receivables balance continues to decline, TR LLC expects to continue to pay JPMC a prorata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

Second quarter period-end inventory levels increased $198 million, or 2.5 percent from the same period in 2010. Inventory levels were higher to support traffic-driving strategic initiatives, such as our expanded food assortment and pharmacy offerings, in addition to comparatively higher retail square footage. Accounts payable increased by $291 million, or 4.7 percent over the same period.

During the three and six months ended July 30, 2011, we repurchased 14.3 million shares and 29.7 million shares, respectively, of our common stock for $688 million ($48.11 per share) and $1,507 million ($50.81 per share), respectively, under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. During the three and six months ended July 31, 2010, we repurchased 17.5 million and 25.1 million shares, respectively, of our common stock for $907 million ($51.72 per share) and $1,301 million ($51.81 per share), respectively.

We paid dividends totaling $172 million and $346 million for the three and six months ended July 30, 2011, and $126 million and $252 million during the three and six months ended July 31, 2010, an increase of 36.5 percent and 37.3 percent, respectively. We declared dividends totaling $203 million ($0.30 per share) in second quarter 2011, an increase of 12.2 percent over the $181 million ($0.25 per share) of declared dividends during the second quarter of 2010. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided ample sources of liquidity to Target. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. The ratings assigned to our debt by the credit rating agencies affect both the pricing and terms of any new financing. As of July 30, 2011 our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A-
Commercial paper	P-1	A-1	F2
Securitized receivables(a)	Aa2	n/a	n/a
(a)	These rated securitized receivables exclude the interest in our credit card receivables sold to JPMC.

If our credit ratings were lowered, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit rating will remain the same as described above.

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 6.0x for the first six months of 2011, and 5.9x for the first six months of 2010.

We have liquidity available to us through a committed $2 billion unsecured revolving credit facility obtained through a group of banks in April 2007, which will expire in April 2012. No balances were outstanding at any time during the first two quarters of 2011 or 2010 under this facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at July 30, 2011, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations and to finance anticipated expansion and strategic initiatives throughout 2011. We also continue to anticipate ample access to long-term financing. Further, in January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio, which may provide additional funding. As of July 30, 2011 the gross balance of our credit card receivables portfolio was $6,202 million, of which $3,749 million was funded by third parties and $2,453 million was funded by Target.

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers, in exchange for C$1,825 million. During the second quarter of 2011, we paid one-half of the purchase price and selected 105 sites. In turn, Zellers has agreed to leaseback selected sites where the monthly lease payments on these leases and Zellers’ subleases are equal.  At our option, Zellers is required to vacate the properties between January 31, 2012 and March 31, 2013 generally following a 9 month notice period. We have the right to select up to 115 additional leases before our final payment in the third quarter of 2011. We have also entered into an agreement with a third party retailer to sell our right to acquire leasehold interests in up to 39 of these sites. We plan to invest between $2 billion to $3 billion in Canada over the next three years to renovate acquired sites that we intend to convert into Target stores, establish supply chain capabilities, build information-technology infrastructure, and acquire and develop other sites unrelated to the Zellers transaction. The amount we ultimately invest will be largely dependent on the number of Target stores we elect to operate in Canada.

During the six months ended July 30, 2011 the value of $1.00 ranged from C$0.94 to C$1.00 and averaged C$0.97. On July 30, 2011, $1.00 was equivalent to C$0.96.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 29, 2011 was disclosed in our 2010 10-K. As a result of our acquisition of leasehold interests in 105 sites from Zellers, we have additional future minimum capital lease payments of $2.9 billion. During the three months ended July 30, 2011, there were no other material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. We do not expect the adoption to have a material impact on our consolidated net earnings, cash flows or financial position.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which revises the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance will be effective beginning in fiscal 2012. We do not expect the adoption to have an impact on our consolidated net earnings, cash flows or financial position, but the adoption will change the current presentation of other comprehensive income in our financial statements.

Outlook

We expect to achieve consolidated diluted earnings per share (EPS) of $0.70 to $0.75 in the third quarter 2011 and $4.15 to $4.30 for the full year. We expect that the majority of our second half 2011 EPS growth will be driven by our U.S. Retail Segment EBITDA and EBIT, resulting directly from the results of our integrated growth strategies of 5% REDcard Rewards and our expanded food assortment. This outlook section excludes any impact of a potential credit card asset sale, which could be completed in late 2011 or in early 2012.

In the U.S. Retail Segment, the pace of comparable-store sales growth remains the most important variable in determining our actual EPS for 2011. We will likely produce results at or above the midpoint of our expected EPS range if our comparable-store sales growth in the third and fourth quarters meets or exceeds our second quarter comparable-store sales growth of 3.9 percent. We will likely produce results below the midpoint of these EPS ranges if our second half 2011 comparable-store sales growth falls below our second quarter 2011 growth rate. We expect that our integrated growth strategies will lead to moderate declines in our gross margin rates during third and fourth quarter 2011, which will be generally offset by a declining SG&A expense rate.

In our U.S. Credit Card Segment, we expect average receivables, inclusive of seasonal impacts, to remain stable in the range of $6 billion for the remaining six months of the year. We expect that the allowance for doubtful accounts will continue to decline in the second half of 2011 due to anticipated continued improvement in portfolio risks, but at a slower pace than experienced early in the year.

We continue to expect our direct costs (segment EBIT, interest expense on capital leases and related tax effects) associated with entry into Canada will result in a $0.16 to $0.20 unfavorable impact on 2011 EPS. We expect that the 2012 dilutive EPS impact of the Canadian expansion will increase to $0.45 to $0.50, due primarily to an increase in start-up costs and a full year of lease-related expenses.

We expect 2011 capital expenditures related to our U.S. retail operations to be in the range of $2.5 billion to $2.7 billion, driven primarily by our store remodel program. We also expect to open 6 new stores in the U.S. in the third quarter of 2011, completing our new store program of 21 total stores for the year.

We also expect to continue to execute against our share repurchase plan, which has already reached the low end of our expected annual investment range of $1.5 billion to $2.0 billion. The timing and amount of share repurchase activity will be dependent on market conditions, the amount of future net earnings and cash flows.

We expect our 2011 effective tax rate to be in the range of 36 to 37 percent.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Retail Segment, our outlook for sales, comparable-store sales trends, including the impact of our store remodel and 5% REDcard Rewards programs, gross margin rates, and selling, general and administrative expense rates; for our U.S. Credit Card Segment, our outlook for gross credit card receivables balances, aggregate portfolio risks and the level of, the allowance for doubtful accounts, and the pursuit and timing of a portfolio sale; for our Canadian Segment, the timing and number of additional leasehold interests we plan to purchase from Zellers and expected store openings and expansions, timing and amount of future capital investments in Canada, and expected future earnings per share impact of our direct costs associated with entry into Canada; on a consolidated basis, statements regarding anticipated earnings per share, the adequacy of and costs associated with our sources of liquidity, the continued execution of our share repurchase program, our expected capital expenditures and the number of stores to be opened in third quarter 2011, the expected effective income tax rate, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the impact of future changes in foreign currency, the effects of macroeconomic conditions and the state of the debt capital markets, the adequacy of our reserves for general liability, workers’ compensation, property loss, the expected outcome of claims and litigation and the resolution of tax uncertainties.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the three months ended July 30, 2011, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 181.1 million common shares of our common stock, for a total cash investment of $9,335 million ($51.56 average price per share).

							Approximate
	Total				Total Number		Dollar Value of
	Number		Average		of Shares Purchased		Shares that May
	of Shares		Price Paid		as Part of Publicly		Yet Be Purchased
Period	Purchased	(a)	per Share	(a)	Announced Program	(a)	Under the Program
May 1, 2011 through May 28, 2011	3,753,936		$49.64		170,511,295		$1,166,920,956
May 29, 2011 through July 2, 2011	10,401,888		47.52		180,913,183		672,576,026
July 3, 2011 through July 30, 2011	143,529		50.40		181,056,712		665,342,246
	14,299,353		$48.11		181,056,712		$665,342,246

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended July 30, 2011, 0.1 million shares were reacquired through these contracts. At July 30, 2011, we held asset positions in prepaid forward contracts for 1.4 million shares of our common stock, for a total cash investment of $65 million, or $45.43 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)

(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)

(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)

(10)E	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011)

(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)

(10)G	Target Corporation Officer EDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)

(10)I	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)

(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)

(10)Z	Target Corporation 2011 Long-Term Incentive Plan(3)

(10)AA	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)                    Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010

(2)                    Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009

(3)                    Incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed April 28, 2011

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION

Dated: August 25, 2011	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Filed Electronically

(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Filed Electronically

(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Filed Electronically

(10)E	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Filed Electronically

(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Filed Electronically

(10)G	Target Corporation Officer EDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Filed Electronically

(10)I	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Filed Electronically

(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Filed Electronically

(10)Z	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference

(10)AA	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically