Form 10-Q
period 2011-10-29
TARGET CORP
filed 2011-11-23
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 18, 2011 were 671,596,926.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(millions, except per share data) (unaudited)	2011	2010	2011	2010
Sales	$16,054	$15,226	$47,529	$45,509
Credit card revenues	348	379	1,048	1,220
Total revenues	16,402	15,605	48,577	46,729
Cost of sales	11,165	10,562	32,874	31,267
Selling, general and administrative expenses	3,525	3,345	10,230	9,749
Credit card expenses	109	198	283	693
Depreciation and amortization	546	533	1,568	1,545
Earnings before interest expense and income taxes	1,057	967	3,622	3,475
Net interest expense
Nonrecourse debt collateralized by credit card receivables	18	20	55	64
Other interest expense	184	175	522	505
Interest income	(2)	(1)	(3)	(2)
Net interest expense	200	194	574	567
Earnings before income taxes	857	773	3,048	2,908
Provision for income taxes	302	238	1,100	1,023
Net earnings	$555	$535	$1,948	$1,885
Basic earnings per share	$0.82	$0.75	$2.85	$2.59
Diluted earnings per share	$0.82	$0.74	$2.84	$2.57
Weighted average common shares outstanding
Basic	673.2	715.4	682.2	728.8
Diluted	678.3	721.0	686.9	734.4

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	October 29,	January 29,	October 30,
(millions)	2011	2011	2010
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including marketable securities of $66, $1,129 and $349	$821	$1,712	$936
Credit card receivables, net of allowance of $431, $690 and $775	5,713	6,153	5,955
Inventory	9,890	7,596	9,550
Other current assets	1,948	1,752	1,905
Total current assets	18,372	17,213	18,346
Property and equipment
Land	6,069	5,928	5,891
Buildings and improvements	26,850	23,081	23,101
Fixtures and equipment	5,153	4,939	4,908
Computer hardware and software	2,457	2,533	2,461
Construction-in-progress	546	567	448
Accumulated depreciation	(12,035)	(11,555)	(11,219)
Property and equipment, net	29,040	25,493	25,590
Other noncurrent assets	1,035	999	1,013
Total assets	$48,447	$43,705	$44,949
Liabilities and shareholders’ investment
Accounts payable	$8,053	$6,625	$7,761
Accrued and other current liabilities	3,273	3,326	3,179
Unsecured debt and other borrowings	2,313	119	814
Nonrecourse debt collateralized by credit card receivables	500	—	36
Total current liabilities	14,139	10,070	11,790
Unsecured debt and other borrowings	12,897	11,653	11,737
Nonrecourse debt collateralized by credit card receivables	3,259	3,954	3,943
Deferred income taxes	1,199	934	814
Other noncurrent liabilities	1,689	1,607	1,786
Total noncurrent liabilities	19,044	18,148	18,280
Shareholders’ investment
Common stock	56	59	59
Additional paid-in capital	3,431	3,311	3,128
Retained earnings	12,340	12,698	12,254
Accumulated other comprehensive loss	(563)	(581)	(562)
Total shareholders’ investment	15,264	15,487	14,879
Total liabilities and shareholders’ investment	$48,447	$43,705	$44,949
Common shares outstanding	671.4	704.0	707.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
	October 29,	October 30,
(millions) (unaudited)	2011	2010
Operating activities
Net earnings	$1,948	$1,885
Reconciliation to cash flow
Depreciation and amortization	1,568	1,545
Share-based compensation expense	61	77
Deferred income taxes	397	249
Bad debt expense	67	445
Non-cash (gains)/losses and other, net	76	(112)
Changes in operating accounts:
Accounts receivable originated at Target	120	241
Inventory	(2,294)	(2,371)
Other current assets	(131)	(61)
Other noncurrent assets	49	(113)
Accounts payable	1,428	1,250
Accrued and other current liabilities	(360)	(141)
Other noncurrent liabilities	46	(42)
Cash flow provided by operations	2,975	2,852
Investing activities
Expenditures for property and equipment	(3,750)	(1,607)
Proceeds from disposal of property and equipment	7	36
Change in accounts receivable originated at third parties	253	325
Other investments	(114)	(70)
Cash flow required for investing activities	(3,604)	(1,316)
Financing activities
Change in commercial paper, net	1,211	—
Additions to long-term debt	1,000	997
Reductions of long-term debt	(272)	(1,450)
Dividends paid	(549)	(432)
Repurchase of stock	(1,693)	(2,055)
Stock option exercises and related tax benefit	66	133
Other	1	7
Cash flow required for financing activities	(236)	(2,800)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
Net decrease in cash and cash equivalents	(891)	(1,264)
Cash and cash equivalents at beginning of period	1,712	2,200
Cash and cash equivalents at end of period	$821	$936

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

					Accumulated Other
					Comprehensive
					Income/(Loss)
					Pension and	Derivative
					Other	Instruments,
	Common	Stock	Additional		Benefit	Foreign
	Stock	Par	Paid-in	Retained	Liability	Currency
(millions, except footnotes)	Shares	Value	Capital	Earnings	Adjustments	and Other	Total
January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
Net earnings	—	—	—	2,920	—	—	2,920
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	(4)	—	(4)
Cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1
Total comprehensive income							2,920
Dividends declared	—	—	—	(659)	—	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	—	(2,514)
Stock options and awards	7.2	1	392	—	—	—	393
January 29, 2011	704.0	$59	$3,311	$12,698	$(541)	$(40)	$15,487
(unaudited)
Net earnings	—	—	—	1,948	—	—	1,948
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $16	—	—	—	—	25	—	25
Cash flow hedges, net of taxes of $2	—	—	—	—	—	2	2
Currency translation adjustment, net of taxes of $6	—	—	—	—	—	(9)	(9)
Total comprehensive income							1,966
Dividends declared	—	—	—	(576)	—	—	(576)
Repurchase of stock	(34.1)	(3)	—	(1,730)	—	—	(1,733)
Stock options and awards	1.5	—	120	—	—	—	120
October 29, 2011	671.4	$56	$3,431	$12,340	$(516)	$(47)	$15,264

Dividends declared per share were $0.30 and $0.25 for the three months ended October 29, 2011 and October 30, 2010, respectively. For the fiscal year ended January 29, 2011, dividends declared per share were $0.92.

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

Assets and liabilities of operations with functional currencies other than the U.S. dollar are translated at period-end exchange rates. Income statement accounts are translated using exchange rates prevailing during the period. Translation adjustments are reflected within accumulated other comprehensive income in shareholders’ equity. Gains and losses from foreign currency transactions are included in net earnings. During the nine months ended October 29, 2011 the value of $1.00 ranged from C$0.94 (Canadian dollars) to C$1.05 and averaged C$0.98. On October 29, 2011, $1.00 was equivalent to C$0.99.

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

Earnings Per Share	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(millions, except per share data)	2011	2010	2011	2010
Net earnings	$555	$535	$1,948	$1,885
Basic weighted average common shares outstanding	673.2	715.4	682.2	728.8
Dilutive impact of share-based awards(a)	5.1	5.6	4.7	5.6
Diluted weighted average common shares outstanding	678.3	721.0	686.9	734.4
Basic earnings per share	$0.82	$0.75	$2.85	$2.59
Diluted earnings per share	$0.82	$0.74	$2.84	$2.57

(a) Excludes 13.9 million and 15.6 million share-based awards for the three and nine months ended October 29, 2011, respectively, and 10.7 million and 11.3 million share-based awards for the three and nine months ended October 30, 2010 because their effects were antidilutive.

3. Canadian Leasehold Acquisition

In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million. We have completed this real estate acquisition with the selection of 84 additional Zellers sites, bringing the total number of sites selected to 189, which includes the initial group of 105 sites selected in the second quarter of 2011. We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. We sold our right to acquire the leasehold interests in 54 sites to third party retailers and landlords, for a total of $225 million.  These transactions resulted in a final net purchase price of $1,636 million, which is included in expenditures for property and equipment in the Consolidated Statement of Cash Flows.

We recorded the acquired assets in our Canadian Segment at their estimated fair values.

Leasehold Acquisition Summary		Third Quarter	Total
(millions)	Balance Sheet Classification	2011	Transaction
Assets
Capital lease assets	Buildings and improvements	$515	$2,887
Intangible assets(a)	Other noncurrent assets	23	23
Total assets		538	2,910
Liabilities
Capital lease obligations	Unsecured debt and other borrowings	$255	$1,274

(a) Amortization period of acquired intangible assets range from 3 to 13 years.

The acquired sites are being subleased back to Zellers for terms through March 2013, or earlier, at our option.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements -	Fair Value at			Fair Value at			Fair Value at
Recurring Basis	October 29, 2011			January 29, 2011			October 30, 2010
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Marketable securities	$66	$—	$—	$1,129	$—	$—	$349	$—	$—
Other current assets
Prepaid forward contracts	70	—	—	63	—	—	62	—	—
Other	—	6	—	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	136	—	—	139	—	—	172	—
Company-owned life insurance investments(b)	—	365	—	—	358	—	—	352	—
Total	$136	$507	$—	$1,192	$497	$—	$411	$524	$—
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	—	71	—	—	54	—	—	80	—
Total	$—	$71	$—	$—	$54	$—	$—	$80	$—

(a)	There was one interest rate swap designated as an accounting hedge at October 29, 2011, and no interest rate swaps designated as accounting hedges at January 29, 2011 or October 30, 2010.
(b)

Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $665 million at October 29, 2011, $645 million at January 29, 2011 and $636 million at October 30, 2010.

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

Fair Value Measurements -	Other current assets		Property and equipment
Nonrecurring Basis	Long-lived assets held for sale		Long-lived assets held and used(a)
(millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Measured during the period ended October 29, 2011:
Carrying amount	$6	$17	$7	$97
Fair value measurement	5	15	6	64
Gain/(loss)	$(1)	$(2)	$(1)	$(33)
Measured during the period ended October 30, 2010:
Carrying amount	$—	$2	$25	$73
Fair value measurement	—	2	23	63
Gain/(loss)	$—	$—	$(2)	$(10)

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

Financial Instruments Not	October 29, 2011		January 29, 2011		October 30, 2010
Measured at Fair Value	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$78	$78	$32	$32	$73	$73
Other noncurrent assets
Marketable securities(a)	—	—	4	4	—	—
Total	$78	$78	$36	$36	$73	$73
Financial liabilities
Total debt(b)	$17,228	$19,793	$15,241	$16,661	$16,037	$17,880
Total	$17,228	$19,793	$15,241	$16,661	$16,037	$17,880

(a)         Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b)         Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

Based on various inputs and assumptions, including discussions with third parties, we believe the gross balance of our credit card receivables approximates fair value at October 29, 2011. The carrying amounts of accounts payable and certain accrued and other current liabilities also approximate fair value at October 29, 2011.

5. Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of receivables. Substantially all accounts continue to accrue finance charges until they are written off. All past due accounts were incurring finance charges at October 29, 2011, January 29, 2011, and October 30, 2010. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	October 29, 2011		January 29, 2011		October 30, 2010
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,568	90.6%	$6,132	89.6%	$5,947	88.4%
1-29 days past due	266	4.3	292	4.3	298	4.4
30-59 days past due	109	1.8	131	1.9	157	2.3
60-89 days past due	64	1.1	79	1.1	94	1.4
90+ days past due	137	2.2	209	3.1	234	3.5
Period-end gross credit card receivables	$6,144	100%	$6,843	100%	$6,730	100%

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

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
(millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Allowance at beginning of period	$480	$851	$690	$1,016
Bad debt expense	40	110	67	445
Write-offs(a)	(122)	(226)	(448)	(799)
Recoveries(a)	33	40	122	113
Allowance at end of period	$431	$775	$431	$775

(a) Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Deterioration of the macroeconomic conditions in the United States would adversely affect the risk profile of our credit card receivables portfolio based on credit card holders’ ability to pay their balances. If such deterioration were to occur, it would lead to an increase in bad debt expense. The Corporation monitors both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally-generated scores to each account and by periodically obtaining a statistically representative sample of current FICO scores, a nationally recognized credit scoring model. We update these FICO scores monthly. The credit-quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts.

Receivables Credit Quality	October 29,	January 29,	October 30,
(millions)	2011	2011	2010
Nondelinquent accounts (Current and 1-29 days past due)
FICO score of 700 or above	$2,775	$2,819	$2,709
FICO score of 600 to 699	2,404	2,737	2,677
FICO score below 600	655	868	859
Total nondelinquent accounts	5,834	6,424	6,245
Delinquent accounts (30+ days past due)	310	419	485
Period-end gross credit card receivables	$6,144	$6,843	$6,730

Under certain circumstances, we offer cardholder payment plans that meet the accounting definition of a troubled debt restructuring (TDR). These plans modify finance charges, minimum payments and/or extend payment terms. Modified terms do not change the balance of the loan. These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder’s circumstances. Cardholders are not allowed additional charges while participating in a payment plan. As of October 29, 2011 and October 30, 2010 there were 125,875 and 155,836 modified contracts with outstanding receivables of $304 million and $421 million, respectively.

Troubled Debt Restructurings	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(millions)	2011	2010	2011	2010
Average receivables	$313	$425	$344	$456
Finance charges	$5	$7	$16	$23

Troubled Debt Restructurings	Three Months Ended		Nine Months Ended
Defaulted During the Period(a)	October 29,	October 30,	October 29,	October 30,
(millions, except contracts)	2011	2010	2011	2010
Number of contracts	6,290	13,753	17,990	42,972
Amount defaulted(b)	$18	$46	$53	$138

(a) Includes loans modified within the twelve months prior to each respective period end.

(b) Represents account balance at the time of default. We define default as not paying the full fixed payment amount for two consecutive billing cycles.

Receivables in cardholder payment plans that meet the definition of a TDR are treated consistently with other receivables in determining our allowance for doubtful accounts. Accounts that complete their assigned payment plan are removed from the TDR population. Payments received on troubled debt restructurings are first applied to finance charges and fees, then to the unpaid principal balance.

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

In the second quarter of 2008, we sold an interest in our credit card receivables to JPMorgan Chase (JPMC). The interest sold represented 47 percent of the receivables portfolio at the time of the transaction. In the event of a decrease in the receivables principal amount such that JPMC’s interest in the entire portfolio would exceed 47 percent for three consecutive months, TR LLC (using the cash flows from the assets in the Trust) would be required to pay JPMC a pro rata amount of principal collections such that the portion owned by JPMC would not exceed 47 percent, unless JPMC provides a waiver. Conversely, at the option of the Corporation, JPMC may be required to fund an increase in the portfolio to maintain their 47 percent interest up to a maximum principal balance of $4.2 billion. Due to declines in gross credit card receivables, TR LLC repaid JPMC $226 million and $530 million during the first nine months of 2011 and 2010, respectively.

If a three-month average of monthly finance charge excess (JPMC’s pro rata share of finance charge collections less write-offs and specified expenses) is less than 2 percent of the outstanding principal balance of JPMC’s interest, the Corporation must implement mutually agreed-upon underwriting strategies. If the three-month average finance charge excess falls below 1 percent of the outstanding principal balance of JPMC’s interest, JPMC may compel the Corporation to implement underwriting and collections activities, provided those activities are compatible with the Corporation’s systems, as well as consistent with similar credit card receivable portfolios managed by JPMC. If the Corporation fails to implement the activities, JPMC has the right to cause the accelerated repayment of the note payable issued in the transaction. As noted in the preceding paragraph, payments would be made solely from the Trust assets. We have the right to prepay the principal balance on the note payable to JPMC through January 31, 2012. If we elect to prepay the outstanding balance, we will be required to pay a make-whole premium ranging from $85 million to $95 million, dependent upon the prepayment date.

All interests in our Credit Card Receivables issued by the Trust are accounted for as secured borrowings. Interest and principal payments are satisfied provided the cash flows from the Trust assets are sufficient and are nonrecourse to the general assets of the Corporation. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the Trust are sufficient. Future principal payments will be made from the third party’s pro rata share of cash flows from the Trust assets.

Securitized Borrowings	October 29, 2011		January 29, 2011		October 30, 2010
	Debt		Debt		Debt
(millions)	Balance	Collateral	Balance	Collateral	Balance	Collateral
2008 Series(a)	$2,759	$2,828	$2,954	$3,061	$2,979	$3,098
2006/2007 Series	1,000	1,266	1,000	1,266	1,000	1,266
Total	$3,759	$4,094	$3,954	$4,327	$3,979	$4,364

(a) The debt balance for the 2008 Series is net of a 7% discount from JPMC. The unamortized portion of this discount was $69 million, $107 million and $119 million as of October 29, 2011, January 29, 2011, and October 30, 2010, respectively.

6. Commitments and Contingencies

As a result of our second and third quarter 2011 acquisition of leases from Zellers, we have assumed additional future minimum lease payments of $3.5 billion, with a net present value of $1.3 billion, at October 29, 2011.

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

7. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. As of October 29, 2011, $1,211 million was outstanding under this program. There were no amounts outstanding under our commercial paper program at January 29, 2011 or October 30, 2010. During the three and nine months ended October 29, 2011 the maximum amount outstanding was $1,211 million and the average amount outstanding was $351 million and $227 million, respectively. There were no amounts outstanding under our commercial paper program at any time during the three or nine months ended October 30, 2010.

In July 2011, we issued $350 million of unsecured fixed rate debt at 1.125% and $650 million of unsecured floating rate debt at three-month LIBOR plus 17 basis points that matures in July 2014. Proceeds from this issuance were used for general corporate purposes.

In October 2011, we entered into a five-year $2.25 billion unsecured revolving credit facility with a group of banks. The new facility replaced our existing credit agreement and will expire in October 2016. No balances were outstanding at any time during the first three quarters of 2011 or 2010 under this or previously existing revolving credit facilities.

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

During 2008, we terminated or de-designated certain interest rate swaps that were accounted for as hedges. Total net gains amortized into net interest expense for terminated or de-designated swaps were $10 million and $11 million during the three months ended October 29, 2011 and October 30, 2010, respectively. Total net gains amortized into net interest expense for terminated or de-designated swaps were $31 million and $34 million during the nine months ended October 29, 2011 and October 30, 2010, respectively. The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $122 million, $152 million and $164 million, at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.

Periodic payments, valuation adjustments and amortization of gains or losses from the termination or de-designation of derivative contracts are summarized below:

Derivative Contracts - Effect on Results of Operations		Three Months Ended		Nine Months Ended
	Classification of	October 29,	October 30,	October 29,	October 30,
(millions)	Income/(Expenses)	2011	2010	2011	2010
Interest rate swaps	Other interest expense	$10	$12	$32	$40

In July 2011, in conjunction with the $350 million fixed rate debt issuance, we entered into an interest rate swap with a notional amount of $350 million, under which we pay a variable rate and receive a fixed rate. This swap has been designated as a fair value hedge, and there was no ineffectiveness recognized related to this hedge during the three or nine months ended October 29, 2011. There were no derivative instruments designated as hedges as of October 30, 2010. See Note 4, Fair Value Measurements, for a description of the fair value measurement of derivative contracts and their classification on the Consolidated Statements of Financial Position.

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

Subsequent to the end of the third quarter of 2011, we favorably resolved various state income tax matters, which will be recorded as a reduction to income tax expense of approximately $50 million in our fourth quarter 2011 Statement of Operations.

10. Share Repurchase

We repurchase shares primarily through open market transactions under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007.

Share Repurchases	Three Months Ended		Nine Months Ended
(millions, except per share data)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Total number of shares purchased	4.5	15.2	34.1	40.2
Average price paid per share	$50.45	$52.29	$50.76	$52.04
Total investment	$226	$793	$1,733	$2,093

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended		Nine Months Ended
(millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Total number of shares purchased	0.5	0.5	0.8	0.8
Total cash investment	$26	$24	$40	$39
Aggregate market value(b)	$26	$26	$40	$42

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

Net Pension and	Pension Benefits				Postretirement Health Care Benefits
Postretirement Health	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Care Benefits Expense	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
(millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$29	$29	$87	$87	$3	$2	$7	$7
Interest cost	34	32	103	96	1	1	3	3
Expected return on assets	(51)	(48)	(153)	(144)	—	—	—	—
Recognized losses	16	11	50	33	1	1	3	3
Recognized prior service cost	—	—	(2)	(1)	(3)	(2)	(7)	(7)
Total	$28	$24	$85	$71	$2	$2	$6	$6

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was a pretax gain of $6 million and $1 million during the three months ended October 29, 2011 and October 30, 2010, respectively, and a pretax gain of $3 million and $1 million for the nine months ended October 29, 2011 and October 30, 2010, respectively. For the nine months ended October 29, 2011 and October 30, 2010, we invested approximately $44 million and $26 million, respectively, in such investment instruments. This activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts, as described in Note 10.

At October 29, 2011, January 29, 2011 and October 30, 2010, our outstanding interest in contracts indexed to our common stock was as follows:

Prepaid Forward Contracts on Target
Common Stock	October 29,	January 29,	October 30,
(millions, except per share data)	2011	2011	2010
Number of shares	1.3	1.2	1.2
Average price paid per share	$43.78	$44.09	$43.87
Fair value	$70	$63	$62
Total cash investment	$55	$51	$53

12. Segment Reporting

Our Canadian Segment was initially reported in our first quarter 2011 financial results, in connection with entering into an agreement to purchase leasehold interests in Canada.

Our segment measure of profit is used by management to evaluate the return we are achieving on our investment and to make operating decisions.

Business Segment Results	Three Months Ended October 29, 2011				Three Months Ended October 30, 2010
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$16,054	$348	$—	$16,402	$15,226	$379	$—	$15,605
Cost of sales	11,165	—	—	11,165	10,562	—	—	10,562
Bad debt expense(a)	—	40	—	40	—	110	—	110
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,433	143	18	3,594	3,319	114	—	3,433
Depreciation and amortization	525	4	17	546	529	5	—	533
Earnings/(loss) before interest expense and income taxes	931	161	(35)	1,057	816	150	—	967
Interest expense on nonrecourse debt collateralized by credit card receivables	—	18	—	18	—	20	—	20
Segment profit/(loss)	$931	$143	$(35)	$1,039	$816	$130	$—	$947
Unallocated (income) and expenses
Other interest expense				184				175
Interest income				(2)				(1)
Earnings before income taxes				$857				$773

	Nine Months Ended October 29, 2011				Nine Months Ended October 30, 2010
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$47,529	$1,048	$—	$48,577	$45,509	$1,220	$—	$46,729
Cost of sales	32,874	—	—	32,874	31,267	—	—	31,267
Bad debt expense(a)	—	67	—	67	—	445	—	445
Selling, general and administrative/ Operations and marketing expenses(a), (b)	9,988	405	53	10,446	9,689	307	—	9,997
Depreciation and amortization	1,527	13	28	1,568	1,532	14	—	1,545
Earnings/(loss) before interest expense and income taxes	3,140	563	(81)	3,622	3,021	454	—	3,475
Interest expense on nonrecourse debt collateralized by credit card receivables	—	55	—	55	—	64	—	64
Segment profit/(loss)	$3,140	$508	$(81)	$3,567	$3,021	$390	$—	$3,411
Unallocated (income) and expenses
Other interest expense				522				505
Interest income				(3)				(2)
Earnings before income taxes				$3,048				$2,908

(a)       The combination of bad debt expense and operations and marketing expenses, less amounts reimbursed to the U.S. Retail Segment, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b)       Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and nine months ended October 29, 2011, these reimbursed amounts were $74 million and $189 million compared with $26 million and $60 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Total Assets by Segment
(millions)	October 29, 2011	January 29, 2011	October 30, 2010
U.S. Retail	$39,142	$37,324	$38,617
U.S. Credit Card	5,978	6,381	6,332
Canadian	3,327	—	—
Total	$48,447	$43,705	$44,949

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $16,402 million for the three months ended October 29, 2011, an increase of $797 million or 5.1 percent from the same period in the prior year. Consolidated earnings before interest expense and income taxes for third quarter 2011 increased by $90 million or 9.4 percent over third quarter 2010 to $1,057 million. Cash flow provided by operations was $2,975 million and $2,852 million for the nine months ended October 29, 2011 and October 30, 2010, respectively. Diluted earnings per share in the third quarter increased 10.2 percent to $0.82 from $0.74 in the same period a year ago. Adjusted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 28 percent to $0.87 in third quarter 2011 from $0.68 in the same period a year ago.

Earnings Per Share	Three Months Ended					Nine Months Ended
	October 29	,	October 30	,		October 29	,	October 30	,
	2011		2010		Change	2011		2010		Change
GAAP diluted earnings per share	$0.82		$0.74		10.2%	$2.84		$2.57		10.4%
Adjustments(a)	0.05		(0.06)			0.11		(0.06)
Adjusted diluted earnings per share	$0.87		$0.68		28.0%	$2.95		$2.51		17.5%

(a) Adjustments represent the impact of favorable resolution of various state income tax matters and expenses related to investments in our 2013 Canadian market entry.

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 23.

Our financial results for the third quarter of 2011 in our U.S. Retail Segment reflect increased sales of 5.4 percent over the same period last year due to a 4.3 percent comparable-store increase combined with the contribution from new stores. In third quarter 2011 we experienced U.S. Retail Segment EBITDA and EBIT margin rate improvements compared to third quarter 2010, due primarily to a favorable selling, general and administrative (SG&A) expense rate. We opened 6 new stores in the third quarter of 2011 (5 net of one relocation). During the three months ended October 30, 2010, we opened 10 new stores (9 net of one relocation).

In the U.S. Credit Card Segment, we achieved an increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk in our accounts receivable portfolio.

Our Canadian Segment was initially reported in our first quarter 2011 financial results, as a result of entering into an agreement to purchase the leasehold interests in up to 220 sites in Canada currently operated by Zellers Inc. (Zellers), in exchange for C$1,825 million (Canadian dollars). We completed this real estate acquisition with the selection of 84 additional Zellers sites, bringing the total number of sites selected to 189, which includes the initial group of 105 sites selected in the second quarter of 2011. We sold our right to acquire the leasehold interests in 54 sites to third party retailers and landlords, for a total of $225 million.  These transactions resulted in a final net purchase price of $1,636 million. We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. During the three and nine months ended October 29, 2011, start-up costs totaled $18 million and $53 million, respectively, and primarily consisted of compensation, benefits and consulting expenses. These expenses are reported in selling, general, and administrative expense within the consolidated statement of operations.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended			Nine Months Ended
	October 29,	October 30,	Percent	October 29,	October 30,	Percent
(millions)	2011	2010	Change	2011	2010	Change
Sales	$16,054	$15,226	5.4%	$47,529	$45,509	4.4%
Cost of sales	11,165	10,562	5.7	32,874	31,267	5.1
Gross margin	4,889	4,664	4.8	14,655	14,242	2.9
SG&A expenses(a)	3,433	3,319	3.5	9,988	9,689	3.1
EBITDA	1,456	1,345	8.2	4,667	4,553	2.5
Depreciation and amortization	525	529	(0.8)	1,527	1,532	(0.3)
EBIT	$931	$816	14.1%	$3,140	$3,021	3.9%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

(a)

Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and nine months ended October 29, 2011, these reimbursed amounts were $74 million and $189 million compared with $26 million and $60 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

See Note 12 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

U.S. Retail Segment Rate Analysis	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Gross margin rate	30.5%	30.6%	30.8%	31.3%
SG&A expense rate	21.4%	21.8%	21.0%	21.3%
EBITDA margin rate	9.1%	8.8%	9.8%	10.0%
Depreciation and amortization expense rate	3.3%	3.5%	3.2%	3.4%
EBIT margin rate	5.8%	5.4%	6.6%	6.6%

U.S. Retail Segment rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended January 29, 2011 for a description of our product categories.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Household essentials	26%	26%	26%	26%
Hardlines	15%	16%	17%	17%
Apparel and accessories	20%	21%	20%	21%
Home furnishings and décor	19%	19%	18%	19%
Food and pet supplies	20%	18%	19%	17%
Total	100%	100%	100%	100%

Comparable-store sales is a measure that highlights the performance of our existing stores by measuring the growth in sales for such stores for a period over the comparable, prior-year period of equivalent length. The method of calculating comparable-store sales varies across the retail industry. As a result, our comparable-store sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable-store sales are sales from stores open longer than one year and our online business, including:

•                          sales from stores that have been remodeled or expanded while remaining open (including our current store remodel program), and

•                          sales from stores that have been relocated to new buildings of the same format within the same trade area, in which the new store opens at about the same time as the old store closes.

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format, or

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed.

Comparable-Store Sales	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Comparable-store sales change	4.3%	1.6%	3.4%	2.0%
Drivers of change in comparable-store sales:
Number of transactions	0.3%	2.1%	0.4%	2.3%
Average transaction amount	4.1%	(0.5)%	3.1%	(0.2)%
Units per transaction	2.5%	3.0%	2.9%	2.1%
Selling price per unit	1.6%	(3.3)%	0.2%	(2.2)%

The comparable-store sales increases or decreases above are calculated by comparing sales in fiscal year periods with comparable prior fiscal year periods of equivalent length.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards; the Target Visa Credit Card and the Target Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. In October 2010, guests began to receive a 5 percent discount on virtually all purchases at checkout, every day, when they use a REDcard at any Target store or on Target.com.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder of the incremental purchases on the REDcards representing a shift in tender type.

REDcard Penetration	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Target Credit Cards	6.9%	4.9%	6.5%	4.7%
Target Debit Card	2.6%	0.6%	2.1%	0.5%
Total Store REDcard Penetration	9.5%	5.5%	8.6%	5.2%

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

For the three months ended October 29, 2011, our gross margin rate was 30.5 percent, decreasing from 30.6 percent in the comparable period last year, reflecting an adverse sales mix impact of 0.3 percentage points, partially offset by rate improvements within merchandise categories. These changes are largely the result of our integrated growth strategies of 5% REDcard Rewards and expanded food assortment, combined with unrelated rate improvements within merchandise categories.

For the nine months ended October 29, 2011, our gross margin rate was 30.8 percent, decreasing from 31.3 percent in the comparable period last year, reflecting an adverse sales mix impact of 0.4 percentage points and lower margin rates within merchandise categories. These changes are largely the result of the strategies and unrelated rate changes cited above.

Selling, General and Administrative Expense Rate

Our selling, general and administrative expense rate represents SG&A expenses as a percentage of sales. See Note 3 in our Form 10-K for the fiscal year ended January 29, 2011 for a description of costs included in SG&A expenses. SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

For the three and nine months ended October 29, 2011, the SG&A expense rate was 21.4 percent and 21.0 percent, respectively, a decrease from 21.8 percent and 21.3 percent in the same periods last year. For the quarter and year-to-date periods, these improvements were primarily due to increased U.S. Credit Segment profit sharing (0.3 percentage points) and favorable leverage on store hourly payroll expense. No other areas were individually significant.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. For the three and nine months ended October 29, 2011, our depreciation and amortization expense rate was 3.3 percent and 3.2 percent, respectively, compared with 3.5 percent and 3.4 percent last year. This decrease is due to sales growth outpacing increases in depreciation and amortization expense.

Store Data

During the three months ended October 29, 2011, we opened 6 new stores (5 net of one relocation). During the nine months ended October 29, 2011, we opened 21 new stores (17 net of 4 relocations). During the three months ended October 30, 2010, we opened 10 new stores (9 net of one relocation). During the nine months ended October 30, 2010, we opened 13 new stores (12 net of one relocation). During the first three quarters of 2011, we remodeled 394 stores under our current store remodel program, compared with 341 in the comparable prior year period.

Number of Stores and	Number of Stores			Retail Square Feet(a)
Retail Square Feet	October 29,	January 29,	October 30,	October 29,	January 29,	October 30,
	2011	2011	2010	2011	2011	2010
Target general merchandise stores	640	1,037	1,039	77,349	127,292	127,531
Expanded food assortment	875	462	462	114,218	61,823	61,823
SuperTarget stores	252	251	251	44,681	44,503	44,503
Total	1,767	1,750	1,752	236,248	233,618	233,857

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

U.S. Credit Card Segment

We offer credit to qualified guests through the Target Credit Cards. Our credit card program supports our core retail operations and remains an important contributor to our overall profitability and engagement with our guests. Beginning in October 2010, guests receive a 5 percent discount on virtually all purchases at checkout, every day, when they use a REDcard at any Target store or on Target.com.

Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, or the amounts received from merchants who accept the Target Visa Credit Card.

In January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio. We intend to execute a transaction only if appropriate strategic and financial conditions are met. We are currently negotiating a potential transaction. We will classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our strategic and economic objectives has been agreed upon with a potential buyer. It is possible that a sale agreement could be executed as early as the fourth quarter of 2011.

U.S. Credit Card Segment Results	Three Months Ended		Three Months Ended
	October 29, 2011		October 30, 2010
		Annualized		Annualized
(millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$279	18.1%	$315	18.4%
Late fees and other revenue	47	3.1	38	2.2
Third party merchant fees	22	1.4	26	1.5
Total revenue	348	22.5	379	22.1
Bad debt expense	40	2.6	110	6.4
Operations and marketing expenses(a)	143	9.2	114	6.7
Depreciation and amortization	4	0.3	5	0.3
Total expenses	187	12.1	229	13.4
EBIT	161	10.4	150	8.8
Interest expense on nonrecourse debt collateralized by credit card receivables	18		20
Segment profit	$143		$130
Average receivables funded by Target(b)	$2,427		$2,811
Segment pretax ROIC(c)	23.6%		18.5%

	Nine Months Ended		Nine Months Ended
	October 29, 2011		October 30, 2010
		Annualized		Annualized
(millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$849	18.0%	$989	18.4%
Late fees and other revenue	133	2.8	152	2.8
Third party merchant fees	66	1.4	79	1.5
Total revenue	1,048	22.2	1,220	22.7
Bad debt expense	67	1.4	445	8.3
Operations and marketing expenses(a)	405	8.6	307	5.7
Depreciation and amortization	13	0.3	14	0.3
Total expenses	485	10.3	766	14.3
EBIT	563	11.9	454	8.4
Interest expense on nonrecourse debt collateralized by credit card receivables	55		64
Segment profit	$508		$390
Average receivables funded by Target(b)	$2,443		$2,705
Segment pretax ROIC(c)	27.7%		19.2%

(a)

Loyalty Program discounts are recorded as reductions to sales in our U.S. Retail Segment. Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which our U.S. Credit Card Segment reimburses our U.S. Retail Segment to better align with the attributes of the new program. In the three and nine months ended October 29, 2011, these reimbursed amounts were $74 million and $189 million compared with $26 million and $60 million in the corresponding periods in 2010. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(b)

Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $3,754 million and $3,843 million for the three and nine months ended October 29, 2011, respectively, and $4,048 million and $4,461 million for the three and nine months ended October 30, 2010, respectively, of average receivables funded by nonrecourse debt collateralized by credit card receivables.

(c)	ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)	As an annualized percentage of average gross credit card receivables.

See Note 12 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

Spread Analysis - Total Portfolio	Three Months Ended October 29, 2011			Three Months Ended October 30, 2010
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$161	10.4%	(c)	$150	8.8%	(c)
LIBOR(a)		0.2%			0.3%
Spread to LIBOR(b)	$158	10.2%	(c)	$146	8.5%	(c)

	Nine Months Ended October 29, 2011			Nine Months Ended October 30, 2010
	Amount	Annualized		Amount	Annualized
	(in millions)	Rate		(in millions)	Rate
EBIT	$563	11.9%	(c)	$454	8.4%	(c)
LIBOR(a)		0.2%			0.3%
Spread to LIBOR(b)	$552	11.7%	(c)	$439	8.1%	(c)

(a)	Balance-weighted one-month LIBOR.
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

U.S. Credit Card Segment profit for the three and nine months ended October 29, 2011 increased to $143 million and $508 million, respectively, from $130 million and $390 million for the three and nine months ended October 30, 2010, driven by a decline in bad debt expense, partially offset by lower total revenues. Segment revenues for the three months ended October 29, 2011 were $348 million, a decrease of $31 million, or 8.2 percent, from the same period in the prior year. For the nine months ended October 29, 2011, segment revenues were $1,048 million, a decrease of $172 million, or 14.1 percent, from the same period in the prior year. The decreases were primarily driven by lower average receivables resulting in reduced finance charge revenue. Segment expenses were $187 million and $485 million for the three and nine months ended October 29, 2011, a decrease of $42 million and $281 million, or 18.2 percent and 36.6 percent, respectively, from the comparable prior year periods driven by lower bad debt expense due to improved trends in key measures of risk. Interest expense on nonrecourse debt for the three and nine months ended October 29, 2011 declined by $2 million and $9 million, respectively, from last year, due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(millions)	2011	2010	2011	2010
Beginning gross credit card receivables	$6,202	$6,988	$6,843	$7,982
Charges at Target	1,205	811	3,348	2,295
Charges at third parties	1,283	1,409	3,886	4,357
Payments	(2,784)	(2,643)	(8,577)	(8,350)
Other	238	165	644	446
Period-end gross credit card receivables	$6,144	$6,730	$6,144	$6,730
Average gross credit card receivables	$6,181	$6,859	$6,287	$7,166
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	3.3%	4.9%	3.3%	4.9%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	2.2%	3.5%	2.2%	3.5%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
(millions)	2011	2010	2011	2010
Allowance at beginning of period	$480	$851	$690	$1,016
Bad debt expense	40	110	67	445
Write-offs(a)	(122)	(226)	(448)	(799)
Recoveries(a)	33	40	122	113
Allowance at end of period	$431	$775	$431	$775
As a percentage of period-end gross credit card receivables	7.0%	11.5%	7.0%	11.5%
Net write-offs as a percentage of average gross credit card receivables (annualized)	5.7%	10.9%	6.9%	12.8%

(a)  Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Our period-end gross credit card receivables at October 29, 2011 were $6,144 million compared with $6,730 million at October 30, 2010, a decrease of 8.7 percent. Average gross credit card receivables for the three and nine months ended October 29, 2011 decreased 9.9 percent and 12.3 percent, respectively, compared with the same period last year. In response to regulatory changes and credit card industry trends, we have undertaken risk management and underwriting initiatives that have reduced available credit lines for higher-risk cardholders. Additionally, we have experienced an increase in payment rates and a decrease in Target Visa Credit Card charge activity at third parties, partially offset by an increase in charges at Target.

Canadian Segment

During the three and nine months ended October 29, 2011, start-up costs totaled $18 million and $53 million, respectively, and primarily consisted of compensation, benefits and consulting expenses. These expenses are reported in SG&A expense within the consolidated statement of operations. Additionally, we recorded $17 million and $28 million in depreciation for the three and nine months ended October 29, 2011, respectively, related to capital lease assets and leasehold interests acquired in our Zellers asset purchase.

We have begun to invest capital to establish a Canadian headquarters, prepare for site renovation, establish supply chain capabilities and build supporting infrastructure. During the nine months ended October 29, 2011, we have recorded approximately $140 million of property and equipment, primarily in construction-in-progress and land, related to these activities.

Other Performance Factors

Net Interest Expense

Net interest expense for the three and nine months ended October 29, 2011 was $200 million and $574 million, respectively, including $15 million and $25 million of interest on capitalized leases related to our Canadian market entry. For the three and nine months ended October 30, 2010, net interest expense was $194 million and $567 million.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended October 29, 2011 was 35.3 percent and 36.1 percent, respectively, up from 30.8 percent and 35.2 percent for the three and nine months ended October 30, 2010. These increases are primarily due to the favorable resolution of various state income tax matters in the comparable 2010 period.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Our segment measure of profit is used by management to evaluate the return we are achieving on our investment and to make operating decisions. To provide additional transparency we have disclosed non-GAAP adjusted diluted earnings per share, which incorporates the diluted EPS impact of our 2013 Canadian market entry and favorable resolution of various state income tax matters. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations.

	Three Months Ended October 29, 2011
(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total
Segment profit	$931	$143	$1,074	$(35)	$—		$1,039
Other interest expense(a)			167	15	—		182
Earnings before income taxes			907	(50)	—		857
Provision for income taxes(b)			317	(15)	—		302
Net earnings			$590	$(35)	$—		$555
Diluted earnings per share(d)			$0.87	$(0.05)	$—		$0.82

	Three Months Ended October 30, 2010
(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total
Segment profit	$816	$130	$947	$—	$—		$947
Other interest expense(a)			174	—	—		174
Earnings before income taxes			773	—	—		773
Provision for income taxes(b)			283	—	(45	) (c)	238
Net earnings			$490	$—	$45		$535
Diluted earnings per share(d)			$0.68	$—	$0.06		$0.74

	Nine Months Ended October 29, 2011
(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total
Segment profit	$3,140	$508	$3,648	$(81)	$—		$3,567
Other interest expense(a)			494	25	—		519
Earnings before income taxes			3,154	(106)	—		3,048
Provision for income taxes(b)			1,130	(30)	—		1,100
Net earnings			$2,024	$(76)	$—		$1,948
Diluted earnings per share(d)			$2.95	$(0.11)	$—		$2.84

	Nine Months Ended October 30, 2010
(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total
Segment profit	$3,021	$390	$3,411	$—	$—		$3,411
Other interest expense(a)			503	—	—		503
Earnings before income taxes			2,908	—	—		2,908
Provision for income taxes(b)			1,068	—	(45	) (c)	1,023
Net earnings			$1,840	$—	$45		$1,885
Diluted earnings per share(d)			$2.51	$—	$0.06		$2.57

(a)  Represents interest expense not included in U.S. Credit Card segment profit. For the three and nine months ended October 29, 2011, U.S. Credit Card segment profit included $18 million and $55 million of interest expense on nonrecourse debt collateralized by credit card receivables, respectively, compared with $20 million and $64 million in the respective prior year periods. These amounts, along with other interest expense, equal consolidated GAAP interest expense.

(b)  In 2011, taxes are allocated to our business segments based on estimated effective income tax rates for the period.

(c)   Represents reductions to income tax expense due to favorable resolution of state income tax matters that in the aggregate were significant during the three and nine months ended October 30, 2010.

(d)  For the three and nine months ended October 29, 2011, average diluted shares outstanding were 678.3 million and 686.9 million, respectively, and for the three and nine months ended October 30, 2010, average diluted shares outstanding were 721.0 million and 734.4 million, respectively.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $821 million compared with $936 million for the same period in 2010. Marketable securities of $66 million and $349 million were included in cash and cash equivalents at the end of third quarter 2011 and 2010, respectively. Our investment policy is designed to preserve principal and liquidity of our marketable securities. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain limitations on the aggregate dollars invested and percentage of total fund value held when making short-term investment decisions.

Operations during the first nine months of 2011 were funded by both internally and externally generated funds. Cash flow provided by operations was $2,975 million for the nine months ended October 29, 2011 compared with $2,852 million for the same period in 2010. During 2011, Target issued $1 billion of unsecured debt that matures in July 2014 and issued commercial paper, of which, $1,211 million was outstanding as of October 29, 2011. This cash flow, combined with our prior year-end cash position, allowed us to fund seasonal increases in inventory and capital expenditures, pay dividends and continue purchases under our share repurchase program.

Our period-end gross credit card receivables were $6,144 million at October 29, 2011 compared with $6,730 million at October 30, 2010, a decrease of 8.7 percent. Average gross credit card receivables during the nine months ended October 29, 2011 decreased 12.3 percent compared with the nine months ended October 30, 2010. This change was driven by the factors indicated in the U.S. Credit Card Segment above. Due to declines in gross credit card receivables, TR LLC repaid JPMC $226 million and $530 million during the first nine months of 2011 and 2010, respectively. To the extent the receivables balance continues to decline, TR LLC expects to continue to pay JPMC a pro rata portion of principal collections such that the portion owned by JPMC would not exceed 47 percent.

Third quarter period-end inventory levels increased $340 million, or 3.6 percent from the same period in 2010. Inventory levels were higher to support traffic-driving strategic initiatives, such as our expanded food assortment and pharmacy offerings, in addition to comparatively higher retail square footage. Accounts payable increased by $292 million, or 3.8 percent over the same period.

During the three and nine months ended October 29, 2011, we repurchased 4.5 million shares and 34.1 million shares, respectively, of our common stock for $226 million ($50.45 per share) and $1,733 million ($50.76 per share), respectively, under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. During the three and nine months ended October 30, 2010, we repurchased 15.2 million and 40.2 million shares, respectively, of our common stock for $793 million ($52.29 per share) and $2,093 million ($52.04 per share), respectively.

We paid dividends totaling $203 million and $549 million for the three and nine months ended October 29, 2011, and $181 million and $432 million during the three and nine months ended October 30, 2010, an increase of 12.2 percent and 27.1 percent, respectively. We declared dividends totaling $201 million ($0.30 per share) in third quarter 2011, an increase of 13.6 percent over the $177 million ($0.25 per share) of declared dividends during the third quarter of 2010. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided ample sources of liquidity to Target. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. The ratings assigned to our debt by the credit rating agencies affect both the pricing and terms of any new financing. As of October 29, 2011 our credit ratings were as follows:

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

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 5.5x for the first nine months of 2011, and 5.4x for the first nine months of 2010.

We have liquidity available to us through a committed $2.25 billion unsecured revolving credit facility obtained through a group of banks in October 2011, which will expire in October 2016. This new unsecured revolving credit facility replaced a previously held $2 billion unsecured revolving credit facility that was scheduled to expire in April 2012. No balances were outstanding at any time during the first three quarters of 2011 or 2010 under either facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 29, 2011, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations and to finance anticipated expansion and strategic initiatives throughout 2011. We also continue to anticipate ample access to long-term financing. Further, in January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio, which may provide additional funding. As of October 29, 2011 the gross balance of our credit card receivables portfolio was $6,144 million, of which $3,759 million was funded by third parties and $2,385 million was funded by Target.

We completed our real estate transaction with Zellers and became the lessee for 135 sites, of which we expect to open 125 to 135 Target locations. In turn, Zellers has agreed to leaseback selected sites where the monthly lease payments on these leases and Zellers’ subleases are equal. At our option, Zellers is required to vacate the properties between January 31, 2012 and March 31, 2013, generally following a 9-month notice period. This transaction resulted in a final net purchase price of $1,636 million. We plan to invest between $2 billion to $3 billion in Canada over the next three years to renovate acquired sites that we intend to convert into Target stores, establish supply chain capabilities, build information-technology infrastructure, and acquire and develop other sites unrelated to the Zellers transaction. The amount we ultimately invest will be largely dependent on the number of Target stores we elect to operate in Canada.

During the nine months ended October 29, 2011 the value of $1.00 ranged from C$0.94 to C$1.05 and averaged C$0.98. On October 29, 2011, $1.00 was equivalent to C$0.99.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 29, 2011 was disclosed in our 2010 10-K. As a result of our acquisition of leasehold interests in 135 sites from Zellers, we have additional future minimum capital lease payments of $1.3 billion. During the three months ended October 29, 2011, there were no other material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

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

Outlook

We expect to achieve consolidated diluted earnings per share (EPS) of $1.43 to $1.53 in the fourth quarter 2011. This earnings outlook does not include any reduction in tax expense from the favorable resolution of various state income tax matters, currently estimated at approximately $50 million, or any impact of a potential credit card asset sale and potential early extinguishment of non-recourse debt collateralized by credit card receivables.

In the U.S. Retail Segment we generally expect recent trends and performance drivers to continue in the fourth quarter. We expect a fourth quarter comparable-store sales increase of 4 percent or slightly less. We expect the fourth quarter retail EBIT margin rate to be similar to last year’s fourth quarter, reflecting continued gross margin rate pressure offset by rate favorability on the SG&A and depreciation and amortization expense lines. In our U.S. Credit Card Segment, we expect continued strong performance in the fourth quarter. However, as we begin to compare against prior year periods in which our results benefited from credit card receivable allowance reductions, we are unlikely to continue to report increases in segment profit. We expect our direct costs (segment EBIT, interest expense on capital leases and related tax effects) associated with entry into Canada will result in a $0.07 to $0.09 unfavorable impact on fourth quarter 2011 EPS.

We expect 2011 capital expenditures related to our U.S. retail operations to be in the range of $2.6 billion to $2.7 billion, driven primarily by our store remodel program.

We expect to continue to execute against our share repurchase plan, and may repurchase up to $300 million during the fourth quarter of 2011. The timing and amount of share repurchase activity, if any, will be dependent on market conditions, the amount of future net earnings and cash flows.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Retail Segment, our outlook for sales, comparable-store sales trends, including the impact of our store remodel and 5% REDcard Rewards programs, gross margin rates, and selling, general and administrative expense rates; for our U.S. Credit Card Segment, aggregate portfolio risks and the level of, the allowance for doubtful accounts, and the pursuit and timing of a portfolio sale; for our Canadian Segment, our performance, timing and amount of future capital investments in Canada, and expected future earnings per share impact of our direct costs associated with entry into Canada; on a consolidated basis, statements regarding anticipated earnings per share, the adequacy of and costs associated with our sources of liquidity, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the impact of future changes in foreign currency, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers’ compensation, property loss, the expected outcome of claims and litigation, and the resolution of tax matters.

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

In addition to the GAAP results provided in this release, the company provides non-GAAP adjusted diluted earnings per share (non-GAAP adjusted EPS) for the three and nine months ended October 29, 2011 and October 30, 2010. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Management believes non-GAAP adjusted EPS is useful in providing period-to-period comparisons of the results of our U.S. operations. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of the company’s results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than the company does, limiting the usefulness of the measure for comparative purposes.

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

Changes in Control Over Financial Reporting

We have expanded our implementation of enterprise resource planning (ERP) software from SAP AG. This expansion included introducing accounts payable, accounts receivable and treasury modules as well as enhancing financial reporting functionality to the system that was initially implemented during first quarter 2010. We evaluated the design of the internal control over financial reporting and will test these controls during the fourth quarter of 2011. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of Target common stock made during the three months ended October 29, 2011, by the Corporation or any “affiliated purchaser” of the Corporation, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Since the inception of our share repurchase program, which began in the fourth quarter of 2007, we have repurchased 185.5 million common shares of our common stock, for a total cash investment of $9,560 million ($51.53 average price per share).

							Approximate
	Total				Total Number		Dollar Value of
	Number		Average		of Shares Purchased		Shares that May
	of Shares		Price Paid		as Part of Publicly		Yet Be Purchased
Period	Purchased	(a)	per Share	(a)	Announced Program	(a)	Under the Program
July 31, 2011 through August 27, 2011	—		$—		181,056,712		$665,342,246
August 28, 2011 through October 1, 2011	4,077,147		50.34		185,133,859		460,087,985
October 2, 2011 through October 29, 2011	396,884		51.51		185,530,743		439,644,565
	4,474,031		$50.45		185,530,743		$439,644,565

(a)  The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended October 29, 2011, 0.5 million shares were reacquired through these contracts. At October 29, 2011, we held asset positions in prepaid forward contracts for 1.3 million shares of our common stock, for a total cash investment of $55 million, or $43.78 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.†

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)O	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                 Excludes the Disclosure Letter and Schedule A referred to in the agreement, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.

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

TARGET CORPORATION

Dated: November 23, 2011	By:	/s/ Douglas A. Scovanner
Douglas A. Scovanner
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description		Manner of Filing

(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc, Hudson’s Bay Company, Target Corporation and Target Canada Co.	.	Filed Electronically

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)		Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)		Incorporated by Reference

(10)O	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein		Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges		Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Electronically

101.INS	XBRL Instance Document		Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema		Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase		Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase		Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase		Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		Filed Electronically