Form 10-K
period 2012-01-28
TARGET CORP
filed 2012-03-15
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 30, 2011 was $34,696,113,355, based on the closing price of $51.49 per share of Common Stock as reported on the New York Stock Exchange Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 12, 2012 were 668,486,970.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 30, 2012 are incorporated into Part III.

PART I

Item 1.    Business

General

        Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate as three reportable segments: U.S. Retail, U.S. Credit Card and Canadian.

        Our U.S. Retail Segment includes all of our merchandising operations, including our fully integrated online business. We offer both everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a shopping experience that is preferred by our customers, referred to as "guests," is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. As a component of the U.S. Retail Segment, our online presence is designed to enable guests to purchase products seamlessly either online or by locating them in one of our stores with the aid of online research and location tools. Our online shopping site offers similar merchandise categories to those found in our stores, excluding food items and household essentials.

        Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards, the Target Visa and the Target Card. Additionally, we offer a branded proprietary Target Debit Card. Collectively, these REDcards® help strengthen the bond with our guests, drive incremental sales and contribute to our results of operations.

        Our Canadian Segment was initially reported in the first quarter of 2011 as a result of our purchase of leasehold interests in Canada from Zellers, Inc. (Zellers). This segment includes costs incurred in the U.S. and Canada related to our planned 2013 Canadian retail market entry.

Financial Highlights

        Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2011 ended January 28, 2012, and consisted of 52 weeks. Fiscal 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal 2009 ended January 30, 2010, and consisted of 52 weeks. Fiscal 2012 will end on February 2, 2013, and will consist of 53 weeks.

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

Merchandise

        We operate Target general merchandise stores, the majority of which offer a wide assortment of general merchandise and a more limited food assortment than traditional supermarkets. During the past three years we completed store remodels that enabled us to offer an expanded food assortment in many of our general merchandise stores. The expanded food assortment includes some perishables and some additional dry, dairy and frozen items. In addition, we operate SuperTarget® stores with general merchandise items and a full line of food items comparable to that of traditional supermarkets. Target.com offers a wide assortment of general merchandise including many items found in our stores and a complementary assortment, such as extended sizes and colors, sold only online. A significant portion of our sales is from national brand merchandise. We also sell many products under our owned and exclusive brands. Owned brands include merchandise sold under private-label brands including, but not limited to, Archer Farms®, Archer Farms® Simply Balanced™, Boots & Barkley®, choxie®, Circo®,

Durabuilt®, Embark®, Gilligan & O'Malley®, itso®, Market Pantry®, Merona®, Play Wonder®, Prospirit®, Room Essentials®, Smith & Hawken®, Spritz™, Sutton & Dodge®, Target Home™, up & up®, Wine Cube®, and Xhilaration®. In addition, we sell merchandise under exclusive brands including, but not limited to, Assets® by Sarah Blakely, Auro® by Goldtoe, Boots No7, C9 by Champion®, Chefmate®, Cherokee®, Converse® One Star®, dENiZEN™ by Levi's®, Fieldcrest®, Genuine Kids by OshKosh®, Giada De Laurentiis™ for Target®, Harajuku Mini for Target®, Just One You made by Carter's, Kitchen Essentials® from Calphalon®, Liz Lange® for Target, Michael Graves Design™, Mossimo®, Nick & Nora®, Papyrus, Paul Frank® for Target, Shaun White, Simply Shabby Chic®, Sonia Kashuk® and Thomas O'Brien® Vintage Modern. We also sell merchandise through unique programs such as ClearRx® and GO International®, and through periodic exclusive design and other creative partnerships. We also generate revenue from in-store amenities such as Target CaféSM, Target Clinic®, Target Pharmacy® and Target Photo®, and from leased or licensed departments such as Target Optical®, Pizza Hut, Portrait Studio and Starbucks.

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

Sales by Product Category	Percentage of Sales

	2011	2010	2009

Household essentials	25%	24%	23%
Hardlines	19	20	22
Apparel and accessories	19	20	20
Food and pet supplies	19	17	16
Home furnishings and décor	18	19	19

Total	100%	100%	100%

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

Distribution

        The vast majority of our merchandise is distributed through our network of distribution centers. We operated 37 distribution centers at January 28, 2012. General merchandise is shipped to and from our distribution centers by common carriers. In addition, third parties distribute certain food items. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

        At January 28, 2012, we employed approximately 365,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 414,000 team members. We consider our team member relations to be good. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts.

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

Competition

        In our U.S. Retail Segment, we compete with traditional and off-price general merchandise retailers, apparel retailers, internet retailers, wholesale clubs, category specific retailers, drug stores, supermarkets and other forms of retail commerce in the U.S. Our ability to positively differentiate ourselves from other retailers largely determines our competitive position within the U.S. retail industry. In our Canadian Segment, we will compete with similar retail categories and will be focused on positively differentiating ourselves within the Canadian retail market.

        In our U.S. Credit Card Segment, our primary mission is to deliver financial products and services that drive sales and deepen guest relationships at Target. Our financial products compete with those of other issuers for market share of sales volume. Our ability to positively differentiate the value of our financial products primarily through our rewards programs, terms, credit line management, and guest service determines our competitive position among credit card issuers.

Intellectual Property

        Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our private-label brands.

Geographic Information

        All of our revenues are generated within the United States and a vast majority of our long-lived assets are located within the U.S. as well. As we expand our operations internationally, a modest percentage of our revenues and long-lived assets will be located in Canada.

Available Information

        Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.Target.com (click on "Investor Relations" and "SEC Filings") as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our Corporate Governance Guidelines, Business Conduct Guide, Corporate Responsibility Report and the position descriptions for our Board of Directors and Board committees are also available free of charge in print upon request or at www.Target.com/Investors.

Item 1A.    Risk Factors

        Our business is subject to a variety of risks. The most important of these is our ability to remain relevant to our guests with a brand they trust. Meeting our guests' expectations requires us to manage various strategic, operational, compliance, reputational, and financial risks. Set forth below are the most significant risks that we face.

If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.

        The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our guests' shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service and marketing efforts. Guest perceptions regarding the cleanliness and safety of our stores, our in-stock levels, the convenience and reliability of our multichannel guest experience and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margin and expenses.

Our continued success is substantially dependent on positive perceptions of Target, including our owned and exclusive brands.

        We believe that one of the reasons our guests prefer to shop at Target and our team members choose Target as a place of employment is the reputation we have built over many years of serving our four primary constituencies: guests, team members, the communities in which we operate and shareholders. To be successful in the future, we must continue to preserve, grow and leverage the value of Target's reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents that erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, can have an adverse impact on these perceptions and lead to tangible adverse effects on our business, including consumer boycotts, loss of new store development opportunities, or team member recruiting difficulties.

        In addition, we sell many products under our owned and exclusive brands, such as Market Pantry, up & up, Target Home, Merona and Mossimo. These brands generally carry higher margins than national brand products, and represent a growing portion of our overall sales, totaling approximately one-third of sales in 2011. If one or more of these brands experiences a loss of consumer acceptance or confidence, our sales and gross margin rate could be adversely affected.

If we are unable to successfully maintain a relevant multichannel experience for our guests, our results of operations could be adversely affected.

        Our guests are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and online. As part of our multichannel strategy, we offer full and mobile versions of our website (Target.com) and applications for mobile phones and tablets. In addition, we use social media as a way to interact with our guests and enhance their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with changing guest expectations and new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our multichannel platforms, or are unable to implement improvements to our guest-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other guest-facing technology systems do not function as designed, we may experience a loss of guest confidence, data security breaches, lost sales or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

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

        All of our stores are currently located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. Deterioration in macroeconomic conditions and consumer confidence could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins.

        In addition to the impact of macroeconomic conditions on our retail sales, these same considerations impact the success of our U.S. Credit Card Segment. Deterioration in macroeconomic conditions can adversely affect cardholders' ability to pay their balances, and we may not be able to fully anticipate and respond to changes in the risk profile of our cardholders when extending credit, resulting in higher bad debt expense. Demand for consumer credit is also impacted by consumer choices regarding payment methods, and our performance could be adversely affected by consumer decisions to use third-party debit cards or other forms of payment.

If we do not effectively manage our large and growing workforce, our results of operations could be adversely affected.

        With approximately 365,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train and retain qualified team members. Many of those team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations. As of March 15, 2012, none of our team members were working under collective bargaining agreements. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business.

Lack of availability of suitable locations in which to build new stores could slow our growth, and difficulty in executing plans for new stores, expansions and remodels could increase our costs and capital requirements.

        Our future growth is dependent, in part, on our ability to build new stores and expand and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. In addition, for many sites we are dependent on a third party developer's ability to acquire land, obtain financing and secure the necessary zoning changes and permits for a larger project, of which our store may be one component. Turmoil in the financial markets may make it difficult for third party developers to obtain financing for new projects. Local land use and other regulations applicable to the types of stores we desire to construct may affect our ability to find suitable locations and also influence the cost of constructing, expanding and remodeling our stores. A significant portion of our expected new store sites is located in fully developed markets, which is generally a more time-consuming and expensive undertaking than expansion into undeveloped suburban and ex-urban markets.

Interruptions in our supply chain or increased commodity prices and supply chain costs could adversely affect our results.

        We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales. In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. In addition, changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including labor, fuel, tariffs, and currency exchange rates could have an adverse effect on gross margin, expenses and results of operations.

Failure to address product safety concerns could adversely affect our sales and results of operations.

        If our merchandise offerings, including food, drug and children's products, do not meet applicable safety standards or our guests' expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative guest perceptions regarding the safety of the products we sell could cause our guests to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our guests.

If we fail to protect the security of personal information about our guests and team members, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

        The nature of our business involves the receipt and storage of personal information about our guests and team members. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products, decline to use our pharmacy services, or stop shopping at our stores or Target.com altogether. The loss of confidence from a data security breach involving team members could hurt our reputation and cause team member recruiting and retention challenges.

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

Weather conditions where our stores are located may impact consumer shopping patterns, which alone or together with natural disasters in areas where our sales are concentrated, could adversely affect our results of operations.

        Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states, by total sales, are California, Texas and Florida, areas where hurricanes and earthquakes are more prevalent. Those natural disasters could result in significant physical damage to or closure of one or more of our stores or distribution centers, and cause delays in the distribution of merchandise from our vendors to our distribution centers and stores, which could adversely affect our results of operations.

Changes in our effective income tax rate could affect our results of operations.

        Our effective income tax rate is influenced by a number of factors. Changes in the tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate. In addition, our effective income tax rate is influenced inversely by capital market returns due to the tax-free nature of investment vehicles used to economically hedge our deferred compensation liabilities.

If we are unable to access the capital markets or obtain bank credit, our growth plans, liquidity and results of operations could suffer.

        We are dependent on a stable, liquid and well-functioning financial system to fund our operations and growth plans. In particular, we have historically relied on the public debt markets to raise capital for new store development and other capital expenditures, the commercial paper market and bank credit facilities to fund seasonal needs for working capital, and the asset-backed securities markets to partially fund our accounts receivable portfolio. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. If our credit ratings were lowered, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could adversely affect our ability to meet our capital requirements, fund our working capital needs or lead to losses on derivative positions resulting from counterparty failures.

A significant disruption in our computer systems could adversely affect our operations.

        We rely extensively on our computer systems to manage inventory, process guest transactions and summarize results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process guest transactions, which could adversely affect our results of operations.

Our plan to expand retail operations into Canada could adversely affect our financial results.

        Our plan to enter the Canadian retail market is our first expansion of retail operations outside of the United States. Our ability to successfully open the expected number of Canadian Target stores on schedule depends, in large measure, upon our ability to remodel existing assets, build our supply chain capabilities and technology systems and recruit, hire and retain qualified team members. In addition, access to local suppliers of certain types of goods may limit our ability to offer the expected assortment of merchandise in certain markets. The effective execution of our strategy is also contingent on our ability to design new marketing programs that positively differentiate us from other retailers in Canada. If we do not effectively execute our expansion plan in Canada, our financial performance could be adversely affected.

Item 1B.    Unresolved Staff Comments

  Not applicable.

Item 2.    Properties

        At January 28, 2012, we had 1,763 stores in 49 states and the District of Columbia:

	Number of Stores	Retail Sq. Ft. (in thousands)		Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	20	2,867	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	48	6,382	Nevada	19	2,461
Arkansas	9	1,165	New Hampshire	9	1,148
California	252	33,483	New Jersey	43	5,671
Colorado	41	6,200	New Mexico	9	1,024
Connecticut	20	2,672	New York	66	8,996
Delaware	3	413	North Carolina	47	6,225
District of Columbia	1	179	North Dakota	4	554
Florida	124	17,375	Ohio	64	8,006
Georgia	55	7,517	Oklahoma	15	2,157
Hawaii	4	695	Oregon	18	2,201
Idaho	6	664	Pennsylvania	63	8,238
Illinois	87	11,895	Rhode Island	4	517
Indiana	33	4,377	South Carolina	18	2,224
Iowa	22	3,015	South Dakota	5	580
Kansas	19	2,577	Tennessee	32	4,096
Kentucky	14	1,660	Texas	148	20,838
Louisiana	16	2,246	Utah	12	1,818
Maine	5	630	Vermont	—	—
Maryland	36	4,667	Virginia	56	7,454
Massachusetts	36	4,735	Washington	35	4,098
Michigan	59	7,031	West Virginia	6	755
Minnesota	74	10,627	Wisconsin	38	4,633
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,735

			Total	1,763	235,721

        The following table summarizes the number of owned or leased stores and distribution centers in the United States at January 28, 2012:

	Stores	Distribution Centers (b)

Owned	1,512	30
Leased	86	7
Combined (a)	165	—

Total	1,763	37

(a)
Properties within the "combined" category are primarily owned buildings on leased land.
(b)
The 37 distribution centers have a total of 48,473 thousand square feet.

        We have announced plans to open our first 60 Canadian stores beginning in March or early April 2013, located in Alberta, British Columbia, Ontario, Manitoba and Saskatchewan. We are also currently in the process of constructing 3 distribution centers in Canada.

        We own our corporate headquarters buildings located in Minneapolis, Minnesota, and we lease and own additional office space in the United States. We lease our Canadian headquarters in Mississauga, Ontario. Our international sourcing operations have 24 office locations in 17 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained and suitable to carry on our business.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 4A.    Executive Officers

        The executive officers of Target as of March 15, 2012 and their positions and ages are as follows:

Name	Title	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary	51
Anthony S. Fisher	President, Target Canada	37
John D. Griffith	Executive Vice President, Property Development	50
Beth M. Jacob	Executive Vice President, Technology Services and Chief Information Officer	50
Jodeen A. Kozlak	Executive Vice President, Human Resources	48
Tina M. Schiel	Executive Vice President, Stores	46
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer	56
Terrence J. Scully	President, Financial and Retail Services	59
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer	57
Kathryn A. Tesija	Executive Vice President, Merchandising	49
Laysha L. Ward	President, Community Relations and Target Foundation	44

Note:    John J. Mulligan, 46, will replace Mr. Scovanner as Executive Vice President and Chief Financial Officer, effective April 1, 2012. From that date until his planned retirement in November 2012, Mr. Scovanner will continue to be employed by Target in a non-executive officer capacity.

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
Anthony S. Fisher
President, Target Canada since January 2011. Vice President, Merchandise Operations from February 2010 to January 2011. From January 1999 to February 2010, Mr. Fisher held several leadership positions with Target in Merchandise and Merchandise Planning.
John D. Griffith	Executive Vice President, Property Development since February 2005.
Beth M. Jacob
Executive Vice President and Chief Information Officer since January 2010. Senior Vice President and Chief Information Officer from July 2008 to January 2010. Vice President, Guest Operations, Target Financial Services from August 2006 to July 2008.
Jodeen A. Kozlak	Executive Vice President, Human Resources since March 2007.
John J. Mulligan
Executive Vice President and Chief Financial Officer, effective April 1, 2012. Senior Vice President, Treasury, Accounting and Operations since February 2010. Vice President, Pay and Benefits from February 2007 to February 2010.
Tina M. Schiel
Executive Vice President, Stores since January 2011. Senior Vice President, New Business Development from February 2010 to January 2011. Senior Vice President, Stores from February 2001 to February 2010.
Douglas A. Scovanner	Executive Vice President and Chief Financial Officer since February 2000.
Terrence J. Scully	President, Financial and Retail Services since March 2003.
Gregg W. Steinhafel	Chief Executive Officer since May 2008. President since August 1999. Director since January 2007. Chairman of the Board since February 2009.
Kathryn A. Tesija	Executive Vice President, Merchandising since May 2008. Senior Vice President, Merchandising from July 2001 to April 2008.
Laysha L. Ward	President, Community Relations and Target Foundation since July 2008. Vice President, Community Relations from February 2003 to July 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 12, 2012, there were 16,879 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2011 and 2010 are disclosed in Note 29 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.

        In November 2007, our Board of Directors authorized the repurchase of $10 billion of our common stock. Since the inception of this share repurchase program, we have repurchased 188.6 million common shares for a total cash investment of $9,721 million ($51.54 per share). In January 2012, our Board of Directors authorized a new $5 billion share repurchase program. Upon completion of the current program, we expect to begin repurchasing shares under this new authorization primarily through open-market transactions.

        The table below presents information with respect to Target common stock purchases made during the three months ended January 28, 2012, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 30, 2011 through November 26, 2011	500,000	$52.35	186,030,743	$413,469,141
November 27, 2011 through December 31, 2011	2,460,638	52.46	188,483,902	284,784,698
January 1, 2012 through January 28, 2012	123,772	50.20	188,607,674	5,278,571,598

	3,084,410	$52.35	188,607,674	$5,278,571,598

(a)
The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended January 28, 2012, 0.2 million shares were reacquired through these contracts. At January 28, 2012, we held asset positions in prepaid forward contracts for 1.4 million shares of our common stock, for a total cash investment of $61 million, or an average per share price of $44.21. Refer to Notes 24 and 26 of the Notes to Consolidated Financial Statements for further details of these contracts.
(b)
The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended January 28, 2012, 7,479 shares were reacquired at an average per share price of $53.48 pursuant to our long-term incentive plan.

	Fiscal Years Ended
	February 3, 2007	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012

Target	$100.00	$92.80	$51.45	$85.96	$92.57	$87.09
S&P 500 Index	100.00	98.20	59.54	79.27	96.12	101.24
Previous Peer Group	100.00	94.02	68.93	94.17	112.57	127.02
Current Peer Group	100.00	91.44	70.87	86.95	97.40	107.81

        The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of the companies comprising the S&P 500 Retailing Index and the S&P 500 Food and Staples Retailing Index (Previous Peer Group), and (iii) a new peer group consistent with the group used in our annual proxy statement filings (Current Peer Group) over the same period. The Previous Peer Group index consists of 40 general merchandise, food and drug retailers. The Current Peer Group consists of 14 general merchandise, department store, food and specialty retailers which are large and meaningful competitors. This group includes Best Buy, Costco, CVS Caremark, Home Depot, J. C. Penney, Kohl's, Kroger, Lowe's, Macy's, Safeway, Sears, Supervalu, Walgreens, and Walmart. The change in peer groups was made in order to move from a published industry index to a group consisting of the same companies we use as our retail peer group for our definitive Proxy Statement to be filed on or about April 30, 2012.

        Both peer groups are weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, the Previous Peer Group and the Current Peer Group on February 3, 2007, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
(millions, except per share data)	2011	2010	2009	2008	2007	2006 (a)

Financial Results:
Total revenues	$69,865	$67,390	$65,357	$64,948	$63,367	$59,490
Net earnings	2,929	2,920	2,488	2,214	2,849	2,787
Per Share:
Basic earnings per share	4.31	4.03	3.31	2.87	3.37	3.23
Diluted earnings per share	4.28	4.00	3.30	2.86	3.33	3.21
Cash dividends declared per share	1.15	0.92	0.67	0.62	0.54	0.46
Financial Position:
Total assets	46,630	43,705	44,533	44,106	44,560	37,349
Long-term debt, including current portion	17,483	15,726	16,814	18,752	16,590	10,037

(a)
Consisted of 53 weeks.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Consolidated revenues were $69,865 million for 2011, an increase of $2,475 million or 3.7 percent from the prior year. Consolidated earnings before interest expense and income taxes for 2011 increased by $70 million or 1.3 percent over 2010 to $5,322 million. Cash flow provided by operations was $5,434 million, $5,271 million and $5,881 million for 2011, 2010 and 2009, respectively. Diluted earnings per share in 2011 increased 7.0 percent to $4.28 from $4.00 in the prior year. Adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 14.3 percent to $4.41 in 2011 from $3.86 in the prior year.

Earnings Per Share				Percent Change
	2011	2010	2009	2011/2010	2010/2009

GAAP diluted earnings per share	$4.28	$4.00	$3.30	7.0%	21.4%
Adjustments (a)	0.13	(0.14)	(0.04)

Adjusted diluted earnings per share	$4.41	$3.86	$3.26	14.3%	18.4%

Note:    A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 20.

(a)
Adjustments represent the diluted EPS impact of our 2013 Canadian market entry, favorable resolution of various income tax matters and the loss on early retirement of debt.

        Our financial results for 2011 in our U.S. Retail Segment reflect increased sales of 4.1 percent over the same period last year due to a 3.0 percent comparable-store increase combined with the contribution from new stores. In 2011 we experienced a slight reduction in U.S. Retail Segment EBITDA margin rate compared to 2010, due primarily to a decrease in gross margin rate, partially offset by a favorable selling, general and administrative (SG&A) expense rate. U.S. Retail Segment EBIT margin rate in 2011 was consistent with the 2010 rate. We opened 21 new stores in 2011 (13 net of 5 relocations and 3 closures). During 2010, we opened 13 new stores (10 net of 1 relocation and 2 closures).

        In the U.S. Credit Card Segment, we achieved an increase in segment profit primarily due to declining bad debt expense driven by improved trends in key measures of risk in our accounts receivable portfolio.

        Our Canadian Segment was initially reported in our first quarter 2011 financial results, as a result of entering into an agreement to purchase the leasehold interests in up to 220 sites in Canada operated by Zellers Inc. (Zellers). We acquired leasehold interests in 189 Zellers sites for $1,861 million, and sold our right to acquire 54 of these sites to third-party retailers and landlords for $225 million. These transactions resulted in a final net purchase price of $1,636 million. We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. During 2011, Canadian Segment start-up costs totaled $74 million, and primarily consisted of compensation, benefits and consulting expenses. These expenses are reported in selling, general and administrative expense within the consolidated statement of operations.

        Management's Discussion and Analysis is based on our Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results				Percent Change
(millions)	2011	2010	2009	2011/2010	2010/2009

Sales	$68,466	$65,786	$63,435	4.1%	3.7%
Cost of sales	47,860	45,725	44,062	4.7	3.8

Gross margin	20,606	20,061	19,373	2.7	3.5
SG&A expenses (a)	13,774	13,367	12,989	3.0	2.9

EBITDA	6,832	6,694	6,384	2.1	4.9
Depreciation and amortization	2,067	2,065	2,008	0.1	2.8

EBIT	$4,765	$4,629	$4,376	2.9%	5.8%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

Note:    See Note 28 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)
Effective with the October 2010 nationwide launch of our 5% REDcard Rewards loyalty program, we changed the formula under which the U.S. Retail Segment charges the U.S. Credit Card Segment to better align with the attributes of this program. Loyalty program charges were $258 million in 2011, $102 million in 2010 and $89 million in 2009. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	2011	2010	2009

Gross margin rate	30.1%	30.5%	30.5%
SG&A expense rate	20.1	20.3	20.5
EBITDA margin rate	10.0	10.2	10.1
Depreciation and amortization expense rate	3.0	3.1	3.2
EBIT margin rate	7.0	7.0	6.9

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

        Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage. Total sales for the U.S. Retail Segment for 2011 were $68,466 million, compared with $65,786 million in 2010 and $63,435 million in 2009. All periods were 52-week years. Growth in total sales between 2011 and 2010, as well as between 2010 and 2009, resulted from higher comparable-store sales and additional stores opened. Inflation did not materially affect sales during 2011 or 2010. During 2009, we experienced a deflationary impact on sales of approximately 3.6 percentage points.

        Refer to the Merchandise section in Item 1, Business, for additional product category information.

        Comparable-store sales is a measure that highlights the performance of our existing stores by measuring the change in sales for such stores for a period over the comparable, prior-year period of equivalent length. The method of calculating comparable-store sales varies across the retail industry. As a result, our comparable-store sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

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

Comparable-Store Sales	2011	2010	2009

Comparable-store sales change	3.0%	2.1%	(2.5)%
Drivers of change in comparable-store sales:
Number of transactions	0.4	2.0	(0.2)
Average transaction amount	2.6	0.1	(2.3)
Units per transaction	2.3	2.5	(1.5)
Selling price per unit	0.3	(2.3)	(0.8)

        In 2011, the change in comparable-store sales was driven by a slight increase in the number of transactions and an increase in the average transaction amount, reflecting an increase in units per transaction and a slight increase in selling price per unit. In 2010, the change in comparable-store sales was driven by an increase in the number of transactions and a slight increase in the average transaction amount, reflecting an increase in units per transaction largely offset by a decrease in selling price per unit. The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

        Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards: the Target Visa Credit Card and the Target Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Beginning October 2010, guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

        We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder representing a shift in tender type.

REDcard Penetration	2011	2010	2009

Target Credit Cards	6.8%	5.2%	5.2%
Target Debit Card	2.5	0.7	0.4%

Total Store REDcard Penetration	9.3%	5.9%	5.6%

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

        Our gross margin rate was 30.1 percent in 2011, decreasing from 30.5 percent in the prior year, reflecting the impact of our integrated growth strategies of 5% REDcard Rewards and remodel program, partially offset by underlying rate improvements within categories. The REDcard Rewards program reduces category gross margin rates because it drives incremental sales among guests who receive 5% off on virtually all items purchased in our stores and online. The remodel program reduces the overall gross margin rate because it drives incremental sales with a stronger-than-average mix in lower-than-average gross margin rate product categories, primarily food.

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

        SG&A expense rate was 20.1 percent in 2011 compared with 20.3 percent in 2010 and 20.5 percent in 2009. The change in the rate in 2011 was primarily due to increased charges to the U.S. Credit Segment and favorable leverage on store hourly payroll expense. The change in the SG&A expense rate in 2010 was primarily due to favorable leverage of overall compensation expenses.

Depreciation and Amortization Expense Rate

        Our depreciation and amortization expense rate represents depreciation and amortization expense as a percentage of sales. In 2011, our depreciation and amortization expense rate was 3.0 percent compared with 3.1 percent in 2010 and 3.2 percent in 2009.

Store Data

Number of Stores
	Target general merchandise stores	Expanded food assortment stores	SuperTarget stores	Total

January 29, 2011	1,037	462	251	1,750
Opened	—	20	1	21
Format conversion	(393)	393	—	—
Closed (a)	(7)	—	(1)	(8)

January 28, 2012	637	875	251	1,763

Retail Square Feet (b) (thousands)	Target general merchandise stores	Expanded food assortment stores	SuperTarget stores	Total

January 29, 2011	127,292	61,823	44,503	233,618
Opened	—	2,802	177	2,979
Format conversion	(49,494)	49,594	—	100
Closed (a)	(799)	—	(177)	(976)

January 28, 2012	76,999	114,219	44,503	235,721

(a)
Includes 5 store relocations in the same trade area and 3 stores closed without replacement.
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

        Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, which are amounts received from merchants who accept the Target Visa credit card.

        In January 2011, we announced our plan to actively pursue the sale of our credit card receivables portfolio. In January 2012, we announced that we temporarily suspended our efforts to sell the receivables portfolio until later in 2012. We intend to execute a transaction only if appropriate strategic and financial conditions are met, and we will classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our objectives has been agreed upon with a potential buyer.

U.S Credit Card Segment Results	2011		2010		2009
(millions)	Amount	Rate (d)	Amount	Rate (d)	Amount	Rate (d)

Finance charge revenue	$1,131	17.9%	$1,302	18.3%	$1,450	17.4%
Late fees and other revenue	179	2.8	197	2.8	349	4.2
Third-party merchant fees	89	1.4	105	1.5	123	1.5

Total revenue	1,399	22.1	1,604	22.6	1,922	23.0

Bad debt expense	154	2.4	528	7.4	1,185	14.2
Operations and marketing expenses (a)	550	8.7	433	6.1	425	5.1
Depreciation and amortization	17	0.3	19	0.3	14	0.2

Total expenses	721	11.4	980	13.8	1,624	19.4

EBIT	678	10.7	624	8.8	298	3.5
Interest expense on nonrecourse debt collateralized by credit card receivables	72		83		97

Segment profit	$606		$541		$201

Average receivables funded by Target (b)	$2,514		$2,771		$2,866
Segment pretax ROIC (c)	24.1%		19.5%		7.0%

Note:    See Note 28 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)
See footnote (a) to our U.S. Retail Segment Results table on page 15 for an explanation of our loyalty program charges.
(b)
Amounts represent the portion of average gross credit card receivables funded by Target. For 2011, 2010 and 2009, these amounts exclude $3,801 million, $4,335 million and $5,484 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.
(c)
ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate.
(d)
As an annualized percentage of average gross credit card receivables.

Spread Analysis – Total Portfolio	2011			2010			2009
(millions)	Amount	Rate		Amount	Rate		Amount	Rate

EBIT	$678	10.7	% (c)	$624	8.8	% (c)	$298	3.5	% (c)
LIBOR (a)		0.2%			0.3%			0.3%
Spread to LIBOR (b)	$663	10.5	% (c)	$604	8.5	% (c)	$270	3.2	% (c)

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

        Our primary measure of segment profit is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.

        In 2011, segment profit increased to $606 million from $541 million, driven mostly by a decline in bad debt expense, partially offset by lower total revenues. The reduction in our investment in the portfolio combined with these results produced a strong improvement in segment ROIC. Segment revenues were $1,399 million, a decrease of $205 million, or 12.8 percent, from the prior year, which was primarily driven by lower average receivables resulting in reduced finance charge revenue. Segment expenses were $721 million, a decrease of $259 million, or 26.5 percent, from prior year driven by lower bad debt expense due to improved trends in key measures of risk. Segment interest expense on nonrecourse debt declined due to a decrease in nonrecourse debt securitized by credit card receivables.

        In 2010, segment profit increased to $541 million from $201 million, driven mostly by favorability in bad debt expense. The reduction in our investment in the portfolio combined with these results produced a strong improvement in segment ROIC. Segment revenues were $1,604 million, a decrease of $318 million, or 16.5 percent, from the prior year, which was primarily driven by lower average receivables as well as reduced late fees. Segment expenses were $980 million, a decrease of $644 million, or 39.7 percent, from prior year driven primarily by lower bad debt expense due to lower actual and expected write-offs. Segment interest expense on nonrecourse debt declined due to a decrease in nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis				Percent Change
(millions)	2011	2010	2009	2011/2010	2010/2009

Beginning gross credit card receivables	$6,843	$7,982	$9,094	(14.3)%	(12.2)%
Charges at Target	5,098	3,699	3,553	37.8	4.1
Charges at third parties	5,192	5,815	6,763	(10.7)	(14.0)
Payments	(11,653)	(11,283)	(12,065)	3.3	(6.5)
Other	877	630	637	39.3	(1.1)

Period-end gross credit card receivables	$6,357	$6,843	$7,982	(7.1)%	(14.3)%

Average gross credit card receivables	$6,314	$7,106	$8,351	(11.1)%	(14.9)%

Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	3.3%	4.2%	6.3%

Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	2.3%	3.1%	4.7%

Allowance for Doubtful Accounts				Percent Change
(millions)	2011	2010	2009	2011/2010	2010/2009

Allowance at beginning of period	$690	$1,016	$1,010	(32.1)%	0.6%
Bad debt expense	154	528	1,185	(70.8)	(55.4)
Write-offs (a)	(572)	(1,007)	(1,287)	(43.2)	(21.8)
Recoveries (a)	158	153	108	3.0	40.2

Allowance at end of period	$430	$690	$1,016	(37.7)%	(32.1)%

As a percentage of period-end gross credit card receivables	6.8%	10.1%	12.7%

Net write-offs as a percentage of average gross credit card receivables (annualized)	6.6%	12.0%	14.1%

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

        Period-end and average gross receivables have declined because of an increase in payment rates and a decrease in Target Visa Credit Card charges at third-parties, partially offset by an increase in charges at Target over the past two years. The decrease in charges on our credit cards at third parties is primarily due to the fact that we no longer issue new Target Visa accounts and we undertook risk management and underwriting initiatives that reduced available credit lines for higher-risk cardholders during 2009 and 2010.

        We expect to report period-over-period declines in segment profit in 2012, primarily because our 2011 results benefited from significant allowance reductions.

Canadian Segment

        During 2011, start-up costs totaled $74 million and primarily consisted of compensation, benefits and consulting expenses. These expenses are reported in SG&A expense within the consolidated statement of operations. Additionally, we recorded $48 million in depreciation for 2011 related to capital lease assets and leasehold interests acquired in our Zellers asset purchase.

        We have begun to invest capital to prepare for site renovation, establish supply chain capabilities and build supporting infrastructure.

Other Performance Factors

Net Interest Expense

        Net interest expense, including interest expense on nonrecourse debt collateralized by credit card receivables detailed in the U.S. Credit Card Segment Results above, was $866 million for 2011, increasing 14.4 percent, or $109 million from 2010. This increase is due to an $87 million loss on early retirement of debt, $44 million of interest on Canadian capitalized leases and higher average debt balances, partially offset by a lower average portfolio interest rate.

        In 2010, net interest expense was $757 million, decreasing 5.5 percent or $44 million from 2009 due to lower average debt balances and a $16 million charge related to the early retirement of long-term debt in 2009, partially offset by a higher average portfolio interest rate.

Provision for Income Taxes

        Our effective income tax rate was 34.3 percent in 2011 and 35.1 percent in 2010. The decrease in the effective rate between periods is primarily due to a reduction in the structural domestic effective tax rate. This was slightly offset by the unfavorable impact of losses in Canada which are tax effected at a lower rate than the U.S. rate. Various income tax matters were resolved in 2011 and 2010 which reduced tax expense by $85 million and $102 million, respectively. A tax rate reconciliation is provided in Note 22 to our Consolidated Financial Statements.

        Our effective income tax rate was 35.1 percent in 2010 and 35.7 percent in 2009. The decrease in the effective rate between periods is primarily due to the favorable resolution of various income tax matters, as noted above.

        We expect a 2012 consolidated effective income tax rate of 36.7 percent to 37.7 percent, excluding the impact of resolution of income tax matters.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

        Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions. To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our 2013 Canadian market entry, favorable resolution of various income tax matters and the loss on early retirement of debt. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures
(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total

2011
Segment profit	$4,765	$606	$5,371	$(122)	$—		$5,250
Other net interest expense (a)			663	44	87	(d)	794

Earnings before income taxes			4,708	(166)	(87)		4,456
Provision for income taxes (b)			1,690	(47)	(117)	(e)	1,527

Net earnings			$3,018	$(119)	$30		$2,929

Diluted earnings per share (c)			$4.41	$(0.17)	$0.04		$4.28

2010
Segment profit	$4,629	$541	$5,169	$—	$—		$5,169
Other net interest expense (a)			674	—	—		674

Earnings before income taxes			4,495	—	—		4,495
Provision for income taxes (b)			1,677	—	(102)	(e)	1,575

Net earnings			$2,818	$—	$102		$2,920

Diluted earnings per share (c)			$3.86	$—	$0.14		$4.00

2009
Segment profit	$4,376	$201	$4,576	$—	$—		$4,576
Other net interest expense (a)			687	—	16	(d)	704

Earnings before income taxes			3,889	—	(16)		3,872
Provision for income taxes (b)			1,426	—	(41)	(e)	1,384

Net earnings			$2,463	$—	$25		$2,488

Diluted earnings per share (c)			$3.26	$—	$0.04		$3.30

Note:  A non-GAAP financial measures summary is provided on page 14. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a)
Represents interest expense, net of interest income, not included in U.S. Credit Card segment profit. For 2011, 2010 and 2009, U.S. Credit Card segment profit included $72 million, $83 million and $97 million of interest expense on nonrecourse debt collateralized by credit card receivables, respectively. These amounts, along with other interest expense, equal consolidated GAAP interest expense.
(b)
In 2011, taxes are allocated to our business segments based on income tax rates applicable to the operations of the segment for the period.
(c)
For 2011, 2010 and 2009, average diluted shares outstanding were 683.9 million, 729.4 million and 754.8 million, respectively.
(d)
Represents the loss on early retirement of debt.
(e)
Represents the effect of resolution of income tax matters. The 2011 and 2009 results also include tax effects of $32 million and $6 million, respectively, related to losses on early retirement of debt.

Analysis of Financial Condition

Liquidity and Capital Resources

        Our period-end cash and cash equivalents balance was $794 million compared with $1,712 million in 2010. Short-term investments (highly liquid investments with an original maturity of three months or less from the time of purchase) of $194 million and $1,129 million were included in cash and cash equivalents at the end of 2011 and 2010, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

        Our 2011 operations were funded by both internally and externally generated funds. Cash flow provided by operations was $5,434 million in 2011 compared with $5,271 million in 2010. During 2011, Target issued $3.5 billion of debt that matures between January 2013 and January 2022. This cash flow, combined with our prior year-end cash position, allowed us to fund capital expenditures, retire outstanding debt obligations, pay dividends and continue purchases under our share repurchase program. During 2011, we also completed our real estate transaction with Zellers. This transaction resulted in a final net purchase price of $1,636 million.

        Our 2011 period-end gross credit card receivables were $6,357 million compared with $6,843 million in 2010, a decrease of 7.1 percent. Average gross credit card receivables in 2011 decreased 11.1 percent compared with 2010 levels. This change was driven by the factors indicated in the U.S. Credit Card Segment above.

        During 2011 we retired our 2008 credit card financing with JPMorgan Chase by making principal and make-whole payments totaling $3,080 million. As of January 28, 2012, $1 billion of our credit card receivables portfolio was funded by third parties. We intend to pursue a sale of our credit card receivables portfolio, which may provide additional liquidity in 2012.

        Year-end inventory levels increased $322 million, or 4.2 percent from 2010. Inventory levels were higher to support traffic-driving strategic initiatives, such as our remodel program, including expanded food assortment and pharmacy offerings, in addition to comparatively higher retail square footage. Accounts payable increased by $232 million, or 3.5 percent over the same period.

        During 2011, we repurchased 37.2 million shares of our common stock for a total cash investment of $1,894 million ($50.89 per share) under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. In 2010, we repurchased 47.8 million shares of our common stock for a total cash investment of $2,508 million ($52.44 per share). During January 2012, our Board of Directors authorized a $5 billion share repurchase plan. We expect to begin repurchasing shares under this new authorization upon completion of the current program. We intend to complete this new program primarily through open market transactions in the next 2 to 3 years.

        We paid dividends totaling $750 million in 2011 and $609 million in 2010, an increase of 23.1 percent. We declared dividends totaling $777 million ($1.15 per share) in 2011, an increase of 17.8 percent over 2010. In 2010, we declared dividends totaling $659 million ($0.92 per share), an increase of 31.1 percent over 2009. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

        Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

        Our ability to access the long-term debt, commercial paper and securitized debt markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. The ratings assigned to our debt by the credit rating agencies affect both the pricing and terms of any new financing. As of January 28, 2012 our credit ratings were as follows:

Credit Ratings		Standard and Poor's
	Moody's		Fitch

Long-term debt	A2	A+	A-
Commercial paper	P-1	A-1	F2

        If our credit ratings were lowered, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit rating will remain the same as described above.

        As a measure of our financial condition, we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 5.9x in 2011, 6.1x in 2010 and 5.1x in 2009.

        In 2011, we funded our peak sales season working capital needs through our commercial paper program and used the cash generated from that sales season to repay the commercial paper issued. In 2010, we funded our working capital needs through internally generated funds and long-term debt issuance.

Commercial Paper
(millions)	2011	2010

Maximum daily amount outstanding during the year	$1,211	$—
Average amount outstanding during the year	244	—
Amount outstanding at year-end	—	—
Weighted average interest rate	0.11%	—

        An additional source of liquidity is available to us through a committed $2.25 billion revolving credit facility obtained through a group of banks in October 2011, which will expire in October 2016. This new revolving credit facility replaced a $2 billion revolving credit facility that was scheduled to expire in April 2012. No balances were outstanding at any time during 2011 or 2010 under either facility.

        Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants, and these covenants have no practical effect on our ability to pay dividends. Additionally, at January 28, 2012, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

        We expect approximately $3.3 billion of capital expenditures in 2012, reflecting an estimated $2.5 billion in our U.S. Retail Segment and approximately $800 million in our Canadian Segment. We believe our sources of liquidity will continue to be adequate to maintain operations and to finance anticipated expansion and strategic initiatives during 2012, and we continue to anticipate ample access to long-term financing. See the Commitments and Contingencies table on page 24 for detailed information on material commitments and contingencies as of January 28, 2012.

Capital Expenditures

        Capital expenditures were $4,368 million in 2011 compared with $2,129 million in 2010 and $1,729 million in 2009. This increase was driven by our purchase of Zellers leases in Canada as well as store remodels.

Capital Expenditures (a)	2011
(millions)	U.S.	Canada	Total	2010	2009

New stores	$439	$1,619	$2,058	$574	$899
Remodels and expansions	1,289	—	1,289	966	294
Information technology, distribution and other	748	273	1,021	589	536

Total	$2,476	$1,892	$4,368	$2,129	$1,729

(a)
See Note 28 to our Consolidated Financial Statements for capital expenditures by segment.

Commitments and Contingencies

        At January 28, 2012, our contractual obligations were as follows:

Contractual Obligations	Payments Due by Period
(millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Recorded Contractual Obligations:
Long-term debt (a)
Unsecured	$14,680	$3,001	$1,502	$778	$9,399
Nonrecourse	1,000	750	250	—	—
Capital lease obligations (b)	4,340	122	241	241	3,736
Real estate liabilities (c)	54	54	—	—	—
Deferred compensation (d)	455	47	103	114	191
Tax contingencies (e)	—	—	—	—	—
Unrecorded Contractual Obligations:
Interest payments – long-term debt
Unsecured	9,722	691	1,204	1,161	6,666
Nonrecourse	4	4	—	—	—
Operating lease (b)	3,888	194	354	295	3,045
Real estate obligations (f)	430	301	129	—	—
Purchase obligations (g)	1,396	492	782	28	94
Future contributions to retirement plans (h)	—	—	—	—	—

Contractual obligations	$35,969	$5,656	$4,565	$2,617	$23,131

(a)
Required principal payments only. Excludes fair market value adjustments recorded in long-term debt, as required by derivative and hedging accounting rules.
(b)
Total contractual lease payments include $2,894 million and $1,910 million of capital lease payments and operating lease payments, respectively, related to options to extend the lease term that are reasonably assured of being exercised. These payments also include $828 million and $171 million of legally binding minimum lease payments for stores that are expected to open in 2012 or later for capital and operating leases, respectively. Capital lease obligations include interest.
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
(e)
Estimated tax contingencies of $318 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement.
(f)
Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities.
(g)
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
(h)
We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above because no additional amounts are required to be funded as of January 28, 2012. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

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

Inventory and cost of sales    We use the retail inventory method to account for substantially all inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. Cost includes the purchase price as adjusted for vendor income. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $7,918 million and $7,596 million at January 28, 2012 and January 29, 2011, respectively, and is further described in Note 11 of the Notes to Consolidated Financial Statements.

Vendor income receivable    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $589 million and $517 million at January 28, 2012 and January 29, 2011, respectively, and is described further in Note 4 of the Notes to Consolidated Financial Statements.

Allowance for doubtful accounts    When receivables are recorded, we recognize an allowance for doubtful accounts in an amount equal to anticipated future write-offs. This allowance includes provisions for uncollectible finance charges and other credit-related fees. We estimate future write-offs based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are automatically written off when they become 180 days past due. Management believes the allowance for doubtful accounts is appropriate to cover anticipated losses in our credit card accounts receivable under current conditions; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. Our allowance for doubtful accounts related to our credit card receivables decreased $260 million, from $690 million, or 10.1 percent of gross credit card receivables, at January 29, 2011 to $430 million, or 6.8 percent of gross credit card receivables, at January 28, 2012. Credit card receivables and our allowance for doubtful accounts are described in Note 10 of the Notes to Consolidated Financial Statements.

Long-lived assets    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. A 10 percent decrease in the fair value of assets we intend to sell as of January 28, 2012 would result in additional impairment of $6 million in 2011. Historically, we have not realized material losses upon sale of long-lived assets.

Insurance/self-insurance    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $646 million and $628 million at January 28, 2012 and January 29, 2011, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would impact our self-insurance expense by $32 million in 2011. Historically, adjustments to our estimates have not been material. Refer to Item 7A for further disclosure of the market risks associated with these exposures.

Income taxes    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining whether it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as deemed appropriate. Liabilities for tax positions considered uncertain, including interest and penalties, were $318 million and $397 million at January 28, 2012 and January 29, 2011, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 22 of the Notes to Consolidated Financial Statements.

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

        Our expected long-term rate of return on plan assets of 8.0% is determined by the portfolio composition, historical long-term investment performance and current market conditions. Our compound annual rate of return on qualified plans' assets was 5.1 percent, 7.8 percent and 8.3 percent for the 5-year, 10-year and 15-year periods, respectively. Benefits expense recorded during the year is partially dependent upon the long-term rate of return used. A one percentage point decrease in the expected long-term rate of return used to determine net pension and postretirement health care benefits expense would increase annual expense by $26 million.

        The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date, using yields for maturities that are in line with the duration of our pension liabilities. Therefore, these liabilities fluctuate with changes in interest rates. Historically, this same discount rate has also been used to determine net pension and postretirement health care benefits expense for the following plan year. Benefits expense recorded during the year is partially dependent upon the discount rates used, and a 0.5 percentage point decrease to the weighted average discount rate used to determine net pension and postretirement health care benefits expense would increase annual expense by $25 million.

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

New Accounting Pronouncements

        We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements, although we will be presenting a separate Statement of Comprehensive Income in accordance with Accounting Standard Update 2011-05, "Comprehensive Income (Topic 220)" beginning in 2012.

Forward-Looking Statements

        This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: For our U.S. Credit Card Segment, aggregate portfolio risks and the level of, the allowance for doubtful accounts, anticipated segment profit, and the pursuit and timing of a portfolio sale; for our Canadian Segment, our performance, timing and amount of future capital investments in Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the continued execution of our share repurchase program and the expected duration of the approved programs, our expected capital expenditures, the expected effective income tax rate, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the expected returns on pension plan assets, the impact of future changes in foreign currency, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation, property loss, the expected outcome of claims and litigation, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk results primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate, and on our credit card receivables, the majority of which are assessed finance charges at a Prime-based floating-rate. To manage our net interest margin, we generally maintain levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuate. The degree of floating asset and liability matching may vary over time and in different interest rate environments. At January 28, 2012, the amount of floating-rate credit card assets exceeded the amount of net floating-rate debt obligations by approximately $2 billion. As a result, based on our balance sheet position at January 28, 2012, the annualized effect of a 0.1 percentage point decrease in floating interest rates on our floating rate debt obligations, net of our floating rate credit card assets and short-term investments, would be to decrease earnings before income taxes by approximately $2 million. See further description of our debt and derivative instruments in Notes 19 and 20 of the Notes to Consolidated Financial Statements.

        We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at January 28, 2012, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $9 million.

        In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The annualized effect of a one percentage point decrease in the return on pension plan assets would decrease plan assets by $29 million at January 28, 2012. The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 35 percent of the interest rate exposure of our funded status.

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

        Our investment in Canada during 2011 has exposed us to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar that we were not exposed to in previous years. Similar foreign currency risk will exist as new Target stores are opened in Canada and inventory is purchased in both U.S. and Canadian dollars. During 2011, gains and losses due to fluctuations in exchange rates were not significant. Currently, we do not have significant direct exposure to other foreign currency exchange rate fluctuations, as all of our stores are located in the United States, and the vast majority of imported merchandise is purchased in U.S. dollars.

        There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

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

Gregg W. Steinhafel Chief Executive Officer and President March 15, 2012	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

         We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, cash flows, and shareholders' investment for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 15, 2012

Report of Management on Internal Control

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2012, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

         Our internal control over financial reporting as of January 28, 2012, has been audited by Ernst & Young LLP, the independent registered accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 15, 2012	Douglas A. Scovanner Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

         We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended January 28, 2012, and our report dated March 15, 2012, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 15, 2012

Consolidated Statements of Operations

(millions, except per share data)	2011	2010	2009

Sales	$68,466	$65,786	$63,435
Credit card revenues	1,399	1,604	1,922

Total revenues	69,865	67,390	65,357
Cost of sales	47,860	45,725	44,062
Selling, general and administrative expenses	14,106	13,469	13,078
Credit card expenses	446	860	1,521
Depreciation and amortization	2,131	2,084	2,023

Earnings before interest expense and income taxes	5,322	5,252	4,673
Net interest expense
Nonrecourse debt collateralized by credit card receivables	72	83	97
Other interest expense	797	677	707
Interest income	(3)	(3)	(3)

Net interest expense	866	757	801

Earnings before income taxes	4,456	4,495	3,872
Provision for income taxes	1,527	1,575	1,384

Net earnings	$2,929	$2,920	$2,488

Basic earnings per share	$4.31	$4.03	$3.31

Diluted earnings per share	$4.28	$4.00	$3.30

Weighted average common shares outstanding
Basic	679.1	723.6	752.0
Diluted	683.9	729.4	754.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 28, 2012	January 29, 2011

Assets
Cash and cash equivalents, including short-term investments of $194 and $1,129	$794	$1,712
Credit card receivables, net of allowance of $430 and $690	5,927	6,153
Inventory	7,918	7,596
Other current assets	1,810	1,752

Total current assets	16,449	17,213
Property and equipment
Land	6,122	5,928
Buildings and improvements	26,837	23,081
Fixtures and equipment	5,141	4,939
Computer hardware and software	2,468	2,533
Construction-in-progress	963	567
Accumulated depreciation	(12,382)	(11,555)

Property and equipment, net	29,149	25,493
Other noncurrent assets	1,032	999

Total assets	$46,630	$43,705

Liabilities and shareholders' investment
Accounts payable	$6,857	$6,625
Accrued and other current liabilities	3,644	3,326
Unsecured debt and other borrowings	3,036	119
Nonrecourse debt collateralized by credit card receivables	750	—

Total current liabilities	14,287	10,070
Unsecured debt and other borrowings	13,447	11,653
Nonrecourse debt collateralized by credit card receivables	250	3,954
Deferred income taxes	1,191	934
Other noncurrent liabilities	1,634	1,607

Total noncurrent liabilities	16,522	18,148
Shareholders' investment
Common stock	56	59
Additional paid-in capital	3,487	3,311
Retained earnings	12,959	12,698
Accumulated other comprehensive loss	(681)	(581)

Total shareholders' investment	15,821	15,487

Total liabilities and shareholders' investment	$46,630	$43,705

Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 669,292,929 shares issued and outstanding at January 28, 2012; 704,038,218 shares issued and outstanding at January 29, 2011.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at January 28, 2012 or January 29, 2011.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2011	2010	2009

Operating activities
Net earnings	$2,929	$2,920	$2,488
Reconciliation to cash flow
Depreciation and amortization	2,131	2,084	2,023
Share-based compensation expense	90	109	103
Deferred income taxes	371	445	364
Bad debt expense	154	528	1,185
Non-cash (gains)/losses and other, net	22	(145)	143
Changes in operating accounts:
Accounts receivable originated at Target	(187)	(78)	(57)
Inventory	(322)	(417)	(474)
Other current assets	(150)	(124)	(129)
Other noncurrent assets	43	(212)	(114)
Accounts payable	232	115	174
Accrued and other current liabilities	218	149	257
Other noncurrent liabilities	(97)	(103)	(82)

Cash flow provided by operations	5,434	5,271	5,881

Investing activities
Expenditures for property and equipment	(4,368)	(2,129)	(1,729)
Proceeds from disposal of property and equipment	37	69	33
Change in accounts receivable originated at third parties	259	363	(10)
Other investments	(108)	(47)	3

Cash flow required for investing activities	(4,180)	(1,744)	(1,703)

Financing activities
Additions to short-term debt	1,500	—	—
Additions to long-term debt	1,994	1,011	—
Reductions of long-term debt	(3,125)	(2,259)	(1,970)
Dividends paid	(750)	(609)	(496)
Repurchase of stock	(1,842)	(2,452)	(423)
Stock option exercises and related tax benefit	89	294	47
Other	(6)	—	—

Cash flow required for financing activities	(2,140)	(4,015)	(2,842)

Effect of exchange rate changes on cash and cash equivalents	(32)	—	—

Net increase (decrease) in cash and cash equivalents	(918)	(488)	1,336
Cash and cash equivalents at beginning of period	1,712	2,200	864

Cash and cash equivalents at end of period	$794	$1,712	$2,200

Cash paid for income taxes was $1,109 million, $1,259 million and $1,040 million during 2011, 2010 and 2009, respectively. Cash paid for interest (net of interest capitalized) was $816 million, $752 million and $805 million during 2011, 2010 and 2009, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

					Accumulated Other Comprehensive Income/(Loss)
(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Pension and Other Benefit Liability Adjustments	Derivative Instruments, Foreign Currency and Other	Total

January 31, 2009	752.7	$63	$2,762	$11,443	$(510)	$(46)	$13,712
Net earnings	—	—	—	2,488	—	—	2,488
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $17	—	—	—	—	(27)	—	(27)
Cash flow hedges, net of taxes of $2	—	—	—	—	—	4	4
Currency translation adjustment, net of taxes of $0	—	—	—	—	—	(2)	(2)

Total comprehensive income							2,463
Dividends declared	—	—	—	(503)	—	—	(503)
Repurchase of stock	(9.9)	(1)	—	(481)	—	—	(482)
Stock options and awards	1.8	—	157	—	—	—	157

January 30, 2010	744.6	$62	$2,919	$12,947	$(537)	$(44)	$15,347
Net earnings	—	—	—	2,920	—	—	2,920
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $4	—	—	—	—	(4)	—	(4)
Cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $1	—	—	—	—	—	1	1

Total comprehensive income							2,920
Dividends declared	—	—	—	(659)	—	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	—	(2,514)
Stock options and awards	7.2	1	392	—	—	—	393

January 29, 2011	704.0	$59	$3,311	$12,698	$(541)	$(40)	$15,487
Net earnings	—	—	—	2,929	—	—	2,929
Other comprehensive income
Pension and other benefit liability adjustments, net of taxes of $56	—	—	—	—	(83)	—	(83)
Cash flow hedges, net of taxes of $2	—	—	—	—	—	3	3
Currency translation adjustment, net of taxes of $13	—	—	—	—	—	(20)	(20)

Total comprehensive income							2,829
Dividends declared	—	—	—	(777)	—	—	(777)
Repurchase of stock	(37.2)	(3)	—	(1,891)	—	—	(1,894)
Stock options and awards	2.5	—	176	—	—	—	176

January 28, 2012	669.3	$56	$3,487	$12,959	$(624)	$(57)	$15,821

Dividends declared per share were $1.15, $0.92 and $0.67 in 2011, 2010 and 2009, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (Target, the Corporation, or the Company) operates three reportable segments: U.S. Retail, U.S. Credit Card and Canadian. Our U.S. Retail Segment includes all of our merchandising operations, including our fully integrated online business. Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards; the Target Visa Credit Card and the Target Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®, which strengthen the bond with our guests, drive incremental sales and contribute to our results of operations. Our Canadian Segment was initially reported in the first quarter of 2011 as a result of our purchase of leasehold interests in Canada from Zellers, Inc. (Zellers). This segment includes costs incurred in the U.S. and Canada related to our planned 2013 Canadian retail market entry.

Consolidation    The consolidated financial statements include the balances of the Corporation and its subsidiaries after elimination of intercompany balances and transactions. All material subsidiaries are wholly owned. We consolidate variable interest entities where it has been determined that the Corporation is the primary beneficiary of those entities' operations, including a bankruptcy remote subsidiary through which we sell certain accounts receivable as a method of providing funding for our accounts receivable.

Use of estimates    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2011 ended January 28, 2012, and consisted of 52 weeks. Fiscal 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal 2009 ended January 30, 2010, and consisted of 52 weeks. Fiscal 2012 will end February 2, 2013, and will consist of 53 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

Reclassifications    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Revenues

        Our retail stores generally record revenue at the point of sale. Sales from our online business include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $22 million in 2011, $20 million in 2010 and $18 million in 2009.

        Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in 2011, 2010 and 2009.

        Credit card revenues are recognized according to the contractual provisions of each credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail sales charged on our credit cards totaled $4,686 million, $3,455 million and $3,328 million in 2011, 2010 and 2009, respectively.

        In October 2010, guests began to receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com. The discounts associated with loyalty programs are included as reductions in sales in our Consolidated Statements of Operations and were $340 million in 2011, $162 million in 2010 and $94 million in 2009.

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

Note: The classification of these expenses varies across the retail industry.

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

        We establish a receivable for vendor income that is earned but not yet received. Based on provisions of the agreements in place, this receivable is computed by estimating the amount earned when we have completed our performance. We perform detailed analyses to determine the appropriate level of the receivable in the aggregate. The majority of year-end receivables associated with these activities are collected within the following fiscal quarter. We have not historically had significant write-offs for these receivables.

5. Advertising Costs

        Advertising costs are expensed at first showing or distribution of the advertisement and were $1,360 million in 2011, $1,292 million in 2010 and $1,167 million in 2009. Vendor income that offset advertising expenses was $256 million, $216 million and $179 million in 2011, 2010 and 2009, respectively. Newspaper circulars, internet advertisements and media broadcast made up the majority of our advertising costs in all three years.

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

Earnings Per Share (millions, except per share data)	2011	2010	2009

Net earnings	$2,929	$2,920	$2,488
Basic weighted average common shares outstanding	679.1	723.6	752.0
Dilutive impact of share-based awards (a)	4.8	5.8	2.8

Diluted weighted average common shares outstanding	683.9	729.4	754.8

Basic earnings per share	$4.31	$4.03	$3.31
Diluted earnings per share	$4.28	$4.00	$3.30

(a)
Excludes 15.5 million, 10.9 million and 22.9 million share-based awards for 2011, 2010 and 2009, respectively, because their effects were antidilutive.

7. Canadian Leasehold Acquisition

        In January 2011, we entered into an agreement to purchase the leasehold interests in up to 220 sites in Canada operated by Zellers, in exchange for $1,861 million. We have completed this real estate acquisition with the selection of 189 Zellers sites. We believe this transaction will allow us to open 125 to 135 Target stores in Canada, primarily during 2013. We sold our right to acquire the leasehold interests in 54 sites to third-party retailers and landlords, for a total of $225 million. These transactions resulted in a final net purchase price of $1,636 million, which is included in expenditures for property and equipment in the Consolidated Statement of Cash Flows.

        At the time of acquisition, we recorded the assets in our Canadian Segment at their estimated fair values.

Leasehold Acquisition Summary (millions)	Balance Sheet Classification	Total

Assets
Capital lease assets	Buildings and improvements	$2,887
Intangible assets (a)	Other noncurrent assets	23

Total assets		2,910
Liabilities
Capital lease obligations	Unsecured debt and other borrowings	$1,274

(a)
Amortization period of acquired intangible assets range from 3 to 13 years.

        The acquired sites are being subleased back to Zellers for terms through March 2013, or earlier, at our option.

8. Fair Value Measurements

        Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements – Recurring Basis	Fair Value at January 28, 2012			Fair Value at January 29, 2011
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents
Short-term investments	$194	$—	$—	$1,129	$—	$—
Other current assets
Interest rate swaps (a)	—	20	—	—	—	—
Prepaid forward contracts	69	—	—	63	—	—
Other noncurrent assets
Interest rate swaps (a)	—	114	—	—	139	—
Company-owned life insurance investments (b)	—	371	—	—	358	—

Total	$263	$505	$—	$1,192	$497	$—

Liabilities
Other current liabilities
Interest rate swaps (a)	$—	$7	$—	$—	$—	$—
Other noncurrent liabilities
Interest rate swaps (a)	—	69	—	—	54	—

Total	$—	$76	$—	$—	$54	$—

(a)
There was one interest rate swap designated as an accounting hedge at January 28, 2012, and none at January 29, 2011. See Note 20 for additional information on interest rate swaps.
(b)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $669 million at January 28, 2012, and $645 million at January 29, 2011.

Position	Valuation Technique

Short-term investments	Cash equivalents approximate fair value because maturities are less than three months.
Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
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

Fair Value Measurements – Nonrecurring Basis
	Other current assets	Property and equipment
(millions)	Long-lived assets held for sale	Long-lived assets held and used (a)

Measured during the year ended January 28, 2012:
Carrying amount	$12	$126
Fair value measurement	11	89

Gain/(loss)	$(1)	$(37)

Measured during the year ended January 29, 2011:
Carrying amount	$9	$127
Fair value measurement	7	101

Gain/(loss)	$(2)	$(26)

(a)
Primarily relates to real estate and buildings intended for sale in the future but not currently meeting the held for sale criteria.

        The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Statements of Financial Position. The fair value of marketable securities is determined using available market prices at the reporting date. The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.

Financial Instruments Not Measured at Fair Value	January 28, 2012		January 29, 2011
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Other current assets
Marketable securities (a)	$35	$35	$32	$32
Other non current assets
Marketable securities (a)	6	6	4	4

Total	$41	$41	$36	$36

Financial liabilities
Total debt (b)	$15,680	$18,142	$15,241	$16,661

Total	$15,680	$18,142	$15,241	$16,661

(a)
Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.
(b)
Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

        Based on various inputs and assumptions, including discussions with third parties in the context of our intended sale, we believe the gross balance of our credit card receivables approximates fair value at January 28, 2012. The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value at January 28, 2012.

9. Cash Equivalents

        Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. These investments were $194 million and $1,129 million at January 28, 2012, and January 29, 2011, respectively. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $330 million at January 28, 2012, and $313 million at January 29, 2011. Payables due to Visa resulting from the use of Target Visa Cards are included within cash equivalents and were $35 million and $36 million at January 28, 2012, and January 29, 2011, respectively.

10. Credit Card Receivables

        Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of financing receivables. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	January 28, 2012		January 29, 2011
(millions)	Amount	Percent of Receivables	Amount	Percent of Receivables

Current	$5,791	91.1%	$6,132	89.6%
1-29 days past due	260	4.1	292	4.3
30-59 days past due	97	1.5	131	1.9
60-89 days past due	62	1.0	79	1.1
90+ days past due	147	2.3	209	3.1

Period-end gross credit card receivables	$6,357	100%	$6,843	100%

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

Allowance for Doubtful Accounts (millions)	2011	2010	2009

Allowance at beginning of period	$690	$1,016	$1,010
Bad debt expense	154	528	1,185
Write-offs (a)	(572)	(1,007)	(1,287)
Recoveries (a)	158	153	108

Allowance at end of period	$430	$690	$1,016

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

        Deterioration of the macroeconomic conditions in the United States could adversely affect the risk profile of our credit card receivables portfolio based on credit card holders' ability to pay their balances. If such deterioration were to occur, it could lead to an increase in bad debt expense. We monitor both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by obtaining current FICO scores, a nationally recognized credit scoring model, for a statistically representative sample of accounts each month. The credit-quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts.

Receivables Credit Quality (millions)	January 28, 2012	January 29, 2011

Nondelinquent accounts (Current and 1-29 days past due)
FICO score of 700 or above	$2,882	$2,819
FICO score of 600 to 699	2,463	2,737
FICO score below 600	706	868

Total nondelinquent accounts	6,051	6,424
Delinquent accounts (30+ days past due)	306	419

Period-end gross credit card receivables	$6,357	$6,843

        Under certain circumstances, we offer cardholder payment plans that meet the accounting definition of a troubled debt restructuring (TDR). These plans modify finance charges, minimum payments and/or extend payment terms. Modified terms do not change the balance of the loan. These concessions are made on an individual cardholder basis for economic or legal reasons specific to each individual cardholder's circumstances. Cardholders are not allowed additional charges while participating in a payment plan. As of January 28, 2012, and January 29, 2011, there were 118 thousand and 151 thousand modified contracts with outstanding receivables of $276 million and $400 million, respectively.

Troubled Debt Restructurings (millions)	2011	2010	2009

Average receivables	$330	$445	$526
Finance charges	20	30	39

Troubled Debt Restructurings Defaulted During the Period (a) (dollars in millions, contracts in thousands)	2011	2010	2009

Number of contracts	13	28	59
Amount defaulted (b)	$37	$96	$199

(a)
Includes loans modified within the twelve months prior to each respective period end.
(b)
Represents account balance at the time of default. We define default as not paying the full fixed payment amount for two consecutive billing cycles.

        Receivables in cardholder payment plans that meet the definition of a TDR are treated consistently with other receivables in determining our allowance for doubtful accounts. Accounts that complete their assigned payment plan are no longer considered TDRs. Payments received on troubled debt restructurings are first applied to finance charges and fees, then to the unpaid principal balance.

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

        In the second quarter of 2008, we sold a 47 percent interest in our credit card receivables to JPMorgan Chase (JPMC). Under the terms of this arrangement, TR LLC repaid JPMC $226 million and $566 million during 2011 and 2010, respectively. In addition, we repaid the remaining principal balance on the note payable to JPMC in January 2012, including a make-whole premium, for $2,854 million, resulting in an $87 million loss on early retirement of debt, which was recorded within interest expense and excluded from segment profit.

        All interests in our Credit Card Receivables issued by the Trust are accounted for as secured borrowings. Interest and principal payments are satisfied provided the cash flows from the Trust assets are sufficient and are nonrecourse to the general assets of the Corporation. If the cash flows are less than the periodic interest, the available amount, if any, is paid with respect to interest. Interest shortfalls will be paid to the extent subsequent cash flows from the assets in the Trust are sufficient. Future principal payments will be made from the third party's pro rata share of cash flows from the Trust assets.

Securitized Borrowings	January 28, 2012		January 29, 2011
(millions)	Debt Balance	Collateral	Debt Balance	Collateral

2008 Series (a)	$—	$—	$2,954	$3,061
2006/2007 Series	1,000	1,266	1,000	1,266

Total	$1,000	$1,266	$3,954	$4,327

(a)
The debt balance for the 2008 Series is net of a 7% discount from JPMC. The unamortized portion of this discount was $107 million as of January 29, 2011.

11. Inventory

        Substantially all inventory and the related cost of sales are accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Cost includes purchase price as reduced by vendor income. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates and internally measured retail price indices.

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

        We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in sales and cost of sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,630 million in 2011, $1,581 million in 2010 and $1,470 million in 2009.

12. Other Current Assets

Other Current Assets (millions)	January 28, 2012	January 29, 2011

Vendor income receivable	$589	$517
Other receivables (a)	411	405
Deferred taxes	275	379
Other	535	451

Total	$1,810	$1,752

(a)
Includes pharmacy receivables and income taxes receivable. We have not historically had significant write-offs for these receivables.

13. Property and Equipment

        Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation expense for 2011, 2010 and 2009 was $2,107 million, $2,060 million and $1,999 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were

$666 million in 2011, $726 million in 2010 and $632 million in 2009. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (in years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4-7

        Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. Impairments of $38 million in 2011, $28 million in 2010 and $49 million in 2009 were recorded as a result of the reviews performed. Additionally, due to project scope changes, we wrote off capitalized construction-in-progress costs of $5 million in 2011, $6 million in 2010 and $37 million in 2009.

14. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 28, 2012	January 29, 2011

Company-owned life insurance investments (a)	$371	$358
Goodwill and intangible assets	242	223
Interest rate swaps (b)	114	139
Other	305	279

Total	$1,032	$999

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.
(b)
See Notes 8 and 20 for additional information relating to our interest rate swaps.

15. Goodwill and Intangible Assets

        Goodwill totaled $59 million at January 28, 2012 and January 29, 2011. No material impairments were recorded in 2011, 2010 or 2009, as a result of the goodwill impairment tests performed.

Intangible Assets
	Leasehold Acquisition Costs		Other (a)		Total
(millions)	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011

Gross asset	$243	$227	$146	$121	$389	$348
Accumulated amortization	(119)	(111)	(87)	(73)	(206)	(184)

Net intangible assets	$124	$116	$59	$48	$183	$164

(a)
Other intangible assets relate primarily to acquired customer lists and trademarks.

        We use the straight-line method to amortize leasehold acquisition costs over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 28 years and 5 years, respectively, at January 28, 2012. Amortization expense for 2011, 2010 and 2009 was $24 million, each year.

Estimated Amortization Expense (millions)	2012	2013	2014	2015	2016

Amortization expense	$22	$19	$16	$16	$15

16. Accounts Payable

        At January 28, 2012 and January 29, 2011, we reclassified book overdrafts of $575 million and $558 million, respectively, to accounts payable.

17. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 28, 2012	January 29, 2011

Wages and benefits	$898	$921
Real estate, sales and other taxes payable	547	497
Gift card liability (a)	467	422
Income tax payable	257	144
Straight-line rent accrual (b)	215	200
Dividends payable	202	176
Workers' compensation and general liability (c)	164	158
Interest payable	109	103
Other	785	705

Total	$3,644	$3,326

(a)
Gift card liability represents the amount of unredeemed gift cards, net of estimated breakage.
(b)
Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.
(c)
See footnote (a) to the Other Noncurrent Liabilities table on page 50 for additional detail.

18. Commitments and Contingencies

        Purchase obligations, which include all legally binding contracts, such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were $1,396 million and $1,907 million at January 28, 2012 and January 29, 2011, respectively. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are not obligations given they are conditioned on terms of the letter of credit being met.

        Trade letters of credit totaled $1,516 million and $1,522 million at January 28, 2012 and January 29, 2011, respectively, a portion of which are reflected in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $66 million and $71 million at January 28, 2012 and January 29, 2011, respectively.

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

19. Notes Payable and Long-Term Debt

        At January 28, 2012, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	January 28, 2012
(millions)	Rate (a)	Balance

Due fiscal 2012-2016	2.8%	$6,281
Due fiscal 2017-2021	4.8	4,604
Due fiscal 2022-2026	8.7	64
Due fiscal 2027-2031	6.8	680
Due fiscal 2032-2036	6.3	551
Due fiscal 2037	6.8	3,500

Total notes and debentures	4.6	15,680
Swap valuation adjustments		114
Capital lease obligations		1,689
Less:
Amounts due within one year		(3,786)

Long-term debt		$13,697

(a)
Reflects the weighted-average stated interest rate as of year-end.

        Required principal payments on notes and debentures over the next five years are as follows:

Required Principal Payments (millions)	2012	2013	2014	2015	2016

Unsecured	$3,001	$501	$1,001	$27	$751
Nonrecourse	750	250	—	—	—

Total required principal payments	$3,751	$751	$1,001	$27	$751

        We periodically obtain short-term financing under our commercial paper program, a form of notes payable.

Commercial Paper (millions)	2011	2010

Maximum daily amount outstanding during the year	$1,211	$—
Average amount outstanding during the year	244	—
Amount outstanding at year-end	—	—
Weighted average interest rate	0.11%	—

        In October 2011, we entered into a five-year $2.25 billion revolving credit facility with a group of banks. The new facility replaced our existing credit agreement and will expire in October 2016. No balances were outstanding at any time during 2011 or 2010 under this or the prior revolving credit facility.

        In January 2012, we issued $1 billion of fixed rate debt at 2.9% that matures in January 2022 and $1.5 billion of floating rate debt at three-month LIBOR plus 3 basis points that matures in January 2013. In July 2011, we issued $350 million of fixed rate debt at 1.125% and $650 million of floating rate debt at three-month LIBOR plus 17 basis points, both of which mature in July 2014. In July 2010, we issued $1 billion of fixed rate debt at 3.875% that matures in July 2020.

        As further explained in Note 10, we maintain an accounts receivable financing program through which we sell credit card receivables to a bankruptcy remote, wholly owned subsidiary, which in turn transfers the receivables to a Trust. The Trust, either directly or through related trusts, sells debt securities to third parties.

Nonrecourse Debt Collateralized by Credit Card Receivables (millions)	2011	2010

Balance at beginning of period	$3,954	$5,375
Issued	—	—
Accretion (a)	41	45
Repaid (b)	(2,995)	(1,466)

Balance at end of period	$1,000	$3,954

(a)
Represents the accretion of the 7 percent discount on the 47 percent interest in credit card receivables sold to JPMC.
(b)
Includes repayments of $226 million and $566 million for the 2008 series of secured borrowings during 2011 and 2010 due to declines in gross credit card receivables and payment of $2,769 million, excluding the make-whole premium, to repurchase and retire in full this series of secured borrowings.

        Other than debt backed by our credit card receivables, substantially all of our outstanding borrowings are senior, unsecured obligations. Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants, which have no practical effect on our ability to pay dividends.

20. Derivative Financial Instruments

        Historically our derivative instruments have primarily consisted of interest rate swaps, which are used to mitigate our interest rate risk. We have counterparty credit risk resulting from our derivative instruments, primarily with large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 8 for a description of the fair value measurement of our derivative instruments.

        In July 2011, in conjunction with our $350 million fixed rate debt issuance, we entered into an interest rate swap with a matching notional amount, under which we pay a variable rate and receive a fixed rate. This swap has been designated as a fair value hedge for accounting purposes. At the inception of the hedge, we assessed whether the swap was highly effective in offsetting changes in fair value of the hedged item and concluded the hedge was perfectly effective. Therefore, no ineffectiveness was recorded in 2011. We had no derivative instruments designated as accounting hedges in 2010 or 2009.

Outstanding Interest Rate Swap Summary	January 28, 2012
	Designated Swap	De-designated Swaps
(dollars in millions)	Pay Floating	Pay Floating	Pay Fixed

Weighted average rate:
Pay	three-month LIBOR	one-month LIBOR	2.6%
Receive	1.0%	5.0%	one-month LIBOR
Weighted average maturity	2.5 years	2.4 years	2.4 years
Notional	$350	$1,250	$1,250

Derivative Contracts – Type, Statement of Financial Position Classification and Fair Value (millions)
	Asset			Liability
Type of Contract	Classification	Jan. 28, 2012	Jan. 29, 2011	Classification	Jan. 28, 2012	Jan. 29, 2011

Designated as hedging instrument:
Interest rate swap	Other noncurrent assets	$3	$—	N/A	$—	$—
Not designated as hedging instruments:
Interest rate swaps	Other current assets	20	—	Other current liabilities	7	—
Interest rate swaps	Other noncurrent assets	111	139	Other noncurrent liabilities	69	54

Total		$134	$139		$76	$54

        Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following impact on our Consolidated Statement of Operations:

Derivative Contracts – Effect on Results of Operations (millions)
Type of Contract	Classification of Income/(Expenses)	2011	2010	2009

Interest rate swaps	Other interest expense	$41	$51	$65

        The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $111 million, $152 million and $197 million, at the end of 2011, 2010 and 2009, respectively.

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

        Rent expense is included in SG&A expenses. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in SG&A, consistent with similar costs for owned locations. Sublease income received from tenants who rent properties is recorded as a reduction to SG&A expense.

Rent Expense (millions)	2011	2010	2009

Property and equipment	$193	$188	$187
Software	33	25	27
Sublease income (a)	(61)	(13)	(13)

Total rent expense	$165	$200	$201

(a)
Sublease income in 2011 includes $51 million related to sites acquired in our Canadian leasehold acquisition that are being subleased to Zellers through March 2013, or earlier, at our option.

        Total capital lease interest expense was $69 million in 2011 (including $44 million of interest expense on Canadian capitalized leases), $16 million in 2010, and $10 million in 2009 and is included within other interest expense on the Consolidated Statements of Operations.

        Most long-term leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of January 28, 2012 and January 29, 2011 were $1,752 million and $380 million, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Sublease Income	Total

2012	$194	$122	$(84)	$232
2013	197	118	(12)	303
2014	157	123	(6)	274
2015	151	121	(5)	267
2016	144	120	(4)	260
After 2016	3,045	3,736	(71)	6,710

Total future minimum lease payments	$3,888	$4,340	$(182)	$8,046
Less: Interest (c)		(2,651)

Present value of future minimum capital lease payments (d)		$1,689

(a)
Total contractual lease payments include $1,910 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $171 million of legally binding minimum lease payments for stores that are expected to open in 2012 or later.
(b)
Capital lease payments include $2,894 million related to options to extend lease terms that are reasonably assured of being exercised.
(c)
Calculated using the interest rate at inception for each lease.
(d)
Includes the current portion of $22 million.

        The acquisition of leasehold interests in Canada contributed additional discounted future minimum capital lease payments of $1.3 billion, reflected in the table above.

22. Income Taxes

Tax Rate Reconciliation	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	1.0	1.4	2.8
International	(0.7)	(0.6)	(0.3)
Other	(1.0)	(0.7)	(1.8)

Effective tax rate	34.3%	35.1%	35.7%

        Certain discrete state income tax items reduced our effective tax rate by 2.0 percentage points, 2.4 percentage points and 0.7 percentage points in 2011, 2010 and 2009, respectively.

Provision for Income Taxes (millions)	2011	2010	2009

Current:
Federal	$1,069	$1,086	$877
State	74	40	141
International	13	4	2

Total current	1,156	1,130	1,020

Deferred:
Federal	427	388	339
State	—	57	25
International	(56)	—	—

Total deferred	371	445	364

Total provision	$1,527	$1,575	$1,384

Net Deferred Tax Asset/(Liability) (millions)	January 28, 2012	January 29, 2011

Gross deferred tax assets:
Accrued and deferred compensation	$489	$451
Allowance for doubtful accounts	157	229
Accruals and reserves not currently deductible	347	373
Self-insured benefits	257	251
Foreign operating loss carryforward	43	—
Other	149	67

Total gross deferred tax assets	1,442	1,371

Gross deferred tax liabilities:
Property and equipment	(1,930)	(1,607)
Deferred credit card income	(102)	(145)
Inventory	(162)	(77)
Other	(109)	(97)

Total gross deferred tax liabilities	(2,303)	(1,926)

Total net deferred tax liability	$(861)	$(555)

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

        At January 28, 2012, foreign net operating loss carryforwards of $166 million are available to offset future income. These carryforwards expire in 2031 and are expected to be fully utilized prior to expiration.

        We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. These accumulated net earnings relate to ongoing operations and were $300 million at January 28, 2012 and $333 million at January 29, 2011. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

        We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2010 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2011	2010	2009

Balance at beginning of period	$302	$452	$434
Additions based on tax positions related to the current year	12	16	119
Additions for tax positions of prior years	31	68	47
Reductions for tax positions of prior years	(101)	(222)	(61)
Settlements	(8)	(12)	(87)

Balance at end of period	$236	$302	$452

        If we were to prevail on all unrecognized tax benefits recorded, $155 million of the $236 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended January 28, 2012, January 29, 2011 and January 30, 2010, we recorded a benefit from the reversal of accrued penalties and interest of $12 million, $28 million and $10 million, respectively. We had accrued for the payment of interest and penalties of $82 million at January 28, 2012, $95 million at January 29, 2011 and $127 million at January 30, 2010.

        It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

        The January 30, 2010 liability for uncertain tax positions included $133 million for tax positions for which the ultimate deductibility was highly certain, but for which there was uncertainty about the timing of such deductibility. During 2010, we filed a tax accounting method change that resolved the uncertainty surrounding the timing of deductions for these tax positions, resulting in a $133 million decrease to our liability for unrecognized tax benefits and no impact on income tax expense in 2010.

23. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 28, 2012	January 29, 2011

Workers' compensation and general liability (a)	$482	$470
Deferred compensation	421	396
Income tax	224	313
Pension and postretirement health care benefits	225	128
Other	282	300

Total	$1,634	$1,607

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

24. Share Repurchase

        We repurchase shares primarily through open market transactions under a $10 billion share repurchase plan authorized by our Board of Directors in November 2007. As of January 28, 2012, we have $279 million remaining capacity on this authorization. In January 2012, our Board of Directors authorized a new $5 billion share repurchase plan. We expect to begin repurchasing shares under this new authorization upon completion of the current program.

Share Repurchases (millions, except per share data)	2011	2010	2009

Total number of shares purchased	37.2	47.8	9.9
Average price paid per share	$50.89	$52.44	$48.54
Total investment	$1,894	$2,508	$479

        Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts (a) (millions)	2011	2010	2009

Total number of shares purchased	1.0	1.1	1.5
Total cash investment	$52	$56	$56
Aggregate market value (b)	$52	$61	$60

(a)
These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 26.
(b)
At their respective settlement dates.

25. Share-Based Compensation

        We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. Our long-term incentive plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 32.5 million at January 28, 2012 and 17.5 million at January 29, 2011.

        Total share-based compensation expense recognized in the Consolidated Statements of Operations was $90 million, $109 million and $103 million in 2011, 2010 and 2009, respectively. The related income tax benefit was $35 million, $43 million and $40 million in 2011, 2010 and 2009, respectively.

Stock Options

        We grant nonqualified stock options to certain team members under the Plan that generally vest and become exercisable annually in equal amounts over a four-year period and expire 10 years after the grant date. We also grant options with a ten-year term to the non-employee members of our Board of Directors which vest immediately, but are not exercisable until one year after the grant date.

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)

January 29, 2011	34,650	$46.87	$288	20,813	$47.06	$172
Granted	7,485	48.90
Expired/forfeited	(1,690)	49.16
Exercised/issued	(2,291)	40.38

January 28, 2012	38,154	$47.59	$166	23,283	$47.06	$121

(a)
In thousands.
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

Valuation Assumptions	2011	2010	2009

Dividend yield	2.5%	1.8%	1.4%
Volatility	27%	26%	31%
Risk-free interest rate	1.0%	2.1%	2.7%
Expected life in years	5.5	5.5	5.5
Stock options grant date fair value	$9.20	$12.51	$14.18

Stock Option Exercises (millions)	2011	2010	2009

Cash received for exercise price	$93	$271	$62
Intrinsic value	27	132	21
Income tax benefit	11	52	8

        Compensation expense associated with stock options is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. At January 28, 2012, there was $109 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.4 years. The weighted average remaining life of currently exercisable options is 5.0 years, and the weighted average remaining life of all outstanding options is 6.6 years. The total fair value of options vested was $75 million, $87 million and $85 million in 2011, 2010 and 2009, respectively.

Performance Share Units

        We have issued performance share units to certain team members annually since January 2003. These units represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on two measures: domestic market share change and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $48.63 in 2011, $52.62 in 2010 and $27.18 in 2009.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Price (b)

January 29, 2011	1,984	$42.10
Granted	476	48.63
Forfeited	(908)	49.09
Vested	—	—

January 28, 2012	1,552	$39.93

(a)
Assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding units at January 28, 2012 was 1,128 thousand.
(b)
Weighted average per unit.

        Compensation expense associated with unvested performance share units is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for currently unvested awards could reach a maximum of $19 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 0.8 years. The fair value of performance share units vested and converted was not significant in 2011, 2010 and 2009.

Restricted Stock

        We issue restricted stock units and restricted stock awards (collectively restricted stock) to certain team members with three-year cliff vesting from the date of grant. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. Restricted stock units represent shares potentially issuable in the future whereas restricted stock awards represent shares issued upon grant that are restricted. The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant. The weighted average grant date fair value for restricted stock was $49.42 in 2011, $55.17 in 2010 and $49.41 in 2009.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Price (b)

January 29, 2011	1,138	$48.29
Granted	816	49.42
Forfeited	(99)	46.03
Vested	(245)	34.25

January 28, 2012	1,610	$50.76

(a)
Represents the number of restricted stock units and restricted stock awards, in thousands.
(b)
Weighted average per unit.

        Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At January 28, 2012, there was $44 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested and converted was $9 million in 2011, $3 million in 2010 and $12 million in 2009.

26. Defined Contribution Plans

        Team members who meet certain eligibility requirements can participate in a defined contribution 401(k) plan by investing up to 80 percent of their compensation, as limited by statute or regulation. Generally, we match 100 percent of each team member's contribution up to 5 percent of total compensation. Company match contributions are made to funds designated by the participant.

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

        The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $(4) million in 2011, $4 million in 2010 and $36 million in 2009. During 2011 and 2010, we invested $61 million and $41 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 24. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock		Contractual Price Paid per Share
(millions, except per share data)	Number of Shares		Contractual Fair Value	Total Cash Investment

January 29, 2011	1.2	$44.09	$63	$51
January 28, 2012	1.4	$44.21	$69	$61

Plan Expenses (millions)	2011	2010	2009

401(k) Plan:
Matching contributions expense	$197	$190	$178
Nonqualified Deferred Compensation Plans:
Benefits expense (a)	$38	$63	$83
Related investment income (b)	(10)	(31)	(77)

Nonqualified plan net expense	$28	$32	$6

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

	Pension Benefits
Change in Projected Benefit Obligation					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2011	2010	2011	2010	2011	2010

Benefit obligation at beginning of period	$2,525	$2,227	$31	$33	$94	$87
Service cost	116	114	1	1	10	9
Interest cost	135	127	2	2	4	4
Actuarial (gain)/loss	349	160	7	(2)	—	3
Participant contributions	1	2	—	—	6	6
Benefits paid	(111)	(105)	(3)	(3)	(14)	(15)

Benefit obligation at end of period	$3,015	$2,525	$38	$31	$100	$94

	Pension Benefits
Change in Plan Assets					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2011	2010	2011	2010	2011	2010

Fair value of plan assets at beginning of period	$2,515	$2,157	$—	$—	$—	$—
Actual return on plan assets	364	308	—	—	—	—
Employer contributions	152	153	3	3	8	9
Participant contributions	1	2	—	—	6	6
Benefits paid	(111)	(105)	(3)	(3)	(14)	(15)

Fair value of plan assets at end of period	2,921	2,515	—	—	—	—
Benefit obligation at end of period	3,015	2,525	38	31	100	94

Funded/(underfunded) status	$(94)	$(10)	$(38)	$(31)	$(100)	$(94)

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans (a)
(millions)	2011	2010	2011	2010

Other noncurrent assets	$3	$5	$—	$—
Accrued and other current liabilities	(1)	(1)	(9)	(11)
Other noncurrent liabilities	(96)	(14)	(129)	(114)

Net amounts recognized	$(94)	$(10)	$(138)	$(125)

(a)
Includes postretirement health care benefits.

        The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income			Postretirement Health Care Plans
	Pension Plans
(millions)	2011	2010	2011	2010

Net actuarial loss	$1,027	$895	$44	$48
Prior service credits	—	(1)	(41)	(51)

Amounts in accumulated other comprehensive income	$1,027	$894	$3	$(3)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended January 28, 2012 and January 29, 2011, related to our pension and postretirement health care plans:

Change in Accumulated Other Comprehensive Income			Postretirement Health Care Benefits
	Pension Benefits
(millions)	Pretax	Net of tax	Pretax	Net of tax

January 30, 2010	$895	$544	$(12)	$(7)
Net actuarial loss	40	25	3	2
Amortization of net actuarial losses	(44)	(27)	(4)	(3)
Amortization of prior service costs and transition	3	1	10	6

January 29, 2011	$894	$543	$(3)	$(2)
Net actuarial loss	198	120	—	—
Amortization of net actuarial losses	(67)	(41)	(4)	(2)
Amortization of prior service costs and transition	2	1	10	6

January 28, 2012	$1,027	$623	$3	$2

        The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2012:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of tax

Net actuarial loss	$106	$64
Prior service credits	(10)	(6)

Total amortization expense	$96	$58

        The following table summarizes our net pension and postretirement health care benefits expense for the years 2011, 2010 and 2009:

Net Pension and Postretirement Health Care Benefits Expense				Postretirement Health Care Benefits
	Pension Benefits
(millions)	2011	2010	2009	2011	2010	2009

Service cost of benefits earned during the period	$117	$115	$100	$10	$9	$7
Interest cost on projected benefit obligation	137	129	125	4	4	6
Expected return on assets	(206)	(191)	(177)	—	—	—
Amortization of losses	67	44	24	4	4	2
Amortization of prior service cost	(2)	(3)	(2)	(10)	(10)	(2)

Total	$113	$94	$70	$8	$7	$13

        Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2011	2010

Accumulated benefit obligation (ABO) for all plans (a)	$2,872	$2,395
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	55	47
Total ABO for pension plans with an ABO in excess of plan assets	48	42

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

        Weighted average assumptions used to determine benefit obligations as of the measurement date were as follows:

Weighted Average Assumptions			Postretirement Health Care Benefits
	Pension Benefits
	2011	2010	2011	2010

Discount rate	4.65%	5.50%	3.60%	4.35%
Average assumed rate of compensation increase	3.50%	4.00%	n/a	n/a

        Weighted average assumptions used to determine net periodic benefit expense for each fiscal year were as follows:

Weighted Average Assumptions				Postretirement Health Care Benefits
	Pension Benefits
	2011	2010	2009	2011	2010 (a)	2009 (a)

Discount rate	5.50%	5.85%	6.50%	4.35%	4.85%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a
Average assumed rate of compensation increase	4.00%	4.00%	4.25%	n/a	n/a	n/a

(a)
Due to the remeasurement from the plan amendment in the third quarter of 2009, the discount rate was decreased from 6.50 percent to 4.85 percent.

        The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (e.g., the prior measurement date). With an essentially stable asset allocation over the following time periods, our most recent compound annual rate of return on qualified plans' assets was 5.1 percent, 7.8 percent and 8.3 percent for the 5-year, 10-year and 15-year periods, respectively.

        The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five- year period.

        Our expected annualized long-term rate of return assumptions as of January 28, 2012 were 8.5 percent for domestic and international equity securities, 5.5 percent for long-duration debt securities, 8.5 percent for balanced funds and 10.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets.

        An increase in the cost of covered health care benefits of 7.5 percent was assumed for 2011 and is assumed for 2012. The rate will be reduced to 5.0 percent in 2019 and thereafter.

Health Care Cost Trend Rates – 1% Change (millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	7	(7)

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

		Actual Allocation
Asset Category	Current targeted allocation
		2011	2010

Domestic equity securities (a)	19%	19%	18%
International equity securities	12	11	10
Debt securities	25	29	25
Balanced funds	30	25	26
Other (b)	14	16	21

Total	100%	100%	100%

(a)
Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 28, 2012 and January 29, 2011.
(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments and a 4 percent allocation to real estate.

Fair Value Measurements		Fair Value at January 28, 2012				Fair Value at January 29, 2011
(millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$263	$11	$252	$—	$195	$—	$195	$—
Common collective trusts (a)	653	—	653	—	490	—	490	—
Equity securities (b)	—	—	—	—	36	36	—	—
Government securities (c)	356	—	356	—	259	—	259	—
Fixed income (d)	466	—	466	—	397	—	397	—
Balanced funds (e)	744	—	744	—	596	—	596	—
Private equity funds (f)	283	—	—	283	327	—	—	327
Other (g)	156	—	41	115	130	—	3	127

Total	$2,921	$11	$2,512	$398	$2,430	$36	$1,940	$454

Contributions in transit (h)	—				85

Total plan assets	$2,921				$2,515

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
(f)
Includes investments in venture capital, mezzanine and high-yield debt, natural resources and timberland funds.
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

Level 3 Reconciliation		Actual return on plan assets (a)
(millions)	Balance at beginning of period	Relating to assets still held at the reporting date	Relating to assets sold during the period	Purchases, sales and settlements	Transfer in and/or out of Level 3	Balance at end of period

2010
Private equity funds	$336	$28	$12	$(49)	$—	$327
Other	119	7	2	(1)	—	127

2011
Private equity funds	$327	$(6)	$26	$(64)	$—	$283
Other	127	9	—	(21)	—	115

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

Contributions

        Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2011 and 2010, we made discretionary contributions of $152 million and $153 million, respectively, to our qualified defined benefit pension plans. We are not required to make any contributions in 2012. However, depending on investment performance and plan funded status, we may elect to make a contribution. We expect to make contributions in the range of $5 million to $10 million to our postretirement health care benefit plan in 2012.

Estimated Future Benefit Payments

        Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2012	$131	$6
2013	140	7
2014	149	7
2015	157	8
2016	165	9
2017-2021	958	63

28. Segment Reporting

        Our Canadian Segment was initially reported in our first quarter 2011 financial results, in connection with entering into an agreement to purchase leasehold interests in Canada as disclosed in Note 7.

        Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	2011				2010				2009
(millions)	U.S. Retail	U.S. Credit Card	Canadian	Total	U.S. Retail	U.S. Credit Card	Canadian	Total	U.S. Retail	U.S. Credit Card	Canadian	Total

Sales/Credit card revenues	$68,466	$1,399	$—	$69,865	$65,786	$1,604	$—	$67,390	$63,435	$1,922	$—	$65,357
Cost of sales	47,860	—	—	47,860	45,725	—	—	45,725	44,062	—	—	44,062
Bad debt expense (a)	—	154	—	154	—	528	—	528	—	1,185	—	1,185
Selling, general and administrative/Operations and marketing expenses (a)(b)	13,774	550	74	14,398	13,367	433	—	13,801	12,989	425	—	13,414
Depreciation and amortization	2,067	17	48	2,131	2,065	19	—	2,084	2,008	14	—	2,023

Earnings/(loss) before interest expense and income taxes	4,765	678	(122)	5,322	4,629	624	—	5,252	4,376	298	—	4,673
Interest expense on nonrecourse debt collateralized by credit card receivables	—	72	—	72	—	83	—	83	—	97	—	97

Segment profit/(loss)	$4,765	$606	$(122)	$5,250	$4,629	$541	$—	$5,169	$4,376	$201	$—	$4,576
Unallocated (income) and expenses
Other interest expense				797				677				707
Interest income				(3)				(3)				(3)

Earnings before income taxes				$4,456				$4,495				$3,872

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a)
The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.
(b)
Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which the U.S. Retail Segment charges the U.S. Credit Card Segment to better align with the attributes of the new program. Loyalty program charges were $258 million in 2011, $102 million in 2010 and $89 million in 2009. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

Total Assets by Segment (millions)	January 28, 2012	January 29, 2011

U.S. Retail	$37,108	$37,324
U.S. Credit Card	6,135	6,381
Canadian	3,387	—

Total	$46,630	$43,705

Capital Expenditures by Segment (millions)	2011	2010	2009

U.S. Retail	$2,466	$2,121	$1,717
U.S. Credit Card	10	8	12
Canadian	1,892	—	—

Total	$4,368	$2,129	$1,729

29. Quarterly Results (Unaudited)

        Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2011 and 2010:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Sales	$15,580	$15,158	$15,895	$15,126	$16,054	$15,226	$20,937	$20,277	$68,466	$65,786
Credit card revenues	355	435	345	406	348	379	351	384	1,399	1,604

Total revenues	15,935	15,593	16,240	15,532	16,402	15,605	21,288	20,661	69,865	67,390
Cost of sales	10,838	10,412	10,872	10,293	11,165	10,562	14,986	14,458	47,860	45,725
Selling, general and administrative expenses	3,233	3,143	3,473	3,263	3,525	3,345	3,876	3,720	14,106	13,469
Credit card expenses	88	280	86	214	109	198	162	167	446	860
Depreciation and amortization	512	516	509	496	546	533	564	538	2,131	2,084

Earnings before interest expense and income taxes	1,264	1,242	1,300	1,266	1,057	967	1,700	1,778	5,322	5,252
Net interest expense
Nonrecourse debt collateralized by credit card receivables	19	23	18	21	18	20	17	19	72	83
Other interest expense	164	165	174	165	184	175	276	172	797	677
Interest income	—	(1)	(1)	(1)	(2)	(1)	(1)	(1)	(3)	(3)

Net interest expense	183	187	191	185	200	194	292	190	866	757

Earnings before income taxes	1,081	1,055	1,109	1,081	857	773	1,408	1,588	4,456	4,495
Provision for income taxes	392	384	405	402	302	238	427	553	1,527	1,575

Net earnings	$689	$671	$704	$679	$555	$535	$981	$1,035	$2,929	$2,920

Basic earnings per share	$0.99	$0.91	$1.03	$0.93	$0.82	$0.75	$1.46	$1.46	$4.31	$4.03
Diluted earnings per share	0.99	0.90	1.03	0.92	0.82	0.74	1.45	1.45	4.28	4.00
Dividends declared per share	0.25	0.17	0.30	0.25	0.30	0.25	0.30	0.25	1.15	0.92
Closing common stock price:
High	55.39	58.05	51.81	57.13	55.56	55.05	54.75	60.77	55.56	60.77
Low	49.10	48.64	46.33	49.00	46.44	50.72	48.51	53.48	46.33	48.64

Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Household essentials	26%	26%	26%	26%	26%	26%	21%	20%	25%	24%
Hardlines	17	18	16	17	15	16	26	27	19	20
Apparel and accessories	20	20	21	21	20	21	18	18	19	20
Food and pet supplies	20	18	18	16	20	18	17	16	19	17
Home furnishings and décor	17	18	19	20	19	19	18	19	18	19

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)
As a percentage of sales.

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

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 30, 2012. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information—Business Ethics and Conduct, and General Information About the Board of Directors and Corporate Governance—Committees, of Target's Proxy Statement to be filed on or about April 30, 2012, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

        Executive Compensation and Director Compensation, of Target's Proxy Statement to be filed on or about April 30, 2012, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Beneficial Ownership of Certain Shareholders and Equity Compensation Plan Information, of Target's Proxy Statement to be filed on or about April 30, 2012, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Certain Relationships and General Information About the Board of Directors and Corporate Governance—Director Independence, of Target's Proxy Statement to be filed on or about April 30, 2012, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Audit and Non-audit Fees, of Target's Proxy Statement to be filed on or about April 30, 2012, are incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following information required under this item is filed as part of this report:

a)
Financial Statements

Consolidated Statements of Operations for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Financial Position at January 28, 2012 and January 29, 2011
Consolidated Statements of Cash Flows for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010
Consolidated Statements of Shareholders' Investment for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

        Financial Statement Schedules

        For the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010:

                II – Valuation and Qualifying Accounts

        Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(2)A	†	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (1)
B	‡	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (2)
B		By-Laws (as amended through September 9, 2009) (3)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (4)
B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (5)
C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (6)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (7)
C	*	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011) (8)
D	*	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011) (9)
E	*	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011) (10)
F	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (11)

G	*	Target Corporation Officer EDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011) (12)
H	*	Amended and Restated Deferred Compensation Plan Directors (13)
I	*	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011) (14)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011) (15)
K	*	Target Corporation Executive Excess Long Term Disability Plan (16)
L	*	Director Retirement Program (17)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (18)
N	*	Agreement between Target Corporation, Target Enterprise, Inc. and Troy Risch (19)
O		Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (20)
P		Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (21)
Q		Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association) (22)
R		Amendment No. 2 dated as of January 31, 2011 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association) (23)
S		Amendment No. 3 dated as of January 26, 2012 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)
T	*	Target Corporation 2011 Long-Term Incentive Plan (24)
U	*	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (25)
V	*	Form of Executive Non-Qualified Stock Option Agreement (26)
W	*	Form of Executive Restricted Stock Unit Agreement (27)
X	*	Form of Executive Performance Share Unit Agreement
Y	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (28)
Z	*	Form of Non-Employee Director Restricted Stock Unit Agreement (29)
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

        Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

†
Excludes the Disclosure Letter and Schedule A referred to in the agreement, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.
‡
Excludes Exhibits A and B referred to in the agreement, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.
*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)
Incorporated by reference to Exhibit (2)A to Target's Form 10-Q Report for the quarter ended October 29, 2011.
(2)
Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
(3)
Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed September 10, 2009.
(4)
Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.
(5)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(6)
Incorporated by reference to Appendix B to the Registrant's Proxy Statement filed April 9, 2007.
(7)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(8)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(9)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(10)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(11)
Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(12)
Incorporated by reference to Exhibit (10)G to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(13)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(14)
Incorporated by reference to Exhibit (10)I to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(15)
Incorporated by reference to Exhibit (10)J to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(16)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(17)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(18)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(19)
Incorporated by reference to Exhibit (10)N to Target's Form 10-K Report for the year ended January 29, 2011.
(20)
Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2011.
(21)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(22)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended August 2, 2008.
(23)
Incorporated by reference to Exhibit (10)X to Target's Form 10-K Report for the year ended January 29, 2011.
(24)
Incorporated by reference to Appendix A to Target's Proxy Statement filed April 28, 2011.
(25)
Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(26)
Incorporated by reference to Exhibit (10)BB to Target's Form 8-K Report filed January 11, 2012.
(27)
Incorporated by reference to Exhibit (10)CC to Target's Form 8-K Report filed January 11, 2012.
(28)
Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.
(29)
Incorporated by reference to Exhibit (10)FF to Target's Form 8-K Report filed January 11, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 15, 2012		Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 15, 2012	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 15, 2012	Douglas A. Scovanner Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN CALVIN DARDEN MARY N. DILLON JAMES A. JOHNSON MARY E. MINNICK ANNE M. MULCAHY	DERICA W. RICE STEPHEN W. SANGER JOHN G. STUMPF SOLOMON D. TRUJILLO	Directors

        Douglas A. Scovanner, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 15, 2012		Douglas A. Scovanner Attorney-in-fact

TARGET CORPORATION
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2011, 2010 and 2009

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2011	$690	154	(414)	$430
2010	$1,016	528	(854)	$690
2009	$1,010	1,185	(1,179)	$1,016

Sales returns reserves (a):
2011	$38	1,238	(1,238)	$38
2010	$41	1,146	(1,149)	$38
2009	$29	1,118	(1,106)	$41

(a)
These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $98 million, $97 million and $99 million for 2011, 2010 and 2009, respectively.

Exhibit Index

Exhibit	Description	Manner of Filing

(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)B	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Filed Electronically
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)	Incorporated by Reference
(4)C	Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.	Filed Electronically
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)E	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)H	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference
(10)I	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)K	Target Corporation Executive Excess Long Term Disability Plan	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference
(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Agreement between Target Corporation, Target Enterprise, Inc. and Troy Risch	Incorporated by Reference
(10)O	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference

Exhibit	Description	Manner of Filing

(10)P	Amended and Restated Pooling and Servicing Agreement dated as of April 28, 2000 among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank), and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(10)Q	Amendment No. 1 dated as of August 22, 2001 to Amended and Restated Pooling and Servicing Agreement among Target Receivables Corporation, Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association)	Incorporated by Reference
(10)R	Amendment No. 2 dated as of January 31, 2011 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)	Incorporated by Reference
(10)S	Amendment No. 3 dated as of January 26, 2012 to Amended and Restated Pooling and Servicing Agreement among Target Receivables LLC (formerly known as Target Receivables Corporation), Target National Bank (formerly known as Retailers National Bank) and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association)	Filed Electronically
(10)T	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)U	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)V	Form of Executive Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)W	Form of Executive Restricted Stock Unit Agreement	Incorporated by Reference
(10)X	Form of Executive Performance Share Unit Agreement	Filed Electronically
(10)Y	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)Z	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by Reference
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically