Form 10-Q
period 2012-04-28
TARGET CORP
filed 2012-05-23
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 18, 2012 were 661,205,822.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
	April 28,	April 30,
(millions, except per share data) (unaudited)	2012	2011
Sales	$16,537	$15,580
Credit card revenues	330	355
Total revenues	16,867	15,935
Cost of sales	11,541	10,838
Selling, general and administrative expenses	3,392	3,233
Credit card expenses	120	88
Depreciation and amortization	529	512
Earnings before interest expense and income taxes	1,285	1,264
Net interest expense	184	183
Earnings before income taxes	1,101	1,081
Provision for income taxes	404	392
Net earnings	$697	$689
Basic earnings per share	$1.05	$0.99
Diluted earnings per share	$1.04	$0.99
Weighted average common shares outstanding
Basic	666	693
Diluted	672	697

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
	April 28,	April 30,
(millions) (unaudited)	2012	2011
Net earnings	$697	$689
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $9 and $5	14	9
Currency translation adjustment and cash flow hedges, net of taxes of $17 and $1	26	2
Other comprehensive income	40	11
Comprehensive income	$737	$700

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	April 28,	January 28,	April 30,
(millions)	2012	2012	2011
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $18, $194 and $872	$675	$794	$1,424
Credit card receivables, net of allowance of $395, $430 and $565	5,548	5,927	5,721
Inventory	7,670	7,918	7,696
Other current assets	1,698	1,810	1,527
Total current assets	15,591	16,449	16,368
Property and equipment
Land	6,136	6,122	5,989
Buildings and improvements	27,037	26,837	23,197
Fixtures and equipment	4,979	5,141	4,691
Computer hardware and software	2,275	2,468	2,270
Construction-in-progress	1,232	963	837
Accumulated depreciation	(12,151)	(12,382)	(11,336)
Property and equipment, net	29,508	29,149	25,648
Other noncurrent assets	1,076	1,032	980
Total assets	$46,175	$46,630	$42,996
Liabilities and shareholders’ investment
Accounts payable	$6,292	$6,857	$6,296
Accrued and other current liabilities	3,671	3,644	3,229
Unsecured debt and other borrowings	2,483	3,036	1,124
Nonrecourse debt collateralized by credit card receivables	—	750	189
Total current liabilities	12,446	14,287	10,838
Unsecured debt and other borrowings	13,467	13,447	10,640
Nonrecourse debt collateralized by credit card receivables	1,500	250	3,776
Deferred income taxes	1,209	1,191	916
Other noncurrent liabilities	1,690	1,634	1,596
Total noncurrent liabilities	17,866	16,522	16,928
Shareholders’ investment
Common stock	55	56	57
Additional paid-in capital	3,595	3,487	3,345
Retained earnings	12,854	12,959	12,398
Accumulated other comprehensive loss
Pension and other benefit liabilities	(610)	(624)	(532)
Currency translation adjustment and cash flow hedges	(31)	(57)	(38)
Total shareholders’ investment	15,863	15,821	15,230
Total liabilities and shareholders’ investment	$46,175	$46,630	$42,996
Common shares outstanding	661	669	689

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
	April 28,	April 30,
(millions) (unaudited)	2012	2011
Operating activities
Net earnings	$697	$689
Reconciliation to cash flow
Depreciation and amortization	529	512
Share-based compensation expense	25	21
Deferred income taxes	7	100
Bad debt expense	52	12
Non-cash (gains)/losses and other, net	2	19
Changes in operating accounts:
Accounts receivable originated at Target	142	149
Inventory	248	(99)
Other current assets	88	84
Other noncurrent assets	(3)	14
Accounts payable	(566)	(330)
Accrued and other current liabilities	28	(103)
Other noncurrent liabilities	58	(16)
Cash flow provided by operations	1,307	1,052
Investing activities
Expenditures for property and equipment	(829)	(632)
Proceeds from disposal of property and equipment	1	1
Change in accounts receivable originated at third parties	185	271
Other investments	(16)	(10)
Cash flow required for investing activities	(659)	(370)
Financing activities
Additions to short-term debt	450	—
Additions to long-term debt	500	—
Reductions of long-term debt	(1,005)	—
Dividends paid	(201)	(174)
Repurchase of stock	(592)	(812)
Stock option exercises and related tax benefit	82	16
Other	(2)	—
Cash flow required for financing activities	(768)	(970)
Effect of exchange rate changes on cash and cash equivalents	1	—
Net decrease in cash and cash equivalents	(119)	(288)
Cash and cash equivalents at beginning of period	794	1,712
Cash and cash equivalents at end of period	$675	$1,424

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except footnotes)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 29, 2011	704	$59	$3,311	$12,698	$(581)	$15,487
Net earnings	—	—	—	2,929	—	2,929
Other comprehensive loss	—	—	—	—	(100)	(100)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(37)	(3)	—	(1,891)	—	(1,894)
Stock options and awards	2	—	176	—	—	176
January 28, 2012	669	$56	$3,487	$12,959	$(681)	$15,821
(unaudited)
Net earnings	—	—	—	697	—	697
Other comprehensive income	—	—	—	—	40	40
Dividends declared	—	—	—	(199)	—	(199)
Repurchase of stock	(10)	(1)	—	(603)	—	(604)
Stock options and awards	2	—	108	—	—	108
April 28, 2012	661	$55	$3,595	$12,854	$(641)	$15,863

Dividends declared per share were $0.30 and $0.25 for the three months ended April 28, 2012 and April 30, 2011, respectively. For the fiscal year ended January 28, 2012, dividends declared per share were $1.15.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2011 Form 10-K for Target Corporation (Target or the Corporation). The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. See the notes in our Form 10-K for the fiscal year ended January 28, 2012, for those policies. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

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

Earnings Per Share	Three Months Ended
	April 28,	April 30,
(millions, except per share data)	2012	2011
Net earnings	$697	$689
Basic weighted average common shares outstanding	666	693
Dilutive impact of share-based awards(a)	6	4
Dilutive weighted average common shares outstanding	672	697
Basic earnings per share	$1.05	$0.99
Dilutive earnings per share	$1.04	$0.99

(a) Excludes 12 million and 15 million share-based awards for the three months ended April 28, 2012 and April 30, 2011, respectively, because their effects were antidilutive.

3. Fair Value Measurements

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis
	Fair Value at April 28, 2012			Fair Value at January 28, 2012			Fair Value at April 30, 2011
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$18	$—	$—	$194	$—	$—	$872	$—	$—
Other current assets
Interest rate swaps(a)	—	15	—	—	20	—	—	—	—
Prepaid forward contracts	74	—	—	69	—	—	65	—	—
Other noncurrent assets
Interest rate swaps(a)	—	104	—	—	114	—	—	132	—
Company-owned life
insurance investments(b)	—	372	—	—	371	—	—	370	—
Total	$92	$491	$—	$263	$505	$—	$937	$502	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$5	$—	$—	$7	$—	$—	$—	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	65	—	—	69	—	—	54	—
Total	$—	$70	$—	$—	$76	$—	$—	$54	$—

(a) There was one interest rate swap designated as an accounting hedge at April 28, 2012 and January 28, 2012, and none at April 30, 2011. See Note 7 for additional information on interest rate swaps.

(b) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $677 million at April 28, 2012, $669 million at January 28, 2012 and $648 million at April 30, 2011.

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

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Statements of Financial Position. The fair value of marketable securities is determined using available market prices at the reporting date and would be classified in Level 1. The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified in Level 2.

Financial Instruments Not Measured at Fair Value	April 28, 2012		January 28, 2012		April 30, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$43	$43	$35	$35	$24	$24
Other noncurrent assets
Marketable securities(a)	2	2	6	6	2	2
Total	$45	$45	$41	$41	$26	$26
Financial liabilities
Total debt(b)	$15,630	$18,057	$15,680	$18,142	$15,251	$16,859
Total	$15,630	$18,057	$15,680	$18,142	$15,251	$16,859

(a)  Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b) Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings excluding unamortized swap valuation adjustments and capital lease obligations.

Based on various inputs and assumptions, including discussions with third parties in the context of our intended sale, we believe the gross balance of our credit card receivables approximates fair value at April 28, 2012. The carrying amounts of accounts payable and certain accrued and other current liabilities also approximate fair value at April 28, 2012.

4. Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of financing receivables. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	April 28, 2012		January 28, 2012		April 30, 2011
		Percent of		Percent of		Percent of
(millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,488	92.4%	$5,791	91.1%	$5,749	91.5%
1-29 days past due	221	3.7	260	4.1	227	3.6
30-59 days past due	74	1.2	97	1.5	100	1.6
60-89 days past due	45	0.8	62	1.0	59	0.9
90+ days past due	115	1.9	147	2.3	151	2.4
Period-end gross credit card receivables	$5,943	100%	$6,357	100%	$6,286	100%

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

Allowance for Doubtful Accounts	Three Months Ended
	April 28,	April 30,
(millions)	2012	2011
Allowance at beginning of period	$430	$690
Bad debt expense	52	12
Write-offs(a)	(127)	(184)
Recoveries(a)	40	47
Allowance at end of period	$395	$565

(a) Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period collections on previously written-off balances. These amounts combined represent net write-offs.

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

Receivables Credit Quality	April 28, 2012		January 28, 2012		April 30, 2011
		Percent of		Percent of		Percent of
(millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Nondelinquent accounts
FICO score of 700 or above	$2,810	47.3%	$2,882	45.4%	$2,771	44.1%
FICO score of 600 to 699	2,329	39.2	2,463	38.7	2,503	39.8
FICO score below 600	570	9.6	706	11.1	702	11.2
Total nondelinquent accounts	5,709	96.1	6,051	95.2	5,976	95.1
Delinquent accounts (30+ days past due)	234	3.9	306	4.8	310	4.9
Period-end gross credit card receivables	$5,943	100%	$6,357	100%	$6,286	100%

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

Troubled Debt Restructurings	Three Months Ended
	April 28,	April 30,
(dollars in millions, contracts in thousands)	2012	2011
Average receivables	$257	$376
Finance charges	$4	$6
Troubled Debt Restructurings Defaulted During the Period(a)
Number of contracts	3	7
Amount defaulted(b)	$9	$24

(a) Includes loans modified within the twelve months prior to each respective period end.

(b) Represents account balance at the time of default. We define default as not paying the full fixed payment amount for two consecutive billing cycles.

Receivables in cardholder payment plans that meet the definition of a TDR are treated consistently with other receivables in determining our allowance for doubtful accounts. Accounts that complete their assigned payment plan are no longer considered TDRs. As of April 28, 2012 and April 30, 2011 there were 109 thousand and 141 thousand modified contracts with outstanding receivables of $247 million and $365 million, respectively. Payments received on troubled debt restructurings are first applied to finance charges and fees, then to the unpaid principal balance.

Funding for Credit Card Receivables

As a method of providing funding for our credit card receivables, we sell, on an ongoing basis, all of our consumer credit card receivables to Target Receivables LLC (TR LLC), a wholly owned, bankruptcy remote subsidiary. TR LLC then transfers the receivables to the Target Credit Card Master Trust (the Trust), which from time to time will sell debt securities to third parties, either directly or through a related trust. These debt securities represent undivided interests in the Trust assets. TR LLC uses the proceeds from the sale of debt securities and its share of collections on the receivables to pay the purchase price of the receivables to the Corporation.

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

Securitized Borrowings	April 28, 2012		January 28, 2012		April 30, 2011
(millions)	Debt Balance	Collateral	Debt Balance	Collateral	Debt Balance	Collateral
2008 Series	$—	$—	$—	$—	$2,965	$3,061
2006/2007 Series	1,500	1,899	1,000	1,266	1,000	1,266
Total	$1,500	$1,899	$1,000	$1,266	$3,965	$4,327

In March 2012 we amended the 2006/2007 Series Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. Parties who hold the Variable Funding Certificate receive interest at a variable short-term market rate.

5. Commitments and Contingencies

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

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended
	April 28,	April 30,
(millions)	2012	2011
Maximum daily amount outstanding during the period	$605	$—
Average daily amount outstanding during the period	162	—
Amount outstanding at period-end	450	—
Weighted average interest rate	0.15%	—

7. Derivative Financial Instruments

Historically our derivative instruments have primarily consisted of interest rate swaps, which are used to mitigate interest rate risk. We have counterparty credit risk with large global financial institutions resulting from our derivative instruments. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 3 for a description of the fair value measurement of our derivative instruments.

As of April 28, 2012, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three months ended April 28, 2012. There were no derivative instruments designated as accounting hedges as of April 30, 2011.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Consolidated Results of Operations		Three Months Ended
(millions)		April 28,	April 30,
Type of Contract	Classification of Income/(Expense)	2012	2011
Interest rate swaps	Net interest expense	$10	$11

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $102 million, $111 million and $142 million, at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

8. Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

At April 28, 2012, foreign net operating loss carryforwards of approximately $255 million (resulting in a $66 million deferred tax asset) are available to offset future income. These carryforwards expire in 2032 and are expected to be fully utilized prior to expiration.

It is reasonably possible that the amount of our unrecognized tax benefits will significantly increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

9. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. During the first quarter of 2012, we completed a $10 billion share repurchase program that was authorized by our Board of Directors in November 2007.

Share Repurchases	Three Months Ended
	April 28,	April 30,
(millions, except per share data)	2012	2011
Total number of shares purchased	10.5	15.4
Average price paid per share	$57.31	$53.32
Total investment	$604	$819

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlment of Prepaid Forward Contracts(a)	Three Months Ended
	April 28,	April 30,
(millions)	2012	2011
Total number of shares purchased	0.2	0.1
Total cash investment	$12	$7
Aggregate market value(b)	$12	$7

(a) These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 10.

(b)  At their respective settlement dates.

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

Net Pension and Postretirement	Pension Benefits		Postretirement Health Care Benefits
Health Care Benefits Expense	Three Months Ended		Three Months Ended
	April 28,	April 30,	April 28,	April 30,
(millions)	2012	2011	2012	2011
Service cost benefits earned during the period	$30	$29	$2	$2
Interest cost on projected benefit obligation	36	34	2	1
Expected return on assets	(55)	(51)	—	—
Amortization of losses	25	16	1	1
Amortization of prior service cost	—	(1)	(3)	(2)
Total	$36	$27	$2	$2

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $11 million and $(7) million during the three months ended April 28, 2012 and April 30, 2011, respectively. For the three months ended April 28, 2012 and April 30, 2011, we invested $7 million and $16 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 9. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock		Contractual
	Number of	Price Paid	Contractual	Total Cash
(millions, except per share data)	Shares	per Share	Fair Value	Investment
April 30, 2011	1.3	$45.12	$65	$60
January 28, 2012	1.4	44.21	69	61
April 28, 2012	1.3	45.56	74	58

11. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended April 28, 2012				Three Months Ended April 30, 2011
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$16,537	$330	$—	$16,867	$15,580	$355	$—	$15,935
Cost of sales	11,541	—	—	11,541	10,838	—	—	10,838
Bad debt expense(a)	—	52	—	52	—	12	—	12
Selling, general and administrative/ Operations and marketing	3,293	133	34	3,460	3,173	125	11	3,309
expenses(a), (b)
Depreciation and amortization	504	4	21	529	507	5	—	512
Earnings/(loss) before interest expense and income taxes	1,199	141	(55)	1,285	1,062	213	(11)	1,264
Interest expense on nonrecourse debt collateralized by credit card receivables(c)	—	2	—	2	—	19	—	19
Segment profit/(loss)	$1,199	$139	$(55)	$1,283	$1,062	$194	$(11)	$1,245
Unallocated (income) and expenses:
Other net interest expense(c)				182				164
Earnings before income taxes				$1,101				$1,081

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a) The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b) Loyalty program charges were $65 million and $49 million for the three months ended April 28, 2012 and April 30, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(c) The combination of interest expense on nonrecourse debt collateralized by credit card receivables and other net interest expense represent net interest expense on the Consolidated Statements of Operations.

Total Assets by Segment	April 28,	January 28,	April 30,
(millions)	2012	2012	2011
U.S. Retail	$36,841	$37,108	$37,032
U.S. Credit Card	5,756	6,135	5,934
Canadian	3,578	3,387	30
Total	$46,175	$46,630	$42,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $16,867 million for the three months ended April 28, 2012, an increase of $932 million or 5.9 percent from the same period in the prior year. Consolidated earnings before interest expense and income taxes for first quarter 2012 increased by $21 million or 1.6 percent over first quarter 2011 to $1,285 million. Cash flow provided by operations was $1,307 million and $1,052 million for the three months ended April 28, 2012 and April 30, 2011, respectively. Diluted earnings per share in the first quarter increased 5.0 percent to $1.04 from $0.99 in the same period a year ago. Adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 11.5 percent to $1.11 in first quarter 2012 from $0.99 in the same period a year ago.

Earnings Per Share	Three Months Ended
	April 28	,	April 30	,
	2012		2011		Change
GAAP diluted earnings per share	$1.04		$0.99		5.0%
Adjustments(a)	0.07		—
Adjusted diluted earnings per share	$1.11		$0.99		11.5%

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 20.

(a) Adjustments represent the diluted EPS impact of our planned 2013 Canadian market entry and the favorable resolution of various income tax matters.

Our financial results for the first quarter of 2012 in our U.S. Retail Segment reflect increased sales of 6.1 percent over the same period last year due to a 5.3 percent comparable-store increase combined with the contribution from new stores. In first quarter 2012 we experienced U.S. Retail Segment EBITDA and EBIT margin rate improvements compared to first quarter 2011, driven by strong year-over-year sales growth resulting in leverage on selling, general and administrative (SG&A) expenses.

In the U.S. Credit Card Segment, we experienced a decrease in segment profit due to annualizing over a significant reserve reduction in the prior year and a smaller portfolio resulting in lower finance charge revenue, partially offset by lower interest expense.

During the three months ended April 28, 2012, loss before interest expense and income taxes in our Canadian Segment totaled $55 million, comprised of start-up costs and depreciation, compared to $11 million during the three months ended April 30, 2011.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended
	April 28	,	April 30	,	Percent
(millions)	2012		2011		Change
Sales	$16,537		$15,580		6.1%
Cost of sales	11,541		10,838		6.5
Gross margin	4,996		4,742		5.4
SG&A expenses(a)	3,293		3,173		3.8
EBITDA	1,703		1,569		8.5
Depreciation and amortization	504		507		(0.7)
EBIT	$1,199		$1,062		12.9%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

Note: See Note 11 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

(a) Loyalty program charges were $65 million and $49 million for the three months ended April 28, 2012 and April 30, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	Three Months Ended
	April 28,	April 30,
	2012	2011
Gross margin rate	30.2%	30.4%
SG&A expense rate	19.9	20.4
EBITDA margin rate	10.3	10.1
Depreciation and amortization expense rate	3.0	3.3
EBIT margin rate	7.3	6.8

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended January 28, 2012 for a description of our product categories.

Sales by Product Category	Three Months Ended
	April 28,	April 30,
	2012	2011
Household essentials	26%	26%
Hardlines	16	17
Apparel and accessories	20	20
Food and pet supplies	21	20
Home furnishings and décor	17	17
Total	100%	100%

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

Comparable-store sales do not include:

•                          sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                          sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended
	April 28,	April 30,
	2012	2011
Comparable-store sales change	5.3%	2.0%
Drivers of change in comparable-store sales:
Number of transactions	2.0	0.4
Average transaction amount	3.2	1.6
Units per transaction	0.6	4.4
Selling price per unit	2.6	(2.6)

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

REDcard Penetration	Three Months Ended
	April 28,	April 30,
	2012	2011
Target Credit Cards	7.1%	5.9%
Target Debit Card	4.5	1.7
Total Store REDcard Penetration	11.6%	7.6%

Gross Margin Rate

For the three months ended April 28, 2012, our gross margin rate was 30.2 percent, decreasing from 30.4 percent in the comparable period last year, reflecting downward pressure from our integrated growth strategies of 5% REDcard Rewards and remodel program, partially offset by a beneficial mix of higher-margin sales and underlying rate improvements within categories.

Selling, General and Administrative Expense Rate

For the three months ended April 28, 2012, the SG&A expense rate was 19.9 percent, a decrease from 20.4 percent in the same period last year. Approximately half of this improvement is due to store hourly payroll expense improvements, and the remainder was spread across several other areas.

SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

Depreciation and Amortization Expense Rate

For the three months ended April 28, 2012, our depreciation and amortization expense rate was 3.0 percent, compared with 3.3 percent last year. This decrease is due to strong year-over-year sales growth creating leverage on stable depreciation and amortization expenses.

Store Data

During the three months ended April 28, 2012, we opened 3 new stores (one net of one relocation and one closure). During the three months ended April 30, 2011, we opened 6 new stores (5 net of one relocation). During the first quarter of 2012, we remodeled 114 stores under our current store remodel program, compared with 83 in the comparable prior year period.

Number of Stores and Retail Square Feet	Number of Stores						Retail Square Feet(a)
	April 28	,	January 28	,	April 30	,	April 28	,	January 28	,	April 30	,
	2012		2012		2011		2012		2012		2011
Target general merchandise stores	521		637		953		62,464		76,999		116,462
Expanded food assortment stores	992		875		550		128,885		114,219		73,253
SuperTarget stores	251		251		252		44,503		44,503		44,681
Total	1,764		1,763		1,755		235,852		235,721		234,396

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

U.S Credit Card Segment Results	Three Months Ended		Three Months Ended
	April 28, 2012		April 30, 2011
		Annualized		Annualized
(millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$ 271	17.8%	$ 292	18.1%
Late fees and other revenue	40	2.6	42	2.6
Third party-merchant fees	19	1.3	21	1.3
Total revenue	330	21.7	355	22.0
Bad debt expense	52	3.4	12	0.8
Operations and marketing expenses(a)	133	8.8	125	7.8
Depreciation and amortization	4	0.2	5	0.3
Total expenses	189	12.4	142	8.8
EBIT	141	9.3	213	13.2
Interest expense on nonrecourse debt collateralized by credit card receivables	2		19
Segment profit	$ 139		$ 194
Average receivables funded by Target(b)	$ 4,886		$ 2,504
Segment pretax ROIC(c)	11.4%		30.9%

Note: See Note 11 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a) See footnote (a) to our U.S. Retail Segment Results table on page 14 for an explanation of our loyalty program charges.

(b) Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $1,187 million for the three months ended April 28, 2012, and $3,959 million for the three months ended April 30, 2011, of average receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate. This measure has decreased significantly, primarily due to our voluntary retirement of our 2008 series securitization in January 2012, increasing the average receivables funded by Target.

(d) As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	April 28, 2012			April 30, 2011
(millions)		Annualized			Annualized
	Amount	Rate		Amount	Rate
EBIT	$ 141	9.3%	(c)	$ 213	13.2%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$ 137	9.1%	(c)	$ 209	13.0%	(c)

(a) Balance-weighted one-month LIBOR.

(b) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt collateralized by credit card receivables is tied to LIBOR.

(c) As an annualized percentage of average gross credit card receivables.

Our primary measure of segment profit is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We analyze this measure of profit in light of the amount of capital we have invested in our credit card receivables. In addition, we measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt collateralized by credit card receivables is tied to LIBOR.

Segment profit for the three months ended April 28, 2012 decreased to $139 million from $194 million for the three months ended April 30, 2011. Spread to LIBOR for the quarter was 9.1 percent or $137 million, down from 13.0 percent or $209 million a year ago. Segment revenues for the three months ended April 28, 2012 were $330 million, a decrease of $25 million, or 7.1 percent, from the same period in the prior year. The decrease was primarily driven by lower average receivables resulting in reduced finance charge revenue. Segment expenses were $189 million for the three months ended April 28, 2012, an increase of $47 million, or 32.6 percent, from the comparable prior year period driven by higher bad debt expense primarily attributable to annualizing over a significant reduction in the reserve in the prior year. Segment interest expense on nonrecourse debt for the three months ended April 28, 2012 declined by $17 million from last year, due to a decrease in nonrecourse debt collateralized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended
	April 28,	April 30,
(millions)	2012	2011
Beginning gross credit card receivables	$ 6,357	$ 6,843
Charges at Target	1,288	1,002
Charges at third parties	1,139	1,251
Payments	(3,060)	(3,001)
Other	219	191
Period-end gross credit card receivables	$ 5,943	$ 6,286
Average gross credit card receivables	$ 6,073	$ 6,463
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	2.7%	3.3%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	1.9%	2.4%

Allowance for Doubtful Accounts	Three Months Ended
	April 28,	April 30,
(millions)	2012	2011
Allowance at beginning of period	$ 430	$ 690
Bad debt expense	52	12
Write-offs(a)	(127)	(184)
Recoveries(a)	40	47
Allowance at end of period	$ 395	$ 565
As a percentage of period-end gross credit card receivables	6.6%	9.0%
Net write-offs as an annualized percentage of average gross credit card receivables	5.7%	8.5%

(a) Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period collections on previously written-off balances. These amounts combined represent net write-offs.

Period-end and average gross credit card receivables have declined because of an increase in payment rates and a decrease in Target Visa Credit Card charges at third parties, partially offset by an increase in charges at Target. The decrease in charges on our credit cards at third parties is primarily due to the fact that we no longer issue new Target Visa accounts.

We intend to pursue the sale of our credit card receivables portfolio and will execute a transaction only if appropriate strategic and financial conditions are met. We will classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our objectives has been agreed upon with a potential buyer.

Canadian Segment

During the three months ended April 28, 2012, start-up costs totaled $34 million, compared with $11 million in the comparable prior-year period, and primarily consisted of compensation, benefits and third-party service expenses. Additionally, we recorded $21 million in depreciation for the three months ended April 28, 2012, related to capital lease assets and leasehold interests.

Other Performance Factors

Net Interest Expense

Net interest expense for the three months ended April 28, 2012 was $184 million, including $20 million of interest on capitalized leases related to our Canadian market entry. For the three months ended April 30, 2011, net interest expense was $183 million.

Provision for Income Taxes

Our effective income tax rate for the three months ended April 28, 2012 was 36.7 percent, up from 36.3 percent for the three months ended April 30, 2011. This change is primarily due to increased losses in our Canadian Segment, which are taxed at lower rates than our U.S. earnings, slightly offset by tax benefits related to other foreign earnings.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Our segment measure of profit is used by management to evaluate the return we are achieving on our investment and to make operating decisions. To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our planned 2013 Canadian market entry and favorable resolution of various income tax matters. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures
		U.S.
	U.S.	Credit	Total				Consolidated
(millions, except per share data)	Retail	Card	U.S.	Canadian	Other		GAAP Total
Three Months Ended April 28, 2012
Segment profit	$1,199	$139	$1,338	$(55)	$—		$1,283
Other net interest expense(a)			162	20	—		182
Earnings before income taxes			1,176	(75)	—		1,101
Provision for income taxes(b)			432	(20)	(8)	(d)	404
Net earnings			$744	$(55)	$8		$697
Diluted earnings per share(c)			$1.11	$(0.08)	$0.01		$1.04
Three Months Ended April 30, 2011
Segment profit	$1,062	$194	$1,256	$(11)	$—		$1,245
Other net interest expense(a)			164	—	—		164
Earnings before income taxes			1,092	(11)	—		1,081
Provision for income taxes(b)			400	(3)	(5)	(d)	392
Net earnings			$692	$(8)	$5		$689
Diluted earnings per share(c)			$0.99	$(0.01)	$0.01		$0.99

Note: A non-GAAP financial measures summary is provided on page 14. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a) Represents interest expense, net of interest income, not included in U.S. Credit Card segment profit.  For the three months ended April 28, 2012, U.S. Credit Card segment profit included $2 million of interest expense on nonrecourse debt collateralized by credit card receivables, compared with $19 million in the respective prior year period. These amounts, along with other net interest expense, equal consolidated GAAP net interest expense.

(b) Taxes are allocated to our business segments based on estimated income tax rates applicable to the operations of the segment for the period.

(c) Weighted average diluted shares outstanding were 672 million for the three months ended April 28, 2012, and 697 million for the three months ended April 30, 2011.

(d) Represents the effect of resolution of income tax matters.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $675 million compared with $1,424 million for the same period in 2011. Short-term investments (highly liquid investments with an original maturity of three months or less from the time of purchase) of $18 million and $872 million were included in cash and cash equivalents at the end of first quarter 2012 and 2011, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Operations during the first three months of 2012 were funded by both internally and externally generated funds. Cash flow provided by operations was $1,307 million for the three months ended April 28, 2012 compared with $1,052 million for the same period in 2011. In first quarter 2012 we amended the 2006/2007 Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. During the first quarter of 2012, we issued commercial paper, of which, $450 million was outstanding as of April 28, 2012. This cash flow, combined with our prior year-end cash position, allowed us to pay current debt maturities, fund capital expenditures, pay dividends and continue purchases under our share repurchase program.

Our period-end gross credit card receivables were $5,943 million at April 28, 2012 compared with $6,286 million at April 30, 2011, a decrease of 5.4 percent. Average gross credit card receivables during the three months ended April 28, 2012 decreased 6.0 percent compared with the three months ended April 30, 2011. This change was driven by the factors indicated in the U.S. Credit Card Segment section above.

As of April 28, 2012, $1,500 million of our credit card receivables portfolio was funded by third parties. We intend to pursue a sale of our credit card receivables portfolio, which would provide additional liquidity.

During the three months ended April 28, 2012, we completed the $10 billion share repurchase program authorized by our Board of Directors in November 2007, and we began repurchasing shares under the $5 billion program authorized by our Board of Directors in January 2012. Under these programs, we repurchased 10.5 million shares of our common stock for a total investment of $604 million ($57.31 per share) during the quarter. During the three months ended April 30, 2011, we repurchased 15.4 million shares of our common stock for $819 million ($53.32 per share).

We paid dividends totaling $201 million for the three months ended April 28, 2012, and $174 million during the three months ended April 30, 2011, an increase of 15.5 percent. We declared dividends totaling $199 million ($0.30 per share) in first quarter 2012, an increase of 15.1 percent over the $172 million ($0.25 per share) of declared dividends during the first quarter of 2011. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of April 28, 2012 our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit rating will remain the same as described above.

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 6.0x for the first three months of both 2012 and 2011.

An additional source of liquidity is available to us through a committed $2.25 billion revolving credit facility obtained through a group of banks in October 2011, which will expire in October 2016. This revolving credit facility replaced a previously held $2 billion revolving credit facility. No balances were outstanding at any time during the first quarter of 2012 or 2011under either facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at April 28, 2012, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program throughout 2012, and we continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 28, 2012 was disclosed in our 2011 10-K. During the three months ended April 28, 2012, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Credit Card Segment, aggregate portfolio risks and the level of, the allowance for doubtful accounts, and the pursuit and timing of a portfolio sale; for our Canadian Segment, our performance and timing of our entry into Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the adequacy of our reserves for claims and litigation, the expected outcome of claims and litigation, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 28, 2012, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 28, 2012.

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

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended April 28, 2012, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In first quarter 2012, we completed a $10 billion share repurchase program authorized by our Board of Directors in November of 2007 and began repurchasing shares under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. Since the inception of our current share repurchase program, we have repurchased 5.6 million shares of our common stock, for a total cash investment of $325 million ($57.78 average price per share).

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)(b)	per Share(a)	Programs(a)	Program
January 29, 2012 through February 25, 2012	57,485	$49.95	188,665,159	$5,275,700,474
February 26, 2012 through March 31, 2012	8,094,599	57.37	196,529,098	4,824,573,140
April 1, 2012 through April 28, 2012	2,615,796	57.30	199,144,894	4,674,682,561
	10,767,880	$57.31	199,144,894	$4,674,682,561

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended April 28, 2012, 0.2 million shares were reacquired through these contracts. At April 28, 2012, we held asset positions in prepaid forward contracts for 1.3 million shares of our common stock, for a total cash investment of $58 million, or $45.56 per share.

(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended April 28, 2012, 230,660 shares were reacquired at an average per share price of $58.48 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

TARGET CORPORATION

Dated: May 23, 2012	By:	/s/ John J. Mulligan
John J. Mulligan
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