Form 10-Q
period 2012-07-28
TARGET CORP
filed 2012-08-23
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 20, 2012 were 654,885,290.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions, except per share data) (unaudited)	2012	2011	2012	2011
Sales	$16,451	$15,895	$32,989	$31,475
Credit card revenues	328	345	657	700
Total revenues	16,779	16,240	33,646	32,175
Cost of sales	11,297	10,872	22,838	21,710
Selling, general and administrative expenses	3,588	3,473	6,981	6,705
Credit card expenses	108	86	228	174
Depreciation and amortization	531	509	1,060	1,022
Earnings before interest expense and income taxes	1,255	1,300	2,539	2,564
Net interest expense	184	191	366	374
Earnings before income taxes	1,071	1,109	2,173	2,190
Provision for income taxes	367	405	772	797
Net earnings	$704	$704	$1,401	$1,393
Basic earnings per share	$1.07	$1.03	$2.12	$2.03
Diluted earnings per share	$1.06	$1.03	$2.10	$2.02
Weighted average common shares outstanding
Basic	656.7	680.8	661.5	686.7
Diluted	662.9	685.1	667.6	691.2

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions) (unaudited)	2012	2011	2012	2011
Net earnings	$704	$704	$1,401	$1,393
Other comprehensive (loss)/income, net of tax
Pension and other benefit liabilities, net of taxes of $9, $5, $19 and $11	14	7	28	16
Currency translation adjustment and cash flow hedges, net of taxes of $16, $9, $0 and $10	(25)	15	1	17
Other comprehensive (loss)/income	(11)	22	29	33
Comprehensive income	$693	$726	$1,430	$1,426

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	July 28,	January 28,	July 30,
(millions)	2012	2012	2011
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $830, $194 and $116	$1,442	$794	$890
Credit card receivables, net of allowance of $365, $430 and $480	5,540	5,927	5,722
Inventory	7,733	7,918	7,926
Other current assets	1,700	1,810	1,521
Total current assets	16,415	16,449	16,059
Property and equipment
Land	6,137	6,122	5,999
Buildings and improvements	27,394	26,837	26,092
Fixtures and equipment	5,192	5,141	4,906
Computer hardware and software	2,333	2,468	2,392
Construction-in-progress	1,260	963	571
Accumulated depreciation	(12,542)	(12,382)	(11,587)
Property and equipment, net	29,774	29,149	28,373
Other noncurrent assets	1,136	1,032	1,067
Total assets	$47,325	$46,630	$45,499
Liabilities and shareholders’ investment
Accounts payable	$6,505	$6,857	$6,519
Accrued and other current liabilities	3,539	3,644	3,721
Unsecured debt and other borrowings	2,535	3,036	1,130
Nonrecourse debt collateralized by credit card receivables	750	750	250
Total current liabilities	13,329	14,287	11,620
Unsecured debt and other borrowings	14,479	13,447	12,661
Nonrecourse debt collateralized by credit card receivables	750	250	3,499
Deferred income taxes	1,173	1,191	969
Other noncurrent liabilities	1,697	1,634	1,644
Total noncurrent liabilities	18,099	16,522	18,773
Shareholders’ investment
Common stock	54	56	56
Additional paid-in capital	3,721	3,487	3,385
Retained earnings	12,774	12,959	12,213
Accumulated other comprehensive loss
Pension and other benefit liabilities	(596)	(624)	(525)
Currency translation adjustment and cash flow hedges	(56)	(57)	(23)
Total shareholders’ investment	15,897	15,821	15,106
Total liabilities and shareholders’ investment	$47,325	$46,630	$45,499
Common shares outstanding	653.9	669.3	675.2

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
	July 28,	July 30,
(millions) (unaudited)	2012	2011
Operating activities
Net earnings	$1,401	$1,393
Reconciliation to cash flow
Depreciation and amortization	1,060	1,022
Share-based compensation expense	48	44
Deferred income taxes	(92)	122
Bad debt expense	95	27
Non-cash (gains)/losses and other, net	(1)	62
Changes in operating accounts:
Accounts receivable originated at Target	116	143
Inventory	185	(330)
Other current assets	72	80
Other noncurrent assets	(9)	16
Accounts payable	(352)	(119)
Accrued and other current liabilities	(150)	(129)
Other noncurrent liabilities	98	5
Cash flow provided by operations	2,471	2,336
Investing activities
Expenditures for property and equipment	(1,603)	(2,379)
Proceeds from disposal of property and equipment	18	2
Change in accounts receivable originated at third parties	176	261
Other investments	(18)	(19)
Cash flow required for investing activities	(1,427)	(2,135)
Financing activities
Additions to long-term debt	1,971	1,000
Reductions of long-term debt	(1,011)	(238)
Dividends paid	(399)	(346)
Repurchase of stock	(1,130)	(1,493)
Stock option exercises and related tax benefit	183	34
Other	(16)	20
Cash flow required for financing activities	(402)	(1,023)
Effect of exchange rate changes on cash and cash equivalents	6	—
Net increase (decrease) in cash and cash equivalents	648	(822)
Cash and cash equivalents at beginning of period	794	1,712
Cash and cash equivalents at end of period	$1,442	$890

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except footnotes)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 29, 2011	704.0	$59	$3,311	$12,698	$(581)	$15,487
Net earnings	—	—	—	2,929	—	2,929
Other comprehensive income	—	—	—	—	(100)	(100)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(37.2)	(3)	—	(1,891)	—	(1,894)
Stock options and awards	2.5	—	176	—	—	176
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
(unaudited)
Net earnings	—	—	—	1,401	—	1,401
Other comprehensive income	—	—	—	—	29	29
Dividends declared	—	—	—	(434)	—	(434)
Repurchase of stock	(20.2)	(2)	—	(1,152)	—	(1,154)
Stock options and awards	4.8	—	234	—	—	234
July 28, 2012	653.9	$54	$3,721	$12,774	$(652)	$15,897

Dividends declared per share were $0.36 and $0.30 for the three months ended July 28, 2012 and July 30, 2011, respectively. For the fiscal year ended January 28, 2012, dividends declared per share were $1.15.

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

Earnings Per Share	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions, except per share data)	2012	2011	2012	2011
Net earnings	$704	$704	$1,401	$1,393
Basic weighted average common shares outstanding	656.7	680.8	661.5	686.7
Dilutive impact of share-based awards(a)	6.2	4.3	6.1	4.5
Diluted weighted average common shares outstanding	662.9	685.1	667.6	691.2
Basic earnings per share	$1.07	$1.03	$2.12	$2.03
Diluted earnings per share	$1.06	$1.03	$2.10	$2.02

(a) Excludes 5.8 million and 8.7 million share-based awards for the three and six months ended July 28, 2012, respectively, and 18.5 million and 16.5 million share-based awards for the three and six months ended July 30, 2011, respectively, because their effects were antidilutive.

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

Fair Value Measurements - Recurring Basis
	Fair Value at July 28, 2012			Fair Value at January 28, 2012			Fair Value at July 30, 2011
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$830	$—	$—	$194	$—	$—	$116	$—	$—
Other current assets
Interest rate swaps(a)	—	19	—	—	20	—	—	—	—
Prepaid forward contracts	72	—	—	69	—	—	74	—	—
Other	—	—	—	—	—	—	—	6	—
Other noncurrent assets
Interest rate swaps(a)	—	93	—	—	114	—	—	140	—
Company-owned life
insurance investments(b)	—	386	—	—	371	—	—	366	—
Total	$902	$498	$—	$263	$505	$—	$190	$512	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$7	$—	$—	$7	$—	$—	$—	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	62	—	—	69	—	—	68	—
Total	$—	$69	$—	$—	$76	$—	$—	$68	$—

(a) There was one interest rate swap designated as an accounting hedge in all periods presented. See Note 7 for additional information on interest rate swaps.

(b) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of loans that are secured by some of these policies of $667 million at July 28, 2012, $669 million at January 28, 2012 and $656 million at July 30, 2011.

Position	Valuation Technique
Short-term investments	Carrying value approximates fair value because maturities are less than three months.

Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.

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

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Statements of Financial Position. The fair value of marketable securities is determined using available market prices at the reporting date and would be classified as Level 1. The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as Level 2.

Financial Instruments Not Measured at Fair Value	July 28, 2012		January 28, 2012		July 30, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$32	$32	$35	$35	$23	$23
Other noncurrent assets
Marketable securities(a)	6	6	6	6	—	—
Total	$38	$38	$41	$41	$23	$23
Financial liabilities
Total debt(b)	$16,647	$19,666	$15,680	$18,142	$16,035	$17,931
Total	$16,647	$19,666	$15,680	$18,142	$16,035	$17,931

(a)         Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b)         Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings, excluding unamortized swap valuation adjustments and capital lease obligations.

Based on various inputs and assumptions, including discussions with third parties in the context of our intended sale, we believe the gross balance of our credit card receivables approximates fair value at July 28, 2012. The carrying amounts of accounts payable and certain accrued and other current liabilities also approximate fair value at July 28, 2012.

4. Credit Card Receivables

Credit card receivables are recorded net of an allowance for doubtful accounts and are our only significant class of financing receivables. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	July 28, 2012		January 28, 2012		July 30, 2011
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,439	92.2%	$5,791	91.1%	$5,671	91.4%
1-29 days past due	238	4.0	260	4.1	242	3.9
30-59 days past due	77	1.3	97	1.5	101	1.6
60-89 days past due	48	0.8	62	1.0	60	1.0
90+ days past due	103	1.7	147	2.3	128	2.1
Period-end gross credit card receivables	$5,905	100%	$6,357	100%	$6,202	100%

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

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions)	2012	2011	2012	2011
Allowance at beginning of period	$395	$565	$430	$690
Bad debt expense	43	15	95	27
Write-offs(a)	(105)	(142)	(232)	(326)
Recoveries(a)	32	42	72	89
Allowance at end of period	$365	$480	$365	$480

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

Receivables Credit Quality	July 28, 2012		January 28, 2012		July 30, 2011
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Nondelinquent accounts
FICO score of 700 or above	$2,854	48.3%	$2,882	45.4%	$2,786	44.9%
FICO score of 600 to 699	2,251	38.1	2,463	38.7	2,500	40.3
FICO score below 600	572	9.7	706	11.1	627	10.1
Total nondelinquent accounts	5,677	96.1	6,051	95.2	5,913	95.3
Delinquent accounts (30+ days past due)	228	3.9	306	4.8	289	4.7
Period-end gross credit card receivables	$5,905	100%	$6,357	100%	$6,202	100%

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

Troubled Debt Restructurings	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(dollars in millions, contracts in thousands)	2012	2011	2012	2011
Average receivables	$232	$344	$245	$360
Finance charges	$3	$5	$7	$11
Defaults During the Period(a)
Number of contracts	3	6	5	12
Amount defaulted(b)	$8	$17	$15	$36

(a)     Includes loans modified within the twelve months prior to each respective period end.

(b)     Represents account balance at the time of default. We define default as not paying the full fixed payment amount for two consecutive billing cycles.

Receivables in cardholder payment plans that meet the definition of a TDR are treated consistently with other receivables in determining our allowance for doubtful accounts. Accounts that complete their assigned payment plan are no longer considered TDRs. As of July 28, 2012 and July 30, 2011 there were 102 thousand and 133 thousand modified contracts with outstanding receivables of $226 million and $334 million, respectively. Payments received on troubled debt restructurings are first applied to finance charges and fees, then to the unpaid principal balance.

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

Securitized Borrowings	July 28, 2012		January 28, 2012		July 30, 2011
(millions)	Debt Balance	Collateral	Debt Balance	Collateral	Debt Balance	Collateral
2008 Series	$—	$—	$—	$—	$2,749	$2,828
2006/2007 Series	1,500	1,899	1,000	1,266	1,000	1,266
Total	$1,500	$1,899	$1,000	$1,266	$3,749	$4,094

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

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(dollars in millions)	2012	2011	2012	2011
Maximum daily amount outstanding during the period	$620	$850	$620	$850
Average daily amount outstanding during the period	$240	$329	$201	$164
Amount outstanding at period-end	$—	$—	$—	$—
Weighted average interest rate	0.21%	0.12%	0.16%	0.12%

In June 2012, we issued $1.5 billion of unsecured fixed rate debt at 4.0% that matures in July 2042. Proceeds from this issuance were used for general corporate purposes.

7. Derivative Financial Instruments

Historically our derivative instruments have primarily consisted of interest rate swaps, which are used to mitigate interest rate risk. We have counterparty credit risk with large global financial institutions resulting from our derivative instruments. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 3 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of July 28, 2012 and July 30, 2011, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three or six months ended July 28, 2012 or July 30, 2011.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations		Three Months Ended		Six Months Ended
(millions)		July 28,	July 30,	July 28,	July 30,
Type of Contract	Classification of Income/(Expense)	2012	2011	2012	2011
Interest rate swaps	Net interest expense	$9	$11	$19	$22

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $93 million, $111 million and $132 million, at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

8. Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

At July 28, 2012, foreign net operating loss carryforwards of approximately $340 million (resulting in a $90 million deferred tax asset) are available to offset future income. These carryforwards expire in 2032 and are expected to be fully utilized prior to expiration.

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

Share Repurchases	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions, except per share data)	2012	2011	2012	2011
Total number of shares purchased	9.6	14.3	20.2	29.7
Average price paid per share	$57.09	$48.11	$57.21	$50.81
Total investment	$549	$688	$1,154	$1,507

Of the shares repurchased, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(millions)	2012	2011	2012	2011
Total number of shares purchased	0.2	0.2	0.4	0.3
Total cash investment	$11	$7	$23	$14
Aggregate market value(b)	$11	$7	$24	$14

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

Net Pension and Postretirement	Pension Benefits				Postretirement Health Care Benefits
Health Care Benefits Expense	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	July 28,	July 30,	July 28,	July 30,	July 28,	July 30,	July 28,	July 30,
(millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost benefits earned during the period	$30	$29	$60	$58	$2	$2	$4	$4
Interest cost on projected benefit obligation	35	35	70	69	—	1	1	2
Expected return on assets	(55)	(51)	(110)	(102)	—	—	—	—
Amortization of losses	26	18	52	34	1	1	2	2
Amortization of prior service cost	—	(1)	—	(2)	(2)	(2)	(4)	(4)
Total	$36	$30	$72	$57	$1	$2	$3	$4

We are not required to make any contributions in 2012. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Our unfunded, nonqualified deferred compensation plan is offered to approximately 3,000 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our management executive committee, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering substantially fewer than 100 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan’s terms.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $4 million in each of the three months ended July 28, 2012 and July 30, 2011, and pretax income/(loss) of $15 million and $(3) million for the six months ended July 28, 2012 and July 30, 2011, respectively. For the six months ended July 28, 2012 and July 30,

2011, we invested $13 million and $29 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 9. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock		Contractual
	Number of	Price Paid	Contractual	Total Cash
(millions, except per share data)	Shares	per Share	Fair Value	Investment
July 30, 2011	1.4	$45.43	$74	$65
January 28, 2012	1.4	44.21	69	61
July 28, 2012	1.2	44.70	72	53

11. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended July 28, 2012				Three Months Ended July 30, 2011
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$16,451	$328	$—	$16,779	$15,895	$345	$—	$16,240
Cost of sales	11,297	—	—	11,297	10,872	—	—	10,872
Bad debt expense(a)	—	43	—	43	—	15	—	15
Selling, general and administrative/ Operations and marketing expenses(a), (b)	3,468	139	47	3,653	3,382	137	25	3,544
Depreciation and amortization	505	3	22	531	494	4	11	509
Earnings/(loss) before interest expense and income taxes	1,181	143	(69)	1,255	1,147	189	(36)	1,300
Interest expense on nonrecourse debt collateralized by credit card receivables (c)	—	3	—	3	—	18	—	18
Segment profit/(loss)	$1,181	$140	$(69)	$1,252	$1,147	$171	$(36)	$1,282
Unallocated (income) and expenses:
Other net interest expense (c)				181				173
Earnings before income taxes				$1,071				$1,109

Business Segment Results	Six Months Ended July 28, 2012				Six Months Ended July 30, 2011
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$32,989	$657	$—	$33,646	$31,475	$700	$—	$32,175
Cost of sales	22,838	—	—	22,838	21,710	—	—	21,710
Bad debt expense(a)	—	95	—	95	—	27	—	27
Selling, general and administrative/ Operations and marketing expenses(a), (b)	6,762	271	81	7,114	6,554	262	36	6,852
Depreciation and amortization	1,009	7	44	1,060	1,002	9	11	1,022
Earnings/(loss) before interest expense and income taxes	2,380	284	(125)	2,539	2,209	402	(47)	2,564
Interest expense on nonrecourse debt collateralized by credit card receivables (c)	—	5	—	5	—	37	—	37
Segment profit/(loss)	$2,380	$279	$(125)	$2,534	$2,209	$365	$(47)	$2,527
Unallocated (income) and expenses:
Other net interest expense (c)				361				337
Earnings before income taxes				$2,173				$2,190

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a) The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b) Loyalty program charges were $74 million and $66 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $138 million and $115 million for the six months ended July 28, 2012 and July 30, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(c) The combination of interest expense on nonrecourse debt collateralized by credit card receivables and other net interest expense represent net interest expense on the Consolidated Statements of Operations.

Total Assets by Segment	July 28,	January 28,	July 30,
(millions)	2012	2012	2011
U.S. Retail	$37,724	$37,108	$36,823
U.S. Credit Card	5,751	6,135	5,931
Canadian	3,850	3,387	2,745
Total	$47,325	$46,630	$45,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $16,779 million for the three months ended July 28, 2012, an increase of $539 million or 3.3 percent from the same period in the prior year. Consolidated earnings before interest expense and income taxes for second quarter 2012 decreased by $45 million or 3.5 percent from second quarter 2011 to $1,255 million. Cash flow provided by operations was $2,471 million and $2,336 million for the six months ended July 28, 2012 and July 30, 2011, respectively. Diluted earnings per share in the second quarter increased 3.4 percent to $1.06 from $1.03 in the same period a year ago. Adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 4.6 percent to $1.12 in second quarter 2012 from $1.07 in the same period a year ago.

Earnings Per Share	Three Months Ended					Six Months Ended
	July 28	,	July 30	,		July 28	,	July 30	,
	2012		2011		Change	2012		2011		Change
GAAP diluted earnings per share	$1.06		$1.03		3.4%	$2.10		$2.02		4.2%
Adjustments(a)	0.06		0.04			0.13		0.04
Adjusted diluted earnings per share	$1.12		$1.07		4.6%	$2.23		$2.06		8.0%

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 21.

(a) Adjustments represent the diluted EPS impact of our planned 2013 Canadian market entry and the favorable resolution of various income tax matters.

Our financial results for the second quarter of 2012 in our U.S. Retail Segment reflect increased sales of 3.5 percent over the same period last year due to a 3.1 percent comparable-store increase combined with the contribution from new stores. Our second quarter 2012 U.S. Retail Segment EBITDA and EBIT margin rates remained largely consistent with the prior year.

In the U.S. Credit Card Segment, we experienced a decrease in segment profit due to annualizing over a significant reserve reduction in the prior year and lower finance charge revenue resulting from a smaller portfolio, partially offset by lower interest expense.

During the three and six months ended July 28, 2012, loss before interest expense and income taxes in our Canadian Segment totaled $69 million and $125 million, respectively, comprised of start-up costs and depreciation, compared to $36 million and $47 million during the three and six months ended July 30, 2011, respectively.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended			Six Months Ended
	July 28,	July 30,	Percent	July 28,	July 30,	Percent
(dollars in millions)	2012	2011	Change	2012	2011	Change
Sales	$16,451	$15,895	3.5%	$32,989	$31,475	4.8%
Cost of sales	11,297	10,872	3.9	22,838	21,710	5.2
Gross margin	5,154	5,023	2.6	10,151	9,765	3.9
SG&A expenses(a)	3,468	3,382	2.6	6,762	6,554	3.2
EBITDA	1,686	1,641	2.7	3,389	3,211	5.5
Depreciation and amortization	505	494	2.2	1,009	1,002	0.8
EBIT	$1,181	$1,147	2.9%	$2,380	$2,209	7.7%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

Note: See Note 11 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes. (a) Loyalty program charges were $74 million and $66 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $138 million and $115 million for the six months ended July 28, 2012 and July 30, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Gross margin rate	31.3%	31.6%	30.8%	31.0%
SG&A expense rate	21.1	21.3	20.5	20.8
EBITDA margin rate	10.2	10.3	10.3	10.2
Depreciation and amortization expense rate	3.1	3.1	3.1	3.2
EBIT margin rate	7.2	7.2	7.2	7.0

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended January 28, 2012 for a description of our product categories.

Sales by Product Category	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Household essentials	27%	26%	27%	26%
Hardlines	15	16	16	17
Apparel and accessories	20	21	20	20
Food and pet supplies	20	18	20	19
Home furnishings and décor	18	19	17	18
Total	100%	100%	100%	100%

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

Comparable-store sales do not include:

•                  sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format

•                  sales from stores that were intentionally closed to be remodeled, expanded or reconstructed

Comparable-Store Sales	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Comparable-store sales change	3.1%	3.9%	4.2%	2.9%
Drivers of change in comparable-store sales:
Number of transactions	0.7	0.5	1.3	0.4
Average transaction amount	2.4	3.5	2.8	2.6
Units per transaction	1.3	1.8	1.0	3.1
Selling price per unit	1.1	1.7	1.8	(0.5)

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

REDcard Penetration	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Target Credit Cards	7.7%	6.6%	7.4%	6.2%
Target Debit Card	5.1	2.1	4.8	1.9
Total Store REDcard Penetration	12.8%	8.7%	12.2%	8.1%

Gross Margin Rate

For the three and six months ended July 28, 2012, our gross margin rate was 31.3 percent and 30.8 percent, respectively, decreasing from 31.6 percent and 31.0 percent in the comparable periods last year. These decreases are the result of our integrated growth strategies of 5% REDcard Rewards and remodel program, which impacted the rate by nearly 0.4 percent in each period, partially offset by underlying rate improvements within categories.

Selling, General and Administrative Expense Rate

For the three and six months ended July 28, 2012, the SG&A expense rate was 21.1 percent and 20.5 percent, respectively, a decrease from 21.3 percent and 20.8 percent in the comparable periods last year. Approximately half of this improvement in each period is due to store hourly payroll expense improvements, and the remainder was spread across several other areas.

SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

Depreciation and Amortization Expense Rate

For the three and six months ended July 28, 2012, our depreciation and amortization expense rate was 3.1 percent in both periods, compared with 3.1 percent and 3.2 percent in the respective prior year periods.

Store Data

Change in Number of Stores	Three Months Ended				Six Months Ended
	July 28	,	July 30	,	July 28	,	July 30	,
	2012		2011		2012		2011
Beginning store count	1,764		1,755		1,763		1,750
Opened	9		9		12		15
Closed	—		—		(1)		—
Relocated	(1	) (a)	(2)		(2	) (a)	(3)
Ending store count	1,772		1,762		1,772		1,762

(a) One store was closed for relocation and will be opened within the same trade area in the second half of 2012.

For the first two quarters of 2012, we remodeled 220 stores, compared with 263 in the comparable prior year period.

Number of Stores and Retail Square Feet	Number of Stores						Retail Square Feet(a)
	July 28	,	January 28	,	July 30	,	July 28	,	January 28	,	July 30	,
	2012		2012		2011		2012		2012		2011
Target general merchandise stores	428		637		774		50,974		76,999		93,699
Expanded food assortment stores	1,090		875		736		141,020		114,219		97,058
SuperTarget stores	251		251		252		44,500		44,503		44,681
CityTarget stores	3		—		—		314		—		—
Total	1,772		1,763		1,762		236,808		235,721		235,438

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

U.S. Credit Card Segment Results	Three Months Ended		Three Months Ended
	July 28, 2012		July 30, 2011
		Annualized		Annualized
(dollars in millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$ 265	18.0%	$ 278	17.9%
Late fees and other revenue	43	2.8	44	2.8
Third party merchant fees	20	1.4	23	1.5
Total revenue	328	22.2	345	22.2
Bad debt expense	43	2.9	15	1.0
Operations and marketing expenses(a)	139	9.3	137	8.8
Depreciation and amortization	3	0.2	4	0.3
Total expenses	185	12.5	156	10.0
EBIT	143	9.7	189	12.2
Interest expense on nonrecourse debt collateralized by credit card receivables	3		18
Segment profit	$ 140		$ 171
Average receivables funded by Target(b)	$ 4,406		$ 2,398
Segment pretax ROIC(c)	12.7%		28.5%

U.S. Credit Card Segment Results	Six Months Ended		Six Months Ended
	July 28, 2012		July 30, 2011
		Annualized		Annualized
(dollars in millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$ 536	17.9%	$ 570	18.0%
Late fees and other revenue	82	2.7	86	2.7
Third party merchant fees	39	1.3	44	1.4
Total revenue	657	21.9	700	22.1
Bad debt expense	95	3.2	27	0.9
Operations and marketing expenses(a)	271	9.0	262	8.3
Depreciation and amortization	7	0.2	9	0.3
Total expenses	373	12.4	298	9.4
EBIT	284	9.5	402	12.7
Interest expense on nonrecourse debt collateralized by credit card receivables	5		37
Segment profit	$ 279		$ 365
Average receivables funded by Target(b)	$ 4,646		$ 2,451
Segment pretax ROIC(c)	12.0%		29.7%

Note: See Note 11 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a) See footnote (a) to our U.S. Retail Segment Results table on page 15 for an explanation of our loyalty program charges.

(b) Amounts represent the portion of average gross credit card receivables funded by Target. These amounts exclude $1,500 million and $1,343 million for the three and six months ended July 28, 2012, respectively, and $3,817 million and $3,888 million for the three and six months ended July 30, 2011, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average gross credit card receivables funded by Target, expressed as an annualized rate. This measure has decreased significantly, primarily due to our voluntary retirement of our 2008 series securitization in January 2012, increasing the average receivables funded by Target.

(d) As an annualized percentage of average gross credit card receivables.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	July 28, 2012			July 30, 2011
		Annualized			Annualized
(dollars in millions)	Amount	Rate		Amount	Rate
EBIT	$ 143	9.7%	(c)	$ 189	12.2%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$ 140	9.5%	(c)	$ 186	12.0%	(c)

	Six Months Ended			Six Months Ended
	July 28, 2012			July 30, 2011
		Annualized			Annualized
(dollars in millions)	Amount	Rate		Amount	Rate
EBIT	$ 284	9.5%	(c)	$ 402	12.7%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$ 277	9.3%	(c)	$ 395	12.5%	(c)

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

Our primary measure of segment profit is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We also measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt collateralized by credit card receivables is tied to LIBOR.

Total revenue decreased primarily due to lower average receivables resulting in reduced finance charge revenue. Segment expense increases were driven by higher bad debt expense primarily attributable to annualizing over a significant reduction in the reserve from the prior year. Interest expense on nonrecourse debt declined from last year due to a decrease in nonrecourse debt collateralized by credit card receivables.

Receivables Rollforward Analysis	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(dollars in millions)	2012	2011	2012	2011
Beginning gross credit card receivables	$ 5,943	$ 6,286	$ 6,357	$ 6,843
Charges at Target	1,398	1,140	2,686	2,143
Charges at third parties	1,206	1,353	2,345	2,603
Payments	(2,875)	(2,792)	(5,935)	(5,793)
Other	233	215	452	406
Period-end gross credit card receivables	$ 5,905	$ 6,202	$ 5,905	$ 6,202
Average gross credit card receivables	$ 5,906	$ 6,215	$ 5,989	$ 6,339
Accounts with three or more payments (60+ days) past due as a percentage of period-end gross credit card receivables	2.6%	3.0%	2.6%	3.0%
Accounts with four or more payments (90+ days) past due as a percentage of period-end gross credit card receivables	1.7%	2.1%	1.7%	2.1%

Allowance for Doubtful Accounts	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
(dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	$ 395	$ 565	$ 430	$ 690
Bad debt expense	43	15	95	27
Write-offs(a)	(105)	(142)	(232)	(326)
Recoveries(a)	32	42	72	89
Allowance at end of period	$ 365	$ 480	$ 365	$ 480
As a percentage of period-end gross credit card receivables	6.2%	7.7%	6.2%	7.7%
Net write-offs as an annualized percentage of average gross credit card receivables	4.9%	6.5%	5.3%	7.5%

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

We are pursuing the sale of our credit card receivables portfolio and will execute a transaction only if appropriate strategic and financial conditions are met. We expect to classify the credit card receivables portfolio as held for sale when a transaction that allows us to meet our objectives has been agreed upon with a potential buyer.

Canadian Segment

During the three and six months ended July 28, 2012, start-up costs totaled $47 million and $81 million, respectively, compared with $25 million and $36 million in the comparable prior-year periods, and primarily consisted of compensation, benefits and third-party service expenses. Additionally, we recorded $22 million and $44 million in depreciation for the three and six months ended July 28, 2012, respectively, compared with $11 million in each of the comparable prior year periods, related to capital lease assets and leasehold interests.

Other Performance Factors

Net Interest Expense

Net interest expense for the three and six months ended July 28, 2012 was $184 million and $366 million, respectively, including $19 million and $38 million, respectively, of interest on Canadian capitalized leases. For the three and six months ended July 30, 2011, net interest expense was $191 million and $374 million, respectively, including $10 million of interest on Canadian capitalized leases in both periods. Net interest expense decreased due to a lower average portfolio interest rate.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended July 28, 2012 was 34.3 percent and 35.5 percent, respectively, down from 36.5 percent and 36.4 percent for the three and six months ended July 30, 2011, respectively. This change is primarily due to an increase in the benefit related to the favorable resolution of various income tax matters, which reduced tax expense by $23 million and $31 million, respectively, in the three and six months ended July 28, 2012, compared with $4 million and $9 million in the corresponding prior year periods.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Measures
		U.S.
	U.S.	Credit	Total				Consolidated
(millions, except per share data)	Retail	Card	U.S.	Canada	Other		GAAP Total
Three Months Ended July 28, 2012
Segment profit	$1,181	$140	$1,321	$(69)	$—		$1,252
Other net interest expense(a)			161	19	—		181
Earnings before income taxes			1,160	(88)	—		1,071
Provision for income taxes(b)			418	(27)	(23)	(d)	367
Net earnings			$742	$(61)	$23		$704
Diluted earnings per share(c)			$1.12	$(0.09)	$0.03		$1.06
Three Months Ended July 30, 2011
Segment profit	$1,147	$171	$1,318	$(36)	$—		$1,282
Other net interest expense(a)			163	10	—		173
Earnings before income taxes			1,155	(46)	—		1,109
Provision for income taxes(b)			422	(13)	(4)	(d)	405
Net earnings			$733	$(33)	$4		$704
Diluted earnings per share(c)			$1.07	$(0.05)	$0.01		$1.03

Six Months Ended July 28, 2012
Segment profit	$2,380	$279	$2,659	$(125)	$—		$2,534
Other net interest expense(a)			323	38	—		361
Earnings before income taxes			2,336	(163)	—		2,173
Provision for income taxes(b)			850	(47)	(31)	(d)	772
Net earnings			$1,486	$(116)	$31		$1,401
Diluted earnings per share(c)			$2.23	$(0.17)	$0.05		$2.10
Six Months Ended July 30, 2011
Segment profit	$2,209	$365	$2,574	$(47)	$—		$2,527
Other net interest expense(a)			327	10	—		337
Earnings before income taxes			2,247	(57)	—		2,190
Provision for income taxes(b)			822	(16)	(9)	(d)	797
Net earnings			$1,425	$(41)	$9		$1,393
Diluted earnings per share(c)			$2.06	$(0.06)	$0.01		$2.02

Note: A non-GAAP financial measures summary is provided on page 15. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a) Represents interest expense, net of interest income, not included in U.S. Credit Card segment profit. For the three and six months ended July 28, 2012, U.S. Credit Card segment profit included $3 million and $5 million of interest expense on nonrecourse debt collateralized by credit card receivables, compared with $18 million and $37 million in the respective prior year periods. These amounts, along with other net interest expense, equal consolidated GAAP net interest expense.

(b) Taxes are allocated to our business segments based on estimated income tax rates applicable to the operations of the segment for the period.

(c) For the three and six months ended July 28, 2012, average diluted shares outstanding were 662.9 million and 667.6 million, respectively, and for the three and six months ended July 30, 2011, average diluted shares outstanding were 685.1 million and 691.2 million, respectively.

(d) Represents the effect of resolution of income tax matters.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $1,442 million compared with $890 million for the same period in 2011. Short-term investments of $830 million and $116 million were included in cash and cash equivalents at the end of second quarter 2012 and 2011, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Operations during the first six months of 2012 were funded by both internally and externally generated funds. Cash flow provided by operations was $2,471 million for the six months ended July 28, 2012 compared with $2,336 million for the same period in 2011. In June 2012, we issued $1.5 billion of unsecured debt that matures in July 2042. This cash flow, combined with our prior year-end cash position, allowed us to pay current debt maturities, fund capital expenditures, pay dividends and continue purchases under our share repurchase program.

Our period-end gross credit card receivables were $5,905 million at July 28, 2012 compared with $6,202 million at July 30, 2011, a decrease of 4.8 percent. Average gross credit card receivables during the six months ended July 28, 2012 decreased 5.5 percent compared with the six months ended July 30, 2011. This change was driven by the factors indicated in the U.S. Credit Card Segment section above. As of July 28, 2012, $1,500 million of our credit card receivables portfolio was funded by third parties. We are pursuing a sale of our credit card receivables portfolio, which would provide additional liquidity.

During first quarter 2012, we completed the $10 billion share repurchase program authorized by our Board of Directors in November 2007, and we began repurchasing shares under the $5 billion program authorized by our Board of Directors in January 2012. During the three and six months ended July 28, 2012, we repurchased 9.6 million shares and 20.2 million shares, respectively, of our common stock for a total investment of $549 million ($57.09 per share) and $1,153 million ($57.21 per share), respectively. During the three and six months ended July 30, 2011, we repurchased 14.3 million shares and 29.7 million shares, respectively, of our common stock for a total investment of $688 million ($48.11 per share) and $1,507 million ($50.81 per share), respectively.

We paid dividends totaling $198 million and $399 million for the three and six months ended July 28, 2012, and $172 million and $346 million during the three and six months ended July 30, 2011, an increase of 15.1 percent and 15.3 percent, respectively. We declared dividends totaling $235 million ($0.36 per share) in second quarter 2012, an increase of 15.8 percent over the $203 million ($0.30 per share) of declared dividends during the second quarter of 2011. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of July 28, 2012 our credit ratings were as follows:

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

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 5.9x for the first six months of 2012, and 6.0x for the first six months of 2011.

An additional source of liquidity is available to us through a committed $2.25 billion revolving credit facility obtained through a group of banks in October 2011, which will expire in October 2016. No balances were outstanding at any time during the second quarter of 2012 or the second quarter of 2011.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at July 28, 2012, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future, and we continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 28, 2012 was disclosed in our 2011 10-K. During the three months ended July 28, 2012, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Credit Card Segment, aggregate portfolio risks and the level of the allowance for doubtful accounts, and the pursuit and timing of a portfolio sale; for our Canadian Segment, our performance and timing of our entry into Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the adequacy of our reserves for claims and litigation, the expected outcome of claims and litigation, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 28, 2012 and Item 1A of this Form 10-Q, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following governmental enforcement proceedings relating to environmental matters are reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because they involve potential monetary sanctions in excess of $100,000:

On May 17, 2012 the Environmental Protection Agency (EPA) Environmental Appeals Board issued a final order approving our $400,000 settlement with the EPA regarding the previously disclosed Finding of Violation (FOV) issued in March 2009 related to alleged violations of the Clean Air Act (CAA), specifically the National Emission Standards for Hazardous Air Pollutants (NESHAP) promulgated by the EPA for asbestos. The settlement and FOV pertained to the remodeling of certain Target stores between January 1, 2003 and October 28, 2007.

For a description of other legal proceedings, see Note 5 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 1A. Risk Factors

We are including the following revised risk factor, which should be read in conjunction with our description of risk factors in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012:

If our efforts to protect the security of personal information about our guests and team members are unsuccessful, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our guests and team members. We have a program in place to detect and respond to data security incidents. To date, all incidents we have experienced have been insignificant. If we experience a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products, decline to use our pharmacy services, or stop shopping at our stores or Target.com altogether. The loss of confidence from a data security breach involving team members could hurt our reputation and cause team member recruiting and retention challenges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended July 28, 2012, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 15.2 million shares of our common stock, for a total cash investment of $874 million ($57.35 average price per share).

			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of the	Yet Be Purchased
Period	Purchased(a)(b)	Share(a)	Current Program(a)	Under the Program
April 29, 2012 through May 26, 2012	1,885,751	$55.76	7,514,710	$4,569,631,155
May 27, 2012 through June 30, 2012	6,471,368	57.41	13,979,280	4,198,507,422
July 1, 2012 through July 28, 2012	1,268,415	57.47	15,247,695	4,125,616,447
	9,625,534	$57.09	15,247,695	4,125,616,447

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended July 28, 2012, 0.2 million shares were reacquired through these contracts. At July 28, 2012, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $53 million, or $44.70 per share.

(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended July 28, 2012, 8,438 shares were reacquired at an average per share price of $58.16 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.

(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)G	Target Corporation Officer EDCP (2012 Plan Statement) (as amended and restated effective June 5, 2012)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: August 23, 2012	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.	Filed Electronically

(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson’s Bay Company, Target Corporation and Target Canada Co.	Filed Electronically

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(10)G	Target Corporation Officer EDCP (2012 Plan Statement) (as amended and restated effective June 5, 2012)	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically