Form 10-Q
period 2012-10-27
TARGET CORP
filed 2012-11-21
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 16, 2012 were 650,794,426.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions, except per share data) (unaudited)	2012	2011	2012	2011
Sales	$16,601	$16,054	$49,589	$47,529
Credit card revenues	328	348	986	1,048
Total revenues	16,929	16,402	50,575	48,577
Cost of sales	11,569	11,165	34,406	32,874
Selling, general and administrative expenses	3,704	3,525	10,686	10,230
Credit card expenses	106	109	333	283
Depreciation and amortization	542	546	1,603	1,568
Gain on receivables held for sale	(156)	—	(156)	—
Earnings before interest expense and income taxes	1,164	1,057	3,703	3,622
Net interest expense	192	200	558	574
Earnings before income taxes	972	857	3,145	3,048
Provision for income taxes	335	302	1,107	1,100
Net earnings	$637	$555	$2,038	$1,948
Basic earnings per share	$0.97	$0.82	$3.09	$2.85
Diluted earnings per share	$0.96	$0.82	$3.06	$2.84
Weighted average common shares outstanding
Basic	654.8	673.2	659.3	682.2
Diluted	662.2	678.3	665.8	686.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions) (unaudited)	2012	2011	2012	2011
Net earnings	$637	$555	$2,038	$1,948
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $9, $6, $28 and $16	15	9	43	25
Currency translation adjustment and cash flow hedges, net of taxes of $7, $15, $7 and $4	11	(24)	12	(7)
Other comprehensive income/(loss)	26	(15)	55	18
Comprehensive income	$663	$540	$2,093	$1,966

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	October 27,	January 28,	October 29,
(millions)	2012	2012	2011
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $800, $194 and $66	$1,469	$794	$821
Credit card receivables, held for sale	5,647	—	—
Credit card receivables, net of allowance of $0, $430 and $431	—	5,927	5,713
Inventory	9,533	7,918	9,890
Other current assets	1,846	1,810	1,948
Total current assets	18,495	16,449	18,372
Property and equipment
Land	6,188	6,122	6,069
Buildings and improvements	27,800	26,837	26,850
Fixtures and equipment	5,280	5,141	5,153
Computer hardware and software	2,418	2,468	2,457
Construction-in-progress	1,365	963	546
Accumulated depreciation	(12,982)	(12,382)	(12,035)
Property and equipment, net	30,069	29,149	29,040
Other noncurrent assets	1,015	1,032	1,035
Total assets	$49,579	$46,630	$48,447
Liabilities and shareholders’ investment
Accounts payable	$8,050	$6,857	$8,053
Accrued and other current liabilities	3,631	3,644	3,273
Unsecured debt and other borrowings	2,528	3,036	2,313
Nonrecourse debt collateralized by credit card receivables	1,500	750	500
Total current liabilities	15,709	14,287	14,139
Unsecured debt and other borrowings	14,526	13,447	12,897
Nonrecourse debt collateralized by credit card receivables	—	250	3,259
Deferred income taxes	1,279	1,191	1,199
Other noncurrent liabilities	1,713	1,634	1,689
Total noncurrent liabilities	17,518	16,522	19,044
Shareholders’ investment
Common stock	55	56	56
Additional paid-in capital	3,854	3,487	3,431
Retained earnings	13,069	12,959	12,340
Accumulated other comprehensive loss
Pension and other benefit liabilities	(581)	(624)	(516)
Currency translation adjustment and cash flow hedges	(45)	(57)	(47)
Total shareholders’ investment	16,352	15,821	15,264
Total liabilities and shareholders’ investment	$49,579	$46,630	$48,447
Common shares outstanding	654.5	669.3	671.4

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
	October 27,	October 29,
(millions) (unaudited)	2012	2011
Operating activities
Net earnings	$2,038	$1,948
Reconciliation to cash flow
Depreciation and amortization	1,603	1,568
Share-based compensation expense	74	61
Deferred income taxes	73	397
Bad debt expense	141	67
Gain on receivables held for sale	(156)	—
Non-cash (gains)/losses and other, net	(15)	76
Changes in operating accounts:
Accounts receivable originated at Target	97	120
Inventory	(1,615)	(2,294)
Other current assets	(98)	(131)
Other noncurrent assets	—	49
Accounts payable	1,193	1,428
Accrued and other current liabilities	(109)	(360)
Other noncurrent liabilities	122	46
Cash flow provided by operations	3,348	2,975
Investing activities
Expenditures for property and equipment	(2,338)	(3,750)
Proceeds from disposal of property and equipment	35	7
Change in accounts receivable originated at third parties	192	253
Other investments	86	(114)
Cash flow required for investing activities	(2,025)	(3,604)
Financing activities
Change in commercial paper, net	—	1,211
Additions to long-term debt	1,971	1,000
Reductions of long-term debt	(1,024)	(272)
Dividends paid	(635)	(549)
Repurchase of stock	(1,230)	(1,693)
Stock option exercises and related tax benefit	279	66
Other	(16)	1
Cash flow required for financing activities	(655)	(236)
Effect of exchange rate changes on cash and cash equivalents	7	(26)
Net increase (decrease) in cash and cash equivalents	675	(891)
Cash and cash equivalents at beginning of period	794	1,712
Cash and cash equivalents at end of period	$1,469	$821

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except footnotes)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 29, 2011	704.0	$59	$3,311	$12,698	$(581)	$15,487
Net earnings	—	—	—	2,929	—	2,929
Other comprehensive income	—	—	—	—	(100)	(100)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(37.2)	(3)	—	(1,891)	—	(1,894)
Stock options and awards	2.5	—	176	—	—	176
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
(unaudited)
Net earnings	—	—	—	2,038	—	2,038
Other comprehensive income	—	—	—	—	55	55
Dividends declared	—	—	—	(671)	—	(671)
Repurchase of stock	(21.8)	(2)	—	(1,257)	—	(1,259)
Stock options and awards	7.0	1	367	—	—	368
October 27, 2012	654.5	$55	$3,854	$13,069	$(626)	$16,352

Dividends declared per share were $0.36 and $0.30 for the three months ended October 27, 2012 and October 29, 2011, respectively. For the fiscal year ended January 28, 2012, dividends declared per share were $1.15.

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

Earnings Per Share	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions, except per share data)	2012	2011	2012	2011
Net earnings	$637	$555	$2,038	$1,948
Basic weighted average common shares outstanding	654.8	673.2	659.3	682.2
Dilutive impact of share-based awards(a)	7.4	5.1	6.5	4.7
Diluted weighted average common shares outstanding	662.2	678.3	665.8	686.9
Basic earnings per share	$0.97	$0.82	$3.09	$2.85
Diluted earnings per share	$0.96	$0.82	$3.06	$2.84

(a) Excludes 0.6 million and 6.0 million share-based awards for the three and nine months ended October 27, 2012, respectively, and 13.9 million and 15.6 million share-based awards for the three and nine months ended October 29, 2011, respectively, because their effects were antidilutive.

3. Credit Card Receivables Transaction

On October 22, 2012, we reached an agreement to sell our entire consumer credit card portfolio to TD Bank Group (TD) for cash consideration equal to the gross (par) value of the outstanding receivables at the time of closing. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close in the first half of 2013. Following close, TD will underwrite, fund and own Target Credit Card and Target Visa receivables in the U.S. TD will control risk management policies and regulatory compliance, and we will perform account servicing and primary marketing functions. We will earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios.

Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. With this agreement, our receivables are now classified as held for sale and recorded at the lower of cost (par) or fair value. As a result of this change, we recorded a gain of $156 million in the third quarter of 2012. At closing, this transaction is expected to be accounted for as a sale, and the receivables will no longer be reported on our Consolidated Statements of Financial Position.

4. Fair Value Measurements

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis
	Fair Value at October 27, 2012			Fair Value at January 28, 2012			Fair Value at October 29, 2011
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$800	$—	$—	$194	$—	$—	$66	$—	$—
Other current assets
Interest rate swaps(a)	—	11	—	—	20	—	—	—	—
Prepaid forward contracts	76	—	—	69	—	—	70	—	—
Other	—	—	—	—	—	—	—	6	—
Other noncurrent assets
Interest rate swaps(a)	—	90	—	—	114	—	—	136	—
Company-owned life
insurance investments(b)	—	258	—	—	371	—	—	365	—
Total	$876	$359	$—	$263	$505	$—	$136	$507	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$4	$—	$—	$7	$—	$—	$—	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	59	—	—	69	—	—	71	—
Total	$—	$63	$—	$—	$76	$—	$—	$71	$—

(a) There was one interest rate swap designated as an accounting hedge in all periods presented. See Note 8 for additional information on interest rate swaps.

(b) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts were $807 million at October 27, 2012, $669 million at January 28, 2012 and $665 million at October 29, 2011.

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

Financial Instruments Not Measured at Fair Value	October 27, 2012		January 28, 2012		October 29, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities(a)	$75	$75	$35	$35	$78	$78
Other noncurrent assets
Marketable securities(a)	4	4	6	6	—	—
Total	$79	$79	$41	$41	$78	$78
Financial liabilities
Total debt(b)	$16,647	$19,796	$15,680	$18,142	$17,228	$19,793
Total	$16,647	$19,796	$15,680	$18,142	$17,228	$19,793

(a)  Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b) Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings, excluding unamortized swap valuation adjustments and capital lease obligations.

As of October 27, 2012, our consumer credit card receivables are recorded at the lower of cost (par) or fair value because they are classified as held for sale. We estimated the fair value of our consumer credit card portfolio to be approximately $6.0 billion using a cash flow-based, economic-profit model using Level 3 inputs, including the forecasted performance of the portfolio and a market-based discount rate. We used internal data to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value used in our lower of cost (par) or fair value assessment, which could cause gains or losses on our receivables held for sale. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $33 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $7 million. Refer to Note 3 for more information on our credit card receivables transaction. As of January 28, 2012 and October 29, 2011, we estimated that the fair value of our credit card receivables approximated par value.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

5. Credit Card Receivables

Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. Effective October 27, 2012, our consumer credit card receivables are recorded at the lower of cost (par) or fair value because they are classified as held for sale. Lower of cost (par) or fair value was determined on a segmented basis using the delinquency and credit-quality segmentation we have historically used to help determine the allowance for doubtful accounts.  Many nondelinquent balances are recorded at cost (par) because fair value exceeds cost.  Delinquent balances are generally recorded at fair value, which reflects our expectation of losses on these receivables.  Refer to Note 3 for more information on our credit card receivables transaction.

Credit card receivables are our only significant class of financing receivables. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	October 27, 2012		January 28, 2012		October 29, 2011
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Current	$5,355	91.7%	$5,791	91.1%	$5,568	90.6%
1-29 days past due	238	4.1	260	4.1	266	4.3
30-59 days past due	82	1.4	97	1.5	109	1.8
60-89 days past due	50	0.9	62	1.0	64	1.1
90+ days past due	111	1.9	147	2.3	137	2.2
Credit card receivables, at par	5,836	100%	6,357	100%	6,144	100%
Lower of cost or fair value adjustment	189		—		—
Allowance for doubtful accounts	—		430		431
Credit card receivables, net	$5,647		$5,927		$5,713

Allowance for Doubtful Accounts

Historically, we recognized an allowance for doubtful accounts in an amount equal to the anticipated future write-offs of existing receivables and uncollectible finance charges and other credit-related fees. We estimated future write-offs on the entire credit card portfolio collectively based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. We continue to recognize an allowance for doubtful accounts and bad debt expense within our Credit Card Segment, which allows us to evaluate the performance of the portfolio. The allowance for doubtful accounts is eliminated in consolidation to present the receivables at the lower of cost (par) or fair value.

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions)	2012	2011	2012	2011
Allowance at beginning of period	$365	$480	$430	$690
Bad debt expense	46	40	141	67
Write-offs(a)	(95)	(122)	(326)	(448)
Recoveries(a)	29	33	100	122
Segment allowance at end of period	345	431	345	431
Elimination of segment allowance	345	—	345	—
Allowance at end of period	$—	$431	$—	$431

(a) Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period collections on previously written-off balances. These amounts combined represent net write-offs.

We monitor both the credit quality and the delinquency status of the credit card receivables portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by obtaining current FICO scores, a nationally recognized credit scoring model, for a statistically representative sample of accounts each month. The credit-quality segmentation presented below is consistent with the approach we use to determine the allowance for doubtful accounts in our Credit Card Segment.

Receivables Credit Quality	October 27, 2012		January 28, 2012		October 29, 2011
		Percent of		Percent of		Percent of
(dollars in millions)	Amount	Receivables	Amount	Receivables	Amount	Receivables
Nondelinquent accounts
FICO score of 700 or above	$2,728	46.7%	$2,882	45.4%	$2,775	45.2%
FICO score of 600 to 699	2,334	40.0	2,463	38.7	2,404	39.1
FICO score below 600	531	9.1	706	11.1	655	10.7
Total nondelinquent accounts	5,593	95.8	6,051	95.2	5,834	95.0
Delinquent accounts (30+ days past due)	243	4.2	306	4.8	310	5.0
Credit card receivables, at par	$5,836	100%	$6,357	100%	$6,144	100%
Lower of cost or fair value adjustment	189		—		—
Allowance for doubtful accounts	—		430		431
Credit card receivables, net	$5,647		$5,927		$5,713

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

Securitized Borrowings	October 27, 2012		January 28, 2012		October 29, 2011
(millions)	Debt Balance	Collateral	Debt Balance	Collateral	Debt Balance	Collateral
2008 Series	$—	$—	$—	$—	$2,759	$2,828
2006/2007 Series	1,500	1,899	1,000	1,266	1,000	1,266
Total	$1,500	$1,899	$1,000	$1,266	$3,759	$4,094

In March 2012, we amended the 2006/2007 Series Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. Parties who hold the Variable Funding Certificate receive interest at a variable short-term market rate. We will repay this borrowing at par concurrent with the closing of the credit card receivables transaction described in Note 3.

6. Commitments and Contingencies

We are exposed to claims and litigation arising in the ordinary course of business, and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation will be material to our results of operations, cash flows or financial condition.

7. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(dollars in millions)	2012	2011	2012	2011
Maximum daily amount outstanding during the period	$—	$1,211	$620	$1,211
Average daily amount outstanding during the period	$—	$351	$134	$227
Amount outstanding at period-end	$—	$1,211	$—	$1,211
Weighted average interest rate	n/a	0.11%	0.16%	0.11%

In June 2012, we issued $1.5 billion of unsecured fixed rate debt at 4.0% that matures in July 2042. Proceeds from this issuance were used for general corporate purposes.

8. Derivative Financial Instruments

Historically our derivative instruments have primarily consisted of interest rate swaps used to mitigate interest rate risk. We have counterparty credit risk with large global financial institutions resulting from our derivative instruments. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 4 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of October 27, 2012 and October 29, 2011, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three or nine months ended October 27, 2012 or October 29, 2011.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations		Three Months Ended		Nine Months Ended
(millions)		October 27,	October 29,	October 27,	October 29,
Type of Contract	Classification of Income/(Expense)	2012	2011	2012	2011
Interest rate swaps	Net interest expense	$12	$10	$32	$32

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $84 million, $111 million and $122 million, at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

9. Income Taxes

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011 and, with few exceptions, are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

At October 27, 2012, foreign net operating loss carryforwards of approximately $470 million (resulting in a $125 million deferred tax asset) are available to offset future income. These carryforwards expire in 2032 and are expected to be fully utilized prior to expiration.

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

Share Repurchases	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions, except per share data)	2012	2011	2012	2011
Total number of shares purchased	1.7	4.5	21.8	34.1
Average price paid per share	$62.90	$50.45	$57.53	$50.76
Total investment	$104	$226	$1,255	$1,733

Of the shares repurchased, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions)	2012	2011	2012	2011
Total number of shares purchased	0.1	0.5	0.5	0.8
Total cash investment	$4	$26	$25	$40
Aggregate market value(b)	$5	$26	$29	$40

(a) These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts are provided in Note 11.

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

Net Pension Benefits Expense	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions)	2012	2011	2012	2011
Service cost benefits earned during the period	$30	$29	$90	$87
Interest cost on projected benefit obligation	35	34	105	103
Expected return on assets	(55)	(51)	(165)	(153)
Amortization of losses	26	16	78	50
Amortization of prior service cost	—	—	—	(2)
Total	$36	$28	$108	$85

Net Postretirement Health Care Benefits Expense	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(millions)	2012	2011	2012	2011
Service cost benefits earned during the period	$3	$3	$7	$7
Interest cost on projected benefit obligation	1	1	2	3
Expected return on assets	—	—	—	—
Amortization of losses	—	1	2	3
Amortization of prior service cost	(3)	(3)	(7)	(7)
Total	$1	$2	$4	$6

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $3 million and $6 million for the three months ended October 27, 2012 and October 29, 2011, and pretax income of $18 million and $3 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. For the nine months ended October 27, 2012 and October 29, 2011, we invested $19 million and $44 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 10. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock
	Number of	Contractual	Contractual	Total Cash
(millions, except per share data)	Shares	Price Paid	Fair Value	Investment
October 29, 2011	1.3	$43.78	$70	$55
January 28, 2012	1.4	44.21	69	61
October 27, 2012	1.2	45.46	76	54

12. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended October 27, 2012				Three Months Ended October 29, 2011
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$16,601	$328	$—	$16,929	$16,054	$348	$—	$16,402
Cost of sales	11,569	—	—	11,569	11,165	—	—	11,165
Bad debt expense(a)	—	46	—	46	—	40	—	40
Selling, general and administrative/ Operations and marketing
expenses(a), (b)	3,553	138	72	3,764	3,433	143	18	3,594
Depreciation and amortization	516	3	24	542	525	4	17	546
Segment EBIT (c)	963	141	(96)	1,008	931	161	(35)	1,057
Interest expense on nonrecourse debt collateralized by credit card receivables (d)	—	3	—	3	—	18	—	18
Segment profit/(loss)	$963	$138	$(96)	$1,005	$931	$143	$(35)	$1,039
Unallocated (income) and expenses:
Other net interest expense (d)				189				182
Gain on receivables held for sale (e)				(156)				—
Earnings before income taxes				$972				$857

Business Segment Results	Nine Months Ended October 27, 2012				Nine Months Ended October 29, 2011
		U.S.				U.S.
	U.S.	Credit			U.S.	Credit
(millions)	Retail	Card	Canadian	Total	Retail	Card	Canadian	Total
Sales/Credit card revenues	$49,589	$986	$—	$50,575	$47,529	$1,048	$—	$48,577
Cost of sales	34,406	—	—	34,406	32,874	—	—	32,874
Bad debt expense(a)	—	141	—	141	—	67	—	67
Selling, general and administrative/ Operations and marketing
expenses(a), (b)	10,315	409	154	10,878	9,988	405	53	10,446
Depreciation and amortization	1,526	11	67	1,603	1,527	13	28	1,568
Segment EBIT (c)	3,342	425	(221)	3,547	3,140	563	(81)	3,622
Interest expense on nonrecourse debt collateralized by credit card receivables (d)	—	8	—	8	—	55	—	55
Segment profit/(loss)	$3,342	$417	$(221)	$3,539	$3,140	$508	$(81)	$3,567
Unallocated (income) and expenses:
Other net interest expense (d)				550				519
Gain on receivables held for sale (e)				(156)				—
Earnings before income taxes				$3,145				$3,048

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a) The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations.

(b) Loyalty program charges were $78 million and $74 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $217 million and $189 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

(c) The combination of Segment EBIT and the gain on receivables held for sale represents earnings before interest expense and income taxes on the Consolidated Statements of Operations.

(d) The combination of interest expense on nonrecourse debt collateralized by credit card receivables and other net interest expense represent net interest expense on the Consolidated Statements of Operations.

(e) Refer to Note 3 for more information on our credit card receivables transaction.

Total Assets by Segment	October 27,	January 28,	October 29,
(millions)	2012	2012	2011
U.S. Retail	$39,717	$37,108	$39,142
U.S. Credit Card	5,736	6,135	5,978
Canadian	3,970	3,387	3,327
Total segment assets	49,423	46,630	48,447
Unallocated assets (a)	156	—	—
Total assets	$49,579	$46,630	$48,447

(a) Represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated revenues were $16,929 million for the three months ended October 27, 2012, an increase of $527 million or 3.2 percent from the same period in the prior year. Consolidated earnings before interest expense and income taxes for third quarter 2012 increased by $107 million or 10.1 percent from third quarter 2011 to $1,164 million. Cash flow provided by operations was $3,348 million and $2,975 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. Diluted earnings per share in the third quarter increased 17.6 percent to $0.96 from $0.82 in the same period a year ago. Adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 4.3 percent to $0.90 in third quarter 2012 from $0.86 in the same period a year ago.

Earnings Per Share	Three Months Ended			Nine Months Ended
	October 27,	October 29,		October 27,	October 29,
	2012	2011	Change	2012	2011	Change
GAAP diluted earnings per share	$0.96	$0.82	17.6%	$3.06	$2.84	7.9%
Adjustments(a)	(0.06)	0.04		0.06	0.09
Adjusted diluted earnings per share	$0.90	$0.86	4.3%	$3.12	$2.93	6.8%

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 22.

(a) Adjustments represent the diluted EPS impact of our planned 2013 Canadian market entry, the gain on receivables held for sale and favorable resolution of various income tax matters.

Our financial results for the third quarter of 2012 in our U.S. Retail Segment reflect increased sales of 3.4 percent over the same period last year due to a 2.9 percent comparable-store increase combined with the contribution from new stores. Our third quarter 2012 U.S. Retail Segment EBITDA margin rate decreased slightly from the prior period, primarily due to a lower gross margin rate driven by the impact of our 5% REDcard Rewards program and our store remodel program. Our EBIT margin rate remained consistent with the prior year.

In the U.S. Credit Card Segment, we experienced a decrease in segment profit due to annualizing over a significant reserve reduction in the prior year and lower finance charge revenue resulting from a smaller portfolio, partially offset by lower interest expense.

During the three and nine months ended October 27, 2012, loss before interest expense and income taxes in our Canadian Segment totaled $96 million and $221 million, respectively, comprised of start-up costs and depreciation, compared to $35 million and $81 million during the three and nine months ended October 29, 2011, respectively.

Credit Card Receivables Transaction

On October 22, 2012, we reached an agreement to sell our entire consumer credit card portfolio to TD Bank Group (TD) for cash consideration equal to the gross (par) value of the outstanding receivables at the time of closing.  The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close in the first half of 2013.  Following close, TD will underwrite, fund and own Target Credit Card and Target Visa receivables in the U.S.  TD will control risk management policies and regulatory compliance, and we will perform account servicing and primary marketing functions.  We will earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios.  We expect to apply the proceeds from the sale in a manner that will preserve our strong investment-grade credit ratings.  Specifically, we expect to apply approximately 90 percent of net transaction proceeds to reduce our net debt position, including repaying the 2006/2007 Series Variable Funding Certificate at par, with the remainder applied to our current share repurchase program over time.

With this agreement, our receivables are now classified as held for sale and recorded at the lower of cost (par) or fair value. We recorded a gain of $156 million outside of our segments in the third quarter of 2012, representing the net adjustment to eliminate our allowance for doubtful accounts and record our receivables at lower of cost (par) or fair value.  This transaction is expected to be accounted for as a sale upon closing, and the receivables will no longer be reported on our Consolidated Statements of Financial Position. At closing, we expect to recognize a gain of approximately $350 million to $450 million related to consideration received in excess of the recorded amount of receivables. Consideration received will include cash equal to the par value of the receivables and the fair value of a beneficial interest asset. The beneficial interest effectively represents a receivable for the present value of future profit-sharing we expect to earn on the receivables sold.  Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four year period, with larger reductions in the early years. As a result, a portion of the profit-sharing payments we receive from TD in the first four years of the arrangement will not be recorded as income.

Beginning with the fiscal quarter in which this transaction closes, income from the profit-sharing arrangement, net of account servicing expenses, will be recognized within SG&A expenses in our U.S. Retail Segment, and we will no longer report a U.S. Credit Card Segment.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results	Three Months Ended			Nine Months Ended
	October 27,	October 29,	Percent	October 27,	October 29,	Percent
(dollars in millions)	2012	2011	Change	2012	2011	Change
Sales	$16,601	$16,054	3.4%	$49,589	$47,529	4.3%
Cost of sales	11,569	11,165	3.6	34,406	32,874	4.7
Gross margin	5,032	4,889	2.9	15,183	14,655	3.6
SG&A expenses(a)	3,553	3,433	3.5	10,315	9,988	3.3
EBITDA	1,479	1,456	1.6	4,868	4,667	4.3
Depreciation and amortization	516	525	(1.7)	1,526	1,527	(0.1)
EBIT	$963	$931	3.4%	$3,342	$3,140	6.4%

EBITDA is earnings before interest expense, income taxes, depreciation and amortization.

EBIT is earnings before interest expense and income taxes.

Note: See Note 12 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

(a) Loyalty program charges were $78 million and $74 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $217 million and $189 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Gross margin rate	30.3%	30.5%	30.6%	30.8%
SG&A expense rate	21.4	21.4	20.8	21.0
EBITDA margin rate	8.9	9.1	9.8	9.8
Depreciation and amortization expense rate	3.1	3.3	3.1	3.2
EBIT margin rate	5.8	5.8	6.7	6.6

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended January 28, 2012 for a description of our product categories.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Household essentials	26%	26%	26%	26%
Hardlines	14	15	15	17
Apparel and accessories	20	20	20	20
Food and pet supplies	21	20	21	19
Home furnishings and décor	19	19	18	18
Total	100%	100%	100%	100%

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

Comparable-Store Sales	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Comparable-store sales change	2.9%	4.3%	3.7%	3.4%
Drivers of change in comparable-store sales:
Number of transactions	0.5	0.3	1.0	0.4
Average transaction amount	2.4	4.1	2.7	3.1
Selling price per unit	1.2	1.6	1.6	0.2
Units per transaction	1.2	2.5	1.0	2.9

Comparable-store sales are sales from our online business and stores open longer than one year, including sales from stores that have been remodeled or expanded while remaining open (including our current store remodel program) and sales from stores that have been relocated to new buildings of the same format within the same trade area, in which the new store opens at about the same time as the old store closes. Comparable-store sales do not include sales from general merchandise stores that have been converted, or relocated within the same trade area, to a SuperTarget store format or sales from stores that were intentionally closed to be remodeled, expanded or reconstructed.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Credit is offered to qualified guests through our branded proprietary credit cards: the Target Visa Credit Card and the Target Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5 percent discount on virtually all purchases at checkout every day when they use a REDcard at any Target store or on Target.com.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration), because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder representing a shift in tender type.

REDcard Penetration	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Target Credit Cards	8.0%	6.9%	7.6%	6.5%
Target Debit Card	6.0	2.6	5.2	2.1
Total store REDcard penetration	14.0%	9.5%	12.8%	8.6%

Gross Margin Rate

For the three and nine months ended October 27, 2012, our gross margin rate was 30.3 percent and 30.6 percent, respectively, decreasing from 30.5 percent and 30.8 percent in the comparable periods last year. These decreases are the result of our integrated growth strategies of our 5% REDcard Rewards program and our store remodel program, which impacted the rate by nearly 0.4 percent in each period, partially offset by underlying rate improvements within categories.

Selling, General and Administrative Expense Rate

For the three and nine months ended October 27, 2012, the SG&A expense rate was 21.4 percent and 20.8 percent, respectively, as compared to 21.4 percent and 21.0 percent in the comparable periods last year.  For the three and nine months ended October 27, 2012, we experienced improvement in store hourly payroll expense. For the three month period, this improvement was offset by technology and multichannel investments.

SG&A expenses exclude depreciation and amortization, as well as expenses associated with our credit card operations, which are reflected separately in our Consolidated Statements of Operations.

Depreciation and Amortization Expense Rate

For the three and nine months ended October 27, 2012, our depreciation and amortization expense rate was 3.1 percent in both periods, compared with 3.3 percent and 3.2 percent in the respective prior year periods.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Beginning store count	1,772	1,762	1,763	1,750
Opened	10	6	22	21
Closed	—	—	(1)	—
Relocated	(1)	(1)	(3)	(4)
Ending store count	1,781	1,767	1,781	1,767

For the first three quarters of 2012, we remodeled 252 stores, compared with 394 in the comparable prior year period.

Number of Stores and	Number of Stores						Retail Square Feet(a)
Retail Square Feet	October 27	,	January 28	,	October 29	,	October 27	,	January 28	,	October 29	,
	2012		2012		2011		2012		2012		2011
Target general merchandise stores	395		637		640		47,038		76,999		77,349
Expanded food assortment stores	1,130		875		875		146,087		114,219		114,218
SuperTarget stores	251		251		252		44,500		44,503		44,681
CityTarget stores	5		—		—		514		—		—
Total	1,781		1,763		1,767		238,139		235,721		236,248

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

U.S. Credit Card Segment

Credit is offered to qualified guests through the Target Credit Cards, which support our core retail operations and are important contributors to our overall profitability and engagement with our guests. Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, which are amounts received from merchants who accept the Target Visa Credit Card.

U.S. Credit Card Segment Results	Three Months Ended		Three Months Ended
	October 27, 2012		October 29, 2011
		Annualized		Annualized
(dollars in millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$ 265	18.0%	$ 279	18.1%
Late fees and other revenue	44	3.0	47	3.1
Third party merchant fees	19	1.3	22	1.4
Total revenue	328	22.3	348	22.5
Bad debt expense	46	3.1	40	2.6
Operations and marketing expenses(a)	138	9.4	143	9.2
Depreciation and amortization	3	0.2	4	0.3
Total expenses	187	12.7	187	12.1
EBIT	141	9.6	161	10.4
Interest expense on nonrecourse debt
collateralized by credit card receivables	3		18
Segment profit	$ 138		$ 143
Average receivables funded by Target(b)	$ 4,393		$ 2,427
Segment pretax ROIC(c)	12.5%		23.6%

U.S. Credit Card Segment Results	Nine Months Ended		Nine Months Ended
	October 27, 2012		October 29, 2011
		Annualized		Annualized
(dollars in millions)	Amount	Rate(d)	Amount	Rate(d)
Finance charge revenue	$ 801	17.9%	$ 849	18.0%
Late fees and other revenue	126	2.8	133	2.8
Third party merchant fees	59	1.3	66	1.4
Total revenue	986	22.1	1,048	22.2
Bad debt expense	141	3.2	67	1.4
Operations and marketing expenses(a)	409	9.2	405	8.6
Depreciation and amortization	11	0.2	13	0.3
Total expenses	561	12.5	485	10.3
EBIT	425	9.5	563	11.9
Interest expense on nonrecourse debt
collateralized by credit card receivables	8		55
Segment profit	$ 417		$ 508
Average receivables funded by Target(b)	$ 4,557		$ 2,443
Segment pretax ROIC(c)	12.2%		27.7%

Note: See Note 12 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a) See footnote (a) to our U.S. Retail Segment Results table on page 16 for an explanation of our loyalty program charges.

(b) Amounts represent the portion of average credit card receivables, at par, funded by Target. These amounts exclude $1,500 million and $1,395 million for the three and nine months ended October 27, 2012, respectively, and $3,754 million and $3,843 million for the three and nine months ended October 29, 2011, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.

(c) ROIC is return on invested capital, and this rate equals our segment profit divided by average credit card receivables, at par, funded by Target, expressed as an annualized rate. This measure has decreased significantly, primarily due to our voluntary retirement of our 2008 series securitization in January 2012, increasing the average receivables funded by Target.

(d) As an annualized percentage of average credit card receivables, at par.

Spread Analysis - Total Portfolio	Three Months Ended			Three Months Ended
	October 27, 2012			October 29, 2011
		Annualized			Annualized
(dollars in millions)	Amount	Rate		Amount	Rate
EBIT	$ 141	9.6%	(c)	$ 161	10.4%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$ 138	9.3%	(c)	$ 158	10.2%	(c)

	Nine Months Ended			Nine Months Ended
	October 27, 2012			October 29, 2011
		Annualized			Annualized
(dollars in millions)	Amount	Rate		Amount	Rate
EBIT	$ 425	9.5%	(c)	$ 563	11.9%	(c)
LIBOR(a)		0.2%			0.2%
Spread to LIBOR(b)	$ 415	9.3%	(c)	$ 552	11.7%	(c)

Note: Numbers are individually rounded.

(a) Balance-weighted one-month LIBOR.

(b) Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the majority of our portfolio earns finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt collateralized by credit card receivables is tied to LIBOR.

(c) As an annualized percentage of average credit card receivables, at par.

Our primary measure of segment profit is the EBIT generated by our credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We also measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio we manage by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt collateralized by credit card receivables is tied to LIBOR.

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

Receivables Rollforward Analysis	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(dollars in millions)	2012	2011	2012	2011
Beginning credit card receivables, at par	$ 5,905	$ 6,202	$ 6,357	$ 6,843
Charges at Target	1,456	1,205	4,142	3,348
Charges at third parties	1,143	1,283	3,488	3,886
Payments	(2,902)	(2,784)	(8,837)	(8,577)
Other	234	238	686	644
Period-end credit card receivables, at par	$ 5,836	$ 6,144	$ 5,836	$ 6,144
Average credit card receivables, at par	$ 5,893	$ 6,181	$ 5,952	$ 6,287
Accounts with three or more payments (60+ days) past due as a percentage of period-end credit card receivables, at par	2.8%	3.3%	2.8%	3.3%
Accounts with four or more payments (90+ days) past due as a percentage of period-end credit card receivables, at par	1.9%	2.2%	1.9%	2.2%

Allowance for Doubtful Accounts	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
(dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	$ 365	$ 480	$ 430	$ 690
Bad debt expense	46	40	141	67
Write-offs(a)	(95)	(122)	(326)	(448)
Recoveries(a)	29	33	100	122
Segment allowance at end of period	$ 345	$ 431	$ 345	$ 431
As a percentage of period-end credit card receivables, at par	5.9%	7.0%	5.9%	7.0%
Net write-offs as an annualized percentage of average
credit card receivables, at par	4.5%	5.7%	5.1%	6.9%

(a) Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period collections on previously written-off balances. These amounts combined represent net write-offs.

Period-end and average credit card receivables, at par, have declined because of an increase in payment rates and a decrease in Target Visa Credit Card charges at third parties, partially offset by an increase in charges at Target. The decrease in charges on our credit cards at third parties is primarily due to the fact that we no longer issue new Target Visa accounts.

Canadian Segment

During the three and nine months ended October 27, 2012, start-up costs totaled $72 million and $154 million, respectively, compared with $18 million and $53 million in the comparable prior-year periods, and primarily consisted of compensation, benefits and third-party service expenses. Additionally, we recorded $24 million and $67 million in depreciation for the three and nine months ended October 27, 2012, respectively, compared with $17 million and $28 million in the comparable prior year periods, related to capital lease assets and leasehold interests.

Other Performance Factors

Net Interest Expense

Net interest expense for the three and nine months ended October 27, 2012 was $192 million and $558 million, respectively, including $20 million and $58 million, respectively, of interest on Canadian capitalized leases. For the three and nine months ended October 29, 2011, net interest expense was $200 million and $574 million, respectively, including $15 million and $25 million, respectively, of interest on Canadian capitalized leases.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended October 27, 2012 was 34.5 percent and 35.2 percent, respectively, down from 35.3 percent and 36.1 percent for the three and nine months ended October 29, 2011, respectively. This change is primarily due to an increase in the benefit related to the favorable resolution of various income tax matters of $25 million and $57 million, respectively, in the three and nine months ended October 27, 2012, compared with $6 million and $15 million in the comparable prior year periods. These benefits were partially offset by the unfavorable impact of increased losses in Canada, which are taxed at lower rates than our U.S. earnings.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Our segment measure of profit is used by management to evaluate the return we are achieving on our investment and to make operating decisions. To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our planned 2013 Canadian market entry, the gain on receivables held for sale and favorable resolution of various income tax matters. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures
		U.S.
	U.S.	Credit	Total				Consolidated
(millions, except per share data)	Retail	Card	U.S.	Canada	Other		GAAP Total
Three Months Ended October 27, 2012
Segment profit	$963	$138	$1,100	$(96)	$—		$1,005
Other net interest expense(a)			168	20	—		189
Gain on receivables held for sale			—	—	(156)		(156)
Earnings before income taxes			932	(116)	156		972
Provision for income taxes(b)			337	(33)	31	(d)	335
Net earnings			$595	$(83)	$125		$637
Diluted earnings per share(c)			$0.90	$(0.13)	$0.19		$0.96
Three Months Ended October 29, 2011
Segment profit	$931	$143	$1,074	$(35)	$—		$1,039
Other net interest expense(a)			167	15	—		182
Earnings before income taxes			907	(50)	—		857
Provision for income taxes(b)			323	(15)	(6)	(d)	302
Net earnings			$584	$(35)	$6		$555
Diluted earnings per share(c)			$0.86	$(0.05)	$0.01		$0.82

Nine Months Ended October 27, 2012
Segment profit	$3,342	$417	$3,759	$(221)	$—		$3,539
Other net interest expense(a)			491	58	—		550
Gain on receivables held for sale			—	—	(156)		(156)
Earnings before income taxes			3,268	(279)	156		3,145
Provision for income taxes(b)			1,187	(80)	—	(d)	1,107
Net earnings			$2,081	$(199)	$156		$2,038
Diluted earnings per share(c)			$3.12	$(0.30)	$0.23		$3.06
Nine Months Ended October 29, 2011
Segment profit	$3,140	$508	$3,648	$(81)	$—		$3,567
Other net interest expense(a)			494	25	—		519
Earnings before income taxes			3,154	(106)	—		3,048
Provision for income taxes(b)			1,144	(30)	(15)	(d)	1,100
Net earnings			$2,010	$(76)	$15		$1,948
Diluted earnings per share(c)			$2.93	$(0.11)	$0.02		$2.84

Note: A non-GAAP financial measures summary is provided on page 15. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a) Represents interest expense, net of interest income, not included in U.S. Credit Card Segment profit.  For the three and nine months ended October 27, 2012, U.S. Credit Card Segment profit included $3 million and $8 million of interest expense on nonrecourse debt collateralized by credit card receivables, compared with $18 million and $55 million in the respective prior year periods. These amounts, along with other net interest expense, equal consolidated GAAP net interest expense.

(b) Taxes are allocated to our business segments based on estimated income tax rates applicable to the operations of the segment for the period.

(c) For the three and nine months ended October 27, 2012, average diluted shares outstanding were 662.2 million and 665.8 million, respectively, and for the three and nine months ended October 29, 2011, average diluted shares outstanding were 678.3 million and 686.9 million, respectively.

(d) Represents the effect of resolution of income tax matters. The results for the three and nine months ended October 27, 2012 also include a $57 million tax effect related to the gain on receivables held for sale.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $1,469 million compared with $821 million for the same period in 2011. Short-term investments of $800 million and $66 million were included in cash and cash equivalents at the end of third quarter 2012 and 2011, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Operations during the first nine months of 2012 were funded by both internally and externally generated funds. Cash flow provided by operations was $3,348 million for the nine months ended October 27, 2012 compared with $2,975 million for the same period in 2011. In June 2012, we issued $1.5 billion of unsecured debt that matures in July 2042.  This cash flow, combined with our prior year-end cash position, allowed us to pay current debt maturities, fund capital expenditures, pay dividends and continue purchases under our share repurchase program.

Our period-end credit card receivables, at par, were $5,836 million at October 27, 2012 compared with $6,144 million at October 29, 2011, a decrease of 5.0 percent. Average credit card receivables, at par, during the nine months ended October 27, 2012 decreased 5.3 percent compared with the nine months ended October 29, 2011. This change was driven by the factors indicated in the U.S. Credit Card Segment section above. As of October 27, 2012, $1,500 million of our credit card receivables portfolio was funded by third parties. During October 2012, we reached an agreement to sell our consumer credit card portfolio for an amount equal to the par value of the outstanding receivables at the time of closing. We expect to apply the proceeds from the sale in a manner that will preserve our strong investment-grade credit ratings. Specifically, we expect to apply approximately 90 percent of net transaction proceeds to reduce our net debt position, including repaying the 2006/2007 Series Variable Funding Certificate at par, with the remainder applied to our current share repurchase program over time.

During first quarter 2012, we completed the $10 billion share repurchase program authorized by our Board of Directors in November 2007, and we began repurchasing shares under the $5 billion program authorized by our Board of Directors in January 2012. During the three and nine months ended October 27, 2012, we repurchased 1.7 million shares and 21.8 million shares, respectively, of our common stock for a total investment of $104 million ($62.90 per share) and $1,255 million ($57.53 per share), respectively. During the three and nine months ended October 29, 2011, we repurchased 4.5 million shares and 34.1 million shares, respectively, of our common stock for a total investment of $226 million ($50.45 per share) and $1,733 million ($50.76 per share), respectively.

We paid dividends totaling $236 million and $635 million for the three and nine months ended October 27, 2012, and $203 million and $549 million during the three and nine months ended October 29, 2011, an increase of 16.3 percent and 15.6 percent, respectively. We declared dividends totaling $236 million ($0.36 per share) in third quarter 2012, an increase of 17.0 percent over the $201 million ($0.30 per share) of declared dividends during the third quarter of 2011. We have paid dividends every quarter since our first dividend was declared following our 1967 initial public offering, and it is our intent to continue to do so in the future.

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt, commercial paper and securitized debt markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of October 27, 2012 our credit ratings were as follows:

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

As a measure of our financial condition we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 5.7x for the first nine months of 2012, and 5.5x for the first nine months of 2011.

An additional source of liquidity is available to us through a committed $2.25 billion revolving credit facility obtained through a group of banks in October 2011, which was amended this quarter to extend the expiration date to October 2017. No balances were outstanding at any time during the third quarter of 2012 or the third quarter of 2011.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 27, 2012, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future, and we continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of January 28, 2012 was disclosed in our 2011 10-K. During the three months ended October 27, 2012, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our U.S. Credit Card Segment, aggregate portfolio risks and the level of the allowance for doubtful accounts; for our Canadian Segment, our performance and timing of our entry into Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value of our consumer credit card receivables, the pending sale of these receivables and related gain, including beneficial interest, and the application of proceeds from the sale, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions related to our pension and postretirement health care plans, the adequacy of our reserves for claims and litigation, the expected outcome of claims and litigation, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements (i) are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 28, 2012 and Form 10-Q for the fiscal quarter ended July 28, 2012, which should be read in conjunction with the forward-looking statements in this report, and (ii) include the risk that the pending sale of the credit card receivables may not close or may not close on the expected timeline. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Item 1A. Risk Factors

Other than as described in our Form 10-Q for the quarter ended July 28, 2012, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended October 27, 2012, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 16.9 million shares of our common stock, for a total cash investment of $976 million ($57.89 average price per share).

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of the Current Program(a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
July 29, 2012 through August 25, 2012	—	$—	15,207,848	$4,127,950,140
August 26, 2012 through September 29, 2012	89,016	53.19	15,288,984	4,123,634,394
September 30, 2012 through October 27, 2012	1,577,273	63.40	16,866,195	4,023,634,452
	1,666,289	$62.90	16,866,195	$4,023,634,452

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended October 27, 2012, 0.1 million shares were reacquired through these contracts. At October 27, 2012, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $54 million, or $45.46 per share.

(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended October 27, 2012, 7,942 shares were reacquired at an average per share price of $64.18 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(2)E†	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)(1)

(3)B	By-laws (as amended through September 10, 2009)(2)

(10)AA	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein.

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                 Excludes Schedules A through M, Annex A and Exhibits A-1 through C referred to in the agreement, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.

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

TARGET CORPORATION

Dated: November 21, 2012	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(2)E	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Filed Electronically

(3)A	Amended and Restated Articles of Incorporation (as amended June 10, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 10, 2009)	Incorporated by Reference

(10)AA	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein.	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically