Form 10-K
period 2013-02-02
TARGET CORP
filed 2013-03-20
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 28, 2012 was $40,108,705,685, based on the closing price of $61.52 per share of Common Stock as reported on the New York Stock Exchange Composite Index.

Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 15, 2013 were 641,387,165.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Target's Proxy Statement to be filed on or about April 29, 2013 are incorporated into Part III.

PART I

Item 1.    Business

General

Target Corporation (the Corporation or Target) was incorporated in Minnesota in 1902. We operate as three reportable segments: U.S. Retail, U.S. Credit Card and Canadian.

Our U.S. Retail Segment includes all of our U.S. merchandising operations. We offer both everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a shopping experience that is preferred by our customers, referred to as "guests," is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our current business and investing in future growth. Our business is designed to enable guests to purchase products seamlessly in stores, online or through their mobile device.

Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards: the Target Credit Card and the Target Visa. Additionally, we offer a branded proprietary Target Debit Card. Collectively, these REDcards® help strengthen the bond with our guests, drive incremental sales and contribute to our results of operations. In the first quarter of 2013, we sold our credit card receivables portfolio. Subsequent to the sale, we will perform account servicing and primary marketing functions, and will earn a substantial portion of the profits generated by the portfolio. The transaction does not impact Target's 5% REDcard Rewards loyalty program and will have minimal impact on Target's current cardholders and guests. Beginning with the first quarter of 2013, income from the profit-sharing arrangement, net of account servicing expenses, will be recognized as an offset to selling, general and administrative (SG&A) expenses, and we will no longer report a U.S. Credit Card Segment. Refer to Note 7 of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for more information on our credit card receivables transaction.

Our Canadian Segment includes costs incurred in the U.S. and Canada related to our 2013 Canadian retail market entry.

Financial Highlights

Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2012 ended on February 2, 2013, and consisted of 53 weeks. Fiscal 2011 ended January 28, 2012, and consisted of 52 weeks. Fiscal 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal 2013 will end on February 1, 2014, and will consist of 52 weeks.

For information on key financial highlights and segment financial information, see the items referenced in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplemental Data — Note 29, Segment Reporting, of this Annual Report on Form 10-K.

Seasonality

Due to the seasonal nature of our business, a larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

We sell a wide assortment of general merchandise and food in our stores. Our general merchandise and CityTarget stores offer a food assortment on a smaller scale than traditional supermarkets, while our SuperTarget stores offer a full line of food items comparable to traditional supermarkets. Over the past several years, we remodeled many of our general merchandise stores to expand the food assortment to include perishables and additional dry grocery, dairy and frozen items. Our digital channels include a wide assortment of general merchandise, including many items found in our stores and a complementary assortment, such as extended sizes and colors, that are only sold online.

A significant portion of our sales is from national brand merchandise. Approximately one-third of total sales in 2012 related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
Archer Farms®	Market Pantry®	Spritz™
Archer Farms® Simply Balanced™	Merona®	Sutton & Dodge®
Boots & Barkley®	Play Wonder®	Threshold™
Circo®	Prospirit®	up & up®
Embark®	Room Essentials®	Wine Cube®
Gilligan & O'Malley®	Smith & Hawken®	Xhilaration®
Exclusive Brands
Assets® by Sarah Blakely	Genuine Kids by OshKosh®	Nate Berkus for Target®
Auro® by Goldtoe	Giada De Laurentiis™ for Target®	Nick & Nora®
C9 by Champion®	Harajuku Mini for Target®	Paul Frank® for Target
Chefmate®	Just One You made by Carter's	Shaun White
Cherokee®	Kitchen Essentials® from Calphalon®	Simply Shabby Chic®
Converse® One Star®	Liz Lange® for Target	Sonia Kashuk®
dENiZEN™ by Levi's®	Mossimo®	Thomas O'Brien® Vintage Modern
Fieldcrest®

Merchandise is also sold through periodic exclusive design and creative partnerships. We also generate revenue from in-store amenities such as Target Café, Target Clinic, Target Pharmacy and Target Photo, and leased or licensed departments such as Target Optical, Pizza Hut, Portrait Studio and Starbucks.

Sales by Product Category	Percentage of Sales

	2012	2011	2010

Household essentials (a)	25%	25%	24%
Hardlines (b)	18	19	20
Apparel and accessories (c)	19	19	20
Food and pet supplies (d)	20	19	17
Home furnishings and décor (e)	18	18	19

Total	100%	100%	100%

(a)
Includes pharmacy, beauty, personal care, baby care, cleaning and paper products.
(b)
Includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods and toys.
(c)
Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as intimate apparel, jewelry, accessories and shoes.
(d)
Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce and pet supplies.
(e)
Includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive and seasonal merchandise such as patio furniture and holiday décor.

Distribution

The vast majority of our merchandise is distributed through our network of 40 distribution centers, 37 in the United States and 3 in Canada. General merchandise is shipped to and from our distribution centers by common carriers. In addition, third parties distribute certain food items in the U.S. and Canada. Merchandise sold through Target.com is distributed through our own distribution network, through third parties, or shipped directly from vendors.

Employees

At February 2, 2013, we employed approximately 361,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 409,000 team members. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts. We consider our team member relations to be good.

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

Competition

We compete with traditional and off-price general merchandise retailers, apparel retailers, internet retailers, wholesale clubs, category specific retailers, drug stores, supermarkets and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers largely determines our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our owned brands.

Geographic Information

Through 2012, all of our revenues were generated within the United States. Beginning in fiscal 2013, a modest percentage of our revenues will be generated in Canada. The vast majority of our long-lived assets are located within the United States and Canada.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.Target.com/Investors as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Our Corporate Governance Guidelines, Business Conduct Guide, Corporate Responsibility Report and the position descriptions for our Board of Directors and Board committees are also available free of charge in print upon request or at www.Target.com/Investors.

Item 1A.    Risk Factors

Our business is subject to many risks. Set forth below are the most significant risks that we face.

If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.

The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our guests' shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service, loyalty programs and marketing efforts. Guest perceptions regarding the cleanliness and safety of our stores, our in-stock levels and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margins and expenses.

We sell many products under our owned and exclusive brands discussed on page 2. These brands are an important part of our business because they differentiate us from other retailers, generally carry higher margins than national brand products and represent a significant portion of our overall sales. If one or more of these brands experiences a loss of consumer acceptance or confidence, our sales and gross margins could be adversely affected.

The continuing migration and evolution of retailing to online and mobile channels has increased our challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. We have been working with our vendors to offer unique and distinctive merchandise, and encouraging our guests to shop with confidence with our price match policy. Failure to effectively execute in these efforts, actions by our competitors in response to these efforts or failure of our vendors to manage their own channels and content could hurt our ability to differentiate ourselves from other retailers and, as a result, have an adverse effect on sales, gross margins and expenses.

Our continued success is substantially dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.

We believe that one of the reasons our guests prefer to shop at Target and our team members choose Target as a place of employment is the reputation we have built over many years for serving our four primary constituencies: guests, team members, the communities in which we operate and shareholders. To be successful in the future, we must continue to preserve, grow and leverage the value of Target's reputation. Reputational value is based in large part on perceptions of subjective qualities. While reputations may take decades to build, even isolated incidents can erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on our business, including consumer boycotts, lost sales, loss of new store development opportunities, or team member retention and recruiting difficulties.

If we are unable to successfully develop and maintain a relevant and reliable multichannel experience for our guests, our reputation and results of operations could be adversely affected.

Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile and social media, among others). Our guests are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (Target.com), applications for mobile phones and tablets and interact with our guests through social media. Multichannel retailing is rapidly evolving and we must keep pace with changing guest expectations, and new developments and technology investments by our competitors. If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our multichannel efforts, implement improvements to our guest-facing technology in a timely manner, or provide a convenient and consistent experience for our guests regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other guest-facing technology systems do not reliably function as designed, we may experience a loss of guest confidence, data security breaches, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margins and profitability could suffer.

A substantial part of our business is dependent on our ability to make trend-right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, home décor, seasonal offerings, food and other merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions may result in lost sales, spoilage and increased inventory markdowns, which would lead to a deterioration in our results of operations by hurting our sales, gross margins and profitability.

Our earnings are highly susceptible to the state of macroeconomic conditions and consumer confidence in the United States.

Most of our stores and all of our digital sales are in the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. Deterioration in macroeconomic conditions, consumer confidence and guest financial situations could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins. These same considerations impact the success of our credit card program. Even though we no longer own a consumer credit card receivables portfolio, we share in the economic performance of the credit card program with TD Bank Group (TD). Deterioration in macroeconomic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in us receiving lower profit-sharing payments.

If we do not effectively manage our large and growing workforce, our labor costs and results of operations could be adversely affected.

With approximately 361,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train and retain qualified team members. Many of those team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations. As of March 20, 2013, none of our team members were working under collective bargaining agreements. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business.

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

Interruptions in our supply chain or increased commodity prices and supply chain costs could adversely affect our gross margins, expenses and results of operations.

We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales. In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. In addition, changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including labor, fuel, tariffs, and currency exchange rates could have an adverse effect on gross margins, expenses and results of operations.

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

The nature of our business involves the receipt and storage of personal information about our guests and team members. We have a program in place to detect and respond to data security incidents. To date, all incidents we have experienced have been insignificant. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of REDcards, decline to use our pharmacy services, or stop shopping with us altogether. The loss of confidence from a significant data security breach involving team members could hurt our reputation, cause team member recruiting and retention challenges, increase our labor costs and affect how we operate our business.

Our failure to comply with federal, state or local laws, or changes in these laws could increase our costs, reduce our margins and lower our sales.

Our business is subject to a wide array of laws and regulations. Significant legislative changes that affect our relationship with our workforce could increase our expenses and adversely affect our operations. Examples of possible legislative changes affecting our relationship with our workforce include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment regarding topics such as banking and consumer credit, Medicare reimbursements, privacy and information security, product safety, supply chain transparency or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins and lowering our sales.

Weather conditions where our stores are located may impact consumer shopping patterns, which alone or together with natural disasters, particularly in areas where our sales are concentrated, could adversely affect our results of operations.

Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states, by total sales, are California, Texas and Florida, areas where hurricanes and earthquakes are more prevalent. Natural disasters in those states or in other areas where our sales are concentrated could result in significant physical damage to or closure of one or more of our stores or distribution centers, and cause delays in the distribution of merchandise from our vendors to our distribution centers and stores, which could adversely affect our results of operations by increasing our costs and lowering our sales.

Changes in our effective income tax rate could adversely affect our profitability and results of operations.

Our effective income tax rate is influenced by a number of factors, including changes in tax law, tax treaties, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our profitability and results of operations. In addition, the expansion of our retail store operations outside of the United States may cause greater volatility in our effective tax rate.

If we are unable to access the capital markets or obtain bank credit, our financial position, growth plans, liquidity and results of operations could suffer.

We are dependent on a stable, liquid and well-functioning financial system to fund our operations and growth plans. In particular, we have historically relied on the public debt markets to raise capital for new store development and other capital expenditures and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. If our credit ratings were lowered, our ability to access the debt markets, our cost of funds and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to meet our capital requirements or fund our working capital needs, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.

A significant disruption in our computer systems could adversely affect our operations.

We rely extensively on our computer systems to manage inventory, process guest transactions, service REDcard accounts and summarize and analyze results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage inventories or process guest transactions, and encounter a loss of guest confidence which could adversely affect our results of operations.

If we do not effectively execute our plan to expand retail store operations into Canada, our financial results could be adversely affected.

Our 2013 entry into the Canadian retail market is our first retail store expansion outside of the United States. Our ability to successfully open the expected number of Canadian Target stores on schedule depends, in large measure, upon our ability to remodel existing assets, build our supply chain capabilities and technology systems and recruit, hire and retain qualified team members. In addition, our ability to offer the expected assortment of merchandise in certain markets may be impacted by the availability of local vendors of certain types of goods. The effective execution of our Canadian retail store expansion is also contingent on our ability to design new marketing programs that positively differentiate us from other retailers in Canada, and achieve market acceptance by Canadian guests. If we do not effectively execute our expansion plan in Canada, our financial performance could be adversely affected.

A disruption in relationships with third parties who provide us services in connection with certain aspects of our business could adversely affect our operations.

We rely on third parties to support a variety of business functions, including our Canadian supply chain, portions of our technology systems, multichannel platforms and distribution network, and extensions of credit for our 5% REDcard Rewards loyalty program. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if those third parties fail to meet our performance standards and expectations, our reputation, sales and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement providers or hiring new team members to provide these services in-house.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

At February 2, 2013, we had 1,778 stores in 49 states and the District of Columbia:

	Number of Stores	Retail Sq. Ft. (in thousands)		Number of Stores	Retail Sq. Ft. (in thousands)

Alabama	21	3,003	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	48	6,382	Nevada	19	2,461
Arkansas	9	1,165	New Hampshire	9	1,148
California	257	34,051	New Jersey	43	5,701
Colorado	40	6,080	New Mexico	9	1,024
Connecticut	20	2,672	New York	67	9,145
Delaware	3	440	North Carolina	47	6,225
District of Columbia	1	179	North Dakota	4	554
Florida	123	17,263	Ohio	64	8,002
Georgia	55	7,515	Oklahoma	15	2,157
Hawaii	4	695	Oregon	18	2,191
Idaho	6	664	Pennsylvania	63	8,239
Illinois	89	12,188	Rhode Island	4	517
Indiana	33	4,377	South Carolina	19	2,359
Iowa	22	3,015	South Dakota	5	580
Kansas	19	2,577	Tennessee	32	4,114
Kentucky	14	1,660	Texas	149	20,976
Louisiana	16	2,246	Utah	13	1,953
Maine	5	630	Vermont	—	—
Maryland	37	4,802	Virginia	57	7,650
Massachusetts	36	4,735	Washington	36	4,194
Michigan	59	7,058	West Virginia	6	755
Minnesota	75	10,777	Wisconsin	39	4,773
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,735

			Total	1,778	237,847

The following table summarizes the number of owned or leased stores and distribution centers in the United States at February 2, 2013:

	Stores	Distribution Centers (a)

Owned	1,526	30
Leased	88	7
Owned buildings on leased land	164	—

Total	1,778	37

(a)
The 37 distribution centers have a total of 49,559 thousand square feet.

We have announced plans to open 124 stores in Canada in 2013, with locations in each province. We also own 3 distribution centers in Canada, with a total of 3,963 thousand square feet.

We own our corporate headquarters buildings located in Minneapolis, Minnesota, and we lease and own additional office space in the United States. We lease our Canadian headquarters in Mississauga, Ontario. Our international sourcing operations have 25 office locations in 17 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 14 and 22 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 3.    Legal Proceedings

No response is required under Item 103 of Regulation S-K. For a description of other legal proceedings, see Note 19 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors, nor any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Business Experience	Age

Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary since March 2007.	52
Anthony S. Fisher	President, Target Canada since January 2011. Vice President, Merchandise Operations from February 2010 to January 2011. From January 1999 to February 2010, Mr. Fisher held several leadership positions with Target in Merchandise and Merchandise Planning.	38
John D. Griffith	Executive Vice President, Property Development since February 2005.	51
Beth M. Jacob	Executive Vice President and Chief Information Officer since January 2010. Senior Vice President and Chief Information Officer from July 2008 to January 2010. Vice President, Guest Operations, Target Financial Services from August 2006 to July 2008.	51
Jeffrey J. Jones II	Executive Vice President and Chief Marketing Officer since April 2012. Partner and President of McKinney Ventures LLC from March 2006 to March 2012.	45
Jodeen A. Kozlak	Executive Vice President, Human Resources since March 2007.	49
John J. Mulligan	Executive Vice President and Chief Financial Officer since April 2012. Senior Vice President, Treasury, Accounting and Operations from February 2010 to April 2012. Vice President, Pay and Benefits from February 2007 to February 2010.	47
Tina M. Schiel	Executive Vice President, Stores since January 2011. Senior Vice President, New Business Development from February 2010 to January 2011. Senior Vice President, Stores from February 2001 to February 2010.	47
Terrence J. Scully	President, Financial and Retail Services since March 2003.	60
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer since February 2009. President and Chief Executive Officer since May 2008. Director since January 2007. President since August 1999.	58
Kathryn A. Tesija	Executive Vice President, Merchandising and Supply Chain since October 2012. Executive Vice President, Merchandising from May 2008 to September 2012. Senior Vice President, Merchandising from July 2001 to April 2008.	50
Laysha L. Ward	President, Community Relations and Target Foundation since July 2008. Vice President, Community Relations from February 2003 to July 2008.	45

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 15, 2013, there were 16,412 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2012 and 2011 are disclosed in Note 30 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

During the first quarter of 2012, we completed a $10 billion share repurchase program authorized by our Board of Directors in November 2007. In January 2012, our Board of Directors authorized the repurchase of an additional $5 billion of our common stock, with no stated expiration for the share repurchase program. Since the inception of the $5 billion share repurchase program and through the end of 2012, we have repurchased 27.3 million shares of our common stock for a total cash investment of $1,621 million ($59.44 average price per share).

The table below presents information with respect to Target common stock purchases made during the three months ended February 2, 2013 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program

October 28, 2012 through November 24, 2012	4,439,108	$62.78	21,304,584	$3,744,999,754
November 25, 2012 through December 29, 2012	2,711,006	62.10	23,984,097	3,578,603,382
December 30, 2012 through February 2, 2013	3,351,633	60.74	27,276,377	3,378,630,009

	10,501,747	$61.96	27,276,377	$3,378,630,009

(a)
The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended February 2, 2013, no shares were reacquired through these contracts. At February 2, 2013, we held asset positions in prepaid forward contracts for 1.2 million shares of our common stock, for a total cash investment of $54 million, or an average per share price of $45.46. Refer to Notes 25 and 27 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further details of these contracts.
(b)
The number of shares above includes shares of common stock reacquired from team members who tendered owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended February 2, 2013, 91,565 shares were reacquired at an average per share price of $60.73 pursuant to our long-term incentive plan.

 Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	February 2, 2008	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013

Target	$100.00	$55.44	$92.63	$99.76	$93.85	$117.28
S&P 500 Index	100.00	60.63	80.72	97.88	103.10	121.25
Previous Peer Group	100.00	77.50	95.09	106.52	117.91	146.56
Current Peer Group	100.00	77.58	99.38	113.90	126.61	159.53

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 14 general merchandise, department store, food and specialty retailers which are large and meaningful competitors (Best Buy, Costco, CVS Caremark, Home Depot, J. C. Penney, Kohl's, Kroger, Lowe's, Macy's, Safeway, Sears, Supervalu, Walgreens, and Walmart) (Previous Peer Group), and (iii) a new peer group consisting of the 14 companies in the Previous Peer Group and Amazon.com. The change in peer groups was made to be consistent with the retail peer group used for our definitive Proxy Statement to be filed on or about April 29, 2013.

Both peer groups are weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, the Previous Peer Group and the Current Peer Group on February 2, 2008, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
(millions, except per share data)	2012 (a)	2011	2010	2009	2008	2007

Financial Results:
Total revenues	$73,301	$69,865	$67,390	$65,357	$64,948	$63,367
Net earnings	2,999	2,929	2,920	2,488	2,214	2,849
Per Share:
Basic earnings per share	4.57	4.31	4.03	3.31	2.87	3.37
Diluted earnings per share	4.52	4.28	4.00	3.30	2.86	3.33
Cash dividends declared per share	1.38	1.15	0.92	0.67	0.62	0.54
Financial Position:
Total assets	48,163	46,630	43,705	44,533	44,106	44,560
Long-term debt, including current portion	17,648	17,483	15,726	16,814	18,752	16,590

(a)
Consisted of 53 weeks.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our fiscal year ends on the Saturday nearest January 31. The 2012 period includes 53 weeks, while 2011 and 2010 each consisted of 52 weeks.

Consolidated revenues were $73,301 million for 2012, an increase of $3,436 million or 4.9 percent from the prior year. Consolidated earnings before interest expense and income taxes for 2012 increased by $49 million or 0.9 percent over 2011 to $5,371 million. Cash flow provided by operations was $5,325 million, $5,434 million and $5,271 million for 2012, 2011 and 2010, respectively. Diluted earnings per share in 2012 increased 5.6 percent to $4.52 from $4.28 in the prior year. Adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, increased 7.9 percent to $4.76 in 2012 from $4.41 in the prior year.

Earnings Per Share				Percent Change
	2012 (a)	2011	2010	2012/2011	2011/2010

GAAP diluted earnings per share	$4.52	$4.28	$4.00	5.6%	7.0%
Adjustments (b)	0.24	0.13	(0.14)

Adjusted diluted earnings per share	$4.76	$4.41	$3.86	7.9%	14.3%

Note:    A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 22.

(a)
Consisted of 53 weeks.
(b)
Adjustments represent the diluted EPS impact of our 2013 Canadian market entry, the gain on receivables held for sale, favorable resolution of various income tax matters and the loss on early retirement of debt.

Our 2012 financial results in our U.S. Retail Segment reflect increased sales of 5.1 percent over the same period last year due to a 2.7 percent comparable-store increase, the contribution from new stores and the additional week in 2012. Our 2012 U.S. Retail Segment earnings before interest expense, income taxes, depreciation and amortization (EBITDA) margin rate decreased slightly from the prior period, primarily due to a lower gross margin rate from our 5% REDcard Rewards loyalty program and our store remodel program. Our earnings before interest expense and income taxes (EBIT) margin rate remained consistent with the prior year due to a decrease in our depreciation and amortization rate.

In the U.S. Credit Card Segment, we experienced a decrease in segment profit due to annualizing over a significant reserve reduction in the prior year and lower finance charge revenue resulting from a smaller portfolio. These changes were partially offset by lower interest expense due to repayment of $2,769 million in collateralized debt in the fourth quarter of 2011, as well as the additional week in 2012.

The 2012 and 2011 loss in our Canadian Segment totaling $369 million and $122 million, respectively, is comprised of start-up costs and depreciation related to our 2013 entry into the Canadian retail market.

Credit Card Receivables Transaction

On October 22, 2012, we reached an agreement to sell our entire consumer credit card portfolio to TD Bank Group (TD). Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. With this agreement, our receivables are classified as held for sale at February 2, 2013, and are recorded at the lower of cost (par) or fair value. We recorded a gain of $161 million outside of our segments in 2012, representing the net adjustment to eliminate our allowance for doubtful accounts and record our receivables at lower of cost (par) or fair value.

On March 13, 2013, we completed the sale to TD for cash consideration of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing. Concurrent with the sale of the portfolio for $5.7 billion, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion. As of March 20, 2013, we also have open tender offers to use up to an aggregate of $1.2 billion of cash proceeds from the sale to repurchase outstanding debt. Over time, we expect to apply the remaining proceeds from the sale in a manner that will preserve our strong investment-grade credit ratings by further reducing our debt position and continuing our current share repurchase program.

Following this sale, TD will underwrite, fund and own Target Credit Card and Target Visa receivables in the U.S. TD will control risk management policies and oversee regulatory compliance, and we will perform account servicing and primary marketing functions. We will earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. This transaction will be accounted for as a sale, and the receivables will no longer be reported on our Consolidated Statements of Financial Position.

In the first quarter of 2013, we will recognize a gain on sale of $391 million related to consideration received in excess of the recorded amount of the receivables. Consideration received includes cash of $5.7 billion and a beneficial interest asset of $225 million. The beneficial interest effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four year period, with larger reductions in the early years. As a result, a portion of the profit-sharing payments we receive from TD in the first four years of the arrangement will not be recorded as income on our Consolidated Statements of Operations.

Following the sale of our credit card portfolio in 2013, income from the profit-sharing arrangement, net of account servicing expenses, will be recognized within SG&A expenses. Including the profit-sharing arrangement in the U.S. Segment will reduce the SG&A rate below the historical U.S. Retail Segment SG&A rate, and raise EBITDA and EBIT margin rates above historical U.S. Retail Segment rates.

For comparison purposes, historical U.S. Retail Segment and U.S. Credit Card Segment results will be restated to form a new U.S. Segment. The combination of these two historical segments into a single U.S. Segment will result in a higher SG&A rate in 2013 compared with 2012, 2011 and 2010, reflecting credit card profit that will be retained by TD beginning in 2013.

Although we expect lower EBITDA and EBIT margin rates in the U.S. Segment compared with prior periods, we expect that the impact of the receivables sale transaction will become neutral and ultimately accretive to EPS over time.

Analysis of Results of Operations

U.S. Retail Segment

U.S. Retail Segment Results				Percent Change
(dollars in millions)	2012 (a)	2011	2010	2012/2011	2011/2010

Sales	$71,960	$68,466	$65,786	5.1%	4.1%
Cost of sales	50,568	47,860	45,725	5.7	4.7

Gross margin	21,392	20,606	20,061	3.8	2.7
SG&A expenses (b)	14,342	13,774	13,367	4.1	3.0

EBITDA	7,050	6,832	6,694	3.2	2.1
Depreciation and amortization	2,031	2,067	2,065	(1.8)	0.1

EBIT	$5,019	$4,765	$4,629	5.3%	2.9%

Note:    See Note 29 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)
Consisted of 53 weeks.
(b)
Effective with the October 2010 nationwide launch of our 5% REDcard Rewards loyalty program, we changed the formula under which the U.S. Retail Segment charges the U.S. Credit Card Segment to better align with the attributes of this program. Loyalty program charges were $300 million, $258 million and $102 million in 2012, 2011 and 2010, respectively. In all periods, these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.

U.S. Retail Segment Rate Analysis	2012 (a)	2011	2010

Gross margin rate	29.7%	30.1%	30.5%
SG&A expense rate	19.9	20.1	20.3
EBITDA margin rate	9.8	10.0	10.2
Depreciation and amortization expense rate	2.8	3.0	3.1
EBIT margin rate	7.0	7.0	7.0

Rate analysis metrics are computed by dividing the applicable amount by sales.

(a)
Consisted of 53 weeks.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage. Sales growth in 2012 and 2011 resulted from higher comparable-store sales and the contribution from new stores, with 2012 also benefitting by 1.7 percentage points from the additional week. Inflation did not materially affect sales in any period presented.

Refer to the Merchandise section in Item 1, Business, for additional product category information.

Comparable-store sales is a measure that highlights the performance of our existing stores and digital sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. The method of calculating comparable-store sales varies across the retail industry. As a result, our comparable-store sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Comparable-store sales include all sales, except sales from stores open less than thirteen months.

Comparable-Store Sales	2012	2011	2010

Comparable-store sales change	2.7%	3.0%	2.1%
Drivers of change in comparable-store sales:
Number of transactions	0.5%	0.4%	2.0%
Average transaction amount	2.3%	2.6%	0.1%
Selling price per unit	1.3%	0.3%	(2.3)%
Units per transaction	1.0%	2.3%	2.5%

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Credit is offered to qualified guests through our branded proprietary credit cards: the Target Credit Card and the Target Visa (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Since October 2010, guests receive a 5-percent discount on virtually all purchases at checkout, every day, when they use a REDcard. In November 2011, guests also began to receive free shipping at Target.com when they use their REDcard.

We monitor the percentage of store sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on our REDcards are also incremental sales for Target, with the remainder representing a shift in tender type.

REDcard Penetration	2012	2011	2010

Target Credit Cards	7.9%	6.8%	5.2%
Target Debit Card	5.7	2.5	0.7%

Total store REDcard Penetration	13.6%	9.3%	5.9%

Gross Margin Rate

Our gross margin rate was 29.7 percent in 2012, 30.1 percent in 2011 and 30.5 percent in 2010. The decrease in each period reflects the impact of our integrated growth strategies of our 5% REDcard Rewards loyalty program and our store remodel program, which impacted the rate by 0.4 percent and 0.5 percent in 2012 and 2011, respectively, partially offset by underlying rate improvements within categories in 2011. The REDcard Rewards loyalty program reduces gross margin rates because it drives incremental sales among guests who receive a 5-percent discount on virtually all items purchased. The remodel program reduces the overall gross margin rate because it drives incremental sales with a stronger-than-average mix in lower-than-average gross margin rate product categories, primarily food.

We changed certain merchandise vendor contracts beginning in 2013. As a result, we expect our gross margin rate to increase by about 20 to 25 basis points from prior years, with an equal and offsetting increase in our SG&A rate. This shift will result from a larger proportion of vendor income offsetting cost of sales as compared to certain advertising expenses within SG&A. This change will have no impact on our EBITDA or EBIT margins or margin rates as our SG&A rate will increase by the same amount.

In January 2013 we announced plans to price match top online retailers year-round. Based on our experience during the 2012 holiday season, we do not expect this change to significantly affect our gross margin rate.

Selling, General and Administrative Expense Rate

Our SG&A expense rate was 19.9 percent, 20.1 percent and 20.3 percent in 2012, 2011 and 2010, respectively. The change in 2012 was primarily due to improvements in store hourly payroll expense, which impacted the rate by 0.1 percent, and continued disciplined expense management across the Company, partially offset by technology and multichannel investments, which impacted the rate by nearly 0.2 percent. The change in 2011 was primarily due to increased loyalty program charges to the U.S. Credit Segment and favorable leverage on store hourly payroll expense.

As noted above, a 2013 change to certain merchandise vendor contracts is expected to increase our SG&A rate by about 20 to 25 basis points because vendor funding will no longer offset certain advertising expenses. This change will have no impact on our EBITDA or EBIT margins or margin rates as our gross margin rate will increase by the same amount.

Following the sale of our credit card portfolio in 2013, income from the profit-sharing arrangement, net of account servicing expenses, will be recognized as an offset to SG&A expenses.

Depreciation and Amortization Expense Rate

Our depreciation and amortization expense rate was 2.8 percent, 3.0 percent and 3.1 percent in 2012, 2011 and 2010, respectively. The decrease in 2012 was due to the favorable impact of higher sales combined with stable depreciation and amortization expenses, reflecting the moderate pace of capital investments in recent years, and the impact from the additional week in 2012.

Store Data

Change in Number of Stores			2012	2011

Beginning store count			1,763	1,750
Opened			23	21
Closed			(5)	(3)
Relocated			(3)	(5)

Ending store count			1,778	1,763

Number of stores remodeled during the year			252	394

	Number of Stores		Retail Square Feet (a)
Number of Stores and Retail Square Feet
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012

Target general merchandise stores	391	637	46,584	76,999
Expanded food assortment stores	1,131	875	146,249	114,219
SuperTarget stores	251	251	44,500	44,503
CityTarget stores	5	—	514	—

Total	1,778	1,763	237,847	235,721

(a)
In thousands, reflects total square feet less office, distribution center and vacant space.

U.S. Credit Card Segment

Credit is offered to qualified guests through the Target Credit Cards, which support our core retail operations and are important contributors to our overall profitability and engagement with our guests. Credit card revenues are comprised of finance charges, late fees and other revenue, and third party merchant fees, which are amounts received from merchants who accept the Target Visa.

U.S Credit Card Segment Results	2012 (a)		2011		2010
(dollars in millions)	Amount	Rate (e)	Amount	Rate (e)	Amount	Rate (e)

Finance charge revenue	$1,089	17.8%	$1,131	17.9%	$1,302	18.3%
Late fees and other revenue	173	2.8	179	2.8	197	2.8
Third party merchant fees	79	1.3	89	1.4	105	1.5

Total revenue	1,341	22.0	1,399	22.1	1,604	22.6

Bad debt expense (b)	196	3.2	154	2.4	528	7.4
Operations and marketing expenses (b)	562	9.2	550	8.7	433	6.1
Depreciation and amortization	13	0.2	17	0.3	19	0.3

Total expenses	771	12.6	721	11.4	980	13.8

EBIT	570	9.3	678	10.7	624	8.8
Interest expense on nonrecourse debt collateralized by credit card receivables	13		72		83

Segment profit	$557		$606		$541

Average receivables funded by Target (c)	$4,569		$2,514		$2,771
Segment pretax ROIC (d)	12.0%		24.1%		19.5%

Note:    See Note 29 to our Consolidated Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)
Consisted of 53 weeks.
(b)
The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations. For 2012, fourth quarter bad debt expense was replaced by net write-offs in this calculation. See footnote (b) to our U.S. Retail Segment Results table for an explanation of our loyalty program charges.
(c)
Amounts represent the portion of average credit card receivables, at par, funded by Target. For 2012, 2011 and 2010, these amounts exclude $1,423 million, $3,801 million and $4,335 million, respectively, of receivables funded by nonrecourse debt collateralized by credit card receivables.
(d)
ROIC is return on invested capital. This rate equals our segment profit divided by average credit card receivables, at par, funded by Target, expressed as an annualized rate.
(e)
As a percentage of average credit card receivables, at par. For 2012, the additional week has been adjusted to provide comparable results to the prior period.

Spread Analysis – Total Portfolio	2012 (a)			2011			2010
(dollars in millions)	Amount	Rate		Amount	Rate		Amount	Rate

EBIT	$570	9.3	% (d)	$678	10.7	% (d)	$624	8.8	% (d)
LIBOR (b)		0.2%			0.2%			0.3%
Spread to LIBOR (c)	$555	9.1	% (d)	$663	10.5	% (d)	$604	8.5	% (d)

Note:    Numbers are individually rounded.

(a)
Consisted of 53 weeks.
(b)
Balance-weighted one-month LIBOR.
(c)
Spread to LIBOR is a metric used to analyze the performance of our total credit card portfolio because the majority of our portfolio earned finance charge revenue at rates tied to the Prime Rate, and the interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR.
(d)
As a percentage of average credit card receivables, at par. For 2012, the additional week has been adjusted to provide comparable results to the prior period.

Our primary measure of segment profit is the EBIT generated by our total credit card receivables portfolio less the interest expense on nonrecourse debt collateralized by credit card receivables. We also measure the performance of our overall credit card receivables portfolio by calculating the dollar Spread to LIBOR at the portfolio level. This metric approximates overall financial performance of the entire credit card portfolio by measuring the difference between EBIT earned on the portfolio and a hypothetical benchmark rate financing cost applied to the entire portfolio. The interest rate on all nonrecourse debt securitized by credit card receivables is tied to LIBOR. We continue to recognize an allowance for doubtful accounts and bad debt expense within our U.S. Credit Card Segment, which allows us to evaluate the performance of the portfolio. The allowance for doubtful accounts is eliminated in consolidation to present the receivables at the lower of cost (par) or fair value. On a consolidated basis, net write-offs are reported within credit card expenses in our Consolidated Statements of Operations.

In 2012 and 2011, segment revenues decreased from the prior year primarily due to lower average receivables resulting in reduced finance charge revenue. In 2012, segment expense increases were driven by higher bad debt expense, primarily attributable to annualizing over a significant reserve reduction in the prior year. In 2011, segment expenses decreased from the prior year as we significantly reduced our bad debt reserve due to improved trends in key measures of risk. Segment interest expense on nonrecourse debt declined in both 2012 and 2011 due to lower outstanding nonrecourse debt securitized by credit card receivables.

Receivables Rollforward Analysis				Percent Change
(dollars in millions)	2012	2011	2010	2012/2011	2011/2010

Beginning credit card receivables, at par	$6,357	$6,843	$7,982	(7.1)%	(14.3)%
Charges at Target	6,294	5,098	3,699	23.5	37.8
Charges at third parties	4,709	5,192	5,815	(9.3)	(10.7)
Payments	(12,286)	(11,653)	(11,283)	5.4	3.3
Other	950	877	630	8.3	39.3

Period-end credit card receivables, at par	$6,024	$6,357	$6,843	(5.2)%	(7.1)%

Average credit card receivables, at par	$5,992	$6,314	$7,106	(5.1)%	(11.1)%

Accounts with three or more payments (60+ days) past due as a percentage of period-end credit card receivables, at par	2.7%	3.3%	4.2%

Accounts with four or more payments (90+ days) past due as a percentage of period-end credit card receivables, at par	1.9%	2.3%	3.1%

Allowance for Doubtful Accounts				Percent Change
(dollars in millions)	2012	2011	2010	2012/2011	2011/2010

Allowance at beginning of period	$430	$690	$1,016	(37.7)%	(32.1)%
Bad debt expense	196	154	528	27.3	(70.8)
Write-offs (a)	(424)	(572)	(1,007)	(25.8)	(43.2)
Recoveries (a)	133	158	153	(15.2)	3.0

Segment allowance at end of period	$335	$430	$690	(22.0)%	(37.7)%

As a percentage of period-end credit card receivables, at par	5.6%	6.8%	10.1%

Net write-offs as an annualized percentage of average credit card receivables, at par	4.9%	6.6%	12.0%

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

Period-end and average credit card receivables, at par, have declined because of an increase in payment rates and a decrease in Target Visa charges at third-parties, partially offset by an increase in charges at Target over the past two years. The decrease in charges at third parties is primarily due to the fact that we no longer issue new Target Visa accounts.

Canadian Segment

During 2012 and 2011, start-up costs reported in SG&A expense in the Consolidated Statements of Operations totaled $272 million and $74 million, respectively, and primarily consisted of compensation, benefits and third-party service expenses. Additionally, we recorded $97 million and $48 million in depreciation for 2012 and 2011, respectively.

Other Performance Factors

Net Interest Expense

Net interest expense was $762 million in 2012, including $78 million of interest on Canadian capitalized leases. This decrease of 12.0 percent, or $104 million, from 2011 was primarily due to an $87 million loss on early retirement of debt in 2011. As of March 20, 2013, we also have open tender offers to use up to an aggregate of $1.2 billion of cash proceeds from the sale to repurchase outstanding debt, which will impact interest expense in 2013.

Net interest expense was $866 million for 2011, increasing 14.4 percent, or $109 million from 2010. This increase was due to an $87 million loss on early retirement of debt, $44 million of interest on Canadian capitalized leases and higher average debt balances, partially offset by a lower average portfolio interest rate.

Provision for Income Taxes

Our effective income tax rate increased to 34.9 percent in 2012, from 34.3 percent in 2011, primarily due to a reduction in the favorable resolution of various income tax matters and the unfavorable impact of losses in Canada, which are tax effected at a lower rate than U.S. earnings. Various income tax matters were resolved in 2012 and 2011 which reduced tax expense by $58 million and $85 million, respectively. A tax rate reconciliation is provided in Note 23 to our Consolidated Financial Statements.

Our effective income tax rate decreased to 34.3 percent in 2011, from 35.1 percent in 2010, primarily due to a reduction in the structural domestic effective tax rate. This reduction was slightly offset by a reduction in the favorable resolution of various income tax matters and the unfavorable impact of losses in Canada, which are tax effected at a lower rate than U.S. earnings. Various income tax matters were resolved in 2011 and 2010 which reduced tax expense by $85 million and $102 million, respectively.

We expect a 2013 consolidated effective income tax rate of 35.7 percent to 36.7 percent, excluding the impact of resolution of income tax matters.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions. To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our 2013 Canadian market entry, the gain on receivables held for sale, favorable resolution of various income tax matters and the loss on early retirement of debt. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

(millions, except per share data)	U.S. Retail	U.S. Credit Card	Total U.S.	Canada	Other		Consolidated GAAP Total

2012 (a)
Segment profit	$5,019	$557	$5,576	$(369)	$—		$5,206
Other net interest expense (b)			672	78	—		749
Adjustment related to receivables held for sale (c)			—	—	(152)		(152)

Earnings before income taxes			4,904	(447)	152		4,609
Provision for income taxes (d)			1,744	(132)	(3)	(f)	1,610

Net earnings			$3,160	$(315)	$155		$2,999

Diluted earnings per share (e)			$4.76	$(0.48)	$0.23		$4.52

2011
Segment profit	$4,765	$606	$5,371	$(122)	$—		$5,250
Other net interest expense (b)			663	44	87	(g)	794

Earnings before income taxes			4,708	(166)	(87)		4,456
Provision for income taxes (d)			1,690	(47)	(117)	(f)	1,527

Net earnings			$3,018	$(119)	$30		$2,929

Diluted earnings per share (e)			$4.41	$(0.17)	$0.04		$4.28

2010
Segment profit	$4,629	$541	$5,169	$—	$—		$5,169
Other net interest expense (b)			674	—	—		674

Earnings before income taxes			4,495	—	—		4,495
Provision for income taxes (d)			1,677	—	(102)	(f)	1,575

Net earnings			$2,818	$—	$102		$2,920

Diluted earnings per share (e)			$3.86	$—	$0.14		$4.00

Note:  A non-GAAP financial measures summary is provided on page 14. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a)
Consisted of 53 weeks.
(b)
Represents interest expense, net of interest income, not included in U.S. Credit Card Segment profit. For 2012, 2011 and 2010, U.S. Credit Card Segment profit included $13 million, $72 million and $83 million of interest expense on nonrecourse debt collateralized by credit card receivables, respectively. These amounts, along with other net interest expense, equal consolidated GAAP net interest expense.
(c)
Represents the gain on receivables held for sale recorded in our Consolidated Statements of Operations, plus the difference between U.S. Credit Card Segment bad debt expense and net write-offs for the fourth quarter of 2012.
(d)
Taxes are allocated to our business segments based on income tax rates applicable to the operations of the segment for the period.
(e)
For 2012, 2011 and 2010, average diluted shares outstanding were 663.3 million, 683.9 million and 729.4 million, respectively.
(f)
Represents the effect of resolution of income tax matters. The 2012 results also include a $55 million tax expense for the adjustment related to receivables held for sale, while the 2011 results include a $32 million tax benefit related to the loss on early retirement of debt.
(g)
Represents the loss on early retirement of debt.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $784 million compared with $794 million in 2011. Short-term investments (highly liquid investments with an original maturity of three months or less from the time of purchase) of $130 million and $194 million were included in cash and cash equivalents at the end of 2012 and 2011, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Our 2012 operations were funded by both internally and externally generated funds. Cash flow provided by operations was $5,325 million in 2012 compared with $5,434 million in 2011. During 2012, we issued $1.5 billion of unsecured debt that matures in July 2042, and we amended the 2006/2007 Series Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. These cash flows, combined with our prior year-end cash position, allowed us to fund capital expenditures, pay current maturities, pay dividends and continue purchases under our share repurchase program.

Our 2012 period-end credit card receivables, at par, were $6,024 million compared with $6,357 million in 2011, a decrease of 5.2 percent. Average credit card receivables, at par, in 2012 decreased 5.1 percent compared with 2011 levels. This change was driven by the factors indicated in the U.S. Credit Card Segment above. As of February 2, 2013, $1,500 million of our credit card receivables portfolio was funded by third parties.

On October 22, 2012, we reached an agreement to sell our entire consumer credit card portfolio to TD Bank Group (TD). On March 13, 2013, we completed the sale to TD for cash consideration of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing. Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion. As of March 20, 2013, we also have open tender offers to use up to an aggregate of $1.2 billion of cash proceeds from the sale to repurchase outstanding debt. Over time, we expect to apply the remaining proceeds from the sale in a manner that will preserve our strong investment-grade credit ratings by further reducing our debt position and continuing our current share repurchase program.

Year-end inventory levels decreased slightly from $7,918 million in 2011 to $7,903 million in 2012, primarily due to supply chain management improvements and continued disciplined inventory management, partially offset by an increase in inventory for our 2013 Canadian retail market entry. Accounts payable increased by $199 million, or 2.9 percent over the same period.

Share Repurchases

During the first quarter of 2012, we completed a $10 billion share repurchase program authorized by our Board of Directors in November 2007, and began repurchasing shares under a new $5 billion program authorized by our Board of Directors in January 2012. During 2012, we repurchased 32.2 million shares of our common stock for a total investment of $1,900 million ($58.96 per share). During 2011, we repurchased 37.2 million shares of our common stock for a total investment of $1,894 million ($50.89 per share).

Dividends

We paid dividends totaling $869 million in 2012 and $750 million in 2011, for an increase of 15.9 percent. We declared dividends totaling $903 million ($1.38 per share) in 2012, for an increase of 16.2 percent over 2011. We declared dividends totaling $777 million ($1.15 per share) in 2011, an increase of 17.8 percent over 2010. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt, commercial paper and securitized debt markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. As of February 2, 2013, our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 6.1x in 2012, 5.9x in 2011 and 6.1x in 2010.

In 2012, we funded our peak sales season working capital needs through internally generated funds. In 2011, we funded our peak sales season working capital needs through our commercial paper program and used the cash generated from that sales season to repay the commercial paper issued.

Commercial Paper
(dollars in millions)	2012	2011	2010

Maximum daily amount outstanding during the year	$970	$1,211	$—
Average amount outstanding during the year	120	244	—
Amount outstanding at year-end	970	—	—
Weighted average interest rate	0.16%	0.11%	—%

We have additional liquidity through a committed $2.25 billion revolving credit facility obtained in October 2011 and expiring in October 2017. No balances were outstanding at any time during 2012 or 2011 under this facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. Our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants, and these covenants have no practical effect on our ability to pay dividends. Additionally, at February 2, 2013, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Capital Expenditures

	2012			2011
Capital Expenditures (a)
(millions)	U.S.	Canada	Total	U.S.	Canada	Total	2010

New stores	$673	$417	$1,090	$439	$1,619	$2,058	$574
Store remodels and expansions	690	—	690	1,289	—	1,289	966
Information technology, distribution and other	982	515	1,497	748	273	1,021	589

Total	$2,345	$932	$3,277	$2,476	$1,892	$4,368	$2,129

(a)
See Note 29 to our Consolidated Financial Statements for capital expenditures by segment.

The decrease in capital expenditures in 2012 from the prior year was primarily driven by the purchase of Zellers leases in Canada in 2011 and fewer store remodels in the U.S. in 2012, partially offset by continued investment in new stores in the U.S. and Canada and technology and multichannel investments. We expect approximately $3.8 billion of capital expenditures in 2013, reflecting an estimated $2.3 billion in our U.S. Segment and approximately $1.5 billion in our Canadian Segment.

Commitments and Contingencies

	Payments Due by Period
Contractual Obligations as of February 2, 2013 (millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Recorded contractual obligations:
Long-term debt (a)
Unsecured	$13,179	$501	$1,028	$3,002	$8,648
Nonrecourse	1,500	1,500	—	—	—
Capital lease obligations (b)	4,997	136	323	294	4,244
Real estate liabilities (c)	316	316	—	—	—
Deferred compensation (d)	505	41	88	99	277
Tax contingencies (e)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt
Unsecured	10,805	666	1,309	1,213	7,617
Nonrecourse	7	7	—	—	—
Operating leases (b)	4,029	179	343	312	3,195
Real estate obligations (f)	812	620	192	—	—
Purchase obligations (g)	1,472	685	646	40	101
Future contributions to retirement plans (h)	—	—	—	—	—

Contractual obligations	$37,622	$4,651	$3,929	$4,960	$24,082

(a)
Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. See Note 20 of the Notes to Consolidated Financial Statements for further information.
(b)
Total contractual lease payments include $3,323 million and $2,039 million of capital and operating lease payments, respectively, related to options to extend the lease term that are reasonably assured of being exercised. These payments also include $947 million and $181 million of legally binding minimum lease payments for stores that are expected to open in 2013 or later for capital and operating leases, respectively. Capital lease obligations include interest. See Note 22 of the Notes to Consolidated Financial Statements for further information.
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

(e)
Estimated tax contingencies of $280 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 23 of the Notes to Consolidated Financial Statements for further information.
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
(h)
We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above because no additional amounts are required to be funded as of February 2, 2013. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

Off Balance Sheet Arrangements:    Other than the unrecorded contractual obligations above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Critical Accounting Estimates

Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and cost of sales:    We use the retail inventory method to account for the majority of our inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed in the period incurred. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change, including changing consumer demand, guest preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $7,903 million and $7,918 million at February 2, 2013 and January 28, 2012, respectively, and is further described in Note 12 of the Notes to Consolidated Financial Statements.

Vendor income receivable:    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $621 million and $592 million at February 2, 2013 and January 28, 2012, respectively, and is described further in Note 4 of the Notes to Consolidated Financial Statements.

Credit card receivables accounting:    Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. When receivables were recorded, we recognized an allowance for doubtful accounts in an amount equal to anticipated future write-offs. The allowance included provisions for uncollectible finance charges and other credit-related fees. We estimated future write-offs based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. Accounts were automatically written off when they became 180 days past due. Management believes the allowance for doubtful accounts was appropriate to cover anticipated losses in our credit card accounts receivable; however, unexpected, significant deterioration in any of the factors mentioned above or in general economic conditions could have materially changed these expectations.

As of February 2, 2013, our consumer credit card receivables are recorded at the lower of cost (par) or fair value because they are classified as held for sale as a result of the credit card receivables transaction. Lower of cost (par) or fair value is determined on a segmented basis using the delinquency and credit-quality segmentation we have historically used to determine the allowance for doubtful accounts. Many nondelinquent balances are recorded at cost (par) because fair value exceeds cost. Delinquent balances are generally recorded at fair value, which reflects our expectation of losses on these receivables. Refer to Note 11 of the Notes to Consolidated Financial Statements for more information on our credit card receivables.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. A 10 percent decrease in the fair value of assets we intend to sell or close as of February 2, 2013 would result in additional impairment of $4 million in 2012. Historically, we have not realized material losses upon sale of long-lived assets.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $627 million and $646 million at February 2, 2013 and January 28, 2012, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would impact our self-insurance expense by $31 million in 2012. Historically, adjustments to our estimates have not been material. Refer to Item 7A for further disclosure of the market risks associated with these exposures.

Income taxes:    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as deemed appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $280 million and $318 million at February 2, 2013 and January 28, 2012, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 23 of the Notes to Consolidated Financial Statements.

Pension and postretirement health care accounting:    We maintain a funded qualified defined benefit pension plan, as well as several smaller and unfunded nonqualified plans and a postretirement health care plan for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits varies depending on team members' full-time or part-time status, date of hire and/or length of service. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate and compensation growth rates. The assumptions used to determine the period-end benefit obligation also establish the expense for the next year, with adjustments made for any significant plan or participant changes.

Our expected long-term rate of return on plan assets of 8.0 percent is determined by the portfolio composition, historical long-term investment performance and current market conditions. Our compound annual rate of return on qualified plans' assets was 5.7 percent, 10.0 percent, 7.8 percent and 9.5 percent for the 5-year, 10-year, 15-year and 20-year periods, respectively. A one percentage point decrease in our expected long-term rate of return would increase annual expense by $27 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $28 million.

Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

Pension and postretirement health care benefits are further described in Note 28 of the Notes to Consolidated Financial Statements.

Legal contingencies:    We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there may be a material adverse impact on the results of operations, cash flows or financial condition for the period in which the ruling occurs, or future periods.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: For our U.S. Credit Card Segment, aggregate portfolio risks; for our Canadian Segment, the timing and amount of future capital investments in Canada and our subsequent financial performance; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value of our consumer credit card receivables, the pending sale of these receivables and related gain, including beneficial interest, the application of proceeds from the sale and the impact on our future results of operations, earnings and rates, the continued execution of our share repurchase program, our expected capital expenditures, the expected effective income tax rate, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension and postretirement health care plans, the expected returns on pension plan assets, the impact of future changes in foreign currency exchange rates, the expected changes in gross margin and SG&A rates, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of claims and litigation, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At February 2, 2013, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate, and on our credit card receivables, the majority of which are assessed finance charges at a Prime-based floating-rate. Historically, to manage our net interest margin, we generally maintained levels of floating-rate debt to generate similar changes in net interest expense as finance charge revenues fluctuated. The degree of floating asset and liability matching varied over time and in different interest rate environments. At February 2, 2013, the amount of floating-rate credit card assets exceeded the amount of net floating-rate debt obligations by approximately $1 billion. See further description of our debt and derivative instruments in Notes 20 and 21 of the Notes to Consolidated Financial Statements. As a result of the sale of our consumer credit card portfolio, funding risk was transferred to TD Bank Group. Following the sale, our interest rate exposure will primarily be due to the extent by which our floating rate debt obligations differ from our floating rate short term investments. In general, we expect our floating rate debt to exceed our floating rate short term investments over time but that may vary in different interest rate environments.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at February 2, 2013, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $9 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $28 million. The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 36 percent of the interest rate exposure of our funded status.

As more fully described in Note 15 and Note 27 of the Notes to Consolidated Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.

We are exposed to market risk associated with foreign currency exchange rate fluctuations. We will be further exposed to this risk as we commence Canadian operations during 2013. During 2012 and 2011, gains and losses due to fluctuations in exchange rates were not significant as all stores were located in the United States, and the vast majority of imported merchandise was purchased in U.S. dollars.

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

Gregg W. Steinhafel Chief Executive Officer and President March 20, 2013	John J. Mulligan Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota

March 20, 2013

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2013, based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of February 2, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chief Executive Officer and President March 20, 2013	John J. Mulligan Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 2, 2013, and our report dated March 20, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota

March 20, 2013

Consolidated Statements of Operations

(millions, except per share data)	2012	2011	2010

Sales	$71,960	$68,466	$65,786
Credit card revenues	1,341	1,399	1,604

Total revenues	73,301	69,865	67,390
Cost of sales	50,568	47,860	45,725
Selling, general and administrative expenses	14,914	14,106	13,469
Credit card expenses	467	446	860
Depreciation and amortization	2,142	2,131	2,084
Gain on receivables held for sale	(161)	—	—

Earnings before interest expense and income taxes	5,371	5,322	5,252
Net interest expense	762	866	757

Earnings before income taxes	4,609	4,456	4,495
Provision for income taxes	1,610	1,527	1,575

Net earnings	$2,999	$2,929	$2,920

Basic earnings per share	$4.57	$4.31	$4.03

Diluted earnings per share	$4.52	$4.28	$4.00

Weighted average common shares outstanding
Basic	656.7	679.1	723.6
Diluted	663.3	683.9	729.4

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(millions) (unaudited)	2012	2011	2010

Net earnings	$2,999	$2,929	$2,920
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of provision/(benefit) for taxes of $58, $(56) and $(3)	92	(83)	(4)
Currency translation adjustment and cash flow hedges, net of provision/(benefit) for taxes of $8, $(11) and $3	13	(17)	4

Other comprehensive income/(loss)	105	(100)	—

Comprehensive income	$3,104	$2,829	$2,920

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	February 2, 2013	January 28, 2012

Assets
Cash and cash equivalents, including short-term investments of $130 and $194	$784	$794
Credit card receivables, held for sale	5,841	—
Credit card receivables, net of allowance of $0 and $430	—	5,927
Inventory	7,903	7,918
Other current assets	1,860	1,810

Total current assets	16,388	16,449
Property and equipment
Land	6,206	6,122
Buildings and improvements	28,653	26,837
Fixtures and equipment	5,362	5,141
Computer hardware and software	2,567	2,468
Construction-in-progress	1,176	963
Accumulated depreciation	(13,311)	(12,382)

Property and equipment, net	30,653	29,149
Other noncurrent assets	1,122	1,032

Total assets	$48,163	$46,630

Liabilities and shareholders' investment
Accounts payable	$7,056	$6,857
Accrued and other current liabilities	3,981	3,644
Unsecured debt and other borrowings	1,494	3,036
Nonrecourse debt collateralized by credit card receivables	1,500	750

Total current liabilities	14,031	14,287
Unsecured debt and other borrowings	14,654	13,447
Nonrecourse debt collateralized by credit card receivables	—	250
Deferred income taxes	1,311	1,191
Other noncurrent liabilities	1,609	1,634

Total noncurrent liabilities	17,574	16,522
Shareholders' investment
Common stock	54	56
Additional paid-in capital	3,925	3,487
Retained earnings	13,155	12,959
Accumulated other comprehensive loss
Pension and other benefit liabilities	(532)	(624)
Currency translation adjustment and cash flow hedges	(44)	(57)

Total shareholders' investment	16,558	15,821

Total liabilities and shareholders' investment	$48,163	$46,630

Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 645,294,423 shares issued and outstanding at February 2, 2013; 669,292,929 shares issued and outstanding at January 28, 2012.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at February 2, 2013 or January 28, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2012	2011	2010

Operating activities
Net earnings	$2,999	$2,929	$2,920
Reconciliation to cash flow
Depreciation and amortization	2,142	2,131	2,084
Share-based compensation expense	105	90	109
Deferred income taxes	(14)	371	445
Bad debt expense (a)	206	154	528
Gain on receivables held for sale	(161)	—	—
Noncash (gains)/losses and other, net	14	22	(145)
Changes in operating accounts:
Accounts receivable originated at Target	(217)	(187)	(78)
Inventory	15	(322)	(417)
Other current assets	(123)	(150)	(124)
Other noncurrent assets	(98)	43	(212)
Accounts payable	199	232	115
Accrued and other current liabilities	138	218	149
Other noncurrent liabilities	120	(97)	(103)

Cash flow provided by operations	5,325	5,434	5,271

Investing activities
Expenditures for property and equipment	(3,277)	(4,368)	(2,129)
Proceeds from disposal of property and equipment	66	37	69
Change in accounts receivable originated at third parties	254	259	363
Other investments	102	(108)	(47)

Cash flow required for investing activities	(2,855)	(4,180)	(1,744)

Financing activities
Change in commercial paper, net	970	—	—
Additions to short-term debt	—	1,500	—
Reductions of short-term debt	(1,500)	—	—
Additions to long-term debt	1,971	1,994	1,011
Reductions of long-term debt	(1,529)	(3,125)	(2,259)
Dividends paid	(869)	(750)	(609)
Repurchase of stock	(1,875)	(1,842)	(2,452)
Stock option exercises and related tax benefit	360	89	294
Other	(16)	(6)	—

Cash flow required for financing activities	(2,488)	(2,140)	(4,015)

Effect of exchange rate changes on cash and cash equivalents	8	(32)	—

Net decrease in cash and cash equivalents	(10)	(918)	(488)
Cash and cash equivalents at beginning of period	794	1,712	2,200

Cash and cash equivalents at end of period	$784	$794	$1,712

Supplemental information
Interest paid, net of capitalized interest	$775	$816	$752
Income taxes paid	1,603	1,109	1,259
Noncash financing activities
Property and equipment acquired through capital lease obligations	282	1,388	176

(a)
Includes both bad debt expense on credit card receivables through the end of the third quarter of 2012 and net write-offs of credit card receivables during the fourth quarter of 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

January 30, 2010	744.6	$62	$2,919	$12,947	$(581)	$15,347
Net earnings	—	—	—	2,920	—	2,920
Other comprehensive income	—	—	—	—	—	—
Dividends declared	—	—	—	(659)	—	(659)
Repurchase of stock	(47.8)	(4)	—	(2,510)	—	(2,514)
Stock options and awards	7.2	1	392	—	—	393

January 29, 2011	704.0	$59	$3,311	$12,698	$(581)	$15,487
Net earnings	—	—	—	2,929	—	2,929
Other comprehensive income	—	—	—	—	(100)	(100)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(37.2)	(3)	—	(1,891)	—	(1,894)
Stock options and awards	2.5	—	176	—	—	176

January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439

February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558

Dividends declared per share were $1.38, $1.15 and $0.92 in 2012, 2011 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (Target, the Corporation, or the Company) operates three reportable segments: U.S. Retail, U.S. Credit Card and Canadian. Our U.S. Retail Segment includes all of our U.S. merchandising operations. Our U.S. Credit Card Segment offers credit to qualified guests through our branded proprietary credit cards: the Target Credit Card and the Target Visa (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®, which strengthen the bond with our guests, drive incremental sales and contribute to our profitability. Our Canadian Segment was initially reported in the first quarter of 2011 as a result of our purchase of leasehold interests in Canada from Zellers, Inc. (Zellers). This segment includes costs incurred in the U.S. and Canada related to our 2013 Canadian retail market entry.

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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2012 ended February 2, 2013 and consisted of 53 weeks. Fiscal 2011 ended January 28, 2012, and consisted of 52 weeks. Fiscal 2010 ended January 29, 2011, and consisted of 52 weeks. Fiscal 2013 will end February 1, 2014, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

2. Revenues

Our retail stores generally record revenue at the point of sale. Sales from our online and mobile applications include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $25 million, $22 million and $20 million in 2012, 2011 and 2010, respectively.

Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not have expiration dates. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.

Credit card revenues are recognized according to the contractual provisions of each credit card agreement. When accounts are written off, uncollected finance charges and late fees are recorded as a reduction of credit card revenues. Target retail sales charged on our credit cards totaled $5,807 million, $4,686 million and $3,455 million in 2012, 2011 and 2010, respectively.

Since October 2010, guests receive a 5-percent discount on virtually all purchases at checkout every day when they use a REDcard. In November 2011, guests also began to receive free shipping at Target.com when they use their REDcard. The discounts associated with loyalty programs are included as reductions in sales in our Consolidated Statements of Operations and were $583 million, $340 million and $162 million in 2012, 2011 and 2010, respectively.

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
Import cost

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

5. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, internet advertisements and media broadcast, are expensed at first showing or distribution of the advertisement, and are recorded net of related vendor income.

Advertising Costs (millions)	2012	2011	2010

Gross advertising costs	$1,653	$1,589	$1,490
Vendor income	231	229	198

Net advertising costs	$1,422	$1,360	$1,292

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

Earnings Per Share (millions, except per share data)	2012	2011	2010

Net earnings	$2,999	$2,929	$2,920

Basic weighted average common shares outstanding	656.7	679.1	723.6
Dilutive impact of share-based awards (a)	6.6	4.8	5.8

Dilutive weighted average common shares outstanding	663.3	683.9	729.4

Basic earnings per share	$4.57	$4.31	$4.03
Dilutive earnings per share	$4.52	$4.28	$4.00

(a)
Excludes 5.0 million, 15.5 million and 10.9 million share-based awards for 2012, 2011 and 2010, respectively, because their effects were antidilutive.

7. Credit Card Receivables Transaction

On October 22, 2012, we reached an agreement to sell our entire consumer credit card portfolio to TD Bank Group (TD) for cash consideration equal to the gross (par) value of the outstanding receivables at the time of closing. Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. With this agreement, our receivables are classified as held for sale at February 2, 2013, and are recorded at the lower of cost (par) or fair value. We recorded a gain of $161 million outside of our segments in 2012, representing the net adjustment to eliminate our allowance for doubtful accounts and record our receivables at lower of cost (par) or fair value.

On March 13, 2013, we completed the sale to TD for cash consideration of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing. Subsequent to year-end, and concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion. As of March 20, 2013, we also have open tender offers to use up to an aggregate of $1.2 billion of cash proceeds from the sale to repurchase outstanding debt.

Following this sale, TD will underwrite, fund and own Target Credit Card and Target Visa receivables in the U.S. TD will control risk management policies and oversee regulatory compliance, and we will perform account servicing and primary marketing functions. We will earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. This transaction will be accounted for as a sale, and the receivables will no longer be reported on our Consolidated Statements of Financial Position.

Beginning with the first quarter of 2013, we will no longer report a U.S. Credit Card Segment. Income from the profit-sharing arrangement, net of account servicing expenses, will be recognized as an offset to SG&A expenses.

8. Canadian Leasehold Acquisition

During 2011, we purchased the leasehold interests in 189 sites operated by Zellers in Canada, in exchange for $1,861 million. In addition, we sold our right to acquire the leasehold interests in 54 of these sites to third-parties for a total of $225 million. These transactions resulted in a final net purchase price of $1,636 million, which was included in expenditures for property and equipment in the Consolidated Statements of Cash Flows.

As a result of the acquisition, the following net assets were recorded in our Canadian Segment: buildings and improvements of $2,887 million; finite-lived intangible assets of $23 million; unsecured debt and other borrowings of $1,274 million. The finite-lived intangible assets are recorded in other noncurrent assets on the Consolidated Statements of Financial Position and have an amortization period ranging from 3-13 years.

The acquired sites were subleased back to Zellers for various terms, which all end no later than March 31, 2013.

9. Fair Value Measurements

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements – Recurring Basis	Fair Value at February 2, 2013			Fair Value at January 28, 2012
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents
Short-term investments	$130	$—	$—	$194	$—	$—
Other current assets
Interest rate swaps (a)	—	4	—	—	20	—
Prepaid forward contracts	73	—	—	69	—	—
Other noncurrent assets
Interest rate swaps (a)	—	85	—	—	114	—
Company-owned life insurance investments (b)	—	269	—	—	371	—

Total	$203	$358	$—	$263	$505	$—

Liabilities
Other current liabilities
Interest rate swaps (a)	$—	$2	$—	$—	$7	$—
Other noncurrent liabilities
Interest rate swaps (a)	$—	$54	$—	$—	$69	$—

Total	$—	$56	$—	$—	$76	$—

(a)
There was one interest rate swap designated as an accounting hedge at February 2, 2013 and January 28, 2012. See Note 21 for additional information on interest rate swaps.
(b)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts were $817 million at February 2, 2013 and $669 million at January 28, 2012.

Position	Valuation Technique

Short-term investments	Carrying value approximates fair value because maturities are less than three months.
Prepaid forward contracts	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
Interest rate swaps

Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit-risk adjustment is made on each swap using observable market credit spreads.

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

Financial Instruments Not Measured at Fair Value	February 2, 2013		January 28, 2012
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Other current assets
Marketable securities (a)	$61	$61	$35	$35
Other noncurrent assets
Marketable securities (a)	4	4	6	6

Total	$65	$65	$41	$41

Financial liabilities
Total debt (b)	$15,618	$18,143	$15,680	$18,142

Total	$15,618	$18,143	$15,680	$18,142

(a)
Represents held-to-maturity investments and cash equivalents that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.
(b)
Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings, excluding unamortized swap valuation adjustments and capital lease obligations.

As of February 2, 2013, our consumer credit card receivables are recorded at the lower of cost (par) or fair value because they are classified as held for sale. We estimated the fair value of our consumer credit card portfolio to be approximately $6.3 billion using a cash flow-based, economic-profit model using Level 3 inputs, including the forecasted performance of the portfolio and a market-based discount rate. We used internal data to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value used in our lower of cost (par) or fair value assessment, which could cause gains or losses on our receivables held for sale. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $37 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $8 million. Refer to Note 7 for more information on our credit card receivables transaction. As of January 28, 2012, we estimated that the fair value of our credit card receivables approximated par value.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

10. Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. These investments were $130 million and $194 million at February 2, 2013 and January 28, 2012, respectively. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $371 million and $330 million at February 2, 2013 and January 28, 2012, respectively. Payables due to Visa resulting from the use of Target Visa Cards are included within cash equivalents and were $34 million and $35 million at February 2, 2013 and January 28, 2012, respectively.

11. Credit Card Receivables

Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. As of February 2, 2013, our consumer credit card receivables are recorded at the lower of cost (par) or fair value because they are classified as held for sale. Lower of cost (par) or fair value was determined on a segmented basis using the delinquency and credit-quality segmentation we have historically used to determine the allowance for doubtful accounts. Many nondelinquent balances are recorded at cost (par) because fair value exceeds cost. Delinquent balances are generally recorded at fair value, which reflects our expectation of losses on these receivables. Refer to Note 7 for more information on our credit card receivables transaction.

Credit card receivables are our only significant class of financing receivables. Substantially all past-due accounts accrue finance charges until they are written off. Accounts are written off when they become 180 days past due.

Age of Credit Card Receivables	February 2, 2013		January 28, 2012
(dollars in millions)	Amount	Percent of Receivables	Amount	Percent of Receivables

Current	$5,614	93.1%	$5,791	91.1%
1-29 days past due	179	3.0	260	4.1
30-59 days past due	70	1.2	97	1.5
60-89 days past due	45	0.8	62	1.0
90+ days past due	116	1.9	147	2.3

Credit card receivables, at par	$6,024	100%	$6,357	100%
Lower of cost or fair value adjustment	183		—
Allowance for doubtful accounts	—		430

Credit card receivables, net	$5,841		$5,927

Allowance for Doubtful Accounts

Historically, we recognized an allowance for doubtful accounts in an amount equal to the anticipated future write-offs of existing receivables and uncollectible finance charges and other credit-related fees. We estimated future write-offs on the entire credit card portfolio collectively based on historical experience of delinquencies, risk scores, aging trends and industry risk trends. We continue to recognize an allowance for doubtful accounts and bad debt expense within our U.S. Credit Card Segment, which allows us to evaluate the performance of the portfolio. The allowance for doubtful accounts is eliminated in consolidation to present the receivables at the lower of cost (par) or fair value.

Allowance for Doubtful Accounts (millions)	2012	2011	2010

Allowance at beginning of period	$430	$690	$1,016
Bad debt expense	196	154	528
Write-offs (a)	(424)	(572)	(1,007)
Recoveries (a)	133	158	153

Segment allowance at end of period	335	430	690
Elimination of segment allowance	335	—	—

Allowance at end of period	$—	$430	$690

(a)
Write-offs include the principal amount of losses (excluding accrued and unpaid finance charges), and recoveries include current period principal collections on previously written-off balances. These amounts combined represent net write-offs.

We monitor both the credit quality and the delinquency status of the portfolio. We consider accounts 30 or more days past due as delinquent, and we update delinquency status daily. We also monitor risk in the portfolio by assigning internally generated scores to each account and by obtaining current FICO scores, a nationally recognized credit scoring model, for a statistically representative sample of accounts each month. The credit-quality segmentation presented below is consistent with the approach used in determining our allowance for doubtful accounts in our U.S. Credit Card Segment.

	February 2, 2013		January 28, 2012
Receivables Credit Quality		Percent of Receivables		Percent of Receivables
(dollars in millions)	Amount		Amount

Nondelinquent accounts
FICO score of 700 or above	$2,826	46.8%	$2,882	45.4%
FICO score of 600 to 699	2,387	39.6	2,463	38.7
FICO score below 600	580	9.7	706	11.1

Total nondelinquent accounts	5,793	96.1	6,051	95.2
Delinquent accounts (30+ days past due)	231	3.9	306	4.8

Credit card receivables, at par	6,024	100%	6,357	100%
Lower of cost or fair value adjustment	183		—
Allowance for doubtful accounts	—		430

Credit card receivables, net	$5,841		$5,927

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

In March 2012, we amended the 2006/2007 Series Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. Parties who hold the Variable Funding Certificate receive interest at a variable short-term market rate. Outstanding debt related to the 2006/2007 securitized borrowing was $1,500 million and $1,000 million at February 2, 2013 and January 28, 2012, respectively. Collateral related to these borrowings was $1,899 million and $1,266 million at February 2, 2013 and January 28, 2012, respectively. We repaid this borrowing at par and terminated the Master Trust concurrent with the closing of the credit card receivables transaction described in Note 7.

12. Inventory

The majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates and internally measured retail price indices.

Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market because permanent markdowns are currently taken as a reduction of the retail value of inventory.

We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in sales and cost of sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,800 million, $1,736 million and $1,581 million in 2012, 2011 and 2010, respectively.

13. Other Current Assets

Other Current Assets (millions)	February 2, 2013	January 28, 2012

Vendor income receivable	$621	$592
Other receivables (a)	395	411
Prepaid expenses	310	206
Deferred taxes	193	275
Other	341	326

Total	$1,860	$1,810

(a)
Includes pharmacy receivables and income taxes receivable.

14. Property and Equipment

Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation and amortization expense for 2012, 2011 and 2010 was $2,120 million, $2,107 million and $2,060 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred and were $695 million, $666 million and $726 million in 2012, 2011 and 2010, respectively. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)

Buildings and improvements	8-39
Fixtures and equipment	3-15
Computer hardware and software	4-7

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the asset's carrying value may not be recoverable. Impairments of $37 million, $43 million and $34 million in 2012, 2011 and 2010, respectively, were recorded as a result of the reviews performed and project scope changes.

15. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 2, 2013	January 28, 2012

Company-owned life insurance investments (a)	$269	$371
Goodwill and intangible assets	224	242
Deferred taxes	206	56
Interest rate swaps (b)	85	114
Other	338	249

Total	$1,122	$1,032

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.
(b)
See Notes 9 and 21 for additional information relating to our interest rate swaps.

16. Goodwill and Intangible Assets

Goodwill totaled $59 million at February 2, 2013 and January 28, 2012. No impairments were recorded in 2012, 2011 or 2010 as a result of the goodwill impairment tests performed.

Intangible Assets	Leasehold Acquisition Costs		Other (a)		Total
(millions)	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012

Gross asset	$237	$243	$149	$146	$386	$389
Accumulated amortization	(120)	(119)	(101)	(87)	(221)	(206)

Net intangible assets	$117	$124	$48	$59	$165	$183

(a)
Other intangible assets relate primarily to acquired customer lists and trademarks.

We use the straight-line method to amortize leasehold acquisition costs primarily over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 29 years and 5 years, respectively, at February 2, 2013. Amortization expense was $22 million in 2012 and $24 million in each of 2011 and 2010.

Estimated Amortization Expense (millions)	2013	2014	2015	2016	2017

Amortization expense	$24	$21	$20	$19	$14

17. Accounts Payable

At February 2, 2013 and January 28, 2012, we reclassified book overdrafts of $588 million and $575 million, respectively, to accounts payable.

18. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 2, 2013	January 28, 2012

Wages and benefits	$938	$898
Real estate, sales and other taxes payable	624	547
Gift card liability (a)	503	467
Project costs accrual	347	131
Income tax payable	272	257
Straight-line rent accrual (b)	235	215
Dividends payable	232	202
Workers' compensation and general liability (c)	160	164
Interest payable	91	109
Other	579	654

Total	$3,981	$3,644

(a)
Gift card liability represents the amount of unredeemed gift cards, net of estimated breakage.
(b)
Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.
(c)
See footnote (a) to the Other Noncurrent Liabilities table in Note 24 for additional detail.

19. Commitments and Contingencies

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were $1,472 million and $1,396 million at February 2, 2013 and January 28, 2012, respectively. These purchase obligations are primarily due within three years. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

We issue trade letters of credit in the ordinary course of business. Trade letters of credit totaled $1,539 million and $1,516 million at February 2, 2013 and January 28, 2012, respectively, a portion of which are reflected in accounts payable. Standby letters of credit, relating primarily to retained risk on our insurance claims, totaled $76 million and $66 million at February 2, 2013 and January 28, 2012, respectively.

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

20. Notes Payable and Long-Term Debt

At February 2, 2013, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	February 2, 2013
(dollars in millions)	Rate (a)	Balance

Due 2013-2017 (b)	3.6%	$6,031
Due 2018-2022	4.0	2,416
Due 2023-2027	6.7	171
Due 2028-2032	6.6	1,060
Due 2033-2037	6.8	3,501
Due 2038-2042	4.0	1,469

Total notes and debentures	4.7	14,648
Swap valuation adjustments		78
Capital lease obligations		1,952
Less: Amounts due within one year		(2,024)

Long-term debt		$14,654

(a)
Reflects the weighted average stated interest rate as of year-end.
(b)
Includes $1.5 billion of nonrecourse debt collateralized by credit card receivables. See Note 11.

Required Principal Payments (millions)	2013	2014	2015	2016	2017

Unsecured	$501	$1,001	$27	$751	$2,251
Nonrecourse	1,500	—	—	—	—

Total required principal payments	$2,001	$1,001	$27	$751	$2,251

On March 13, 2013, we repaid $1.5 billion of outstanding nonrecourse debt as described in Note 7. As of March 20, 2013, we also have open tender offers to use up to an aggregate of $1.2 billion of cash proceeds from the sale of our receivables portfolio to repurchase outstanding debt with original maturities between 2020 through 2038.

We periodically obtain short-term financing under our commercial paper program, a form of notes payable.

Commercial Paper (dollars in millions)	2012	2011	2010

Maximum daily amount outstanding during the year	$970	$1,211	$—
Average amount outstanding during the year	120	244	—
Amount outstanding at year-end	970	—	—
Weighted average interest rate	0.16%	0.11%	—%

In October 2011, we entered into a five-year $2.25 billion revolving credit facility that expires in October 2017. No balances were outstanding at any time during 2012 or 2011.

In June 2012, we issued $1.5 billion of unsecured fixed rate debt at 4.0% that matures in July 2042. Proceeds from this issuance were used for general corporate purposes.

As described in Note 11, as of February 2, 2013, we maintained an accounts receivable financing program through which we sold credit card receivables to a bankruptcy remote, wholly owned subsidiary, which in turn transferred the receivables to a Trust. The Trust, either directly or through related trusts, sold debt securities to third parties.

Nonrecourse Debt Collateralized by Credit Card Receivables (millions)	2012	2011

Balance at beginning of period	$1,000	$3,954
Issued	500	—
Accretion	—	41
Repaid (a)	—	(2,995)

Balance at end of period	$1,500	$1,000

(a)
Includes repayments of $226 million for the 2008 series of secured borrowings during 2011 due to declines in gross credit card receivables and payment of $2,769 million in 2011 to repurchase and retire in full this series of secured borrowings.

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

In March 2012, we amended the 2006/2007 Series Variable Funding Certificate to obtain additional funding of $500 million and to extend the maturity to 2013. We repaid this borrowing at par and terminated the Master Trust concurrent with the closing of the credit card receivables transaction described in Note 7.

21. Derivative Financial Instruments

Historically our derivative instruments have primarily consisted of interest rate swaps, which are used to mitigate our interest rate risk. We have counterparty credit risk resulting from our derivative instruments, primarily with large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 9 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of February 2, 2013 and January 28, 2012, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized in 2012 or 2011.

Outstanding Interest Rate Swap Summary	February 2, 2013
	Designated Swap	De-designated Swap
(dollars in millions)	Pay Floating	Pay Floating	Pay Fixed

Weighted average rate:
Pay	three-month LIBOR	one-month LIBOR	3.1%
Receive	1.0%	5.3%	one-month LIBOR
Weighted average maturity	1.5 years	2.4 years	2.4 years
Notional	$350	$750	$750

Derivative Contracts – Type, Statement of Financial Position Classification and Fair Value (millions)
	Assets			Liabilities
	Classification	Feb. 2, 2013	Jan. 28, 2012	Classification	Feb. 2, 2013	Jan. 28, 2012

Designated as hedging instrument:
Interest rate swaps	Other noncurrent assets	$3	$3	N/A	$—	$—
Not designated as hedging instruments:
Interest rate swaps	Other current assets	4	20	Other current liabilities	2	7
Interest rate swaps	Other noncurrent assets	82	111	Other noncurrent liabilities	54	69

Total		$89	$134		$56	$76

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following impact on our Consolidated Statements of Operations:

Derivative Contracts – Effect on Results of Operations (millions)
Type of Contract	Classification of Income/(Expense)	2012	2011	2010

Interest rate swaps	Net interest expense	$44	$41	$51

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $75 million, $111 million and $152 million, at the end of 2012, 2011 and 2010, respectively.

22. Leases

We lease certain retail locations, warehouses, distribution centers, office space, land, equipment and software. Assets held under capital leases are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term.

Rent expense is included in SG&A expenses. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in SG&A, consistent with similar costs for owned locations. Rent income received from tenants who rent properties is recorded as a reduction to SG&A expense.

Rent Expense (millions)	2012	2011	2010

Property and equipment	$194	$193	$188
Software	33	33	25
Rent income (a)	(85)	(61)	(13)

Total rent expense	$142	$165	$200

(a)
Rent income in 2012 and 2011 includes $75 million and $51 million, respectively, related to sites acquired in our Canadian leasehold acquisition that are being subleased back to Zellers for various terms, which all end no later than March 31, 2013.

Total capital lease interest expense was $109 million in 2012 (including $78 million of interest expense on Canadian capitalized leases), $69 million in 2011 (including $44 million of interest expense on Canadian capitalized leases) and $16 million in 2010, and is included within net interest expense on the Consolidated Statements of Operations.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of February 2, 2013 and January 28, 2012 were $2,038 million and $1,752 million, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Rent Income	Total

2013	$179	$136	$(11)	$304
2014	174	173	(6)	341
2015	169	150	(5)	314
2016	158	148	(4)	302
2017	154	146	(4)	296
After 2017	3,195	4,244	(17)	7,422

Total future minimum lease payments	$4,029	$4,997	$(47)	$8,979
Less: Interest (c)		(3,035)

Present value of future minimum capital lease payments (d)		$1,962

(a)
Total contractual lease payments include $2,039 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $181 million of legally binding minimum lease payments for stores that are expected to open in 2013 or later.
(b)
Capital lease payments include $3,323 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $947 million of legally binding minimum payments for stores opening in 2013 or later.
(c)
Calculated using the interest rate at inception for each lease.
(d)
Includes the current portion of $21 million.

23. Income Taxes

Tax Rate Reconciliation (millions)	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	2.0	1.0	1.4
International	(0.6)	(0.7)	(0.6)
Other	(1.5)	(1.0)	(0.7)

Effective tax rate	34.9%	34.3%	35.1%

Certain discrete state income tax items reduced our effective tax rate by 1.0 percentage points, 2.0 percentage points, and 2.4 percentage points in 2012, 2011 and 2010, respectively.

Provision for Income Taxes (millions)	2012	2011	2010

Current:
Federal	$1,471	$1,069	$1,086
State	135	74	40
International	18	13	4

Total current	1,624	1,156	1,130

Deferred:
Federal	124	427	388
State	14	—	57
International	(152)	(56)	—

Total deferred	(14)	371	445

Total provision	$1,610	$1,527	$1,575

Net Deferred Tax Asset/(Liability) (millions)	February 2, 2013	January 28, 2012

Gross deferred tax assets:
Accrued and deferred compensation	$537	$489
Allowance for doubtful accounts and lower of cost or fair value adjustment on credit card receivables held for sale	67	157
Accruals and reserves not currently deductible	352	347
Self-insured benefits	249	257
Foreign operating loss carryforward	189	43
Other	123	149

Total gross deferred tax assets	1,517	1,442

Gross deferred tax liabilities:
Property and equipment	(1,995)	(1,930)
Deferred credit card income	(91)	(102)
Inventory	(210)	(162)
Other	(133)	(109)

Total gross deferred tax liabilities	(2,429)	(2,303)

Total net deferred tax asset/(liability)	$(912)	$(861)

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

At February 2, 2013, we had foreign net operating loss carryforwards of $714 million, which are available to offset future income. We expect substantially all of these carryforwards, which generally expire in 2031 and 2032, to be fully utilized prior to expiration.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. These accumulated net earnings relate to ongoing operations and were $52 million ($592 million earnings offset by deficits) at February 2, 2013 and $300 million ($483 million earnings offset by deficits) at January 28, 2012. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams on the U.S. federal income tax returns for years 2010 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2012	2011	2010

Balance at beginning of period	$236	$302	$452
Additions based on tax positions related to the current year	10	12	16
Additions for tax positions of prior years	19	31	68
Reductions for tax positions of prior years	(42)	(101)	(222)
Settlements	(7)	(8)	(12)

Balance at end of period	$216	$236	$302

If we were to prevail on all unrecognized tax benefits recorded, $142 million of the $216 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended February 2, 2013, January 28, 2012 and January 29, 2011, we recorded a benefit from the reversal of accrued penalties and interest of $16 million, $12 million and $28 million, respectively. We had accrued for the payment of interest and penalties of $64 million, $82 million and $95 million at February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

24. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 2, 2013	January 28, 2012

Workers' compensation and general liability (a)	$467	$482
Deferred compensation	479	421
Income tax	180	224
Pension and postretirement health care benefits	170	225
Other	313	282

Total	$1,609	$1,634

(a)
We retain a substantial portion of the risk related to general liability and workers' compensation claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value.

25. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. During the first quarter of 2012, we completed a $10 billion share repurchase program that was authorized by our Board of Directors in November 2007.

Share Repurchases (millions, except per share data)	2012	2011	2010

Total number of shares purchased	32.2	37.2	47.8
Average price paid per share	$58.96	$50.89	$52.44
Total investment	$1,900	$1,894	$2,508

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts (a) (millions)	2012	2011	2010

Total number of shares purchased	0.5	1.0	1.1
Total cash investment	$25	$52	$56
Aggregate market value (b)	$29	$52	$61

(a)
These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 27.
(b)
At their respective settlement dates.

26. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 24.9 million and 32.5 million at February 2, 2013 and January 28, 2012, respectively.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. Total share-based compensation expense recognized in the Consolidated Statements of Operations was $105 million, $90 million and $109 million in 2012, 2011 and 2010, respectively. The related income tax benefit was $42 million, $35 million and $43 million in 2012, 2011 and 2010, respectively.

Stock Options

We grant nonqualified stock options to certain team members under the Plan that generally vest and become exercisable annually in equal amounts over a four-year period and expire 10 years after the grant date. We also grant options with a ten-year term to the non-employee members of our Board of Directors which vest immediately, but are not exercisable until one year after the grant date. We use a Black-Scholes valuation model to estimate the fair value of the options at the grant date.

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)

January 28, 2012	38,154	$47.59	$166	23,283	$47.06	$121
Granted	5,063	60.57
Expired/forfeited	(971)	49.15
Exercised/issued	(7,788)	42.55

February 2, 2013	34,458	$50.60	$366	21,060	$48.25	$273

(a)
In thousands.
(b)
Weighted average per share.
(c)
Represents stock price appreciation subsequent to the grant date, in millions.

Black-Scholes Model Valuation Assumptions	2012	2011	2010

Dividend yield	2.4%	2.5%	1.8%
Volatility (a)	23%	27%	26%
Risk-free interest rate (b)	1.0%	1.0%	2.1%
Expected life in years (c)	5.5	5.5	5.5
Stock options grant date fair value	$9.70	$9.20	$12.51

(a)
Volatility represents an average of market estimates for implied volatility of Target common stock.
(b)
The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date.
(c)
The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior.

Stock Option Exercises (millions)	2012	2011	2010

Cash received for exercise price	$331	$93	$271
Intrinsic value	139	27	132
Income tax benefit	55	11	52

At February 2, 2013, there was $88 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.2 years. The weighted average remaining life of currently exercisable options is 5.1 years, and the weighted average remaining life of all outstanding options is 6.6 years. The total fair value of options vested was $68 million, $75 million and $87 million in 2012, 2011 and 2010, respectively.

Performance Share Units

We have issued performance share units to certain team members annually since January 2003. These units represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on two measures: domestic market share change and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $58.61, $48.63 and $52.62 in 2012, 2011 and 2010, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Price (b)

January 28, 2012	1,552	$39.93
Granted	422	58.61
Forfeited	(135)	31.53
Vested	(583)	27.19

February 2, 2013	1,256	$51.53

(a)
Assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding units at February 2, 2013 was 876 thousand.
(b)
Weighted average per unit.

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for currently unvested awards could reach a maximum of $24 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 0.8 years. The fair value of performance share units vested and converted was $16 million in 2012 and was not significant in 2011 and 2010.

Restricted Stock

We issue restricted stock units and restricted stock awards (collectively restricted stock) to certain team members with three-year cliff vesting from the grant date. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. Restricted stock units represent shares potentially issuable in the future whereas restricted stock awards represent shares issued upon grant that are restricted. The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant. The weighted average grant date fair value for restricted stock was $60.44, $49.42 and $55.17 in 2012, 2011 and 2010, respectively.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Price (b)

January 28, 2012	1,610	$50.76
Granted	1,540	60.44
Forfeited	(41)	53.88
Vested	(214)	50.76

February 2, 2013	2,895	$56.12

(a)
Represents the number of restricted stock units and restricted stock awards, in thousands.
(b)
Weighted average per unit.

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At February 2, 2013, there was $103 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested and converted was $11 million, $9 million and $3 million in 2012, 2011 and 2010, respectively.

27. Defined Contribution Plans

Team members who meet eligibility requirements can participate in a defined contribution 401(k) plan by investing up to 80 percent of their compensation, as limited by statute or regulation. Generally, we match 100 percent of each team member's contribution up to 5 percent of total compensation. Company match contributions are made to funds designated by the participant.

In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 3,000 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our management executive committee, in part to recognize the risks inherent to their participation in a plan of this nature. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering substantially fewer than 100 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms. Our total liability under these plans is $505 million at February 2, 2013.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $14 million, $(4) million and $4 million in 2012, 2011 and 2010, respectively. During 2012 and 2011, we invested $19 million and $61 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 25. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock
		Contractual Price Paid per Share
(millions, except per share data)	Number of Shares		Contractual Fair Value	Total Cash Investment

January 28, 2012	1.4	$44.21	$69	$61
February 2, 2013	1.2	$45.46	$73	$54

Plan Expenses
(millions)	2012	2011	2010

401(k) plan
Matching contributions expense	$218	$197	$190
Nonqualified deferred compensation plans
Benefits expense (a)	78	38	63
Related investment loss/(income) (b)	(43)	(10)	(31)

Nonqualified plan net expense	$35	$28	$32

(a)
Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.
(b)
Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

28. Pension and Postretirement Health Care Plans

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

	Pension Benefits
Change in Projected Benefit Obligation					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2012	2011	2012	2011	2012	2011

Benefit obligation at beginning of period	$3,015	$2,525	$38	$31	$100	$94
Service cost	120	116	1	1	10	10
Interest cost	137	135	2	2	3	4
Actuarial (gain)/loss	107	349	—	7	18	—
Participant contributions	1	1	—	—	5	6
Benefits paid	(126)	(111)	(3)	(3)	(12)	(14)
Plan amendments	(90)	—	(1)	—	(3)	—

Benefit obligation at end of period	$3,164	$3,015	$37	$38	$121	$100

	Pension Benefits
Change in Plan Assets					Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2012	2011	2012	2011	2012	2011

Fair value of plan assets at beginning of period	$2,921	$2,515	$—	$—	$—	$—
Actual return on plan assets	305	364	—	—	—	—
Employer contributions	122	152	3	3	7	8
Participant contributions	1	1	—	—	5	6
Benefits paid	(126)	(111)	(3)	(3)	(12)	(14)

Fair value of plan assets at end of period	3,223	2,921	—	—	—	—
Benefit obligation at end of period	3,164	3,015	37	38	121	100

Funded/(underfunded) status	$59	$(94)	$(37)	$(38)	$(121)	$(100)

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans (a)
(millions)	2012	2011	2012	2011

Other noncurrent assets	$81	$3	$—	$—
Accrued and other current liabilities	(1)	(1)	(9)	(9)
Other noncurrent liabilities	(21)	(96)	(149)	(129)

Net amounts recognized	$59	$(94)	$(158)	$(138)

(a)
Includes postretirement health care benefits.

The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income			Postretirement Health Care Plans
	Pension Plans
(millions)	2012	2011	2012	2011

Net actuarial loss	$947	$1,027	$58	$44
Prior service credits	(91)	—	(34)	(41)

Amounts in accumulated other comprehensive income	$856	$1,027	$24	$3

The following table summarizes the changes in accumulated other comprehensive income for the years ended February 2, 2013 and January 28, 2012, related to our pension and postretirement health care plans:

Change in Accumulated Other Comprehensive Income			Postretirement Health Care Benefits
	Pension Benefits
(millions)	Pretax	Net of Tax	Pretax	Net of Tax

January 29, 2011	$894	$543	$(3)	$(2)
Net actuarial loss	198	120	—	—
Amortization of net actuarial losses	(67)	(41)	(4)	(2)
Amortization of prior service costs and transition	2	1	10	6

January 28, 2012	1,027	623	3	2
Net actuarial loss	23	13	18	11
Amortization of net actuarial losses	(103)	(63)	(4)	(2)
Amortization of prior service costs and transition	—	—	10	6
Plan amendments	(91)	(56)	(3)	(2)

February 2, 2013	$856	$517	$24	$15

The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2013:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of Tax

Net actuarial loss	$108	$65
Prior service credits	(27)	(16)

Total amortization expense	$81	$49

The following table summarizes our net pension and postretirement health care benefits expense for the years 2012, 2011 and 2010:

Net Pension and Postretirement Health Care Benefits Expense				Postretirement Health Care Benefits
	Pension Benefits
(millions)	2012	2011	2010	2012	2011	2010

Service cost benefits earned during the period	$121	$117	$115	$10	$10	$9
Interest cost on projected benefit obligation	139	137	129	3	4	4
Expected return on assets	(220)	(206)	(191)	—	—	—
Amortization of losses	103	67	44	3	4	4
Amortization of prior service cost	—	(2)	(3)	(10)	(10)	(10)

Total	$143	$113	$94	$6	$8	$7

Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2012	2011

Accumulated benefit obligation (ABO) for all plans (a)	$3,140	$2,872
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	59	55
Total ABO for pension plans with an ABO in excess of plan assets	53	48

(a)
The present value of benefits earned to date assuming no future salary growth.
(b)
The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

Benefit Obligation Weighted Average Assumptions			Postretirement Health Care Benefits
	Pension Benefits
	2012	2011	2012	2011

Discount rate	4.40%	4.65%	2.75%	3.60%
Average assumed rate of compensation increase	3.00	3.50	n/a	n/a

Net Periodic Benefit Expense Weighted Average Assumptions
				Postretirement Health Care Benefits
	Pension Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	4.65%	5.50%	5.85%	3.60%	4.35%	4.85%
Expected long-term rate of return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Average assumed rate of compensation increase	3.50	4.00	4.00	n/a	n/a	n/a

The discount rate used to measure net periodic benefit expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). With an essentially stable asset allocation over the following time periods, our most recent compound annual rate of return on qualified plans' assets was 5.7 percent, 10.0 percent, 7.8 percent, and 9.5 percent for the 5-year, 10-year, 15-year and 20-year periods, respectively.

The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.

Our expected annualized long-term rate of return assumptions as of February 2, 2013 were 8.5 percent for domestic and international equity securities, 5.5 percent for long-duration debt securities, 8.5 percent for balanced funds and 10.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets.

An increase in the cost of covered health care benefits of 7.5 percent was assumed for 2012 and is assumed for 2013. The rate will be reduced to 5.0 percent in 2019 and thereafter.

Health Care Cost Trend Rates – 1% Change (millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	9	(8)

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

		Actual Allocation
Asset Category	Current Targeted Allocation
		2012	2011

Domestic equity securities (a)	19%	20%	19%
International equity securities	12	11	11
Debt securities	25	27	29
Balanced funds	30	29	25
Other (b)	14	13	16

Total	100%	100%	100%

(a)
Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of February 2, 2013 and January 28, 2012.
(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments and a 4 percent allocation to real estate.

Fair Value Measurements		Fair Value at February 2, 2013				Fair Value at January 28, 2012
(millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$174	$5	$169	$—	$263	$11	$252	$—
Common collective trusts (a)	878	—	878	—	653	—	653	—
Government securities (b)	296	—	296	—	356	—	356	—
Fixed income (c)	560	—	560	—	466	—	466	—
Balanced funds (d)	925	—	925	—	744	—	744	—
Private equity funds (e)	236	—	—	236	283	—	—	283
Other (f)	154	—	32	122	156	—	41	115

Total plan assets	$3,223	$5	$2,860	$358	$2,921	$11	$2,512	$398

(a)
Passively managed index funds with holdings in domestic and international equities.
(b)
Investments in government securities and passively managed index funds with holdings in long-term government bonds.
(c)
Investments in corporate bonds, mortgage-backed securities and passively managed index funds with holdings in long-term corporate bonds.
(d)
Investments in equities, nominal and inflation-linked fixed income securities, commodities and public real estate.
(e)
Includes investments in venture capital, mezzanine and high-yield debt, natural resources and timberland funds.
(f)
Investments in multi-strategy hedge funds (including domestic and international equity securities, convertible bonds and other alternative investments), real estate and derivative investments.

Level 3 Reconciliation		Actual Return on Plan Assets (a)
(millions)	Balance at Beginning of Period	Relating to Assets Still Held at the Reporting Date	Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Balance at End of Period

2011
Private equity funds	$327	$(6)	$26	$(64)	$—	$283
Other	127	9	—	(21)	—	115

2012
Private equity funds	$283	$17	$25	$(89)	$—	$236
Other	115	4	—	3	—	122

(a)
Represents realized and unrealized gains (losses) from changes in values of those financial instruments only for the period in which the instruments were classified as Level 3.

Position	Valuation Technique

Cash and cash equivalents	These investments are cash holdings and investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the fund. The NAV for the investment vehicles is based on the value of the underlying assets owned by the fund minus applicable costs and liabilities, and then divided by the number of shares outstanding.
Equity securities	Valued at the closing price reported on the major market on which the individual securities are traded.
Common collective trusts/ balanced funds/ certain multi-strategy hedge funds	Valued using the NAV provided by the administrator of the fund. The NAV is a quoted transactional price for participants in the fund, which do not represent an active market.
Fixed income and government securities	Valued using matrix pricing models and quoted prices of securities with similar characteristics.
Private equity/ real estate/ certain multi-strategy hedge funds/ other

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

Contributions

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2012 and 2011, we made discretionary contributions of $122 million and $152 million, respectively, to our qualified defined benefit pension plans. We are not required to make any contributions in 2013. However, depending on investment performance and plan funded status, we may elect to make a contribution. We expect to make contributions in the range of $6 million to $7 million to our postretirement health care benefit plan in 2013.

Estimated Future Benefit Payments

Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits

2013	$141	$6
2014	150	7
2015	158	7
2016	167	8
2017	176	8
2018-2022	1,007	48

29. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	2012 (a)				2011				2010
(millions)	U.S. Retail	U.S. Credit Card	Canadian	Total	U.S. Retail	U.S. Credit Card	Canadian	Total	U.S. Retail	U.S. Credit Card	Canadian	Total

Sales/Credit card revenues	$71,960	$1,341	$—	$73,301	$68,466	$1,399	$—	$69,865	$65,786	$1,604	$—	$67,390
Cost of sales	50,568	—	—	50,568	47,860	—	—	47,860	45,725	—	—	45,725
Bad debt expense (b)	—	196	—	196	—	154	—	154	—	528	—	528
Selling, general and administrative/Operations and marketing expenses (b)(c)	14,342	562	272	15,176	13,774	550	74	14,398	13,367	433	—	13,801
Depreciation and amortization	2,031	13	97	2,142	2,067	17	48	2,131	2,065	19	—	2,084

Segment EBIT (d)	5,019	570	(369)	5,219	4,765	678	(122)	5,322	4,629	624	—	5,252
Interest expense on nonrecourse debt collateralized by credit card receivables (e)	—	13	—	13	—	72	—	72	—	83	—	83

Segment profit/(loss)	$5,019	$557	$(369)	$5,206	$4,765	$606	$(122)	$5,250	$4,629	$541	$—	$5,169
Unallocated (income) and expenses:
Other net interest expense (e)				749				794				674
Adjustment related to receivables held for sale (f)				(152)				—				—

Earnings before income taxes				$4,609				$4,456				$4,495

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a)
Consisted of 53 weeks.
(b)
The combination of bad debt expense and operations and marketing expenses, less amounts the U.S. Retail Segment charges the U.S. Credit Card Segment for loyalty programs, within the U.S. Credit Card Segment represent credit card expenses on the Consolidated Statements of Operations. For the fourth quarter of 2012, bad debt expense was replaced by net write-offs in this calculation.
(c)
Effective with the October 2010 nationwide launch of our new 5% REDcard Rewards loyalty program, we changed the formula under which the U.S. Retail Segment charges the U.S. Credit Card Segment to better align with the attributes of the new program. Loyalty program charges were $300 million, $258 million and $102 million in 2012, 2011 and 2010, respectively. In all periods these amounts were recorded as reductions to SG&A expenses within the U.S. Retail Segment and increases to operations and marketing expenses within the U.S. Credit Card Segment.
(d)
The combination of Segment EBIT and the adjustment related to receivables held for sale represents earnings before interest expense and income taxes on the Consolidated Statements of Operations.
(e)
The combination of interest expense on nonrecourse debt collateralized by credit card receivables and other net interest expense represents net interest expense on the Consolidated Statements of Operations.
(f)
Represents the gain on receivables held for sale recorded in our Consolidated Statements of Operations, plus the difference between U.S. Credit Card Segment bad debt expense and net write-offs for the fourth quarter of 2012.

Total Assets by Segment (millions)	February 2, 2013	January 28, 2012

U.S. Retail	$37,404	$37,108
U.S. Credit Card	5,885	6,135
Canadian	4,722	3,387

Total segment assets	$48,011	$46,630
Unallocated assets (a)	152	—

Total assets	$48,163	$46,630

(a)
Represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Capital Expenditures by Segment (millions)	2012(a)	2011	2010

U.S. Retail	$2,335	$2,466	$2,121
U.S. Credit Card	10	10	8
Canadian	932	1,892	—

Total	$3,277	$4,368	$2,129

(a)
Consisted of 53 weeks.

30. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2012 and 2011:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2012	2011	2012	2011	2012	2011	2012 (a)	2011	2012 (a)	2011

Sales	$16,537	$15,580	$16,451	$15,895	$16,601	$16,054	$22,370	$20,937	$71,960	$68,466
Credit card revenues	330	355	328	345	328	348	356	351	1,341	1,399

Total revenues	16,867	15,935	16,779	16,240	16,929	16,402	22,726	21,288	73,301	69,865
Cost of sales	11,541	10,838	11,297	10,872	11,569	11,165	16,160	14,986	50,568	47,860
Selling, general and administrative expenses	3,392	3,233	3,588	3,473	3,704	3,525	4,229	3,876	14,914	14,106
Credit card expenses	120	88	108	86	106	109	135	162	467	446
Depreciation and amortization	529	512	531	509	542	546	539	564	2,142	2,131
Gain on receivables held for sale	—	—	—	—	(156)	—	(5)	—	(161)	—

Earnings before interest expense and income taxes	1,285	1,264	1,255	1,300	1,164	1,057	1,668	1,700	5,371	5,322
Net interest expense	184	183	184	191	192	200	204	292	762	866

Earnings before income taxes	1,101	1,081	1,071	1,109	972	857	1,464	1,408	4,609	4,456
Provision for income taxes	404	392	367	405	335	302	503	427	1,610	1,527

Net earnings	$697	$689	$704	$704	$637	$555	$961	$981	$2,999	$2,929

Basic earnings per share	$1.05	$0.99	$1.07	$1.03	$0.97	$0.82	$1.48	$1.46	$4.57	$4.31
Diluted earnings per share	1.04	0.99	1.06	1.03	0.96	0.82	1.47	1.45	4.52	4.28
Dividends declared per share	0.30	0.25	0.36	0.30	0.36	0.30	0.36	0.30	1.38	1.15
Closing common stock price:
High	58.86	55.39	61.95	51.81	65.44	55.56	64.48	54.75	65.44	55.56
Low	50.33	49.10	54.81	46.33	60.62	46.44	58.57	48.51	50.33	46.33

Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

(a)
The fourth quarter and total year 2012 consisted of 14 weeks and 53 weeks, respectively, compared with 13 weeks and 52 weeks in the comparable prior-year periods.

Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Household essentials	26%	26%	27%	26%	26%	26%	21%	21%	25%	25%
Hardlines	16	17	15	16	14	15	24	26	18	19
Apparel and accessories	20	20	20	21	20	20	18	18	19	19
Food and pet supplies	21	20	20	18	21	20	18	17	20	19
Home furnishings and décor	17	17	18	19	19	19	19	18	18	18

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 29, 2013. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Additional Information—Business Ethics and Conduct, and General Information About the Board of Directors and Corporate Governance—Committees, of Target's Proxy Statement to be filed on or about April 29, 2013, are incorporated herein by reference. See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

Executive Compensation and Director Compensation, of Target's Proxy Statement to be filed on or about April 29, 2013, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Certain Shareholders and Equity Compensation Plan Information, of Target's Proxy Statement to be filed on or about April 29, 2013, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and General Information About the Board of Directors and Corporate Governance—Director Independence, of Target's Proxy Statement to be filed on or about April 29, 2013, are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees, of Target's Proxy Statement to be filed on or about April 29, 2013, are incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)
Financial Statements

Consolidated Statements of Operations for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Financial Position at February 2, 2013 and January 28, 2012
Consolidated Statements of Cash Flows for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Consolidated Statements of Shareholders' Investment for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Financial Statement Schedules
For the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011:
II – Valuation and Qualifying Accounts

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)
Exhibits

(2)A	†	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (1)
B	†	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (2)
C		Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (3)
D		Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (4)
E	†	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.
F	‡	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (5)
G	‡	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (6)
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (7)
B		By-Laws (as amended through September 9, 2009) (8)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (9)

B		First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (10)
C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (11)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (12)
C	*	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011) (13)
D	*	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011) (14)
E	*	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011) (15)
F	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (16)
G	*	Target Corporation Officer EDCP (2012 Plan Statement) (as amended and restated effective June 5, 2012) (17)
H	*	Amended and Restated Deferred Compensation Plan Directors (18)
I	*	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011) (19)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011) (20)
K	*	Target Corporation Executive Excess Long Term Disability Plan (21)
L	*	Director Retirement Program (22)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (23)
N		Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (24)
O		Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (25)
P	*	Target Corporation 2011 Long-Term Incentive Plan (26)
Q	*	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (27)
R	*	Form of Executive Non-Qualified Stock Option Agreement
S	*	Form of Executive Restricted Stock Unit Agreement
T	*	Form of Executive Performance Share Unit Agreement (28)
U	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (29)
V	*	Form of Non-Employee Director Restricted Stock Unit Agreement
W	*	Form of Cash Retention Award
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.

†
Excludes the Disclosure Letter and Schedule A referred to in the agreement, Exhibits A and B to the First Amending Agreement, and Exhibit A to the Fourth Amending Agreement which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.
‡
Excludes Schedules A through N, Annex A and Exhibits A-1 through C-2 referred to in the agreement and First Amendment, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.
*
Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)
Incorporated by reference to Exhibit (2)A to Target's Form 10-Q Report for the quarter ended October 29, 2011.
(2)
Incorporated by reference to Exhibit (2)B to Target's Form 10-K Report for the year ended January 28, 2012.
(3)
Incorporated by reference to Exhibit (2)C to Target's Form 10-Q Report for the quarter ended July 28, 2012.
(4)
Incorporated by reference to Exhibit (2)D to Target's Form 10-Q Report for the quarter ended July 28, 2012.
(5)
Incorporated by reference to Exhibit (2)E to Target's Form 10-Q Report for the quarter ended October 27, 2012.
(6)
Incorporated by reference to Exhibit (2)G to Target's Form 8-K Report filed March 14, 2013.
(7)
Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
(8)
Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed September 10, 2009.
(9)
Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.
(10)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(11)
Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 30, 2012.
(12)
Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(13)
Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(14)
Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(15)
Incorporated by reference to Exhibit (10)E to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(16)
Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(17)
Incorporated by reference to Exhibit (10)G to Target's Form 10-Q Report for the quarter ended July 28, 2012.
(18)
Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(19)
Incorporated by reference to Exhibit (10)I to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(20)
Incorporated by reference to Exhibit (10)J to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(21)
Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(22)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(23)
Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(24)
Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2011.
(25)
Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended October 27, 2012.
(26)
Incorporated by reference to Appendix A to Target's Proxy Statement filed April 28, 2011.
(27)
Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(28)
Incorporated by reference to Exhibit (10)X to Target's Form 10-K Report for the year ended January 28, 2012.
(29)
Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 20, 2013		John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 20, 2013	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 20, 2013	John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN CALVIN DARDEN MARY N. DILLON JAMES A. JOHNSON MARY E. MINNICK	ANNE M. MULCAHY DERICA W. RICE JOHN G. STUMPF SOLOMON D. TRUJILLO	Constituting a majority of the Board of Directors

John J. Mulligan, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 20, 2013		John J. Mulligan Attorney-in-fact

TARGET CORPORATION
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2012, 2011 and 2010

(millions)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Cost, Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts:
2012 (a)	$430	196	(626)	$—
2011	$690	154	(414)	$430
2010	$1,016	528	(854)	$690

Sales returns reserves (b):
2012	$38	1,249	(1,241)	$46
2011	$38	1,238	(1,238)	$38
2010	$41	1,146	(1,149)	$38

(a)
As of February 2, 2013, our receivables were classified as held for sale and recorded at the lower of cost (par) or fair value. As a result, we no longer reported an allowance for doubtful accounts in our Consolidated Statements of Financial Position.
(b)
These amounts represent the gross margin effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $114 million, $98 million and $97 million for 2012, 2011 and 2010, respectively.

Exhibit Index

Exhibit	Description	Manner of Filing

(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)B	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)E	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Filed Electronically
(2)F	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(2)G	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B	First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)	Incorporated by Reference
(4)C	Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.	Filed Electronically
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)E	Target Corporation SPP III (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2012 Plan Statement) (as amended and restated effective June 5, 2012)	Incorporated by Reference
(10)H	Amended and Restated Deferred Compensation Plan Directors	Incorporated by Reference

Exhibit	Description	Manner of Filing

(10)I	Target Corporation DDCP (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)K	Target Corporation Executive Excess Long Term Disability Plan	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference
(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)O	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)P	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)Q	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)R	Form of Executive Non-Qualified Stock Option Agreement	Filed Electronically
(10)S	Form of Executive Restricted Stock Unit Agreement	Filed Electronically
(10)T	Form of Executive Performance Share Unit Agreement	Incorporated by Reference
(10)U	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)V	Form of Non-Employee Director Restricted Stock Unit Agreement	Filed Electronically
(10)W	Form of Cash Retention Award	Filed Electronically
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically