Form 10-Q
period 2013-05-04
TARGET CORP
filed 2013-05-30
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 28, 2013 were 641,703,245.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
	May 4,	April 28,
(millions, except per share data) (unaudited)	2013	2012
Sales	$16,706	$16,537
Credit card revenues	—	330
Total revenues	16,706	16,867
Cost of sales	11,563	11,541
Selling, general and administrative expenses	3,590	3,392
Credit card expenses	—	120
Depreciation and amortization	536	529
Gain on receivables transaction	(391)	—
Earnings before interest expense and income taxes	1,408	1,285
Net interest expense	629	184
Earnings before income taxes	779	1,101
Provision for income taxes	281	404
Net earnings	$498	$697
Basic earnings per share	$0.78	$1.05
Diluted earnings per share	$0.77	$1.04
Weighted average common shares outstanding
Basic	642.1	666.3
Dilutive impact of share-based awards(a)	7.4	6.1
Diluted	649.5	672.4

(a) Excludes 4.4 million and 11.5 million share-based awards for the three months ended May 4, 2013 and April 28, 2012, respectively, because their effects were antidilutive.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
	May 4,	April 28,
(millions) (unaudited)	2013	2012
Net earnings	$498	$697
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $26 and $9	40	14
Currency translation adjustment and cash flow hedges, net of taxes of $9 and $17	(29)	26
Other comprehensive income	11	40
Comprehensive income	$509	$737

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	May 4,	February 2,	April 28,
(millions)	2013	2013	2012
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $1,112, $130 and $18	$1,819	$784	$675
Inventory	8,099	7,903	7,670
Other current assets	1,939	1,860	1,698
Credit card receivables, held for sale	—	5,841	—
Credit card receivables, net of allowance of $0, $0 and $395	—	—	5,548
Total current assets	11,857	16,388	15,591
Property and equipment
Land	6,213	6,206	6,136
Buildings and improvements	28,949	28,653	27,037
Fixtures and equipment	5,199	5,362	4,979
Computer hardware and software	2,382	2,567	2,275
Construction-in-progress	1,348	1,176	1,232
Accumulated depreciation	(13,017)	(13,311)	(12,151)
Property and equipment, net	31,074	30,653	29,508
Other noncurrent assets	1,303	1,122	1,076
Total assets	$44,234	$48,163	$46,175
Liabilities and shareholders’ investment
Accounts payable	$6,721	$7,056	$6,292
Accrued and other current liabilities	3,915	3,981	3,671
Current portion of long-term debt and other borrowings	523	2,994	2,483
Total current liabilities	11,159	14,031	12,446
Long-term debt and other borrowings	13,691	14,654	14,967
Deferred income taxes	1,295	1,311	1,209
Other noncurrent liabilities	1,569	1,609	1,690
Total noncurrent liabilities	16,555	17,574	17,866
Shareholders’ investment
Common stock	53	54	55
Additional paid-in capital	4,159	3,925	3,595
Retained earnings	12,873	13,155	12,854
Accumulated other comprehensive loss
Pension and other benefit liabilities	(492)	(532)	(610)
Currency translation adjustment and cash flow hedges	(73)	(44)	(31)
Total shareholders’ investment	16,520	16,558	15,863
Total liabilities and shareholders’ investment	$44,234	$48,163	$46,175

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 641,253,199, 645,294,423 and 661,096,903 shares issued and outstanding at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at May 4, 2013, February 2, 2013 or April 28, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
	May 4,	April 28,
(millions) (unaudited)	2013	2012
Operating activities
Net earnings	$498	$697
Reconciliation to cash flow
Depreciation and amortization	536	529
Share-based compensation expense	29	25
Deferred income taxes	(66)	7
Bad debt expense(a)	41	52
Gain on receivables transaction	(391)	—
Loss on debt extinguishment	445	—
Noncash (gains)/losses and other, net	8	2
Changes in operating accounts:
Accounts receivable originated at Target	157	142
Proceeds on sale of accounts receivable originated at Target	2,717	—
Inventory	(175)	248
Other current assets	(64)	88
Other noncurrent assets	20	(3)
Accounts payable	(375)	(566)
Accrued and other current liabilities	(146)	28
Other noncurrent liabilities	(4)	58
Cash flow provided by operations	3,230	1,307
Investing activities
Expenditures for property and equipment	(901)	(829)
Proceeds from disposal of property and equipment	19	1
Change in accounts receivable originated at third parties	121	185
Proceeds from sale of accounts receivable originated at third parties	3,020	—
Cash paid for acquisitions, net of cash assumed	(58)	—
Other investments	52	(16)
Cash flow provided by/(required for) investing activities	2,253	(659)
Financing activities
Change in commercial paper, net	(970)	450
Additions to long-term debt	—	500
Reductions of long-term debt	(2,916)	(1,005)
Dividends paid	(232)	(201)
Repurchase of stock	(540)	(592)
Stock option exercises and related tax benefit	209	82
Other	—	(2)
Cash flow required for financing activities	(4,449)	(768)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase/(decrease) in cash and cash equivalents	1,035	(119)
Cash and cash equivalents at beginning of period	784	794
Cash and cash equivalents at end of period	$1,819	$675

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013, and bad debt expense on credit card receivables during the three months ended April 28, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
(unaudited)
Net earnings	—	—	—	498	—	498
Other comprehensive income	—	—	—	—	11	11
Dividends declared	—	—	—	(231)	—	(231)
Repurchase of stock	(8.5)	(1)	—	(549)	—	(550)
Stock options and awards	4.5	—	234	—	—	234
May 4, 2013	641.3	$53	$4,159	$12,873	$(565)	$16,520

Dividends declared per share were $0.36 and $0.30 for the three months ended May 4, 2013 and April 28, 2012, respectively. For the fiscal year ended February 2, 2013, dividends declared per share were $1.38.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the 2012 Form 10-K for Target Corporation (Target). The same accounting policies are followed in preparing quarterly and annual financial data. See the notes in our 2012 Form 10-K for those policies. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Credit Card Receivables Transaction

On October 22, 2012, we reached an agreement to sell our entire U.S. consumer credit card portfolio to TD Bank Group (TD) for cash consideration equal to the gross (par) value of the outstanding receivables at the time of closing. Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. Following this agreement, our receivables were classified as held for sale and recorded at the lower of cost (par) or fair value.

On March 13, 2013, we completed the sale of our entire U.S. consumer credit card portfolio to TD Bank Group (TD) for cash consideration of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.

TD now underwrites, funds and owns Target Credit Card and Target Visa consumer receivables in the U.S. TD controls risk management  policies  and  oversees  regulatory  compliance,  and  we  perform  account  servicing  and  primary  marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. Income from the TD profit-sharing arrangement and our related account servicing expenses are classified within SG&A expenses in the U.S. Segment.

In the first quarter of 2013, we recognized a gain on sale of $391 million related to consideration received in excess of the recorded amount of the receivables. Consideration received included cash of $5.7 billion and a $225 million beneficial interest asset. The beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset and will not be recorded as income in our Consolidated Statements of Operations. Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four-year period, with larger reductions in the early years.

During the three months ended May 4, 2013, the U.S. Segment earned credit card revenues prior to the close of the transaction and $105 million of profit-sharing income from TD after the close of the transaction. On a consolidated basis, this profit-sharing income is offset by a $17 million reduction in the beneficial interest asset, for a net $88 million impact. These amounts are classified within SG&A expenses in the Consolidated Statements of Operations.

The $225 million beneficial interest asset was reduced during the quarter ended May 4, 2013 by $15 million of profit-sharing payments related to sold receivables, and it was also reduced by a $2 million income statement charge due to revaluing the remaining asset. As of May 4, 2013, $208 million of a beneficial interest asset remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position.

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

Fair Value Measurements - Recurring Basis
	Fair Value at			Fair Value at			Fair Value at
	May 4, 2013			February 2, 2013			April 28, 2012
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$1,112	$—	$—	$130	$—	$—	$18	$—	$—
Other current assets
Interest rate swaps(a)	—	1	—	—	4	—	—	15	—
Prepaid forward contracts	74	—	—	73	—	—	74	—	—
Beneficial interest asset(b)	—	—	98	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	83	—	—	85	—	—	104	—
Company-owned life insurance investments(c)	—	285	—	—	269	—	—	372	—
Beneficial interest asset(b)	—	—	110	—	—	—	—	—	—
Total	$1,186	$369	$208	$203	$358	$—	$92	$491	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$—	$—	$—	$2	$—	$—	$5	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	53	—	—	54	—	—	65	—
Total	$—	$53	$—	$—	$56	$—	$—	$70	$—

(a) There was one interest rate swap designated as an accounting hedge in all periods presented. See Note 5 for additional information on interest rate swaps.

(b) A rollforward of the Level 3 beneficial interest asset is included in Note 2.

(c) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts were $782 million at May 4, 2013, $817 million at February 2, 2013 and $677 million at April 28, 2012.

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

Beneficial interest asset

Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $32 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $7 million. As described in Note 2, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a smaller impact on the estimated fair value.

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

Financial Instruments Not Measured at Fair Value	May 4, 2013		February 2, 2013		April 28, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value	Amount	Value
Financial assets
Other current assets
Marketable securities (a)	$10	$10	$61	$61	$43	$43
Other noncurrent assets
Marketable securities (a)	4	4	4	4	2	2
Total	$14	$14	$65	$65	$45	$45
Financial liabilities
Total debt(b)	$12,178	$14,591	$15,618	$18,143	$15,630	$18,057
Total	$12,178	$14,591	$15,618	$18,143	$15,630	$18,057

(a) Held-to-maturity investments that are held to satisfy the regulatory requirements of Target Bank and Target National Bank.

(b) Represents the sum of nonrecourse debt collateralized by credit card receivables and unsecured debt and other borrowings, excluding unamortized swap valuation adjustments and capital lease obligations.

Prior to the March 13, 2013 sale described in Note 2, we owned a portfolio of consumer credit card receivables. As of February 2, 2013, the receivables were recorded at the lower of cost (par) or fair value because they were classified as held for sale. We estimated the fair value of the receivables to be approximately $6.3 billion as of February 2, 2013. As of April 28, 2012, we estimated that the fair value of our credit card receivables approximated par value.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended
	May 4,	April 28,
(dollars in millions)	2013	2012
Maximum daily amount outstanding during the period	$1,465	$605
Average daily amount outstanding during the period	488	162
Amount outstanding at period-end	—	450
Weighted average interest rate	0.11%	0.15%

Concurrent with the sale of our credit card receivables portfolio, we repaid $1.5 billion of nonrecourse debt collateralized by credit card receivables (the 2006/2007 Series Variable Funding Certificate). We also used $1.4 billion of proceeds from the transaction to repurchase at market value an additional $970 million of debt during the first quarter of 2013. We recognized a loss on this early retirement of $445 million, which was recorded in net interest expense in our Consolidated Statements of Operations. Refer to Note 2 for more information on our credit card receivables transaction.

5. Derivative Financial Instruments

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

As of May 4, 2013 and April 28, 2012, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three months ended May 4, 2013 or April 28, 2012.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations		Three Months Ended
(millions)		May 4,	April 28,
Type of Contract	Classification of Income/(Expense)	2013	2012
Interest rate swaps	Net interest expense	$8	$10

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $69 million, $75 million and $102 million, at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

6. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. During the first quarter of 2012, we completed a $10 billion share repurchase program that was authorized by our Board of Directors in November 2007.

Share Repurchases	Three Months Ended
(millions, except per share data)	May 4, 2013	April 28, 2012
Total number of shares purchased	8.5	10.5
Average price paid per share	$64.04	$57.31
Total investment	$547	$604

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended
	May 4,	April 28,
(millions)	2013	2012
Total number of shares purchased	0.1	0.2
Total cash investment	$7	$12
Aggregate market value(b)	$9	$12

(a) These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts are provided in Note 7.

(b) At their respective settlement dates.

7. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We have qualified defined benefits pension plans, unfunded nonqualified pension plans and provide certain post-retirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
(millions)	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
Service cost benefits earned during the period	$30	$30	$2	$2
Interest cost on projected benefit obligation	35	36	—	2
Expected return on assets	(59)	(55)	—	—
Amortization of losses	25	25	1	1
Amortization of prior service cost	(3)	—	(4)	(3)
Total	$28	$36	$(1)	$2

Other Benefits

We offer unfunded nonqualified deferred compensation plans to certain team members. We mitigate some of our risk of these plans through investing in vehicles, including company-owned life insurance and prepaid forward contracts in our own common stock, that offset a substantial portion of our economic exposure to the returns of these plans. These investment vehicles are general corporate assets and are marked to market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur.

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $11 million for both the three months ended May 4, 2013 and April 28, 2012. For the three months ended May 4, 2013, we made no investments in prepaid forward contracts in our own common stock. For the three months ended April 28, 2012, we invested $7 million in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 6. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock		Contractual
	Number of	Price Paid	Contractual	Total Cash
(millions, except per share data)	Shares	per Share	Fair Value	Investment
April 28, 2012	1.3	$45.56	$74	$58
February 2, 2013	1.2	45.46	73	54
May 4, 2013	1.0	45.07	74	47

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income (AOCI) by component, net of tax, for the three months ended May 4, 2013.

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension and Other Benefit Liabilities	Total
February 2, 2013	$(29)	$(15)	$(532)	$(576)
Other comprehensive income before reclassifications	—	(30)	28	(2)
Amounts reclassified from AOCI	1 (a)	—	12 (b)	13
Net other comprehensive income	1	(30)	40	11
May 4, 2013	$(28)	$(45)	$(492)	$(565)

(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes, which are recorded in net interest expense on the Consolidated Statements of Operations.

(b) Represents amortization of pension and other benefit liabilities, net of $8 million of taxes, which is recorded in SG&A expenses on the Consolidated Statements of Operations. See Note 7 for additional information.

9. Segment Reporting

Through fiscal 2012, we operated as three business segments: U.S. Retail, U.S. Credit Card and Canadian. Following the sale of our credit card receivables portfolio described in Note 2, we operate as two segments: U.S. and Canadian. Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended May 4, 2013			Three Months Ended April 28, 2012
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$16,620	$86	$16,706	$16,537	$—	$16,537
Cost of sales	11,509	53	11,563	11,541	—	11,541
Selling, general and administrative expenses(a)	3,381	193	3,573	3,148	34	3,182
Depreciation and amortization	491	45	536	508	21	529
Segment profit	$1,239	$(205)	$1,034	$1,340	$(55)	$1,285
Gain on receivables transaction			391			—
Reduction of beneficial interest asset(a)			(17)			—
Earnings before interest expense and income taxes			1,408			1,285
Net interest expense			629			184
Earnings before income taxes			$779			$1,101

Note: The sum of the segment amounts may not equal the total amounts due to rounding.

Note: Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment.

(a) For the three months ended May 4, 2013, the U.S. Segment recognizes within SG&A all amounts related to the profit-sharing arrangement with TD and related servicing expenses. For purposes of consolidated results, a portion of the profit-sharing is recognized as a reduction to the beneficial interest asset. As a result, SG&A expenses for the U.S. and Canadian Segments of $3,573 million plus the reduction of the beneficial interest asset of $17 million equals consolidated SG&A expenses. For the three months ended April 28, 2012, the combination of SG&A expenses and credit card expenses, less credit card revenues, in our Consolidated Statements of Operations equals total SG&A as reported in our business segment results, as revised.

Total Assets by Segment (millions)	May 4, 2013	February 2, 2013	April 28, 2012
U.S.	$38,591	$43,289	$42,597
Canadian	5,435	4,722	3,578
Total segment assets	44,026	48,011	46,175
Unallocated assets (a)	208	152	—
Total assets	$44,234	$48,163	$46,175

Note: Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment.

(a)  Represents the beneficial interest asset for the period ended May 4, 2013. For the period ended February 2, 2013, represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Sales were $16,706 million for the three months ended May 4, 2013, an increase of $169 million or 1.0 percent from the same period in the prior year. Cash flow provided by operations was $3,230 million and $1,307 million for the three months ended May 4, 2013 and April 28, 2012, respectively. In connection with the sale of our U.S. credit card receivables, we received cash of $5.7 billion in the first quarter of 2013. Of this amount, $2.7 billion was included in cash flow provided by operations and $3.0 billion was included in cash flow provided by investing activities.

Notable items impacting earnings for the first quarter of 2013 include:

•      A $391 million gain on the sale of our U.S. credit card receivables

•      A $445 million loss on the early retirement of debt

•                  A $205 million loss before interest expense and income taxes in our Canadian Segment, as compared to a $55 million loss in the comparable period last year

Diluted earnings per share in the first quarter, which includes the impact of matters described above, decreased 26.0 percent to $0.77 from $1.04 in the same period a year ago. Excluding the impact of matters described above, adjusted diluted earnings per share, which we believe is useful in providing period-to-period comparisons of the results of our U.S. operations, decreased 5.0 percent to $1.05 in first quarter 2013 from $1.11 in the same period a year ago.

Earnings Per Share	Three Months Ended
	May 4, 2013	April 28, 2012	Change
GAAP diluted earnings per share	$0.77	$1.04	(26.0)%
Adjustments (a)	0.28	0.07
Adjusted diluted earnings per share	$1.05	$1.11	(5.0)%

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

(a) Adjustments represent the diluted EPS impact of our 2013 Canadian market entry, adjustments related to the sale of our U.S. credit card receivables portfolio, favorable resolution of various income tax matters and the loss on early retirement of debt.

Following the sale of our U.S. credit card portfolio in March 2013, we no longer have a U.S. Credit Card Segment, and therefore have two reportable segments: a new U.S. Segment and a Canadian Segment. For comparison purposes, historical U.S. Retail Segment and U.S. Credit Card Segment results are combined to form the new U.S. Segment. All prior U.S. Credit Card Segment amounts are classified within SG&A expenses, except interest expense on nonrecourse debt collateralized by credit card receivables, which is excluded from our segment measure of profit.

Our first quarter 2013 financial results in our U.S. Segment reflect increased sales of 0.5 percent over the same period last year on a 0.6 percent decline in comparable-store sales that was offset by the contribution from new stores. Our first quarter 2013 U.S. Segment earnings before interest expense, income taxes, depreciation and amortization (EBITDA) and earnings before interest expense and income taxes (EBIT) margin rates decreased from the prior period, primarily due to an increase in our SG&A rate, partially offset by a higher gross margin rate. See further discussion in the U.S. Segment section below.

During the three months ended May 4, 2013 and April 28, 2012, the loss in our Canadian Segment totaled $205 million and $55 million, respectively, comprised of start-up expenses, operating expenses and depreciation in both periods, offset in the three months ended May 4, 2013 by gross margin generated by sales in our first 24 stores.

Credit Card Receivables Transaction

On March 13, 2013, we completed the sale of our entire U.S. consumer credit card portfolio to TD Bank Group (TD) for cash consideration of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.

TD now underwrites, funds and owns Target Credit Card and Target Visa consumer receivables in the U.S. TD controls risk management policies and oversees regulatory compliance, and we perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. Income from the TD profit-sharing arrangement and our related account servicing expenses are classified within SG&A expenses in the U.S. Segment.

In the first quarter of 2013, we recognized a gain on sale of $391 million related to consideration received in excess of the recorded amount of the receivables. Consideration received included cash of $5.7 billion and a $225 million beneficial interest asset. The beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset and will not be recorded as income in our Consolidated Statements of Operations. Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four-year period, with larger reductions in the early years.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended
(dollars in millions)	May 4, 2013	April 28, 2012	Percent Change
Sales	$16,620	$16,537	0.5%
Cost of sales	11,509	11,541	(0.3)
Gross margin	5,111	4,996	2.3
SG&A expenses (a)	3,381	3,148	7.4
EBITDA	1,730	1,848	(6.4)
Depreciation and amortization	491	508	(3.3)
EBIT	$1,239	$1,340	(7.5)%

Note: Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment. Quarterly and full-year historical information for the three most recently completed years reflecting the results for the U.S. Segment and Canadian Segment are attached as Exhibit (99) to our current report on Form 8-K filed April 16, 2013.

Note: See Note 9 to our consolidated financial statements for a reconciliation of our segment results to earnings before income taxes.

(a)SG&A includes credit card revenue and expenses for both periods presented prior to the close of the transaction. For the three months ended May 4, 2013, SG&A also includes $105 million of profit-sharing income from the arrangement with TD.

U.S. Segment Rate Analysis Reconciliation		Three Months Ended April 28, 2012				2013 U.S. Segment Change vs. 2012
	Three		Impact of
	Months		Historical U.S.		Historical U.S.			Historical
	Ended	U.S.	Credit Card		Retail	U.S.		U.S. Retail
	May 4, 2013	Segment	Segment(a)		Segment	Segment(b)		Segment(c)
Gross margin rate	30.7%	30.2%	—	pp	30.2%	0.5	pp	0.5	pp
SG&A expense rate	20.3	19.0	(0.9)		19.9	1.3		0.4
EBITDA margin rate	10.4	11.2	0.9		10.3	(0.8)		0.1
Depreciation and amortization expense rate	3.0	3.1	0.1		3.0	(0.1)		—
EBIT margin rate	7.5	8.1	0.8		7.3	(0.6)		0.2

Rate analysis metrics are computed by dividing the applicable amount by sales.

(a) Represents the impact of combining the historical U.S. Credit Card Segment and the U.S. Retail Segment to form the U.S. Segment for the three months ended April 28, 2012. Revised U.S. Segment results for prior periods reflect lower SG&A rates and increased EBIT and EBITDA margin rates as compared to the historical U.S. Retail Segment from the inclusion of credit card profits, net of expenses, within SG&A.

(b) Represents the year-over-year difference between the U.S. Segment rates. On an isolated basis, the SG&A rate is higher than prior periods due to credit card profit retained by TD under the profit-sharing arrangement.

(c) Represents the year-over-year difference between the U.S. Segment rates and the historical U.S. Retail Segment rates. On an isolated basis, the SG&A rate is reduced and EBITDA and EBIT margin rates are increased as compared to historical 2012 results because of the credit card profit now included in the U.S. Segment.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our digital business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended February 2, 2013 for a description of our product categories.

Sales by Product Category	Three Months Ended
	May 4, 2013	April 28, 2012
Household essentials	27%	26%
Hardlines	15	16
Apparel and accessories	20	20
Food and pet supplies	22	21
Home furnishings and décor	16	17
Total	100%	100%

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

Comparable-Store Sales	Three Months Ended
	May 4, 2013		April 28, 2012
Comparable-store sales change	(0.6	) %	5.3%
Drivers of change in comparable-store sales:
Number of transactions	(1.9)		2.0
Average transaction amount	1.3		3.2
Selling price per unit	(0.6)		2.6
Units per transaction	1.8		0.6

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

Credit is offered by TD to qualified guests through branded proprietary credit cards: the Target Credit Card and the Target Visa (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5-percent discount on virtually all purchases when they use a REDcard at Target.

We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target, with the remainder representing a shift in tender type.

REDcard Penetration	Three Months Ended
	May 4, 2013	April 28, 2012
Target Credit Cards	8.5%	7.1%
Target Debit Card	8.6	4.5
Total REDcard Penetration	17.1%	11.6%

Gross Margin Rate

For the three months ended May 4, 2013, our gross margin rate was 30.7 percent, increasing from 30.2 percent in the comparable period last year. The improvement in our gross margin rate is due to underlying rate improvements within categories, partially offset by the 0.3 percentage point impact of our integrated growth strategies of our 5% REDcard Rewards loyalty program and our store remodel program. Beginning in 2013, we made changes to certain merchandise vendor contracts regarding payments received in support of marketing programs. As a result, this vendor consideration will be recognized in 2013 as a reduction of our cost of sales, rather than as a reduction to SG&A. This change increased our gross margin rate by 0.2 percentage points with an equal and offsetting increase in our SG&A rate, and has no impact on EBITDA or EBIT margin rates.

Selling, General and Administrative Expense Rate

For the three months ended May 4, 2013, our SG&A expense rate was 20.3 percent, increasing from 19.0 percent in the comparable period last year. The SG&A rate increased 0.5 percentage points due to a smaller benefit from credit card income, including the impact of profit-sharing with TD. Technology and multichannel investments increased the SG&A rate by 0.4 percentage points. In addition, the 2013 change to certain merchandise vendor contracts increased our SG&A rate by 0.2 percentage points, with an equal and corresponding increase to the gross margin rate as discussed above.

Depreciation and Amortization Expense Rate

For the three months ended May 4, 2013, our depreciation and amortization expense rate was 3.0 percent, compared with 3.1 percent last year. The decrease was due to the favorable impact of higher sales combined with stable depreciation and amortization expenses, reflecting the stable pace of capital investments in recent years.

Store Data

Change in Number of Stores	Three Months Ended
	May 4	,	April 28 ,
	2013		2012
Beginning store count	1,778		1,763
Opened	6		3
Closed	—		(1)
Relocated	—		(1)
Ending store count	1,784		1,764
Number of stores remodeled during the period	32		114

Number of Stores and Retail Square Feet	Number of Stores						Retail Square Feet(a)
	May 4	,	February 2	,	April 28	,	May 4	,	February 2	,	April 28,
	2013		2013		2012		2013		2013		2012
General merchandise stores	359		391		521		42,435		46,584		62,464
Expanded food assortment stores	1,168		1,131		992		151,119		146,249		128,885
SuperTarget stores	251		251		251		44,500		44,500		44,503
CityTarget stores	6		5		—		614		514		—
Total	1,784		1,778		1,764		238,668		237,847		235,852

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

We opened our first 24 stores in Canada during the first quarter of 2013, and continue to expect to open a total of 124 stores in Canada in 2013. Our Canadian Segment includes costs incurred in the U.S. and Canada related to stores already open and start-up expenses for the stores that will be opening later this year.

Canadian Segment Results	Three Months Ended
	May 4,	April 28,	Percent
(dollars in millions)	2013	2012	Change
Sales	$86	$—	n/a	%
Cost of sales	53	—	n/a
Gross margin	33	—	n/a
SG&A expenses	193	34	461.3
EBITDA	(160)	(34)	365.2
Depreciation and amortization	45	21	113.4
EBIT	$(205)	$(55)	269.1%

Canadian Segment Rate Analysis Reconciliation	Three Months Ended
May 4, 2013
Gross margin rate	38.4%
SG&A expense rate	223.9
EBITDA margin rate	(185.6)
Depreciation and amortization expense rate	52.6
EBIT margin rate	(238.1)

Due to the start-up nature of our Canadian Segment operations, we do not expect the above rates to continue in the long-term. For the three months ended May 4, 2013, our gross margin rate of 38.4 percent is higher than our long-term expectations in the Canadian Segment as a result of the favorable initial mix of merchandise categories and the lack of meaningful clearance markdown activity in the quarter.

REDcard Penetration	Three Months Ended
May 4, 2013
Target Credit Cards	1.0%
Target Debit Card	1.0
Total REDcard Penetration	2.0%

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	May 4	,	February 2,	May 4	,	February 2,
	2013		2013	2013		2013
General merchandise stores	24		—	2,832		—

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense for the three months ended May 4, 2013 and April 28, 2012 was $629 million and $184 million, respectively, including $19 million and $20 million, respectively, of interest on Canadian capitalized leases. Net interest expense for the three months ended May 4, 2013 includes a $445 million loss on early retirement of debt.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 4, 2013 was 36.0 percent, down from 36.7 percent for the same period in 2012. This change is primarily due to increased tax benefits related to foreign earnings, slightly offset by the impact of the sale of our U.S. credit card portfolio. Various income tax matters were resolved in the first quarter of 2013 and 2012 which reduced tax expense by $1 million and $8 million, respectively.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

Our segment measure of profit is used by management to evaluate the return we are achieving on our investment and to make operating decisions. To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our 2013 Canadian market entry, adjustments related to the sale of our U.S. credit card receivables portfolio, favorable resolution of various income tax matters and the loss on early retirement of debt. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures
						Consolidated
(millions, except per share data)	U.S	.	Canadian	Other		GAAP Total
Three Months Ended May 4, 2013
Segment profit	$1,239		$(205)	$—		$1,034
Net interest expense	165		19	445	(d)	629
Gain on receivables transaction(a)	—		—	(391)		(391)
Reduction of beneficial interest asset	—		—	17		17
Earnings before income taxes	1,074		(224)	(71)		779
Provision for income taxes(b)	391		(71)	(39)	(e)	281
Net earnings	$683		$(153)	$(32)		$498
Diluted earnings per share(c)	$1.05		$(0.24)	$(0.05)		$0.77
Three Months Ended April 28, 2012
Segment profit	$1,340		$(55)	$—		$1,285
Net interest expense	164		20	—		184
Earnings before income taxes	1,176		(75)	—		1,101
Provision for income taxes(b)	432		(20)	(8)	(e)	404
Net earnings	$744		$(55)	$8		$697
Diluted earnings per share(c)	$1.11		$(0.08)	$0.01		$1.04

Note: A non-GAAP financial measures summary is provided on page 13. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a) Represents consideration received from the sale of our U.S. credit card receivables in the first quarter of 2013 in excess of the recorded amount of the receivables. Consideration included a beneficial interest asset of $225 million.

(b) Taxes are allocated to our business segments based on estimated income tax rates applicable to the operations of the segment for the period.

(c) For the three months ended May 4, 2013 and April 28, 2012, average diluted shares outstanding were 649.5 million and 672.4 million, respectively.

(d) Represents the loss on early retirement of debt.

(e) Represents the effect of resolution of income tax matters. The results for the three months ended May 4, 2013 also include a $138 million tax expense for the gain on receivables transaction and the reduction of the beneficial interest asset, and a $176 million tax benefit related to the loss on early retirement of debt.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $1,819 million compared with $675 million for the same period in 2012. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first three months of 2013 were funded by both internally and externally generated funds. Cash flow provided by operations was $3,230 million for the three months ended May 4, 2013 compared with $1,307 million for the same period in 2012. Our cash flows, combined with our prior year-end cash position, allowed us to pay current debt maturities, repurchase long term debt, repay outstanding commercial paper, invest in the business, pay dividends and continue purchases under our share repurchase program.

Concurrent with the sale of our U.S. credit card portfolio described in Note 2 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion. Also during the first quarter of 2013, we used $1.4 billion of the net proceeds received from the sale to repurchase at market value $970 million of debt. We have and expect to continue to apply the remaining proceeds from the sale in a manner that will preserve our strong investment-grade credit ratings by further reducing our debt position, while also continuing to repurchase shares.

Share Repurchases

During first quarter 2012, we completed the $10 billion share repurchase program authorized by our Board of Directors in November 2007, and we began repurchasing shares under the $5 billion program authorized by our Board of Directors in January 2012. During the three months ended May 4, 2013 and April 28, 2012, we repurchased 8.5 million shares and 10.5 million shares, respectively, of our common stock for a total investment of $547 million ($64.04 per share) and $604 million ($57.31 per share), respectively.

Dividends

We paid dividends totaling $232 million and $201 million for the three months ended May 4, 2013 and April 28, 2012, respectively, an increase of 15.4 percent. We declared dividends totaling $231 million ($0.36 per share) in first quarter 2013, an increase of 16.4 percent over the $199 million ($0.30 per share) of declared dividends during the first quarter of 2012. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of May 4, 2013 our credit ratings were as follows:

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

As a measure of our financial condition we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first three months of 2013, our ratio of earnings to fixed charges was 4.5x compared with 6.0x for the first three months of 2012 (see Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2013 calculation).

We have additional liquidity through a committed $2.25 billion revolving credit facility obtained in October 2011 and expiring in October 2017. No balances were outstanding at any time during the first quarter of 2013 or 2012.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at May 4, 2013, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

A summary of future obligations under our various contractual obligations and commitments as of February 2, 2013 was disclosed in our 2012 10-K. During the three months ended May 4, 2013, there were no material changes outside the ordinary course of business. However, we continually evaluate opportunities to expand our operations, including internal development of new products, programs and technology applications and acquisitions.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our Canadian Segment, our financial performance and the timing and amount of our store openings and capital investments in Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the application of proceeds from the sale of our U.S. consumer credit card portfolio, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends and the effects of macroeconomic conditions.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended February 2, 2013, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 2, 2013.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

We have continued to expand our implementation of enterprise resource planning software from SAP AG, including the implementation in April 2013 of functionality of accounting for property and equipment and nonmerchandise expenditures. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended May 4, 2013, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 35.8 million shares of our common stock, for a total cash investment of $2,169 million ($60.54 average price per share).

	Total Number	Average	Total Number of	Dollar Value of
	of Shares	Price	Shares Purchased	Shares that May
	Purchased	Paid per	as Part of the	Yet Be Purchased
Period	(a)(b)	Share(a)	Current Program(a)	Under the Program
February 3, 2013 through March 2, 2013	4,703,833	$62.12	31,979,505	$3,086,477,045
March 3, 2013 through April 6, 2013	1,383,898	61.70	33,234,381	3,009,054,166
April 7, 2013 through May 4, 2013	2,601,689	68.66	35,823,092	2,831,307,854
	8,689,420	$64.04	35,823,092	$2,831,307,854

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended May 4, 2013, 0.1 million shares were reacquired through these contracts. At May 4, 2013, we held asset positions in prepaid forward contracts for 1.0 million shares of our common stock, for a total cash investment of $47 million, or $45.07 per share.

(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended May 4, 2013, 142,705 shares were reacquired at an average per share price of $67.24 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(2)G†	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.(1)

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(2)

(3)B	By-laws (as amended through September 9, 2009)(3)

(10)X‡	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                 Excludes Schedules A through N, Annex A and Exhibits A-1 through C-2 referred to in the agreement and First Amendment, which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request.

‡                 Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(1)         Incorporated by reference to Exhibit (2)G to Target’s Form 8-K Report filed March 13, 2013.

(2)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(3)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 30, 2013	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(2)G	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(10)X	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically