Form 10-Q/A
period 2013-05-04
TARGET CORP
filed 2013-07-29
CIK 27419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

Total shares of common stock, par value $0.0833, outstanding at May 28, 2013 were 641,703,245.

TARGET CORPORATION

PART II.	OTHER INFORMATION
Item 6.	Exhibits
Signature
Exhibit Index
EX (10)X
EX (31)A
EX (31)B

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2013 (Amendment No. 1) is being filed solely to provide a revised copy of Exhibit (10)X to restore certain information that was previously omitted from Exhibit (10)X pursuant to a request for confidential treatment. All other items of the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013 (the May 4, 2013 Form 10-Q) are unaffected by the change described above and have been omitted from this Amendment No. 1.

PART II. OTHER INFORMATION

Item 6.  Exhibits

The Exhibit index listed under Item 6 of Part II of the May 4, 2013 Form 10-Q is hereby amended such that Exhibit (10)X is replaced in its entirety by the document attached as an exhibit to this Amendment No. 1, which is hereby included as an exhibit to the May 4, 2013 Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: July 29, 2013	By: /s/ John J. Mulligan
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