Form 10-Q
period 2013-08-03
TARGET CORP
filed 2013-08-28
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 23, 2013 were 631,124,948.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
(millions, except per share data) (unaudited)	2013	2012	2013	2012
Sales	$17,117	$16,451	$33,823	$32,989
Credit card revenues	—	328	—	657
Total revenues	17,117	16,779	33,823	33,646
Cost of sales	11,745	11,297	23,308	22,838
Selling, general and administrative expenses	3,698	3,588	7,287	6,981
Credit card expenses	—	108	—	228
Depreciation and amortization	542	531	1,079	1,060
Gain on receivables transaction	—	—	(391)	—
Earnings before interest expense and income taxes	1,132	1,255	2,540	2,539
Net interest expense	171	184	801	366
Earnings before income taxes	961	1,071	1,739	2,173
Provision for income taxes	350	367	629	772
Net earnings	$611	$704	$1,110	$1,401
Basic earnings per share	$0.96	$1.07	$1.74	$2.12
Diluted earnings per share	$0.95	$1.06	$1.72	$2.10
Weighted average common shares outstanding
Basic	634.8	656.7	638.4	661.5
Dilutive impact of share-based awards(a)	7.2	6.2	7.3	6.1
Diluted	642.0	662.9	645.7	667.6

(a) Excludes 0.1 million and 2.2 million share-based awards for the three and six months ended August 3, 2013, respectively, and 5.8 million and 8.7 million share-based awards for the three and six months ended July 28, 2012, respectively, because their effects were antidilutive.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
(millions) (unaudited)	2013	2012	2013	2012
Net earnings	$611	$704	$1,110	$1,401
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $8, $9, $34 and $19	12	14	52	28
Currency translation adjustment and cash flow hedges, net of taxes of $(2), $16, $7 and $0	(100)	(25)	(129)	1
Other comprehensive (loss)/income	(88)	(11)	(77)	29
Comprehensive income	$523	$693	$1,033	$1,430

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
	August 3,	February 2,	July 28,
(millions)	2013	2013	2012
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $249, $130 and $830	$1,018	$784	$1,442
Inventory	8,441	7,903	7,733
Other current assets	1,944	1,860	1,700
Credit card receivables, held for sale	—	5,841	—
Credit card receivables, net of allowance of $0, $0 and $365	—	—	5,540
Total current assets	11,403	16,388	16,415
Property and equipment
Land	6,213	6,206	6,137
Buildings and improvements	29,336	28,653	27,394
Fixtures and equipment	5,351	5,362	5,192
Computer hardware and software	2,532	2,567	2,333
Construction-in-progress	1,456	1,176	1,260
Accumulated depreciation	(13,483)	(13,311)	(12,542)
Property and equipment, net	31,405	30,653	29,774
Other noncurrent assets	1,354	1,122	1,136
Total assets	$44,162	$48,163	$47,325
Liabilities and shareholders’ investment
Accounts payable	$7,078	$7,056	$6,505
Accrued and other current liabilities	3,705	3,981	3,539
Current portion of long-term debt and other borrowings	1,833	2,994	3,285
Total current liabilities	12,616	14,031	13,329
Long-term debt and other borrowings	12,655	14,654	15,229
Deferred income taxes	1,331	1,311	1,173
Other noncurrent liabilities	1,540	1,609	1,697
Total noncurrent liabilities	15,526	17,574	18,099
Shareholders’ investment
Common stock	53	54	54
Additional paid-in capital	4,335	3,925	3,721
Retained earnings	12,285	13,155	12,774
Accumulated other comprehensive loss
Pension and other benefit liabilities	(480)	(532)	(596)
Currency translation adjustment and cash flow hedges	(173)	(44)	(56)
Total shareholders’ investment	16,020	16,558	15,897
Total liabilities and shareholders’ investment	$44,162	$48,163	$47,325

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 630,924,647, 645,294,423 and 653,907,367 shares issued and outstanding at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at August 3, 2013, February 2, 2013 or July 28, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
	August 3,	July 28,
(millions) (unaudited)	2013	2012
Operating activities
Net earnings	$1,110	$1,401
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,079	1,060
Share-based compensation expense	55	48
Deferred income taxes	(136)	(92)
Bad debt expense(a)	41	95
Gain on receivables transaction	(391)	—
Loss on debt extinguishment	445	—
Noncash (gains)/losses and other, net	(2)	(1)
Changes in operating accounts:
Accounts receivable originated at Target	157	116
Proceeds on sale of accounts receivable originated at Target	2,703	—
Inventory	(527)	185
Other current assets	(56)	72
Other noncurrent assets	47	(9)
Accounts payable	17	(352)
Accrued and other current liabilities	(403)	(150)
Other noncurrent liabilities	(30)	98
Cash provided by operations	4,109	2,471
Investing activities
Expenditures for property and equipment	(1,917)	(1,603)
Proceeds from disposal of property and equipment	48	18
Change in accounts receivable originated at third parties	121	176
Proceeds from sale of accounts receivable originated at third parties	3,002	—
Cash paid for acquisitions, net of cash assumed	(58)	—
Other investments	73	(18)
Cash provided by/(required for) investing activities	1,269	(1,427)
Financing activities
Change in commercial paper, net	(163)	—
Additions to long-term debt	—	1,971
Reductions of long-term debt	(3,424)	(1,011)
Dividends paid	(463)	(399)
Repurchase of stock	(1,461)	(1,130)
Stock option exercises and related tax benefit	363	183
Other	—	(16)
Cash required for financing activities	(5,148)	(402)
Effect of exchange rate changes on cash and cash equivalents	4	6
Net increase in cash and cash equivalents	234	648
Cash and cash equivalents at beginning of period	784	794
Cash and cash equivalents at end of period	$1,018	$1,442

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013, and bad debt expense on credit card receivables during the six months ended July 28, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
(unaudited)
Net earnings	—	—	—	1,110	—	1,110
Other comprehensive income	—	—	—	—	(77)	(77)
Dividends declared	—	—	—	(504)	—	(504)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	7.5	1	410	—	—	411
August 3, 2013	630.9	$53	$4,335	$12,285	$(653)	$16,020

Dividends declared per share were $0.43 and $0.36 for the three months ended August 3, 2013 and July 28, 2012, respectively. For the fiscal year ended February 2, 2013, dividends declared per share were $1.38.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures contained in our 2012 Form 10-K.  The same accounting policies are followed in preparing quarterly and annual financial data.   All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Credit Card Receivables Transaction

On March 13, 2013, we sold our entire U.S. consumer credit card portfolio to TD Bank Group (TD) and recognized a gain of $391 million. Consideration received included cash of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing, and a $225 million beneficial interest asset. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. The beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold.  Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.

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

The U.S. Segment earned credit card revenues prior to the close of the transaction and during the three and six months ended August 3, 2013 earned $183 million and $288 million, respectively, of profit-sharing income from TD.  On a consolidated basis, this profit-sharing income is offset by a $29 million and $45 million reduction in the beneficial interest asset, for a net $154 million and $243 million impact for the three and six months ended August 3, 2013, respectively. These amounts are classified within SG&A expenses in the Consolidated Statements of Operations.

The $225 million beneficial interest asset recognized at the close of the transaction was reduced during the three and six months ended August 3, 2013 by $31 million and $45 million, respectively, of profit-sharing payments related to sold receivables.  The beneficial interest asset also had a $2 million revaluation adjustment during the three months ended August 3, 2013, with no net revaluation adjustment for the six months ended August 3, 2013.  As of August 3, 2013, $180 million of a beneficial interest asset remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position.  Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four-year period following the close of the transaction, with larger reductions in the early years.

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

Fair Value Measurements - Recurring Basis
	Fair Value at			Fair Value at			Fair Value at
	August 3, 2013			February 2, 2013			July 28, 2012
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$249	$—	$—	$130	$—	$—	$830	$—	$—
Other current assets
Interest rate swaps(a)	—	—	—	—	4	—	—	19	—
Prepaid forward contracts	73	—	—	73	—	—	72	—	—
Beneficial interest asset(b)	—	—	91	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	74	—	—	85	—	—	93	—
Company-owned life insurance investments(c)	—	297	—	—	269	—	—	386	—
Beneficial interest asset(b)	—	—	89	—	—	—	—	—	—
Total	$322	$371	$180	$203	$358	$—	$902	$498	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$—	$—	$—	$2	$—	$—	$7	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	45	—	—	54	—	—	62	—
Total	$—	$45	$—	$—	$56	$—	$—	$69	$—

(a) There was one interest rate swap designated as an accounting hedge in all periods presented. See Note 5 for additional information on interest rate swaps.

(b)  A rollforward of the Level 3 beneficial interest asset is included in Note 2.

(c) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts were $787 million at August 3, 2013, $817 million at February 2, 2013 and $667 million at July 28, 2012.

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

Beneficial interest asset

Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $26 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $6 million. As described in Note 2, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a smaller impact on the estimated fair value.

The carrying amount and estimated fair value of debt, a significant financial instrument not measured at fair value in the Consolidated Statements of Financial Position, was $12,484 million and $14,018 million, respectively, at August 3, 2013, $15,618 million and $18,143 million, respectively, at February 2, 2013, and $16,647 million and $19,666 million, respectively at July 28, 2012.  The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as Level 2.  The carrying amount and estimated fair value of debt excludes unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
(dollars in millions)	2013	2012	2013	2012
Maximum daily amount outstanding during the period	$920	$620	$1,465	$620
Average daily amount outstanding during the period	301	240	394	201
Amount outstanding at period-end	807	—	807	—
Weighted average interest rate	0.19%	0.21%	0.14%	0.16%

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

5. Derivative Financial Instruments

We use interest rate swaps to mitigate interest-rate risk. As a result of our use of derivative instruments, we have counterparty credit risk with large global financial institutions.   We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 3 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of August 3, 2013 and July 28, 2012, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three and six months ended August 3, 2013 or July 28, 2012.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations		Three Months Ended		Six Months Ended
(millions)		August 3,	July 28,	August 3,	July 28,
Type of Contract	Classification of Income/(Expense)	2013	2012	2013	2012
Interest rate swaps	Net interest expense	$7	$9	$15	$19

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $63 million, $75 million and $93 million, at August 3, 2013, February 2, 2013 and July 28, 2012, respectively.

6. Share Repurchase

Share Repurchases	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
(millions, except per share data)	2013	2012	2013	2012
Total number of shares purchased	13.3	9.6	21.9	20.2
Average price paid per share	$69.57	$57.09	$67.41	$57.21
Total investment	$927	$549	$1,474	$1,154

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
(millions)	2013	2012	2013	2012
Total number of shares purchased	0.1	0.2	0.2	0.4
Total cash investment	$7	$11	$14	$23
Aggregate market value(b)	$8	$11	$17	$24

(a) These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts are provided in Note 7.

(b)  At their respective settlement dates.

7. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We have qualified defined benefit pension plans, unfunded nonqualified pension plans and provide certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,	August 3,	July 28,	August 3,	July 28,
(millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$29	$30	$59	$60	$1	$2	$3	$4
Interest cost	34	35	69	70	1	—	1	1
Expected return on assets	(58)	(55)	(117)	(110)	—	—	—	—
Amortization of losses	25	26	50	52	2	1	3	2
Amortization of prior service cost	(2)	—	(5)	—	(4)	(2)	(8)	(4)
Total	$28	$36	$56	$72	$—	$1	$(1)	$3

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $1 million and $4 million for the three months ended August 3, 2013 and July 28, 2012, respectively, and pretax income of $12 million and $15 million for the six months ended August 3, 2013 and July 28, 2012, respectively. For the six months ended August 3, 2013 and July 28, 2012, we invested $6 million and $13 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 6. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock		Contractual
(millions, except per share data)	Number of Shares	Price Paid per Share	Contractual Fair Value	Total Cash Investment
July 28, 2012	1.2	$44.70	$72	$53
February 2, 2013	1.2	45.46	73	54
August 3, 2013	1.0	45.01	73	46

8. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension and Other Benefit	Total
February 2, 2013	$(29)	$(15)	$(532)	$(576)
Other comprehensive income before reclassifications	—	(30)	28	(2)
Amounts reclassified from AOCI	1 (a)	—	12 (b)	13
May 4, 2013	$(28)	$(45)	$(492)	$(565)
Other comprehensive income before reclassifications	—	(101)	—	(101)
Amounts reclassified from AOCI	1 (a)	—	12 (b)	13
August 3, 2013	$(27)	$(146)	$(480)	$(653)

(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes, which is recorded in net interest expense on the Consolidated Statements of Operations.

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

Business Segment Results	Three Months Ended August 3, 2013			Three Months Ended July 28, 2012
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$16,841	$275	$17,117	$16,451	$—	$16,451
Cost of sales	11,556	188	11,745	11,297	—	11,297
Selling, general and administrative expenses(a)	3,462	207	3,669	3,322	47	3,368
Depreciation and amortization	493	49	542	508	22	531
Segment profit	$1,330	$(169)	$1,161	$1,324	$(69)	$1,255
Gain on receivables transaction			—			—
Reduction of beneficial interest asset(a)			(29)			—
Earnings before interest expense and income taxes			1,132			1,255
Net interest expense			171			184
Earnings before income taxes			$961			$1,071

Business Segment Results	Six Months Ended August 3, 2013			Six Months Ended July 28, 2012
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$33,462	$361	$33,823	$32,989	$—	$32,989
Cost of sales	23,067	241	23,308	22,838	—	22,838
Selling, general and administrative expenses(a)	6,842	400	7,242	6,471	81	6,552
Depreciation and amortization	984	94	1,079	1,016	44	1,060
Segment profit	2,569	(374)	2,194	2,664	(125)	2,539
Gain on receivables transaction			391			—
Reduction of beneficial interest asset(a)			(45)			—
Earnings before interest expense and income taxes			2,540			2,539
Net interest expense			801			366
Earnings before income taxes			$1,739			$2,173

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

(a) Our U.S. Segment includes all TD profit-sharing amounts in segment EBIT; however, under GAAP, some amounts received from TD reduce the beneficial interest asset and are not recorded in consolidated earnings.  Segment SG&A expenses plus these amounts equal consolidated SG&A expenses.

Total Assets by Segment (millions)	August 3, 2013	February 2, 2013	July 28, 2012
U.S.	$37,810	$43,289	$43,475
Canadian	6,172	4,722	3,850
Total segment assets	43,982	48,011	47,325
Unallocated assets (a)	180	152	—
Total assets	$44,162	$48,163	$47,325

Note: Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment.

(a) Represents the beneficial interest asset for the period ended August 3, 2013. For the period ended February 2, 2013, represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Notable items for the second quarter of 2013 include:

•                  GAAP earnings per share were $0.95, including $0.21 of dilution related to the Canadian Segment

•                  Adjusted earnings per share were $1.19 on a comparable sales increase of 1.2 percent

•                  We paid dividends of $231 million and repurchased 13.3 million of our shares for $927 million

•                  We opened 44 Canadian stores, bringing the total Canadian store count to 68

Sales were $17,117 million for the three months ended August 3, 2013, an increase of $666 million or 4.0 percent from the same period in the prior year. Cash flow provided by operations was $4,109 million and $2,471 million for the six months ended August 3, 2013 and July 28, 2012, respectively.  On March 13, 2013, we sold our entire U.S. consumer credit card portfolio to TD Bank Group (TD) and recognized a gain of $391 million. This transaction is described in Note 2 to the financial statements included in this Form 10-Q. In connection with the sale of our U.S. credit card receivables, we received cash of $5.7 billion. Of this amount, $2.7 billion is included in cash flow provided by operations and $3.0 billion is included in cash flow provided by investing activities.

Earnings Per Share	Three Months Ended			Six Months Ended
	August 3,	July 28,		August 3,	July 28,
	2013	2012	Change	2013	2012	Change
GAAP diluted earnings per share	$0.95	$1.06	(10.4)%	$1.72	$2.10	(18.1)%
Adjustments(a)	0.24	0.06		0.52	0.13
Adjusted diluted earnings per share	$1.19	$1.12	6.1%	$2.24	$2.23	0.5%

Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

(a) Adjustments represent the diluted EPS impact of our 2013 Canadian market entry, adjustments related to the sale of our U.S. credit card receivables portfolio, favorable resolution of various income tax matters and the loss on early retirement of debt.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended			Six Months Ended
	August 3,	July 28,	Percent	August 3,	July 28,	Percent
(dollars in millions)	2013	2012	Change	2013	2012	Change
Sales	$16,841	$16,451	2.4%	$33,462	$32,989	1.4%
Cost of sales	11,556	11,297	2.3	23,067	22,838	1.0
Gross margin	5,285	5,154	2.5	10,395	10,151	2.4
SG&A expenses(a)	3,462	3,322	4.2	6,842	6,471	5.8
EBITDA	1,823	1,832	(0.5)	3,553	3,680	(3.5)
Depreciation and amortization	493	508	(3.1)	984	1,016	(3.2)
EBIT	$1,330	$1,324	0.4%	$2,569	$2,664	(3.6	) %

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

(a) SG&A includes credit card revenues and expenses for all periods presented prior to the March 2013 sale of our U.S. consumer credit card portfolio to TD Bank. For the three and six months ended August 3, 2013, SG&A also includes $183 million and $288 million, respectively, of profit-sharing income from the arrangement with TD.

U.S. Segment Rate Analysis		Three Months Ended July 28, 2012				2013 U.S. Segment Change vs. 2012
	Three Months Ended August 3, 2013	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised		Historical U.S. Retail Segment
Gross margin rate	31.4%	31.3%	—	pp	31.3%	0.1	pp	0.1	pp
SG&A expense rate	20.6	20.2	(0.9)		21.1	0.4		(0.5)
EBITDA margin rate	10.8	11.1	0.9		10.2	(0.3)		0.6
Depreciation and amortization expense rate	2.9	3.1	—		3.1	(0.2)		(0.2)
EBIT margin rate	7.9	8.0	0.8		7.2	(0.1)		0.7

U.S. Segment Rate Analysis		Six Months Ended July 28, 2012				2013 U.S. Segment Change vs. 2012
	Six Months Ended August 3, 2013	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised		Historical U.S. Retail Segment
Gross margin rate	31.1%	30.8%	—	pp	30.8%	0.3	pp	0.3	pp
SG&A expense rate	20.4	19.6	(0.9)		20.5	0.8		(0.1)
EBITDA margin rate	10.6	11.2	0.9		10.3	(0.5)		0.3
Depreciation and amortization expense rate	2.9	3.1	—		3.1	(0.1)		(0.2)
EBIT margin rate	7.7	8.1	0.9		7.2	(0.4)		0.5

Rate analysis metrics are computed by dividing the applicable amount by sales.

(a) Represents the impact of combining the historical U.S. Credit Card Segment and the U.S. Retail Segment into one U.S. Segment. Compared with the historical U.S. Retail Segment results for the same period, segment results, as revised, reflect lower SG&A rates and increased EBIT and EBITDA margin rates resulting from the inclusion of credit card profits, net of expenses, within SG&A compared with historical U.S. Segment results for the same period.

Sales

Sales include merchandise sales, net of expected returns, from our stores and our digital business, as well as gift card breakage. See Item 1 in our Form 10-K for the fiscal year ended February 2, 2013 for a description of our product categories.

Sales by Product Category	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Household essentials	27%	27%	27%	27%
Hardlines	15	15	15	16
Apparel and accessories	20	20	20	20
Food and pet supplies	20	20	21	20
Home furnishings and décor	18	18	17	17
Total	100%	100%	100%	100%

Comparable sales is a measure that highlights the performance of our existing stores and digital sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Comparable sales include all sales, except sales from stores open less than 13 months.

Comparable Sales	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Comparable sales change	1.2%	3.1%	0.3%	4.2%
Drivers of change in comparable sales:
Number of transactions	(1.4)	0.7	(1.6)	1.3
Average transaction amount	2.7	2.4	2.0	2.8
Selling price per unit	1.6	1.1	0.5	1.8
Units per transaction	1.0	1.3	1.4	1.0

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

REDcard Penetration	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Target Credit Cards	9.3%	7.7%	8.9%	7.4%
Target Debit Card	9.4	5.1	9.0	4.8
Total REDcard Penetration	18.7%	12.8%	17.9%	12.2%

Gross Margin Rate

For the three and six months ended August 3, 2013, our gross margin rate was 31.4 percent and 31.1 percent, increasing from 31.3 percent and 30.8 percent in the comparable periods last year. The improvement in our gross margin rate is primarily due to underlying rate improvements within categories and a 0.2 percentage point benefit in each period related to changes we made to certain merchandise vendor contracts. Vendor contract changes regarding payments received in support of marketing programs resulted in more vendor consideration being recognized in 2013 as a reduction of our cost of sales rather than a reduction to SG&A.  The change to vendor contracts increased our gross margin rate for both the three and six months ended August 3, 2013, with an equal and offsetting increase in our SG&A rate, and has no impact on EBITDA or EBIT margin rates.  The benefits to the gross margin rate were partially offset in each period by a 0.3 percentage point impact from our integrated growth strategies of our 5% REDcard Rewards loyalty program and our store remodel program.

Selling, General and Administrative Expense Rate

For the three and six months ended August 3, 2013, our SG&A expense rate was 20.6 percent and 20.4 percent, increasing from 20.2 percent and 19.6 percent in the comparable periods last year. The SG&A rate increased 0.6 percentage points in each period due to a smaller contribution from the credit card portfolio. Our continued investment in technology and distribution in support of multichannel initiatives also increased the rate. The 2013 change to certain merchandise vendor contracts increased our SG&A rate by 0.2 percentage points for both periods, with an equal and offsetting increase to the gross margin rate discussed above. Increases in the SG&A rate were partially offset by the continued benefit from our expense optimization efforts and a 0.6 and 0.4 percentage point benefit for the three and six months ended August 3, 2013, respectively, from favorable incentive compensation and store hourly payroll.

Depreciation and Amortization Expense Rate

For the three and six months ended August 3, 2013, our depreciation and amortization expense rate was 2.9 percent compared with 3.1 percent in both periods last year. The decrease was due to the favorable impact of higher sales combined with stable depreciation and amortization expenses from the steady pace of capital investments in recent years.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Beginning store count	1,784	1,764	1,778	1,763
Opened	4	9	10	12
Closed	—	—	—	(1)
Relocated	—	(1)	—	(2)
Ending store count	1,788	1,772	1,788	1,772
Number of stores remodeled during the period	36	106	68	220

Number of Stores and	Number of Stores			Retail Square Feet(a)
Retail Square Feet	August 3,	February 2,	July 28,	August 3,	February 2,	July 28,
	2013	2013	2012	2013	2013	2012
General merchandise stores	324	391	428	38,094	46,584	50,974
Expanded food assortment stores	1,206	1,131	1,090	155,868	146,249	141,020
SuperTarget stores	251	251	251	44,500	44,500	44,500
CityTarget stores	7	5	3	703	514	314
Total	1,788	1,778	1,772	239,165	237,847	236,808

(a) In thousands: reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

We opened our first 68 stores in Canada during the first half of 2013, and continue to expect to open a total of 124 stores in Canada in 2013. Our Canadian Segment includes costs incurred in the U.S. and Canada related to stores already open and start-up expenses for the stores that will be opening later this year.

Canadian Segment Results	Three Months Ended				Six Months Ended
	August 3,	July 28,	Percent		August 3,	July 28,	Percent
(dollars in millions)	2013	2012	Change		2013	2012	Change
Sales	$275	$—	n/a	%	$361	$—	n/a	%
Cost of sales	188	—	n/a		241	—	n/a
Gross margin	87	—	n/a		120	—	n/a
SG&A expenses	207	47	340.3		400	81	391.4
EBITDA	(120)	(47)	155.3		(280)	(81)	243.8
Depreciation and amortization	49	22	121.8		94	44	117.7
EBIT	$(169)	$(69)	144.5%		$(374)	$(125)	199.9%

Canadian Segment Rate Analysis	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013
Gross margin rate	31.6%	33.2%
SG&A expense rate	75.2	110.6
EBITDA margin rate	(43.6)	(77.4)
Depreciation and amortization expense rate	17.9	26.1
EBIT margin rate	(61.5)	(103.6)

Due to the start-up nature of our Canadian Segment operations, the rates above may not be indicative of future results.

REDcard Penetration	Three Months Ended August 3, 2013	Six Months Ended August 3, 2013

Target Credit Cards	1.1%	1.0%
Target Debit Card	1.2	1.2
Total REDcard Penetration	2.3%	2.2%

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Beginning store count	24	—	—	—
Opened	44	—	68	—
Ending store count	68	—	68	—

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet(a)
	August 3,	February 2,	August 3,	February 2,
	2013	2013	2013	2013
General merchandise stores	68	—	7,774	—

(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense for the three and six months ended August 3, 2013 was $171 million and $801 million, respectively, compared with $184 million and $366 million for the three and six months ended July 28, 2012.  Net interest expense for the six months ended August 3, 2013 includes a $445 million loss on early retirement of debt.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended August 3, 2013 was 36.4 percent and 36.2 percent, respectively, up from 34.3 percent and 35.5 percent for the three and six months ended July 28, 2012, respectively. This change is primarily due to the favorable resolution of income tax matters in 2012, which reduced tax expense by $23 million and $31 million for the three and six months ended July 28, 2012 compared with $2.8 million and $3.5 million for the same periods this year.

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
(millions, except per share data)	U.S.	Canadian	Other		GAAP Total
Three Months Ended August 3, 2013
Segment profit	$1,330	$(169)	$—		$1,161
Net interest expense	152	20	—		171
Reduction of beneficial interest asset	—	—	29		29
Earnings before income taxes	1,178	(189)	(29)		961
Provision for income taxes(b)	416	(53)	(14	) (e)	350
Net earnings	$762	$(136)	$(15)		$611
Diluted earnings per share(c)	$1.19	$(0.21)	$(0.02)		$0.95
Three Months Ended July 28, 2012
Segment profit	$1,324	$(69)	$—		$1,255
Net interest expense	164	19	—		184
Earnings before income taxes	1,160	(88)	—		1,071
Provision for income taxes(b)	418	(27)	(23	) (e)	367
Net earnings	$742	$(61)	$23		$704
Diluted earnings per share(c)	$1.12	$(0.09)	$0.03		$1.06

Six Months Ended August 3, 2013
Segment profit	$2,569	$(374)	$—		$2,194
Net interest expense	317	39	445	(d)	801
Gain on receivables transaction(a)	—	—	(391)		(391)
Reduction of beneficial interest asset	—	—	45		45
Earnings before income taxes	2,252	(413)	(99)		1,739
Provision for income taxes(b)	807	(125)	(53	) (e)	629
Net earnings	$1,445	$(288)	$(46)		$1,110
Diluted earnings per share(c)	$2.24	$(0.45)	$(0.07)		$1.72
Six Months Ended July 28, 2012
Segment profit	$2,664	$(125)	$—		$2,539
Net interest expense	328	38	—		366
Earnings before income taxes	2,336	(163)	—		2,173
Provision for income taxes(b)	850	(47)	(31	) (e)	772
Net earnings	$1,486	$(116)	$31		$1,401
Diluted earnings per share(c)	$2.23	$(0.17)	$0.05		$2.10

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

(c) For the three and six months ended August 3, 2013 average diluted shares outstanding were 642.0 million and 645.7 million, respectively, and for the three and six months ended July 28, 2012, average diluted shares outstanding were 662.9 million and 667.6 million, respectively.

(d) Represents the loss on early retirement of debt.

(e) Represents the effect of resolution of income tax matters. The results for the three months ended August 3, 2013 include a $11 million tax benefit for the reduction of the beneficial interest asset.  The results for the six months ended August 3, 2013 include a $127 million tax expense for the gain on receivables transaction and the reduction of the beneficial interest asset, and a $176 million tax benefit related to the loss on early retirement of debt.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $1,018 million compared with $1,442 million for the same period in 2012. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first six months of 2013 were funded by both internally and externally generated funds. Cash flow provided by operations was $4,109 million for the six months ended August 3, 2013 compared with $2,471 million for the same period in 2012. Our cash flows, combined with our prior year-end cash position, allowed us to pay current debt maturities, repurchase long term debt, repay outstanding commercial paper, invest in the business, pay dividends and continue purchases under our share repurchase program.

Concurrent with the sale of our U.S. credit card portfolio described in Note 2 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion. Also during the first quarter of 2013, we used $1.4 billion of the net proceeds received from the sale to repurchase at market value $970 million of debt. We have applied the remaining proceeds from the sale to reduce our debt and repurchase shares.

Share Repurchases

During the three and six months ended August 3, 2013, we repurchased 13.3 million shares and 21.9 million shares, respectively, of our common stock for a total investment of $927 million ($69.57 per share) and $1,474 million ($67.41 per share), respectively.  During the three and six months ended July 28, 2012, we repurchased 9.6 million shares and 20.2 million shares, respectively, of our common stock for a total investment of $549 million ($57.09 per share) and $1,154 million ($57.21 per share), respectively.

Dividends

We paid dividends totaling $231 million and $463 million for the three and six months ended August 3, 2013, and $198 million and $399 million during the three and six months ended July 28, 2012, an increase of 16.4 percent and 15.9 percent, respectively. We declared dividends totaling $271 million ($0.43 per share) in second quarter 2013, an increase of 15.2 percent over the $235 million ($0.36 per share) of declared dividends during the second quarter of 2012. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of August 3, 2013 our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A+	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets and our cost of funds and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above.

As a measure of our financial condition we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first six months of 2013, our ratio of earnings to fixed charges was 5.0x compared with 5.9x for the first six months of 2012. (See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2013 calculation).

We have additional liquidity through a committed $2.25 billion revolving credit facility obtained in October 2011 and expiring in October 2017.  No balances were outstanding at any time during 2013 or 2012.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at August 3, 2013, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

Our 2012 Form 10-K included a summary of contractual obligations and commitments as of February 2, 2013. During the three months ended August 3, 2013, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our Canadian Segment, our financial performance and the timing and amount of our store openings and capital investments in Canada; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends and the effects of macroeconomic conditions.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended August 3, 2013, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 49.1 million shares of our common stock, for a total cash investment of $3,096 million ($62.99 average price per share).

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of the Current Program(a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
May 5, 2013 through June 1, 2013	3,106,327	$69.45	38,929,092	$2,615,587,317
June 2, 2013 through July 6, 2013	10,120,162	69.65	49,042,962	1,911,168,336
July 7, 2013 through August 3, 2013	106,183	64.95	49,148,329	1,904,324,394
	13,332,672	$69.57	49,148,329	$1,904,324,394

(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended August 3, 2013, 0.1 million shares were reacquired through these contracts. At August 3, 2013, we held asset positions in prepaid forward contracts for 1 million shares of our common stock, for a total cash investment of $46 million, or $45.01 per share.

(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended August 3, 2013, 7,435 shares were reacquired at an average per share price of $71.45 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	By-laws (as amended through September 9, 2009)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: August 28, 2013	By:	/s/ John J. Mulligan
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