Form 10-Q
period 2013-11-02
TARGET CORP
filed 2013-11-27
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 22, 2013 were 632,087,699.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales	$17,258	$16,601	$51,081	$49,589
Credit card revenues	—	328	—	986
Total revenues	17,258	16,929	51,081	50,575
Cost of sales	12,133	11,569	35,441	34,406
Selling, general and administrative expenses	3,853	3,704	11,140	10,686
Credit card expenses	—	106	—	333
Depreciation and amortization	569	542	1,648	1,603
Gain on receivables transaction	—	(156)	(391)	(156)
Earnings before interest expense and income taxes	703	1,164	3,243	3,703
Net interest expense	165	192	965	558
Earnings before income taxes	538	972	2,278	3,145
Provision for income taxes	197	335	827	1,107
Net earnings	$341	$637	$1,451	$2,038
Basic earnings per share	$0.54	$0.97	$2.28	$3.09
Diluted earnings per share	$0.54	$0.96	$2.26	$3.06
Weighted average common shares outstanding
Basic	631.3	654.8	636.0	659.3
Dilutive impact of share-based awards(a)	6.1	7.4	7.0	6.5
Diluted	637.4	662.2	643.0	665.8
(a) Excludes 2.4 million and 2.3 million share-based awards for the three and nine months ended November 2, 2013, respectively, and 0.6 million and 6.0 million share-based awards for the three and nine months ended October 27, 2012, respectively, because their effects were antidilutive.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net earnings	$341	$637	$1,451	$2,038
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $8, $9, $42 and $28	12	15	64	43
Currency translation adjustment and cash flow hedges, net of taxes of $0, $7, $7 and $7	(12)	11	(141)	12
Other comprehensive income/(loss)	—	26	(77)	55
Comprehensive income	$341	$663	$1,374	$2,093

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	November 2, 2013	February 2, 2013	October 27, 2012
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $3, $130 and $800	$706	$784	$1,469
Inventory	10,376	7,903	9,533
Other current assets	2,071	1,860	1,846
Credit card receivables, held for sale	—	5,841	5,647
Total current assets	13,153	16,388	18,495
Property and equipment
Land	6,241	6,206	6,188
Buildings and improvements	30,257	28,653	27,800
Fixtures and equipment	5,535	5,362	5,280
Computer hardware and software	2,644	2,567	2,418
Construction-in-progress	958	1,176	1,365
Accumulated depreciation	(13,909)	(13,311)	(12,982)
Property and equipment, net	31,726	30,653	30,069
Other noncurrent assets	1,494	1,122	1,015
Total assets	$46,373	$48,163	$49,579
Liabilities and shareholders’ investment
Accounts payable	$8,806	$7,056	$8,050
Accrued and other current liabilities	3,623	3,981	3,631
Current portion of long-term debt and other borrowings	2,122	2,994	4,028
Total current liabilities	14,551	14,031	15,709
Long-term debt and other borrowings	12,665	14,654	14,526
Deferred income taxes	1,466	1,311	1,279
Other noncurrent liabilities	1,535	1,609	1,713
Total noncurrent liabilities	15,666	17,574	17,518
Shareholders’ investment
Common stock	53	54	55
Additional paid-in capital	4,403	3,925	3,854
Retained earnings	12,353	13,155	13,069
Accumulated other comprehensive loss
Pension and other benefit liabilities	(468)	(532)	(581)
Currency translation adjustment and cash flow hedges	(185)	(44)	(45)
Total shareholders’ investment	16,156	16,558	16,352
Total liabilities and shareholders’ investment	$46,373	$48,163	$49,579

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 631,759,510, 645,294,423 and 654,465,209 shares issued and outstanding at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at November 2, 2013, February 2, 2013 or October 27, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 2, 2013	October 27, 2012
Operating activities
Net earnings	$1,451	$2,038
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,648	1,603
Share-based compensation expense	81	74
Deferred income taxes	—	73
Bad debt expense(a)	41	141
Gain on receivables transaction	(391)	(156)
Loss on debt extinguishment	445	—
Noncash losses/(gains) and other, net	3	(15)
Changes in operating accounts:
Accounts receivable originated at Target	157	97
Proceeds on sale of accounts receivable originated at Target	2,703	—
Inventory	(2,461)	(1,615)
Other current assets	(210)	(98)
Other noncurrent assets	32	—
Accounts payable	1,744	1,193
Accrued and other current liabilities	(463)	(109)
Other noncurrent liabilities	(27)	122
Cash provided by operations	4,753	3,348
Investing activities
Expenditures for property and equipment	(2,839)	(2,338)
Proceeds from disposal of property and equipment	73	35
Change in accounts receivable originated at third parties	121	192
Proceeds from sale of accounts receivable originated at third parties	3,002	—
Cash paid for acquisitions, net of cash assumed	(157)	—
Other investments	111	86
Cash provided by/(required for) investing activities	311	(2,025)
Financing activities
Change in commercial paper, net	107	—
Additions to long-term debt	—	1,971
Reductions of long-term debt	(3,453)	(1,024)
Dividends paid	(734)	(635)
Repurchase of stock	(1,461)	(1,230)
Stock option exercises and related tax benefit	395	279
Other	—	(16)
Cash required for financing activities	(5,146)	(655)
Effect of exchange rate changes on cash and cash equivalents	4	7
Net (decrease)/increase in cash and cash equivalents	(78)	675
Cash and cash equivalents at beginning of period	784	794
Cash and cash equivalents at end of period	$706	$1,469

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013, and bad debt expense on credit card receivables during the nine months ended October 27, 2012.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
(unaudited)
Net earnings	—	—	—	1,451	—	1,451
Other comprehensive income	—	—	—	—	(77)	(77)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	8.4	1	478	—	—	479
November 2, 2013	631.8	$53	$4,403	$12,353	$(653)	$16,156

Dividends declared per share were $1.22 and $1.02 for the nine months ended November 2, 2013 and October 27, 2012, respectively. For the fiscal year ended February 2, 2013, dividends declared per share were $1.38.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2012 Form 10-K.  The same accounting policies are followed in preparing quarterly and annual financial data.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

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

The U.S. Segment earned credit card revenues prior to the close of the transaction, and earned $184 million and $471 million, respectively, of profit-sharing income from TD during the three and nine months ended November 2, 2013.  On a consolidated basis, this profit-sharing income is offset by a $36 million and $82 million reduction in the beneficial interest asset, for a net $148 million and $389 million impact for the three and nine months ended November 2, 2013, respectively. These amounts are classified within SG&A expenses in the Consolidated Statements of Operations.

The $225 million beneficial interest asset recognized at the close of the transaction was reduced during the three and nine months ended November 2, 2013 by $28 million and $74 million, respectively, of profit-sharing payments related to sold receivables.  The beneficial interest asset was also reduced by an $8 million revaluation adjustment during the three and nine months ended November 2, 2013.   As of November 2, 2013, $143 million of a beneficial interest asset remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position.  Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four-year period following the close of the transaction, with larger reductions in the early years.

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

Fair Value Measurements - Recurring Basis
	Fair Value at			Fair Value at			Fair Value at
	November 2, 2013			February 2, 2013			October 27, 2012
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$3	$—	$—	$130	$—	$—	$800	$—	$—
Other current assets
Interest rate swaps(a)	—	2	—	—	4	—	—	11	—
Prepaid forward contracts	72	—	—	73	—	—	76	—	—
Beneficial interest asset(b)	—	—	76	—	—	—	—	—	—
Other noncurrent assets
Interest rate swaps(a)	—	68	—	—	85	—	—	90	—
Company-owned life insurance investments(c)	—	302	—	—	269	—	—	258	—
Beneficial interest asset(b)	—	—	67	—	—	—	—	—	—
Total	$75	$372	$143	$203	$358	$—	$876	$359	$—
Liabilities
Other current liabilities
Interest rate swaps(a)	$—	$—	$—	$—	$2	$—	$—	$4	$—
Other noncurrent liabilities
Interest rate swaps(a)	—	43	—	—	54	—	—	59	—
Total	$—	$43	$—	$—	$56	$—	$—	$63	$—

(a)  See Note 5 for additional information on interest rate swaps.
(b)  A rollforward of the Level 3 beneficial interest asset is included in Note 2.
(c) Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $794 million at November 2, 2013, $817 million at February 2, 2013 and $807 million at October 27, 2012.

Valuation Technique
Short-term investments - Carrying value approximates fair value because maturities are less than three months.

Prepaid forward contracts - Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.

Interest rate swaps - Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads).

Company-owned life insurance investments - Includes investments in separate accounts valued based on market rates credited by the insurer.

Beneficial interest asset - Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $23 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $5 million. As described in Note 2, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a smaller impact on the estimated fair value.

The carrying amount and estimated fair value of debt, a significant financial instrument not measured at fair value in the Consolidated Statements of Financial Position, was $12,754 million and $14,155 million, respectively, at November 2, 2013, $15,618 million and $18,143 million, respectively, at February 2, 2013, and $16,647 million and $19,796 million, respectively at October 27, 2012.  The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as Level 2.  The carrying amount and estimated fair value of debt excludes unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Nine Months Ended
(dollars in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Maximum daily amount outstanding during the period	$1,173	$—	$1,465	$620
Average daily amount outstanding during the period	528	—	439	134
Amount outstanding at period-end	1,077	—	1,077	—
Weighted average interest rate	0.13%	n/a	0.14%	0.16%

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

As of November 2, 2013 and October 27, 2012, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized during the three and nine months ended November 2, 2013 or October 27, 2012.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Nine Months Ended
Type of Contract	Classification of Income/(Expense)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Interest rate swaps	Net interest expense	$6	$12	$21	$32

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $59 million, $75 million and $84 million, at November 2, 2013, February 2, 2013 and October 27, 2012, respectively.

6. Share Repurchase

Share Repurchases	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total number of shares purchased	—	1.7	21.9	21.8
Average price paid per share	$—	$62.90	$67.41	$57.53
Total investment	$—	$104	$1,474	$1,255

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts(a)	Three Months Ended		Nine Months Ended
(millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total number of shares purchased	—	0.1	0.2	0.5
Total cash investment	$—	$4	$14	$25
Aggregate market value(b)	$—	$5	$17	$29

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

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(millions)	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Service cost	$29	$30	$88	$90	$2	$3	$5	$7
Interest cost	35	35	104	105	—	1	1	2
Expected return on assets	(59)	(55)	(176)	(165)	—	—	—	—
Amortization of losses	26	26	76	78	1	—	4	2
Amortization of prior service cost	(3)	—	(8)	—	(4)	(3)	(12)	(7)
Total	$28	$36	$84	$108	$(1)	$1	$(2)	$4

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was a pretax loss of $7 million and pretax income of $3 million for the three months ended November 2, 2013 and October 27, 2012, respectively, and pretax income of $5 million and $18 million for the nine months ended November 2, 2013 and October 27, 2012, respectively. For the nine months ended November 2, 2013 and October 27, 2012, we invested $11 million and $19 million, respectively, in such investment instruments. This activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 6. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock	Number of Shares	Contractual Price Paid per Share	Fair Value	Total Cash Investment
(millions, except per share data)
October 27, 2012	1.2	$45.46	$76	$54
February 2, 2013	1.2	45.46	73	54
November 2, 2013	1.1	46.52	72	52

8. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefit		Total
February 2, 2013	$(29)		$(15)	$(532)		$(576)
Other comprehensive income before reclassifications	—		(30)	28		(2)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
May 4, 2013	$(28)		$(45)	$(492)		$(565)
Other comprehensive income before reclassifications	—		(101)	—		(101)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
August 3, 2013	$(27)		$(146)	$(480)		$(653)
Other comprehensive income before reclassifications	—		(13)	—		(13)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
November 2, 2013	$(26)		$(159)	$(468)		$(653)

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

Business Segment Results	Three Months Ended November 2, 2013			Three Months Ended October 27, 2012
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$16,925	$333	$17,258	$16,601	$—	$16,601
Cost of sales	11,849	284	12,133	11,569	—	11,569
Selling, general and administrative expenses(a)	3,595	221	3,817	3,409	72	3,482
Depreciation and amortization	504	66	569	519	24	542
Segment profit	$977	$(238)	$739	$1,104	$(96)	$1,008
Gain on receivables transaction(b)			—			156
Reduction of beneficial interest asset(a)			(36)			—
Earnings before interest expense and income taxes			703			1,164
Net interest expense			165			192
Earnings before income taxes			$538			$972

Business Segment Results	Nine Months Ended November 2, 2013			Nine Months Ended October 27, 2012
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$50,387	$694	$51,081	$49,589	$—	$49,589
Cost of sales	34,916	525	35,441	34,406	—	34,406
Selling, general and administrative expenses(a)	10,437	621	11,058	9,879	154	10,033
Depreciation and amortization	1,488	160	1,648	1,537	67	1,603
Segment profit	3,546	(612)	2,934	3,767	(221)	3,547
Gain on receivables transaction(b)			391			156
Reduction of beneficial interest asset(a)			(82)			—
Earnings before interest expense and income taxes			3,243			3,703
Net interest expense			965			558
Earnings before income taxes			$2,278			$3,145
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
(b) Refer to Note 2 for more information on our credit card receivables transaction.

Total Assets by Segment (millions)	November 2, 2013	February 2, 2013	October 27, 2012
U.S.	$39,747	$43,289	$45,453
Canadian	6,483	4,722	3,970
Total segment assets	46,230	48,011	49,423
Unallocated assets(a)	143	152	156
Total assets	$46,373	$48,163	$49,579
Note: Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment.
(a) Represents the beneficial interest asset for the period ended November 2, 2013. For the periods ended February 2, 2013, and October 27, 2012, represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The third quarter 2013 includes the following notable items:

•	GAAP earnings per share were $0.54, including higher-than-expected dilution of $0.29 related to the Canadian Segment.

•	Adjusted earnings per share were $0.84 on a comparable sales increase of 0.9 percent.

•	We opened 32 stores in the quarter - 23 in Canada and 9 in the U.S.

Sales were $17,258 million for the three months ended November 2, 2013, an increase of $657 million or 4.0 percent from the same period in the prior year. Cash flow provided by operations was $4,753 million and $3,348 million for the nine months ended November 2, 2013 and October 27, 2012, respectively.  On March 13, 2013, we sold our entire U.S. consumer credit card portfolio to TD Bank Group (TD) and recognized a gain of $391 million. This transaction is described in Note 2 to the financial statements included in this Form 10-Q. In connection with the sale of our U.S. credit card receivables, we received cash of $5.7 billion. Of this amount, $2.7 billion is included in cash flow provided by operations and $3.0 billion is included in cash flow provided by investing activities.

Earnings Per Share	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
GAAP diluted earnings per share	$0.54	$0.96	(44.3)%	$2.26	$3.06	(26.3)%
Adjustments(a)	0.30	(0.06)		0.82	0.06
Adjusted diluted earnings per share	$0.84	$0.90	(6.0)%	$3.08	$3.12	(1.3)%
Note: A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.
(a) Adjustments represent the diluted EPS impact of our 2013 Canadian market entry, adjustments related to the sale of our U.S. credit card receivables portfolio, favorable resolution of various income tax matters and the loss on early retirement of debt.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended			Nine Months Ended
(dollars in millions)	November 2, 2013	October 27, 2012	Percent Change	November 2, 2013	October 27, 2012	Percent Change
Sales	$16,925	$16,601	2.0%	$50,387	$49,589	1.6%
Cost of sales	11,849	11,569	2.4	34,916	34,406	1.5
Gross margin	5,076	5,032	0.9	15,471	15,183	1.9
SG&A expenses(a)	3,595	3,409	5.4	10,437	9,879	5.6
EBITDA	1,481	1,623	(8.8)	5,034	5,304	(5.1)
Depreciation and amortization	504	519	(3.1)	1,488	1,537	(3.2)
EBIT	$977	$1,104	(11.4)%	$3,546	$3,767	(5.9)%
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
(a) SG&A includes credit card revenues and expenses for all periods presented prior to the March 2013 sale of our U.S. consumer credit card portfolio to TD Bank. For the three and nine months ended November 2, 2013, SG&A also includes $184 million and $471 million, respectively, of profit-sharing income from the arrangement with TD.

U.S. Segment Rate Analysis		Three Months Ended October 27, 2012				2013 U.S. Segment Change vs. 2012
	Three Months Ended November 2, 2013	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised	Historical U.S. Retail Segment
Gross margin rate	30.0%	30.3%	—	pp	30.3%	(0.3)pp	(0.3)pp
SG&A expense rate	21.2	20.5	(0.9)		21.4	0.7	(0.2)
EBITDA margin rate	8.7	9.8	0.9		8.9	(1.1)	(0.2)
Depreciation and amortization expense rate	3.0	3.1	—		3.1	(0.1)	(0.1)
EBIT margin rate	5.8	6.6	0.8		5.8	(0.8)	—

U.S. Segment Rate Analysis		Nine Months Ended October 27, 2012				2013 U.S. Segment Change vs. 2012
	Nine Months Ended November 2, 2013	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised	Historical U.S. Retail Segment
Gross margin rate	30.7%	30.6%	—	pp	30.6%	0.1pp	0.1pp
SG&A expense rate	20.7	19.9	(0.9)		20.8	0.8	(0.1)
EBITDA margin rate	10.0	10.7	0.9		9.8	(0.7)	0.2
Depreciation and amortization expense rate	3.0	3.1	—		3.1	(0.1)	(0.1)
EBIT margin rate	7.0	7.6	0.9		6.7	(0.6)	0.3
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

Sales

Sales include merchandise sales, net of expected returns, from our stores and our digital business, as well as gift card breakage.

Sales by Product Category	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Household essentials	26%	26%	27%	26%
Hardlines	15	14	15	15
Apparel and accessories	20	20	20	20
Food and pet supplies	21	21	21	21
Home furnishings and décor	18	19	17	18
Total	100%	100%	100%	100%

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

Comparable Sales	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Comparable sales change	0.9%	2.9%	0.5%	3.7%
Drivers of change in comparable sales
Number of transactions	(1.3)	0.5	(1.5)	1.0
Average transaction amount	2.2	2.4	2.1	2.7
Selling price per unit	3.3	1.2	1.5	1.6
Units per transaction	(1.1)	1.2	0.6	1.0

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

REDcard Penetration	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Target Credit Cards	9.5%	8.0%	9.1%	7.6%
Target Debit Card	10.4	6.0	9.5	5.2
Total REDcard Penetration	19.9%	14.0%	18.6%	12.8%

Gross Margin Rate

For the three months ended November 2, 2013, our gross margin rate decreased to 30.0 percent from 30.3 percent in the comparable period last year. This decrease reflects category rate pressure from seasonal markdowns and a 0.2 percentage point impact of our integrated growth strategies of our 5% REDcard Rewards loyalty program and our store remodel program. Declines in the gross margin rate were partially offset by a 0.2 percentage point benefit related to changes we made to certain merchandise vendor contracts. Vendor contract changes regarding payments received in support of marketing programs resulted in more vendor consideration being recognized in 2013 as a reduction of our cost of sales rather than a reduction to SG&A.  The change to vendor contracts increased our gross margin rate for both the three and nine months ended November 2, 2013, with an equal and offsetting increase in our SG&A rate, and has no impact on EBITDA or EBIT margin rates.

For the nine months ended November 2, 2013, our gross margin rate increased to 30.7 percent from 30.6 percent in the comparable period last year. The rate benefited from underlying rate improvements within categories and a 0.2 percentage point change related to the change in certain merchandise vendor contracts. The increases in the rate were partially offset by a 0.3 percentage point impact from our integrated growth strategies.

Selling, General and Administrative Expense Rate

For the three months ended November 2, 2013, our SG&A expense rate was 21.2 percent, increasing from 20.5 percent in the comparable period last year. The SG&A rate increased 0.6 percentage points due to a smaller contribution from the credit card portfolio. Our continued investment in technology and distribution in support of multichannel initiatives also increased the rate. The 2013 change to certain merchandise vendor contracts increased our SG&A rate by 0.2 percentage points, with an equal and offsetting increase to the gross margin rate discussed above. Increases in the SG&A rate were partially offset by the continued benefit from our expense optimization efforts and a 0.3 percentage point benefit for the three months ended November 2, 2013, from favorable incentive compensation and store hourly payroll.

For the nine months ended November 2, 2013, our SG&A expense rate was 20.7 percent, increasing from 19.9 percent in the comparable period last year. The SG&A rate increased 0.6 percentage points due to a smaller contribution from the credit card portfolio. Our continued investment in technology and distribution in support of multichannel initiatives also increased the rate. The 2013 change to certain merchandise vendor contracts increased our SG&A rate by 0.2 percentage points, with an equal and offsetting increase to the gross margin rate discussed above. Increases in the SG&A rate were partially offset by the continued benefit from our expense optimization efforts and a 0.4 percentage point benefit from favorable incentive compensation and store hourly payroll.

Depreciation and Amortization Expense Rate

For the three and nine months ended November 2, 2013, our depreciation and amortization expense rate was 3.0 percent compared with 3.1 percent in the respective prior year periods. The decrease was due to the favorable impact of higher sales combined with stable depreciation and amortization expenses from the steady pace of capital investments in recent years.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Beginning store count	1,788	1,772	1,778	1,763
Opened	9	10	19	22
Closed	—	—	—	(1)
Relocated	—	(1)	—	(3)
Ending store count	1,797	1,781	1,797	1,781
Number of stores remodeled during the period	32	32	100	252

Number of Stores and	Number of Stores			Retail Square Feet(a)
Retail Square Feet	November 2, 2013	February 2, 2013	October 27, 2012	November 2, 2013	February 2, 2013	October 27, 2012
General merchandise stores	293	391	395	34,273	46,584	47,038
Expanded food assortment stores	1,245	1,131	1,130	160,891	146,249	146,087
SuperTarget stores	251	251	251	44,500	44,500	44,500
CityTarget stores	8	5	5	820	514	514
Total	1,797	1,778	1,781	240,484	237,847	238,139
(a) In thousands: reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

We opened 91 stores in Canada during the first nine months of 2013. After quarter end, we opened an additional 33 stores, completing our goal of opening 124 Canadian Target stores by the end of 2013. Our Canadian Segment generated sales of $333 million and $694 million for the three and nine months ended November 2, 2013. The gross margin rates of 14.8 percent and 24.4 percent for the three and nine months ended November 2, 2013, respectively, reflect efforts to clear excess inventory following lower than anticipated year-to-date sales and supply chain start-up challenges. In addition to operating expenses, our Canadian Segment SG&A expense includes start-up costs.

Canadian Segment Results	Three Months Ended				Nine Months Ended
(dollars in millions)	November 2, 2013	October 27, 2012	Percent Change		November 2, 2013	October 27, 2012	Percent Change
Sales	$333	$—	n/a	%	$694	$—	n/a	%
Cost of sales	284	—	n/a		525	—	n/a
Gross margin	49	—	n/a		169	—	n/a
SG&A expenses	221	72	206.2		621	154	304.1
EBITDA	(172)	(72)	138.2		(452)	(154)	194.1
Depreciation and amortization	66	24	177.5		160	67	138.8
EBIT	$(238)	$(96)	147.9%		$(612)	$(221)	177.3%

Canadian Segment Rate Analysis	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
Gross margin rate	14.8%	24.4%
SG&A expense rate	66.6	89.5
EBITDA margin rate	(51.8)	(65.1)
Depreciation and amortization expense rate	19.7	23.1
EBIT margin rate	(71.5)	(88.2)

Due to the start-up nature of our Canadian Segment, the rates above may not be indicative of future results.

REDcard Penetration	Three Months Ended November 2, 2013	Nine Months Ended November 2, 2013
Target Credit Cards	1.4%	1.2%
Target Debit Card	1.5	1.4
Total REDcard Penetration	2.9%	2.6%

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Beginning store count	68	—	—	—
Opened	23	—	91	—
Ending store count	91	—	91	—

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet(a)
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
General merchandise stores	91	—	10,325	—
(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Net Interest Expense

In the third quarter 2013, net interest expense decreased to $165 million from $192 million in 2012, benefiting from first quarter debt retirement.

Net interest expense for the nine months ended November 2, 2013 was $965 million, which includes a $445 million loss on early retirement of debt, compared with $558 million for the nine months ended October 27, 2012.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended November 2, 2013 was 36.6 percent and 36.3 percent, respectively, up from 34.5 percent and 35.2 percent for the three and nine months ended October 27, 2012, respectively. This change was primarily driven by a lower benefit associated with the favorable resolution of various income tax matters, combined with the net effect of increased losses related to Canadian operations. The resolution of various income tax matters reduced tax expense by $25 million and $57 million for the three and nine months ended October 27, 2012, respectively, compared with $7 million and $11 million for the same periods this year.

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
(millions, except per share data)	U.S.	Canadian	Other		GAAP Total
Three Months Ended November 2, 2013
Segment profit	$977	$(238)	$—		$739
Net interest expense	145	20	—		165
Reduction of beneficial interest asset	—	—	36		36
Earnings before income taxes	832	(258)	(36)		538
Provision for income taxes(b)	294	(76)	(21)	(d)	197
Net earnings	$538	$(182)	$(15)		$341
Diluted earnings per share	$0.84	$(0.29)	$(0.02)		$0.54
Three Months Ended October 27, 2012
Segment profit	$1,104	$(96)	$—		$1,008
Net interest expense	172	20	—		192
Gain on receivables held for sale	—	—	(156)		(156)
Earnings before income taxes	932	(116)	156		972
Provision for income taxes(b)	337	(33)	31	(d)	335
Net earnings	$595	$(83)	$125		$637
Diluted earnings per share	$0.90	$(0.13)	$0.19		$0.96

Nine Months Ended November 2, 2013
Segment profit	$3,546	$(612)	$—		$2,934
Net interest expense	462	59	445	(c)	965
Gain on receivables transaction(a)	—	—	(391)		(391)
Reduction of beneficial interest asset	—	—	82		82
Earnings before income taxes	3,084	(671)	(136)		2,278
Provision for income taxes(b)	1,101	(201)	(74)	(d)	827
Net earnings	$1,983	$(470)	$(62)		$1,451
Diluted earnings per share	$3.08	$(0.73)	$(0.10)		$2.26
Nine Months Ended October 27, 2012
Segment profit	$3,767	$(221)	$—		$3,547
Net interest expense	499	58	—		558
Gain on receivables held for sale	—	—	(156)		(156)
Earnings before income taxes	3,268	(279)	156		3,145
Provision for income taxes(b)	1,187	(80)	—	(d)	1,107
Net earnings	$2,081	$(199)	$156		$2,038
Diluted earnings per share	$3.12	$(0.30)	$0.23		$3.06
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
(c) Represents the loss on early retirement of debt.
(d) Includes the effect of resolution of income tax matters. The results for the three and nine months ended November 2, 2013 include a $14 million and $31 million tax benefit, respectively, for the reduction of the beneficial interest asset.  The results for the nine months ended November 2, 2013 also include a $144 million tax expense for the gain on receivables transaction and a $176 million tax benefit related to the loss on early retirement of debt. The results for the three and nine months ended October 27, 2012 also include a $57 million tax effect related to the gain on receivables held for sale.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $706 million compared with $1,469 million for the same period in 2012. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first nine months of 2013 were funded by both internally and externally generated funds. Cash flow provided by operations was $4,753 million for the nine months ended November 2, 2013 compared with $3,348 million for the same period in 2012. Our cash flows, combined with our prior year-end cash position, allowed us to pay current debt maturities, repurchase long term debt, invest in the business, pay dividends and repurchase shares under our share repurchase program.

Concurrent with the sale of our U.S. credit card portfolio described in Note 2 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion. Also during the first quarter of 2013, we used $1.4 billion of the net proceeds received from the sale to repurchase at market value $970 million of debt. We have applied additional proceeds from the sale to reduce our debt and repurchase shares.

Share Repurchases

During the nine months ended November 2, 2013, we repurchased 21.9 million shares of our common stock for a total investment of $1,474 million ($67.41 per share). We did not repurchase any shares during the three months ended November 2, 2013 due to our performance and our commitment to maintain our strong investment-grade credit rating.  During the three and nine months ended October 27, 2012, we repurchased 1.7 million shares and 21.8 million shares, respectively, of our common stock for a total investment of $104 million ($62.90 per share) and $1,255 million ($57.53 per share), respectively.

Dividends

We paid dividends totaling $271 million and $734 million for the three and nine months ended November 2, 2013, and $236 million and $635 million during the three and nine months ended October 27, 2012, an increase of 15 percent and 16 percent, respectively. We declared dividends totaling $272 million ($0.43 per share) in third quarter 2013, an increase of 15 percent over the $236 million ($0.36 per share) of declared dividends during the third quarter of 2012. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of November 2, 2013 our credit ratings were as follows:

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

As a measure of our financial condition we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first nine months of 2013, our ratio of earnings to fixed charges was 4.60x compared with 5.69x for the first nine months of 2012. (See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2013 calculation).

We have additional liquidity through a committed $2.25 billion revolving credit facility obtained in October 2011, which was amended this quarter to extend the expiration date to October 2018.  No balances were outstanding at any time during 2013 or 2012.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at November 2, 2013, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, pay dividends and continue purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

Our 2012 Form 10-K included a summary of contractual obligations and commitments as of February 2, 2013. During the nine months ended November 2, 2013, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: For our Canadian Segment, our financial performance; on a consolidated basis, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the continued execution of our share repurchase program, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends and the effects of macroeconomic conditions.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended November 2, 2013, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 49.1 million shares of our common stock, for a total cash investment of $3,096 million ($62.99 average price per share).

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of the Current Program(a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
August 4, 2013 through August 31, 2013	6,126	$—	49,148,329	$1,904,324,394
September 1, 2013 through October 5, 2013	1,878	—	49,148,329	1,904,324,394
October 6, 2013 through November 2, 2013	458	—	49,148,329	1,904,324,394
	8,462	$—	49,148,329	$1,904,324,394
(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. At November 2, 2013, we held asset positions in prepaid forward contracts for 1 million shares of our common stock, for a total cash investment of $52 million, or $46.52 per share. No shares were reacquired under such contracts during the third quarter.
(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended November 2, 2013, 8,462 shares were reacquired at an average per share price of $63.50 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	By-laws (as amended through September 9, 2009)(2)

(10)Y	Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: 11/27/2013	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(10)Y	Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically