Form 10-K
period 2014-02-01
TARGET CORP
filed 2014-03-14
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant on August 3, 2013 was 45,036,171,526, based on the closing price of $71.50 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 10, 2014 were 633,174,692.
DOCUMENTS INCORPORATED BY REFERENCE
1.    Portions of Target's Proxy Statement to be filed on or about April 28, 2014 are incorporated into Part III.

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation or the Company) was incorporated in Minnesota in 1902. We offer our customers, referred to as "guests," both everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a preferred shopping experience to our guests is supported by our strong supply chain and technology infrastructure, a devotion to innovation that is ingrained in our organization and culture, and our disciplined approach to managing our business and investing in future growth.
We operate as two reportable segments: U.S. and Canadian. Our U.S. Segment includes all of our U.S. retail operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices. The U.S. Segment also includes our credit card servicing activities and certain centralized operating and corporate activities not allocated to our Canadian Segment. Our Canadian Segment includes all of our Canadian retail operations, including 124 stores opened during 2013. We currently do not have a digital sales channel within our Canadian Segment.
Prior to the first quarter of 2013, we operated a U.S. Credit Card Segment that offered credit to qualified guests through our branded credit cards: the Target Credit Card and the Target Visa Credit Card. In the first quarter of 2013, we sold our U.S. consumer credit card portfolio, and TD Bank Group (TD) now underwrites, funds and owns Target Credit Card and Target Visa consumer receivables in the U.S. We perform account servicing and primary marketing functions and earn a substantial portion of the profits generated by the portfolio. Following the sale of our U.S. consumer credit card portfolio to TD, we combined our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 6 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for more information on the credit card receivables transaction and segment change.

Data Breach

During the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). For further information about the Data Breach, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Highlights

For information about our fiscal years, see Item 8, Financial Statements and Supplemental Data - Note 1, Summary of Accounting Policies, of this Annual Report on Form 10-K.
For information on key financial highlights and segment financial information, see the items referenced in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplemental Data — Note 28, Segment Reporting, of this Annual Report on Form 10-K.

Seasonality

A larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

We sell a wide assortment of general merchandise and food. Our general merchandise and CityTarget stores offer an edited food assortment, including perishables, dry grocery, dairy and frozen items, while our SuperTarget stores offer a full line of food items comparable to traditional supermarkets. Our digital channels include a wide assortment of general merchandise, including many items found in our stores and a complementary assortment, such as extended sizes and colors, that are only sold online.

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2013 sales related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
Archer Farms®	Gilligan & O'Malley®	Sutton & Dodge®
Simply Balanced™	Market Pantry®	Threshold™
Boots & Barkley®	Merona®	up & up®
CHEFS®	Room Essentials®	Wine Cube®
Circo®	Smith & Hawken®	Xhilaration®
Embark®	Spritz™

Exclusive Brands
Assets® by Sarah Blakely	Genuine Kids from OshKosh®	Nate Berkus for Target®
C9 by Champion®	Giada De Laurentiis™ for Target®	Nick & Nora®
Carlton®	Harajuku Mini for Target®	Shaun White
Chefmate®	Just One You made by Carter's	Simply Shabby Chic®
Cherokee®	Kid Made Modern®	Sonia Kashuk®
Converse® One Star®	Kitchen Essentials® from Calphalon®	Thomas O'Brien®
dENiZEN™ from Levi's®	Liz Lange® for Target
Fieldcrest®	Mossimo Supply Company®

We also sell merchandise through periodic exclusive design and creative partnerships, and also generate revenue from in-store amenities such as Target Café, Target Clinic, Target Pharmacy and Target Photo, and leased or licensed departments such as Target Optical, Pizza Hut, Portrait Studio and Starbucks.

Distribution

The vast majority of merchandise is distributed to our stores through our network of 40 distribution centers, 37 in the United States and 3 in Canada. General merchandise is shipped to and from our distribution centers by common carriers. Certain food items and other merchandise is shipped directly to our stores in the U.S. and Canada by vendors or third party distributors.

Employees

At February 1, 2014, we employed approximately 366,000 full-time, part-time and seasonal employees, referred to as "team members." During our peak sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 416,000 team members. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies, depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan,
401(k) plan, medical and dental plans, a retiree medical plan, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts. We believe our team member relations are good.

Working Capital

Our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December, which we typically finance with cash flow provided by operations and short-term borrowings. Additional details are provided in the Liquidity and Capital Resources section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Effective inventory management is key to our ongoing success. We use various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by being in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns.

Competition

We compete with traditional and off-price general merchandise retailers, apparel retailers, internet retailers, wholesale clubs, category specific retailers, drug stores, supermarkets and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide a compelling value proposition largely determine our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our owned brands.

Geographic Information

The vast majority of our revenues are generated within the United States. During 2013, a modest percentage of our revenues were generated in Canada. The vast majority of our long-lived assets are located within the United States and Canada.

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
The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our guests’ shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service, loyalty programs and marketing efforts. Our ability to create a personalized guest experience through the collection and use of guest data is increasingly important to our ability to differentiate from other retailers. Guest perceptions regarding the cleanliness and safety of our stores, the functionality and reliability of our digital channels, our in-stock levels and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margins and expenses.
We sell many products under our owned and exclusive brands. These brands are an important part of our business because they differentiate us from other retailers, generally carry higher margins than equivalent national brand products and represent a significant portion of our overall sales. If one or more of these brands experiences a loss of consumer acceptance or confidence, our sales and gross margins could be adversely affected.
The continuing migration and evolution of retailing to online and mobile channels has increased our challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. We work with our vendors to offer unique and distinctive merchandise, and encourage our guests to shop with confidence with our price match policy. Failure to effectively execute in these efforts, actions by our competitors in response to these efforts or failures of our vendors to manage their own channels and content could hurt our ability to differentiate ourselves from other retailers and, as a result, have an adverse effect on sales, gross margins and expenses.
Our continued success is substantially dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.
We believe that one of the reasons our guests prefer to shop at Target and our team members choose Target as a place of employment is the reputation we have built over many years for serving our four primary constituencies: guests, team members, the communities in which we operate, and shareholders. To be successful in the future, we must continue to preserve, grow and leverage the value of Target's reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on our business, including consumer boycotts, lost sales, loss of new store development opportunities, or team member retention and recruiting difficulties. For example, we experienced weaker than expected U.S. Segment sales following the announcement of the Data Breach and are unable to determine whether there will be a long-term impact to our relationship with our guests and whether we will need to engage in significant promotional or other activities to regain their trust.
If we are unable to successfully develop and maintain a relevant and reliable multichannel experience for our guests, our sales, results of operations and reputation could be adversely affected.
Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile and social media, among others). Our guests are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (Target.com), applications for mobile phones and tablets and interact with our guests through social media. Multichannel retailing is rapidly evolving and we must keep pace with changing guest expectations and new developments and technology investments by our competitors. If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our multichannel efforts, implement improvements to our guest‑facing technology in a timely manner, or provide a convenient and consistent experience for our guests regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other guest‑facing technology systems do not appeal to our guests or reliably function as designed, we may experience a loss of guest confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.
If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margins and profitability could suffer.
A substantial part of our business is dependent on our ability to make trend‑right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, home décor, seasonal offerings, food and other merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, and personalize our offerings to our guests may result in lost sales, spoilage and increased inventory markdowns, which would lead to a deterioration in our results of operations by hurting our sales, gross margins and profitability.
Our earnings are highly susceptible to the state of macroeconomic conditions and consumer confidence in the United States.
Most of our stores and all of our digital sales are in the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. Deterioration in macroeconomic conditions or consumer confidence could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins. These same considerations impact the success of our credit card program. Even though we no longer own a consumer credit card receivables portfolio, we share in the economic performance of the credit card program with TD. Deterioration in macroeconomic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in us receiving lower profit‑sharing payments.
We rely on a large, global and changing workforce of Target team members, contractors and temporary staffing. If we do not effectively manage our workforce and the concentration of work in certain global locations, our labor costs and results of operations could be adversely affected.
With approximately 366,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train and retain the appropriate mix of qualified team members, contractors and temporary staffing. Many team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs and changing demographics. If we are unable to attract and retain adequate numbers and an appropriate mix of qualified team members, contractors and temporary staffing, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations. As of March 14, 2014, none of our team members were working under collective bargaining agreements. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business.
We have a concentration of support functions located in India where there has been greater political, financial, environmental and health instability than the United States. An extended disruption of our operations in India could adversely affect certain operations supporting stability and maintenance of our digital channels and information technology development.
If our capital investments in technology, new stores and remodeling existing stores do not achieve appropriate returns, our competitive position, financial condition and results of operations may be adversely affected.
Our business is becoming increasingly reliant on technology investments and the returns on these investments are less predictable than building new stores and remodeling existing stores. We are currently making, and will continue to make, significant technology investments to support our multichannel efforts, implement improvements to our guest‑facing technology and transform our information processes and computer systems to more efficiently run our business and remain competitive and relevant to our guests. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations.
In addition, our growth also depends, in part, on our ability to build new stores and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. Many of our expected new store sites are located in fully developed markets, which are generally more time-consuming and expensive undertakings than expansion into undeveloped suburban and ex-urban markets.
Interruptions in our supply chain or increased commodity prices and supply chain costs could adversely affect our gross margins, expenses and results of operations.
We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks that could lead to lost sales. In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events that could slow port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. In addition, changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including vendor costs, labor, fuel, tariffs, currency exchange rates and supply chain transparency initiatives, could have an adverse effect on gross margins, expenses and results of operations.
Failure to address product safety concerns could adversely affect our sales and results of operations.
If our merchandise offerings, including food, drug and children’s products, do not meet applicable safety standards or our guests’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative guest perceptions regarding the safety of the products we sell could cause our guests to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our guests.
The data breach we experienced in 2013 has resulted in government inquiries and private litigation, and if our efforts to protect the security of information about our guests and team members are unsuccessful, future issues may result in additional costly government enforcement actions and private litigation and our sales and reputation could suffer.
The nature of our business involves the receipt and storage of information about our guests and team members. We have a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. Until the fourth quarter of 2013, all incidents we experienced were insignificant. The Data Breach we experienced was significant and went undetected for several weeks. We experienced weaker than expected U.S. Segment sales immediately following the announcement of the Data Breach, and we are currently facing more than 80 civil lawsuits filed on behalf of guests, payment card issuing banks and shareholders. In addition, state and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Those claims and investigations may have an adverse effect on how we operate our business and our results of operations.
If we experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to additional government enforcement actions and private litigation. In addition, our guests could further lose confidence in our ability to protect their information, which could cause them to discontinue using our REDcards or pharmacy services, or stop shopping with us altogether.

Our failure to comply with federal, state, local and international laws, or changes in these laws could increase our costs, reduce our margins and lower our sales.
Our business is subject to a wide array of laws and regulations in the United States, Canada and other countries in which we operate. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, privacy and information security, product safety, supply chain transparency, or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. For example, we are currently facing government inquiries related to the Data Breach that may result in the imposition of fines or other penalties. In addition, any legislative or regulatory changes adopted in reaction to the recent retail-industry data breaches could increase or accelerate our compliance costs. Also, our pharmacy and clinic operations are governed by various regulations, and a significant change in, or our noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. In addition, if we fail to comply with other applicable laws and regulations, including wage and hour laws, the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins and lowering our sales.
Weather conditions where our stores are located may impact consumer shopping patterns, which alone or together with natural disasters, particularly in areas where our sales are concentrated, could adversely affect our results of operations.
Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states by total sales are California, Texas and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales are concentrated could result in significant physical damage to or closure of one or more of our stores or distribution centers, and cause delays in the distribution of merchandise from our vendors to our distribution centers and stores, which could adversely affect our results of operations by increasing our costs and lowering our sales.
Changes in our effective income tax rate could adversely affect our net income.
A number of factors influence our effective income tax rate, including changes in tax law, tax treaties, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.
If we are unable to access the capital markets or obtain bank credit, our financial position, liquidity and results of operations could suffer.
We are dependent on a stable, liquid and well-functioning financial system to fund our operations and capital investments. In particular, we have historically relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. If rating agencies lower our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to meet our capital requirements or fund our working capital needs, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.
A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.
We rely extensively on our computer systems to manage inventory, process guest transactions, manage guest data, communicate with our vendors and other third parties, service REDcard accounts and summarize and analyze results, and on continued and unimpeded access to the internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair or replacement costs, experience data loss and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could adversely affect our results of operations. The Data Breach we experienced negatively impacted our ability to timely handle customer inquiries, and we experienced weaker than expected U.S. Segment sales following the announcement of the Data Breach.
We continually make significant technology investments that will help maintain and update our existing computer systems. Implementing significant system changes increases the risk of computer system disruption. Additionally, the potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce our operational efficiency, and could impact the guest experience and guest confidence.
If we do not positively differentiate the Target experience and appeal to our new Canadian guests, our financial results could be adversely affected.
In fiscal 2013 we opened 124 Target stores in Canada, which was our first retail store expansion outside of the United States. Our initial sales and operating results in Canada have not met our initial expectations. Improving our sales in Canada is contingent on our ability to deploy new marketing programs that positively differentiate us from other retailers in Canada, and achieve market acceptance by Canadian guests. In addition, our sales and operating results in Canada are dependent on our ability to manage our inventory to offer the expected assortment of merchandise to our Canadian guests while avoiding overstock situations, and general macroeconomic conditions in Canada. If we do not effectively execute our marketing program and manage our inventory in Canada, our financial results could be adversely affected.
A disruption in relationships with third parties who provide us services in connection with certain aspects of our business could adversely affect our operations.
We rely on third parties to support a variety of business functions, including our Canadian supply chain, portions of our technology development and systems, our multichannel platforms and distribution network operations, credit and debit card transaction processing, and extensions of credit for our 5% REDcard Rewards loyalty program. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if those third parties fail to meet our performance standards and expectations, including with respect to data security, our reputation, sales and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement providers or hiring new team members to provide these services in-house.
We experienced a significant data security breach in the fourth quarter of fiscal 2013 and are not yet able to determine the full extent of its impact and the impact of government investigations and private litigation on our results of operations, which could be material.
The Data Breach we experienced involved the theft of certain payment card and guest information through unauthorized access to our network. Our investigation of the matter is ongoing, and it is possible that we will identify additional information that was accessed or stolen, which could materially worsen the losses and reputational damage we have experienced. For example, when the intrusion was initially identified, we thought the information stolen was limited to payment card information, but later discovered that other guest information was also stolen.
We are currently subject to a number of governmental investigations and private litigation and other claims relating to the Data Breach, and in the future we may be subject to additional investigations and claims of this sort. These investigations and claims could have a material adverse impact on our results of operations or profitability. Our financial liability arising from such investigations and claims will depend on many factors, one of which is whether, at the time of the Data Breach, the portion of our network that handles payment card data was in compliance with applicable payment card industry standards. While that portion of our network was determined to be compliant by an independent third-party assessor in the fall of 2013, we expect the forensic investigator working on behalf of the payment card networks to claim that we were not in compliance. Another factor is whether, and if so to what extent, any fraud losses or other expenses experienced by cardholders, card issuers and/or the payment card networks on or with respect to the payment card accounts affected by the Data Breach can be properly attributed to the Data Breach and whether, and if so to what extent, it would in any event be our legal responsibility. In addition, the governmental agencies investigating the Data Breach may seek to impose on us fines and/or other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our network and collect and use guest information, and put us at a competitive disadvantage with other retailers.

Finally, we believe that the greatest risk to our business arising out of the Data Breach is the negative impact on our reputation and loss of confidence of our guests, as well as the possibility of decreased participation in our REDcards Rewards loyalty program which our internal analysis has indicated drives meaningful incremental sales. We experienced weaker than expected U.S. Segment sales after the announcement of the Data Breach, but are unable to determine whether there will be a long-term impact to our relationship with our guests or whether we will need to engage in significant promotional or other activities to regain their trust, which could have a material adverse impact on our results of operations or profitability.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

U.S. Stores at February 1, 2014	Stores	Retail Sq. Ft. (in thousands)		Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,150	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	47	6,264	Nevada	19	2,461
Arkansas	9	1,165	New Hampshire	9	1,148
California	262	34,718	New Jersey	43	5,701
Colorado	41	6,215	New Mexico	10	1,185
Connecticut	20	2,672	New York	69	9,437
Delaware	3	440	North Carolina	48	6,360
District of Columbia	1	179	North Dakota	4	554
Florida	123	17,345	Ohio	64	8,002
Georgia	54	7,398	Oklahoma	16	2,285
Hawaii	4	695	Oregon	19	2,280
Idaho	6	664	Pennsylvania	64	8,384
Illinois	91	12,514	Rhode Island	4	517
Indiana	33	4,377	South Carolina	19	2,359
Iowa	22	3,015	South Dakota	5	580
Kansas	19	2,577	Tennessee	32	4,114
Kentucky	14	1,660	Texas	149	20,976
Louisiana	16	2,246	Utah	13	1,953
Maine	5	630	Vermont	—	—
Maryland	38	4,938	Virginia	57	7,650
Massachusetts	36	4,734	Washington	36	4,194
Michigan	59	7,057	West Virginia	6	755
Minnesota	75	10,777	Wisconsin	39	4,773
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,736
			Total	1,793	240,054

Canadian Stores at February 1, 2014	Stores	Retail Sq. Ft. (in thousands)		Stores	Retail Sq. Ft. (in thousands)
Alberta	14	1,633	Nunavut	—	—
British Columbia	18	2,047	Ontario	50	5,772
Manitoba	4	457	Prince Edward Island	1	106
New Brunswick	3	320	Quebec	25	2,876
Newfoundland and Labrador	2	216	Saskatchewan	3	319
Northwest Territories	—	—	Yukon	—	—
Nova Scotia	4	443
			Total	124	14,189

U.S. Stores and Distribution Centers at February 1, 2014	Stores	Distribution Centers (a)
Owned	1,535	31
Leased	91	6
Owned buildings on leased land	167	—
Total	1,793	37

(a)	The 37 distribution centers have a total of 50,111 thousand square feet.

Canadian Stores and Distribution Centers at February 1, 2014	Stores	Distribution Centers (a)
Owned	—	3
Leased	124	—
Total	124	3

(a)	The 3 distribution centers have a total of 3,963 thousand square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space in Minneapolis and elsewhere in the United States. We lease our Canadian headquarters in Mississauga, Ontario. Our international sourcing operations include 22 office locations in 14 countries, all of which are leased. We also lease office space in Bangalore, India, where we operate various support functions. Our properties are in good condition, well maintained, and suitable to carry on our business.
For additional information on our properties, see the Capital Expenditures section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 12 and 20 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 3.    Legal Proceedings

No response is required under Item 103 of Regulation S-K, which requires disclosure of legal proceedings that are material, based on an analysis of the probability and magnitude of the outcome. For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach we experienced in the fourth quarter of fiscal 2013 in which certain payment card and guest information was stolen through unauthorized access to our network, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

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

Name	Title and Business Experience	Age
Timothy R. Baer	Executive Vice President, General Counsel and Corporate Secretary since March 2007.	53
Anthony S. Fisher	President, Target Canada since January 2011. Vice President, Merchandise Operations from February 2010 to January 2011. Divisional Merchandise Manager, Toys and Sporting Goods, from June 2008 to January 2010.	39
John D. Griffith	Executive Vice President, Property Development since February 2005.	52
Jeffrey J. Jones II	Executive Vice President and Chief Marketing Officer since April 2012. Partner and President of McKinney Ventures LLC from March 2006 to March 2012.	46
Jodeen A. Kozlak	Executive Vice President, Human Resources since March 2007.	50
John J. Mulligan	Executive Vice President and Chief Financial Officer since April 2012. Senior Vice President, Treasury, Accounting and Operations from February 2010 to April 2012. Vice President, Pay and Benefits from February 2007 to February 2010.	48
Tina M. Schiel	Executive Vice President, Stores since January 2011. Senior Vice President, New Business Development from February 2010 to January 2011. Senior Vice President, Stores from February 2001 to February 2010.	48
Gregg W. Steinhafel	Chairman of the Board, President and Chief Executive Officer since February 2009. President and Chief Executive Officer since May 2008. Director since January 2007. President since August 1999.	59
Kathryn A. Tesija	Executive Vice President, Merchandising and Supply Chain since October 2012. Executive Vice President, Merchandising from May 2008 to September 2012.	51
Laysha L. Ward	President, Community Relations and Target Foundation since July 2008.	46

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 10, 2014, there were 15,875 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2013 and 2012 are disclosed in Note 29 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.
In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock, with no stated expiration for the share repurchase program. We have repurchased 49.1 million shares of our common stock under this program for a total cash investment of $3.1 billion ($62.99 average price per share).
The table below presents Target common stock purchases made during the three months ended February 1, 2014 by Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (a)(b)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
November 3, 2013 through November 30, 2013	2,406	$—	49,148,329	$1,904,324,394
December 1, 2013 through January 4, 2014	18,310	—	49,148,329	1,904,324,394
January 5, 2014 through February 1, 2014	147,537	—	49,148,329	1,904,324,394
	168,253	$—	49,148,329	$1,904,324,394

(a)
The table above includes shares reacquired upon settlement of prepaid forward contracts. At February 1, 2014, we held asset positions in prepaid forward contracts for 1 million shares of our common stock, for a total cash investment of $63 million, or an average per share price of $48.83. No shares were reacquired under such contracts during the fourth quarter. Refer to Notes 23 and 25 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further details of these contracts.

(b)
The number of shares above includes shares of common stock reacquired from team members who tendered owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended February 1, 2014,168,253 shares were reacquired at an weighted average per share price of $61.91 pursuant to our long-term incentive plan.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31, 2009	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014
Target	$100.00	$167.08	$179.93	$169.27	$211.54	$200.64
S&P 500 Index	100.00	133.14	161.44	170.04	199.98	240.58
Previous Peer Group	100.00	128.10	146.82	163.21	205.64	247.92
Current Peer Group	100.00	128.46	147.71	164.25	207.23	249.77

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 15 online, general merchandise, department store, food and specialty retailers, which are large and meaningful competitors (Amazon.com, Best Buy, Costco, CVS Caremark, Home Depot, J. C. Penney, Kohl's, Kroger, Lowe's, Macy's, Safeway, Sears, Supervalu, Walgreens and Walmart) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group excluding Supervalu. The change in peer groups was made to be consistent with the retail peer group used for our definitive Proxy Statement to be filed on or about April 28, 2014.
Both peer groups are weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, the Previous Peer Group and the Current Peer Group on January 31, 2009, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Year Ended
(millions, except per share data)	2013	2012 (a)	2011	2010	2009	2008
Financial Results:
Total revenues (b)	$72,596	$73,301	$69,865	$67,390	$65,357	$64,948
Net earnings	1,971	2,999	2,929	2,920	2,488	2,214
Per Share:
Basic earnings per share	3.10	4.57	4.31	4.03	3.31	2.87
Diluted earnings per share	3.07	4.52	4.28	4.00	3.30	2.86
Cash dividends declared per share	1.65	1.38	1.15	0.92	0.67	0.62
Financial Position:
Total assets	44,553	48,163	46,630	43,705	44,533	44,106
Long-term debt, including current portion	13,782	17,648	17,483	15,726	16,814	18,752
Note: This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Report, and our consolidated financial statements and notes thereto, included in Item 8 of this Report.

(a)	Consisted of 53 weeks.

(b)
For 2013, total revenues include sales generated by our U.S. and Canadian retail operations. For 2012 and prior, total revenues include sales generated by our U.S. retail operations and credit card revenues.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2013 included the following notable items:

•	GAAP earnings per share were $3.07, including dilution of $1.13 related to the Canadian Segment.

•	Adjusted earnings per share were $4.38 on a comparable sales decrease of 0.4 percent.

•	We paid dividends of $1,006 million and repurchased 21.9 million of our shares for $1,474 million.

•	We opened 124 stores in Canada, marking the biggest single-year store opening cycle in the Company's history and first year of international retail operations.

•	We completed the sale of our U.S. consumer credit card portfolio to TD in March 2013 and recognized a gain of $391 million.

•	We used $1.4 billion of the net proceeds received from the sale of our U.S. consumer credit card portfolio to repurchase, at market value, $970 million of debt.
Sales were $72,596 million for 2013, an increase of $636 million or 0.9 percent from the prior year. Consolidated earnings before interest expense and income taxes for 2013 decreased by $1,142 million or 21.3 percent from 2012 to $4,229 million. Cash flow provided by operations was $6,520 million, $5,325 million and $5,434 million for 2013, 2012 and 2011, respectively. In connection with the sale of our U.S. credit card receivables, we received cash of $5.7 billion. Of this amount, $2.7 billion is included in cash flow provided by operations and $3.0 billion is included in cash flow provided by investing activities.

Earnings Per Share				Percent Change
	2013	2012 (a)	2011	2013/2012	2012/2011
GAAP diluted earnings per share	$3.07	$4.52	$4.28	(32.1)%	5.6%
Adjustments	1.31	0.24	0.13
Adjusted diluted earnings per share	$4.38	$4.76	$4.41	(8.0)%	7.9%
Note:    We have disclosed adjusted diluted earnings per share ("Adjusted EPS"), a non-GAAP metric, which excludes the impact of certain matters not related to our routine retail operations, including the impact of our Canadian market entry. Management believes that Adjusted EPS is meaningful in order to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 25.

(a)	Consisted of 53 weeks.

Data Breach

Description of Event

As previously disclosed, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation to date, we believe that the intruder accessed and stole payment card data from approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 15, 2013, through malware installed on our point-of-sale system in our U.S. stores. On December 15, we removed the malware from virtually all registers in our U.S. stores. Payment card data used in transactions made by 56 additional guests in the period between December 16 and December 17 was stolen prior to our disabling malware on one additional register that was disconnected from our system when we completed the initial malware removal on December 15. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals. Our investigation of the matter is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.
Expenses Incurred and Amounts Accrued

In the fourth quarter of 2013, we recorded $61 million of pretax Data Breach-related expenses, and expected insurance proceeds of $44 million, for net expenses of $17 million ($11 million after tax), or $0.02 per diluted share. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of our segment results. Expenses include costs to investigate the Data Breach, provide credit-monitoring services to our guests, increase staffing in our call centers, and procure legal and other professional services.
The $61 million of fourth quarter expenses also includes an accrual related to the expected payment card networks’ claims by reason of the Data Breach. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred. In order for us to have liability for such claims, we believe that a court would have to find among other things that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, we expect the forensic investigator working on behalf of the payment card networks nonetheless to claim that we were not in compliance with those standards at the time of the Data Breach. We base that expectation on our understanding that, in cases like ours where prior to a data breach the entity suffering the breach had been found by an independent third-party assessor to be fully compliant with those standards, the network-approved forensic investigator nonetheless regularly claims that the breached entity was not in fact compliant with those standards. As a result, we believe it is probable that the payment card networks will make claims against us. We expect to dispute the payment card networks’ anticipated claims, and we think it is likely that our disputes would lead to settlement negotiations consistent with the experience of other entities that have suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of both the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. We based our year-end accrual on the expectation of reaching negotiated settlements of the payment card networks’ anticipated claims and not on any determination that it is probable we would be found liable on these claims were they to be litigated. Currently, we can only reasonably estimate a loss associated with settlements of the networks' expected claims for non-ordinary course operating expenses. The year-end accrual does not include any amounts associated with the networks' expected claims for alleged incremental counterfeit fraud losses because the loss associated with settling such claims, while probable in our judgment, is not reasonably estimable, in part because we have not yet received third-party fraud reporting from the payment card networks. We are not able to reasonably estimate a range of possible losses in excess of the year-end accrual related to the expected settlement of the payment card networks’ claims because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. We believe that the ultimate amount paid on payment card network claims could be material to our results of operations in future periods.

Litigation and Governmental Investigations

In addition, more than 80 actions have been filed in courts in many states and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising out of the Data Breach. State and federal agencies, including the State Attorneys General, the Federal Trade Commission and the SEC are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Further, we do not believe that a loss from these matters is probable; therefore, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in the fourth quarter. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.
Future Costs

We expect to incur significant investigation, legal and professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received. We also expect to incur additional expenses associated with incremental fraud and reissuance costs on Target REDcards.
Insurance Coverage

To limit our exposure to Data Breach losses, we maintain $100 million of network-security insurance coverage, above a $10 million deductible. This coverage and certain other insurance coverage may reduce our exposure. We will pursue recoveries to the maximum extent available under the policies. As of February 1, 2014, we have recorded a $44 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, which partially offsets the $61 million of expense relating to the Data Breach.

Future Capital Investments

We plan to accelerate a previously planned investment of approximately $100 million to equip our proprietary REDcards and all of our U.S. store card readers with chip-enabled smart-card technology by the first quarter of 2015.
In addition, we may accelerate or make additional investments in our information technology systems, but we are unable to estimate such investments because the nature and scope has not yet been determined. We do not expect such amounts to be material to any fiscal period.
Effect on Sales and Guest Loyalty

We believe the Data Breach adversely affected our fourth quarter U.S. Segment sales. Prior to our December 19, 2013 announcement of the Data Breach, our U.S. Segment fourth quarter comparable sales were positive, followed by meaningfully negative comparable sales results following the announcement. Comparable sales began to recover in January 2014. The collective interaction of year-over-year changes in the retail calendar (e.g., the number of days between Thanksgiving and Christmas), combined with the broad array of competitive, consumer behavioral and weather factors makes any quantification of the precise impact of the Data Breach on sales infeasible.
Fourth quarter sales penetration on our REDcards was 20.9 percent, up 5.4 percentage points from 2012. While the rate of increase slowed following the Data Breach, year-over-year penetration continued to grow.
We know our guests' confidence in Target and the broader U.S. payment system has been shaken. We are committed to, and actively engaged in, activities to restore their confidence. We cannot predict the length or extent of any ongoing impact to sales.

Credit Card Receivables Transaction

In March 2013, we sold our entire U.S. consumer credit card portfolio to TD and recognized a gain of $391 million. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. Consideration received included cash of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing, and a $225 million beneficial interest asset. The beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Based on historical payment patterns, we estimate that the beneficial interest asset will be reduced over a four-year period following the sale, with larger reductions in the early years. As of February 1, 2014, a $127 million beneficial interest asset remained. Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.
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
Beginning with the first quarter of 2013, we no longer report a U.S. Credit Card Segment.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results				Percent Change
(dollars in millions)	2013	2012 (a)	2011	2013/2012	2012/2011
Sales	$71,279	$71,960	$68,466	(0.9)%	5.1%
Cost of sales	50,039	50,568	47,860	(1.0)	5.7
Gross margin	21,240	21,392	20,606	(0.7)	3.8
SG&A expenses (b)	14,285	13,759	13,079	3.8	5.2
EBITDA	6,955	7,633	7,527	(8.9)	1.4
Depreciation and amortization	1,996	2,044	2,084	(2.4)	(1.9)
EBIT	$4,959	$5,589	$5,443	(11.3)%	2.7%
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

(b)
SG&A includes credit card revenues and expenses for all periods presented prior to the March 2013 sale of our U.S. consumer credit card portfolio to TD. For 2013, SG&A also includes $653 million of profit-sharing income from the arrangement with TD.

U.S. Segment Rate Analysis		Twelve Months Ended February 2, 2013				2013 U.S. Segment Change vs. 2012
	Twelve Months Ended February 1, 2014	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised	Historical U.S. Retail Segment
Gross margin rate	29.8%	29.7%	—	pp	29.7%	0.1pp	0.1pp
SG&A expense rate	20.0	19.1	(0.8)		19.9	0.9	0.1
EBITDA margin rate	9.8	10.6	0.8		9.8	(0.8)	—
Depreciation and amortization expense rate	2.8	2.8	—		2.8	—	—
EBIT margin rate	7.0	7.8	0.8		7.0	(0.8)	—

U.S. Segment Rate Analysis		Twelve Months Ended January 28, 2012				2012 U.S. Segment Change vs. 2011
	Twelve Months Ended February 2, 2013	U.S. Segment, as revised	Impact of Historical U.S. Credit Card Segment(a)		Historical U.S. Retail Segment	U.S. Segment, as revised	Historical U.S. Retail Segment
Gross margin rate	29.7%	30.1%	—	pp	30.1%	(0.4)pp	(0.4)pp
SG&A expense rate	19.1	19.1	(1.0)		20.1	—	(1.0)
EBITDA margin rate	10.6	11.0	1.0		10.0	(0.4)	0.6
Depreciation and amortization expense rate	2.8	3.0	—		3.0	(0.2)	(0.2)
EBIT margin rate	7.8	8.0	1.0		7.0	(0.2)	0.8
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

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage. The decrease in sales in 2013 reflects the impact of an additional week in 2012 and a decline in comparable sales, partially offset by the contribution from new stores. Sales growth in 2012 resulted from higher comparable sales, the contribution from new stores and a 1.7 percentage point benefit from an additional week in the fiscal year. Inflation did not materially affect sales in any period presented.
Comparable sales is a measure that highlights the performance of our existing stores and digital sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. The method of calculating comparable sales varies across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Comparable sales include all sales, except sales from stores open less than thirteen months.

Comparable Sales	2013	2012	2011
Comparable sales change	(0.4)%	2.7%	3.0%
Drivers of change in comparable sales:
Number of transactions	(2.7)%	0.5%	0.4%
Average transaction amount	2.3%	2.3%	2.6%
Selling price per unit	1.6%	1.3%	0.3%
Units per transaction	0.7%	1.0%	2.3%

U.S. Sales by Product Category	Percentage of Sales
	2013	2012	2011
Household essentials (a)	25%	25%	25%
Hardlines (b)	18	18	19
Apparel and accessories (c)	19	19	19
Food and pet supplies (d)	21	20	19
Home furnishings and décor (e)	17	18	18
Total	100%	100%	100%

(a)	Includes pharmacy, beauty, personal care, baby care, cleaning and paper products.

(b)	Includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods and toys.

(c)	Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as intimate apparel, jewelry, accessories and shoes.

(d)	Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce and pet supplies.

(e)	Includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive and seasonal merchandise such as patio furniture and holiday décor.

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.
Credit is offered by TD to qualified guests through Target-branded credit cards: the Target Credit Card and the Target Visa Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target. We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our REDcards are also incremental sales for Target.

REDcard Penetration	2013	2012	2011
Target Credit Cards	9.3%	7.9%	6.8%
Target Debit Card	9.9	5.7	2.5
Total store REDcard Penetration	19.3%	13.6%	9.3%
Note: The sum of Target Credit Cards and Target Debit Card penetration may not equal Total store REDcard Penetration due to rounding.

Gross Margin Rate

Our gross margin rate was 29.8 percent in 2013, 29.7 percent in 2012 and 30.1 percent in 2011. The 2013 increase is primarily the result of a change in vendor contracts regarding payments received in support of marketing programs. Increases to the rate were offset by our integrated growth strategies of our 5 percent REDcard Rewards loyalty program and our store remodel program.
The 2013 change to certain merchandise vendor contracts resulted in more vendor consideration being recognized as a reduction of our cost of sales rather than a reduction of SG&A. This change increased our gross margin rate for 2013, with an equal and offsetting increase in our SG&A rate, and has no impact on EBITDA or EBIT margin rates.

Selling, General and Administrative Expense Rate

(a) Represents revised U.S. Segment results.

Our SG&A expense rate was 20.0 percent in 2013, and 19.1 percent in both 2012 and 2011. The increase in 2013 resulted from a smaller contribution from our credit card portfolio, investments in technology and supply chain in support of multichannel initiatives, changes in merchandise vendor contracts described on the previous page, and other increases. Increases were partially offset by the benefit from our company-wide expense optimization efforts and favorable incentive compensation and store hourly payroll. During 2012, investments in technology and supply chain were offset by improvements in store hourly payroll and disciplined expense management across the Company.

Store Data

Change in Number of Stores	2013	2012
Beginning store count	1,778	1,763
Opened	19	23
Closed	(4)	(5)
Relocated	—	(3)
Ending store count	1,793	1,778
Number of stores remodeled during the year	100	252

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Target general merchandise stores	289	391	33,843	46,584
Expanded food assortment stores	1,245	1,131	160,891	146,249
SuperTarget stores	251	251	44,500	44,500
CityTarget stores	8	5	820	514
Total	1,793	1,778	240,054	237,847

(a)	In thousands, reflects total square feet less office, distribution center and vacant space.

Canadian Segment

Canadian Segment Results				Percent Change
(dollars in millions)	2013	2012	2011	2013/2012	2012/2011
Sales	$1,317	$—	$—	n/a	n/a
Cost of sales	1,121	—	—	n/a	n/a
Gross margin	196	—	—	n/a	n/a
SG&A expenses	910	272	74	234.9	268.7
EBITDA	(714)	(272)	(74)	162.6	268.7
Depreciation and amortization	227	97	48	133.6	103.2
EBIT	$(941)	$(369)	$(122)	155.0%	203.5%

Canadian Segment Rate Analysis	2013
Gross margin rate	14.9%
SG&A expense rate	69.1
EBITDA margin rate	(54.2)
Depreciation and amortization expense rate	17.3
EBIT margin rate	(71.5)
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
Due to the start-up nature of our Canadian Segment, the rates above may not be indicative of future results.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage. Refer to Note 2 of the Notes to Consolidated Financial Statements for a definition of gift card breakage.
We opened 124 Canadian Target general merchandise stores during 2013 with 14.2 million total retail square feet. Canadian sales of $1,317 million represent a partial year of operation, with approximately 55 percent of the stores opened during the first half of the year, 20 percent during the third quarter and the remaining 25 percent during the fourth quarter.
Credit is offered to guests by Royal Bank of Canada (RBC) through our co-branded credit card: the Target RBC MasterCard. Additionally, we offer a proprietary Target Debit Card. Consistent with our branded payment products in the U.S., these payment products are referred to as REDcards. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	2013
Target Credit Cards	1.4%
Target Debit Card	1.5
Total store REDcard Penetration	2.9%

Gross Margin Rate

The gross margin rate of 14.9 percent reflects efforts to clear excess inventory following lower than anticipated sales and supply chain start-up challenges.

Selling, General and Administrative Expense Rate

In addition to operating expenses during 2013, our Canadian Segment SG&A expense for 2013, 2012 and 2011 included start-up costs including compensation, benefits and third-party service expenses.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to our selling, general and administrative expenses recorded within our segments, we recorded certain other expenses during 2013. These expenses included a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, $19 million in impairment charges related to certain parcels of undeveloped land, and $17 million of Data Breach-related costs, net of expected insurance proceeds. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 25.

Net Interest Expense

Net interest expense was $1,126 million in 2013. This increase of 47.7 percent, or $364 million, from 2012 was due to a $445 million loss on early retirement of debt in 2013, partially offset by the benefit from 2013 debt reductions.
Net interest expense was $762 million for 2012. This decrease of 12.0 percent, or $104 million, from 2011 was primarily due to an $87 million loss on early retirement of debt in 2011.

Provision for Income Taxes

Our effective income tax rate increased to 36.5 percent in 2013, from 34.9 percent in 2012, which was driven by the net effect of increased losses related to Canadian operations combined with a lower year-over-year benefit from the favorable resolution of various income tax matters. The resolution of various income tax matters reduced tax expense by $16 million and $58 million in 2013 and 2012, respectively. A tax rate reconciliation is provided in Note 21 to our Consolidated Financial Statements.
Our effective income tax rate increased to 34.9 percent in 2012, from 34.3 percent in 2011, primarily due to a lower benefit associated with the favorable resolution of various income tax matters, combined with the effect of increased losses related to Canadian operations. Various income tax matters were resolved in 2012 and 2011 which reduced tax expense by $58 million and $85 million, respectively.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share, which excludes the impact of our 2013 Canadian market entry, the gain on receivables transaction, favorable resolution of various income tax matters, the loss on early retirement of debt and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our U.S. operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	2013			2012			2011
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$3.07			$4.52			$4.28
Adjustments
Total Canadian losses (a)	$1,018	$723	$1.13	$447	$315	$0.48	$166	$119	$0.17
Loss on early retirement of debt	445	270	0.42	—	—	—	87	55	0.08
Gain on receivables transaction (b)	(391)	(247)	(0.38)	(152)	(97)	(0.15)	—	—	—
Reduction of beneficial interest asset	98	61	0.09	—	—	—	—	—	—
Other (c)	64	40	0.06	—	—	—	—	—	—
Data Breach related costs, net of insurance receivable (d)	17	11	0.02	—	—	—	—	—	—
Resolution of income tax matters	—	(16)	(0.03)	—	(58)	(0.09)	—	(85)	(0.12)
Adjusted diluted earnings per share			$4.38			$4.76			$4.41
Note: A non-GAAP financial measures summary is provided on page 16. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.
(a) Total Canadian losses include interest expense of $77 million, $78 million and $44 million for 2013, 2012 and 2011, respectively.
(b) 2013 adjustment represents consideration received in the first quarter from the sale of our U.S. credit card receivables in excess of the recorded amount of the receivables. Consideration included a beneficial interest asset of $225 million. The 2012 adjustment represents the gain on receivables held for sale.
(c) Other includes a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes and $19 million in impairment charges related to certain parcels of undeveloped land.
(d) For 2013, we recorded $61 million of pretax Data Breach-related expenses, and expected insurance proceeds of $44 million, for net pretax expenses of $17 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $695 million compared with $784 million in 2012. Short-term investments (highly liquid investments with an original maturity of three months or less from the time of purchase) of $3 million and $130 million were included in cash and cash equivalents at the end of 2013 and 2012, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Cash Flows

Our 2013 operations were funded by both internally generated funds and proceeds from the sale of our consumer credit card receivables portfolio. Cash flow provided by operations was $6,520 million in 2013 compared with $5,325 million in 2012. Our cash flows, combined with our prior year-end cash position, allowed us to pay current debt maturities, invest in the business, pay dividends and repurchase shares under our share repurchase program.
Concurrent with the sale of our U.S. credit card portfolio described in Note 6 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion. Also during the first quarter of 2013, we used $1.4 billion of the net proceeds received from the sale to repurchase, at market value, $970 million of debt. We have applied additional proceeds from the sale to reduce our debt and repurchase shares.
Year-end inventory levels increased from $7,903 million in 2012 to $8,766 million in 2013, about half of which was for our 2013 Canadian market entry. Accounts payable increased by $627 million, or 8.9 percent over the same period.

Share Repurchases

During the first quarter of 2012, we completed a $10 billion share repurchase program authorized by our Board of Directors in November 2007, and began repurchasing shares under a new $5 billion program authorized by our Board of Directors in January 2012. During 2013, we repurchased 21.9 million shares of our common stock for a total investment of $1,474 million ($67.41 per share). We did not repurchase any shares during the second half of 2013 due to our performance and desire to maintain our strong investment grade credit ratings. During 2012, we repurchased 32.2 million shares of our common stock for a total investment of $1,900 million ($58.96 per share).

Dividends

We paid dividends totaling $1,006 million in 2013 and $869 million in 2012, for an increase of 15.8 percent. We declared dividends totaling $1,051 million ($1.65 per share) in 2013, for an increase of 16.4 percent over 2012. We declared dividends totaling $903 million ($1.38 per share) in 2012, an increase of 16.2 percent over 2011. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. As of February 1, 2014, our credit ratings were as follows:

Credit Ratings	Moody's	Standard and Poor's	Fitch
Long-term debt	A2	A+	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds and other terms for new debt issuances could be adversely impacted. Each credit rating agency reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Our Standard and Poor’s rating currently carries a negative outlook, and we believe that our recent operating performance may cause Standard and Poor’s to lower their long-term debt rating by one level.
As a measure of our financial condition, we monitor our interest coverage ratio, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our interest coverage ratio was 4.7x in 2013, 6.1x in 2012 and 5.9x in 2011. Refer to Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivable portfolio and loss on early retirement of debt affected the 2013 calculation.
In 2013, we funded our peak sales season working capital needs through internally generated funds and the issuance of commercial paper. In 2012, we funded our peak sales season working capital needs through internally generated funds.

Commercial Paper
(dollars in millions)	2013	2012	2011
Maximum daily amount outstanding during the year	$1,465	$970	$1,211
Average amount outstanding during the year	408	120	244
Amount outstanding at year-end	80	970	—
Weighted average interest rate	0.13%	0.16%	0.11%

We have additional liquidity through a committed $2.25 billion revolving credit facility obtained in October 2011, which was amended during 2013 to extend the expiration date to October 2018. No balances were outstanding at any time during 2013 or 2012 under this facility.
Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at February 1, 2014, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.
We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund obligations incurred as a result of the Data Breach and any related future technology enhancements, pay dividends and continue purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Capital Expenditures

Capital Expenditures	2013			2012			2011
(millions)	U.S.	Canada	Total	U.S.	Canada	Total	Total
New stores	$536	$1,451	$1,987	$673	$417	$1,090	$2,058
Store remodels and expansions	281	—	281	690	—	690	1,289
Information technology, distribution and other	1,069	116	1,185	982	515	1,497	1,021
Total	$1,886	$1,567	$3,453	$2,345	$932	$3,277	$4,368

Capital expenditures increased in 2013 from the prior year due to Canadian expenditures in advance of 2013 store openings, partially offset by fewer remodels and new stores in the U.S . The decrease in capital expenditures in 2012 from the prior year was primarily driven by the 2011 purchase of Zellers leases in Canada and fewer 2012 U.S. store remodels, partially offset by continued investment in new stores in the U.S. and Canada and technology and multichannel investments. We expect approximately $2.4 to $2.7 billion of capital expenditures in 2014, reflecting an estimated $2.1 to $2.3 billion in our U.S. Segment, including the previously discussed acceleration of our investment in chip-enabled smart card technology, and approximately $0.3 to $0.4 billion in our Canadian Segment.

Commitments and Contingencies

Contractual Obligations as of	Payments Due by Period
February 1, 2014		Less than	1-3	3-5	After 5
(millions)	Total	1 Year	Years	Years	Years
Recorded contractual obligations:
Long-term debt (a)	$11,708	$1,001	$778	$2,453	$7,476
Capital lease obligations (b)	5,313	204	390	307	4,412
Real estate liabilities (c)	144	144	—	—	—
Deferred compensation (d)	522	46	99	111	266
Tax contingencies (e)	—	—	—	—	—
Loss contingencies (f)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt	8,618	590	1,145	917	5,966
Operating leases (b)	4,103	187	359	330	3,227
Real estate obligations (g)	305	289	16	—	—
Purchase obligations (h)	1,317	828	301	61	127
Future contributions to retirement plans (i)	—	—	—	—	—
Contractual obligations	$32,030	$3,289	$3,088	$4,179	$21,474

(a)
Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. See Note 18 of the Notes to Consolidated Financial Statements for further information.

(b)
Total contractual lease payments include $3,740 million and $2,105 million of capital and operating lease payments, respectively, related to options to extend the lease term that are reasonably assured of being exercised. These payments also include $80 million and $135 million of legally binding minimum lease payments for stores that are expected to open in 2014 or later for capital and operating leases, respectively. Capital lease obligations include interest. See Note 20 of the Notes to Consolidated Financial Statements for further information.

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

(e)
Estimated tax contingencies of $241 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 21 of the Notes to Consolidated Financial Statements for further information.

(f)
Estimated loss contingencies, including those related to the Data Breach, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 17 of the Notes to Consolidated Financial Statements for further information.

(g)	Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities.

(h)
Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. (Note: we expect to extend certain merchandise contracts during the first quarter of 2014, which could increase our minimum purchase commitment by approximately $1,500 million.) We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are excluded from this table as these obligations are conditioned on terms of the letter of credit being met.

(i)
We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above because no additional amounts are required to be funded as of February 1, 2014. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

Off Balance Sheet Arrangements:    Other than the unrecorded contractual obligations above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Critical Accounting Estimates

Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:
Inventory and cost of sales:    We use the retail inventory method to account for the majority of our inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed to cost of sales in the period incurred. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change, including changing consumer demand, guest preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $8,766 million and $7,903 million at February 1, 2014 and February 2, 2013, respectively, and is further described in Note 10 of the Notes to Consolidated Financial Statements.
Vendor income receivable:    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors. This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions and advertising allowances, as well as for our compliance programs. We establish a receivable for the vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of all year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $555 million and $621 million at February 1, 2014 and February 2, 2013, respectively, and is described further in Note 4 of the Notes to Consolidated Financial Statements.
Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded impairments of $77 million, $37 million and $43 million in 2013, 2012 and 2011, respectively, and are described further in Note 12. As of February 1, 2014, a 10 percent decrease in the fair value of assets we intend to sell or close would result in additional impairment of $7 million in 2013. Historically, we have not realized material losses upon sale of long-lived assets.
Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $576 million and $627 million at February 1, 2014 and February 2, 2013, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would impact our self-insurance expense by $28 million in 2013. Historically, adjustments to our estimates have not been material. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters. As of February 1, 2014, we have recognized a $44 million insurance-recovery receivable relating to the Data Breach because we believe recovery is probable. However, it is possible that the insurance carriers could dispute our claims and that we may be unable to collect the recorded receivable.

Income taxes:    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $241 million and $280 million at February 1, 2014 and February 2, 2013, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. As of February 1, 2014 we had foreign net operating loss carryforwards of $1,466 million which are available to offset future income. These carryforwards are primarily related to the start-up operations of the Canadian Segment and expire between 2031 and 2033. We establish a valuation allowance for any portion of our deferred tax assets that we believe will not be realized. We have evaluated the positive and negative evidence and consider it more likely than not that these carryforwards will be fully utilized prior to expiration. Therefore, we have not established a valuation allowance. Income taxes are described further in Note 21 of the Notes to Consolidated Financial Statements.
Pension and postretirement health care accounting:    We maintain a funded qualified, defined benefit pension plan, as well as several smaller and unfunded nonqualified plans and a postretirement health care plan for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits varies depending on team members' full-time or part-time status, date of hire and/or length of service. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate and compensation growth rates. The assumptions used to determine the period-end benefit obligation also establish the expense for the next year, with adjustments made for any significant plan or participant changes.
Our expected long-term rate of return on plan assets of 8.0 percent is determined by the portfolio composition, historical long-term investment performance and current market conditions. Our compound annual rate of return on qualified plans' assets was 10.4 percent, 8.3 percent, 7.2 percent and 9.2 percent for the 5-year, 10-year, 15-year and 20-year periods, respectively. A one percentage point decrease in our expected long-term rate of return would increase annual expense by $29 million.
The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $30 million.
Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.
Pension and postretirement health care benefits are further described in Note 26 of the Notes to Consolidated Financial Statements.
Legal and other contingencies:    We are exposed to other claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material.
We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. With the exception of Data Breach-related loss exposures, we do not believe any of the currently identified claims or litigation will materially affect our results of operations, cash flows or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows or financial condition for the period in which the ruling occurs, or future periods.
For Data Breach-related exposures, we are unable to reasonably estimate a range of probable loss in excess of the recorded payment card network contingent losses. We believe that losses from the payment card networks in excess of the amounts recorded in fiscal 2013 are reasonably possible, and that these losses could be material to our results of operations in future periods, but we are unable to estimate a range of such reasonably possible losses. We are also unable to estimate a range of reasonably possible losses arising from Data Breach-related litigation and governmental investigations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further information on the Data Breach-related contingencies.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the continued execution of our share repurchase program, our expected capital expenditures, the impact of changes in the expected effective income tax rate on net income, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension and postretirement health care plans, the expected returns on pension plan assets, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach, expected insurance recoveries, expected changes to our contractual obligations, the expected ability to recognize deferred tax assets and liabilities, including foreign net operating loss carryforwards, and the resolution of tax matters.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At February 1, 2014, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate. Our interest rate exposure is primarily due to the extent by which our floating rate debt obligations differ from our floating rate short term investments. At February 1, 2014, our floating rate debt exceeded our floating rate short term investments by approximately $1 billion. As a result, based on our balance sheet position at February 1, 2014, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our short-term investments, would be to decrease earnings before income taxes by approximately $1 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate environments. See further description of our debt and derivative instruments in Notes 18 and 19 of the Notes to Consolidated Financial Statements.
We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at February 1, 2014, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $8 million.
In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $30 million. The value of our pension liabilities is inversely related to changes in interest rates. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 50 percent of the interest rate exposure of our funded status.

As more fully described in Note 13 and Note 25 of the Notes to Consolidated Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.
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

Gregg W. Steinhafel Chairman, President and Chief Executive Officer March 14, 2014	John J. Mulligan Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders
Target Corporation

We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 14, 2014, expressed an unqualified opinion thereon.
Minneapolis, Minnesota
March 14, 2014

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2014, based on the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of February 1, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Gregg W. Steinhafel Chairman, President and Chief Executive Officer March 14, 2014	John J. Mulligan Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders
Target Corporation

We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 1, 2014, and our report dated March 14, 2014, expressed an unqualified opinion thereon.
Minneapolis, Minnesota
March 14, 2014

Consolidated Statements of Operations

(millions, except per share data)	2013	2012	2011
Sales	$72,596	$71,960	$68,466
Credit card revenues	—	1,341	1,399
Total revenues	72,596	73,301	69,865
Cost of sales	51,160	50,568	47,860
Selling, general and administrative expenses	15,375	14,914	14,106
Credit card expenses	—	467	446
Depreciation and amortization	2,223	2,142	2,131
Gain on receivables transaction	(391)	(161)	—
Earnings before interest expense and income taxes	4,229	5,371	5,322
Net interest expense	1,126	762	866
Earnings before income taxes	3,103	4,609	4,456
Provision for income taxes	1,132	1,610	1,527
Net earnings	$1,971	$2,999	$2,929
Basic earnings per share	$3.10	$4.57	$4.31
Diluted earnings per share	$3.07	$4.52	$4.28
Weighted average common shares outstanding
Basic	635.1	656.7	679.1
Dilutive effect of share-based awards(a)	6.7	6.6	4.8
Diluted	641.8	663.3	683.9
(a) Excludes 2.3 million, 5.0 million and 15.5 million share-based awards for 2013, 2012 and 2011, respectively, because their effects were antidilutive.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(millions)	2013	2012	2011
Net earnings	$1,971	$2,999	$2,929
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of provision/(benefit) for taxes of $71, $58 and $(56)	110	92	(83)
Currency translation adjustment and cash flow hedges, net of provision/(benefit) for taxes of $11, $8 and $(11)	(425)	13	(17)
Other comprehensive income/(loss)	(315)	105	(100)
Comprehensive income	$1,656	$3,104	$2,829
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	February 1, 2014	February 2, 2013
Assets
Cash and cash equivalents, including short-term investments of $3 and $130	$695	$784
Credit card receivables, held for sale	—	5,841
Inventory	8,766	7,903
Other current assets	2,112	1,860
Total current assets	11,573	16,388
Property and equipment
Land	6,234	6,206
Buildings and improvements	30,356	28,653
Fixtures and equipment	5,583	5,362
Computer hardware and software	2,764	2,567
Construction-in-progress	843	1,176
Accumulated depreciation	(14,402)	(13,311)
Property and equipment, net	31,378	30,653
Other noncurrent assets	1,602	1,122
Total assets	$44,553	$48,163
Liabilities and shareholders' investment
Accounts payable	$7,683	$7,056
Accrued and other current liabilities	3,934	3,981
Current portion of long-term debt and other borrowings	1,160	2,994
Total current liabilities	12,777	14,031
Long-term debt and other borrowings	12,622	14,654
Deferred income taxes	1,433	1,311
Other noncurrent liabilities	1,490	1,609
Total noncurrent liabilities	15,545	17,574
Shareholders' investment
Common stock	53	54
Additional paid-in capital	4,470	3,925
Retained earnings	12,599	13,155
Accumulated other comprehensive loss
Pension and other benefit liabilities	(422)	(532)
Currency translation adjustment and cash flow hedges	(469)	(44)
Total shareholders' investment	16,231	16,558
Total liabilities and shareholders' investment	$44,553	$48,163
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 632,930,740 shares issued and outstanding at February 1, 2014; 645,294,423 shares issued and outstanding at February 2, 2013.
Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at February 1, 2014 or February 2, 2013.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2013	2012	2011
Operating activities
Net earnings	$1,971	$2,999	$2,929
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,223	2,142	2,131
Share-based compensation expense	110	105	90
Deferred income taxes	(254)	(14)	371
Bad debt expense (a)	41	206	154
Gain on receivables transaction	(391)	(161)	—
Loss on debt extinguishment	445	—	—
Noncash (gains)/losses and other, net	82	14	22
Changes in operating accounts:
Accounts receivable originated at Target	157	(217)	(187)
Proceeds on sale of accounts receivable originated at Target	2,703	—	—
Inventory	(885)	15	(322)
Other current assets	(267)	(123)	(150)
Other noncurrent assets	19	(98)	43
Accounts payable	625	199	232
Accrued and other current liabilities	(9)	138	218
Other noncurrent liabilities	(50)	120	(97)
Cash provided by operations	6,520	5,325	5,434
Investing activities
Expenditures for property and equipment	(3,453)	(3,277)	(4,368)
Proceeds from disposal of property and equipment	86	66	37
Change in accounts receivable originated at third parties	121	254	259
Proceeds from sale of accounts receivable originated at third parties	3,002	—	—
Cash paid for acquisitions, net of cash assumed	(157)	—	—
Other investments	130	102	(108)
Cash required for investing activities	(271)	(2,855)	(4,180)
Financing activities
Change in commercial paper, net	(890)	970	—
Additions to short-term debt	—	—	1,500
Reductions of short-term debt	—	(1,500)	—
Additions to long-term debt	—	1,971	1,994
Reductions of long-term debt	(3,463)	(1,529)	(3,125)
Dividends paid	(1,006)	(869)	(750)
Repurchase of stock	(1,461)	(1,875)	(1,842)
Stock option exercises and related tax benefit	456	360	89
Other	—	(16)	(6)
Cash required for financing activities	(6,364)	(2,488)	(2,140)
Effect of exchange rate changes on cash and cash equivalents	26	8	(32)
Net decrease in cash and cash equivalents	(89)	(10)	(918)
Cash and cash equivalents at beginning of period	784	794	1,712
Cash and cash equivalents at end of period	$695	$784	$794
Supplemental information
Interest paid, net of capitalized interest	$1,120	$775	$816
Income taxes paid	1,386	1,603	1,109
Noncash financing activities
Property and equipment acquired through capital lease obligations	211	282	1,388

(a)
Includes net write-offs of credit card receivables prior to the sale of our U.S. consumer credit card receivables on March 13, 2013, and bad debt expense on credit card receivables during the twelve months ended February 2, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
January 29, 2011	704.0	$59	$3,311	$12,698	$(581)	$15,487
Net earnings	—	—	—	2,929	—	2,929
Other comprehensive income	—	—	—	—	(100)	(100)
Dividends declared	—	—	—	(777)	—	(777)
Repurchase of stock	(37.2)	(3)	—	(1,891)	—	(1,894)
Stock options and awards	2.5	—	176	—	—	176
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive income	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Dividends declared per share were $1.65, $1.38 and $1.15 in 2013, 2012 and 2011, respectively.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    Target Corporation (Target, the Corporation, or the Company) operates two reportable segments: U.S. and Canadian. Our U.S. Segment includes all of our U.S. retail operations, including digital sales. The U.S. Segment also includes our U.S. credit card servicing activities and certain centralized operating and corporate activities not allocated to our Canadian Segment. In 2013, following the sale of our U.S. consumer credit card portfolio to TD Bank Group (TD), we combined our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment. Our Canadian Segment includes all of our Canadian retail operations, including 124 stores opened in 2013. We currently do not have a digital sales channel in Canada.
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
Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2013 ended February 1, 2014 and consisted of 52 weeks. Fiscal 2012 ended February 2, 2013, and consisted of 53 weeks. Fiscal 2011 ended January 28, 2012, and consisted of 52 weeks. Fiscal 2014 will end January 31, 2015, and will consist of 52 weeks.
Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

2. Revenues

Our retail stores generally record revenue at the point of sale. Sales from our online and mobile applications include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $29 million, $25 million and $22 million in 2013, 2012 and 2011, respectively.
Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.
Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their REDcard. The discounts associated with loyalty programs are included as reductions in sales in our Consolidated Statements of Operations and were $833 million, $583 million and $340 million in 2013, 2012 and 2011, respectively.

3. Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary items classified in each major expense category:

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
Import costs

Compensation and benefit costs including
•   Stores
•   Headquarters
Occupancy and operating costs of retail and
    headquarters facilities
Advertising, offset by vendor income that is a
    reimbursement of specific, incremental and
    identifiable costs
Pre-opening costs of stores and other facilities
U.S. credit cards servicing expenses and profit
    sharing
Litigation and defense costs and related insurance
    recovery
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

Advertising Costs (millions)	2013	2012	2011
Gross advertising costs	$1,744	$1,653	$1,589
Vendor income (a)	76	231	229
Net advertising costs	$1,668	$1,422	$1,360
(a)    A 2013 change to certain merchandise vendor contracts resulted in more vendor funding being recognized as a reduction of our cost of sales rather than offsetting certain advertising expenses.

6. Credit Card Receivables Transaction

In March 2013, we sold our entire U.S. consumer credit card portfolio to TD and recognized a gain of $391 million. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. Consideration received included cash of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing, and a $225 million beneficial interest asset. Concurrent with the sale of the portfolio, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.

TD now underwrites, funds and owns Target Credit Card and Target Visa receivables in the U.S. TD controls risk management policies and oversees regulatory compliance, and we perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. Income from the TD profit-sharing arrangement and our related account servicing expenses are classified within SG&A expenses in the U.S. Segment.
The U.S. Segment earned credit card revenues prior to the close of the transaction, and earned $653 million of profit-sharing from TD during 2013. On a consolidated basis, this profit-sharing income is offset by a $98 million reduction in the beneficial interest asset, for a net $555 million impact.
The $225 million beneficial interest asset recognized at the close of the transaction effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. It was reduced during 2013 by $96 million of profit-sharing payments related to sold receivables and a $2 million revaluation adjustment. As of February 1, 2014, a $127 million beneficial interest asset remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position. Based on historical payment patterns, we estimate that the remaining beneficial interest asset will be reduced over the next three years.
Prior to the sale, credit card revenues were recognized according to the contractual provisions of each credit card agreement. When accounts were written off, uncollected finance charges and late fees were recorded as a reduction of credit card revenues. Target retail sales charged on our credit cards totaled $5,807 million and $4,686 million in 2012 and 2011, respectively.
Historically, our credit card receivables were recorded at par value less an allowance for doubtful accounts. As of February 2, 2013, our consumer credit card receivables were recorded at the lower of cost (par) or fair value because they were classified as held for sale. Lower of cost (par) or fair value was determined on a segmented basis using the delinquency and credit-quality segmentation we have historically used to determine the allowance for doubtful accounts. Many nondelinquent balances were recorded at cost (par) because fair value exceeded cost. Delinquent balances were generally recorded at fair value, which reflected our expectation of losses on these receivables.

7. Canadian Leasehold Acquisition

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

Fair Value Measurements – Recurring Basis
	Fair Value at February 1, 2014			Fair Value at February 2, 2013
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$3	$—	$—	$130	$—	$—
Other current assets
Interest rate swaps (a)	—	1	—	—	4	—
Prepaid forward contracts	73	—	—	73	—	—
Beneficial interest asset (b)	—	—	71	—	—	—
Other noncurrent assets
Interest rate swaps (a)	—	62	—	—	85	—
Company-owned life insurance investments (c)	—	305	—	—	269	—
Beneficial interest asset (b)	—	—	56	—	—	—
Total	$76	$368	$127	$203	$358	$—
Liabilities
Other current liabilities
Interest rate swaps (a)	$—	$—	$—	$—	$2	$—
Other noncurrent liabilities
Interest rate swaps (a)	$—	$39	$—	$—	$54	$—
Total	$—	$39	$—	$—	$56	$—

(a)	There was one interest rate swap designated as an accounting hedge at February 1, 2014 and February 2, 2013. See Note 19 for additional information on interest rate swaps.

(b)	A rollforward of the Level 3 beneficial interest asset is included in Note 6.

(c)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts were $790 million at February 1, 2014 and $817 million at February 2, 2013.

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
Company-owned life insurance investments - Includes investments in separate accounts that are valued based on market rates credited by the insurer.
Beneficial interest asset - Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted EBIT yield would impact our fair value estimate by approximately $20 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $4 million. As described in Note 6, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a similar impact on the estimated fair value.

The carrying amount and estimated fair value of debt, a significant financial instrument not measured at fair value in the Consolidated Statements of Financial Position, was $11,758 million and $13,184 million, respectively, at February 1, 2014, and $15,618 million and $18,143 million, respectively, at February 2, 2013.  The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as Level 2. These amounts exclude unamortized swap valuation adjustments and capital lease obligations.

As of February 2, 2013, our consumer credit card receivables were recorded at the lower of cost (par) or fair value because they were classified as held for sale. We estimated the fair value of our consumer credit card portfolio to be approximately $6.3 billion using a cash flow-based, economic-profit model using Level 3 inputs, including the forecasted performance of the portfolio and a market-based discount rate. We used internal data to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Refer to Note 6 for more information on our credit card receivables transaction.
The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short terms.

9. Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. These investments were $3 million and $130 million at February 1, 2014 and February 2, 2013, respectively. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $347 million and $371 million at February 1, 2014 and February 2, 2013, respectively.

10. Inventory

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
Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market because permanent markdowns are taken as a reduction of the retail value of inventory.
Certain other inventory is recorded at the lower of cost or market using the cost method. The valuation allowance for inventory valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2013 or 2012.
We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in sales and cost of sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $1,833 million, $1,800 million and $1,736 million in 2013, 2012 and 2011, respectively.

11. Other Current Assets

Other Current Assets (millions)	February 1, 2014	February 2, 2013
Pharmacy, income tax and other receivables	$792	$478
Vendor income receivable	555	621
Prepaid expenses	272	310
Deferred taxes	177	193
Other	316	258
Total	$2,112	$1,860

12. Property and Equipment

Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation and capital lease amortization expense for 2013, 2012 and 2011 was $2,198 million, $2,120 million and $2,107 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

Long-lived assets are reviewed for impairment when events or changes in circumstances, such as a decision to relocate or close a store or make significant software changes, indicate that the asset's carrying value may not be recoverable. For asset groups classified as held for sale, the carrying value is compared to the fair value less cost to sell. We estimate fair value by obtaining market appraisals, valuations from third party brokers or other valuation techniques. Impairments of $77 million, $37 million and $43 million in 2013, 2012 and 2011, respectively, were recorded in selling, general and administrative expenses on the Consolidated Statements of Income, primarily from completed or planned store closures and software changes.

13. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 1, 2014	February 2, 2013
Deferred taxes	$469	$206
Goodwill and intangible assets	357	224
Company-owned life insurance investments (a)	305	269
Interest rate swaps (b)	62	85
Other	409	338
Total	$1,602	$1,122

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.

(b)	See Notes 8 and 19 for additional information relating to our interest rate swaps.

14. Goodwill and Intangible Assets

Goodwill increased to $151 million at February 1, 2014 from $59 million at February 2, 2013 due to three 2013 acquisitions. No impairments were recorded in 2013, 2012 or 2011 as a result of the goodwill impairment tests performed.

Intangible Assets	Leasehold Acquisition Costs		Other (a)		Total
(millions)	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Gross asset	$241	$237	$212	$149	$453	$386
Accumulated amortization	(130)	(120)	(117)	(101)	(247)	(221)
Net intangible assets	$111	$117	$95	$48	$206	$165

(a)	Other intangible assets relate primarily to acquired customer lists and trademarks.

We use the straight-line method to amortize leasehold acquisition costs primarily over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 26 years and 7 years, respectively, at February 1, 2014. Amortization expense was $25 million, $22 million, and $24 million in 2013, 2012 and 2011, respectively.

Estimated Amortization Expense (millions)	2014	2015	2016	2017	2018
Amortization expense	$27	$25	$22	$16	$11

15. Accounts Payable

At February 1, 2014 and February 2, 2013, we reclassified book overdrafts of $733 million and $564 million, respectively, to accounts payable and $81 million and $82 million to accrued and other current liabilities.

16. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 1, 2014	February 2, 2013
Wages and benefits	$887	$938
Real estate, sales and other taxes payable	669	624
Gift card liability (a)	521	503
Dividends payable	272	232
Project costs accrual	256	347
Straight-line rent accrual (b)	248	235
Income tax payable	221	272
Workers' compensation and general liability (c)	152	160
Interest payable	85	91
Other	623	579
Total	$3,934	$3,981

(a)	Gift card liability represents the amount of unredeemed gift cards, net of estimated breakage.

(b)	Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.

(c)	See footnote (a) to the Other Noncurrent Liabilities table in Note 22 for additional detail.

17. Commitments and Contingencies

Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation to date, we believe that the intruder accessed and stole payment card data from approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 15, 2013, through malware installed on our point-of-sale system in our U.S. stores. On December 15, we removed the malware from virtually all registers in our U.S. stores. Payment card data used in transactions made by 56 additional guests in the period between December 16 and December 17 was stolen prior to our disabling malware on one additional register that was disconnected from our system when we completed the initial malware removal on December 15. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals. Our investigation of the matter is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.
Expenses Incurred and Amounts Accrued

In the fourth quarter of 2013, we recorded $61 million of pretax Data Breach-related expenses, and expected insurance proceeds of $44 million, for net expenses of $17 million ($11 million after tax), or $0.02 per diluted share. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses

(SG&A), but were not part of our segment results. Expenses include costs to investigate the Data Breach, provide credit-monitoring services to our guests, increase staffing in our call centers, and procure legal and other professional services.
The $61 million of fourth quarter expenses also include an accrual for the estimated probable loss related to the expected payment card networks’ claims by reason of the Data Breach. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred. In order for us to have liability for such claims, we believe that a court would have to find among other things that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, we expect the forensic investigator working on behalf of the payment card networks nonetheless to claim that we were not in compliance with those standards at the time of the Data Breach. We base that expectation on our understanding that, in cases like ours where prior to a data breach the entity suffering the breach had been found by an independent third-party assessor to be fully compliant with those standards, the network-approved forensic investigator nonetheless regularly claims that the breached entity was not in fact compliant with those standards. As a result, we believe it is probable that the payment card networks will make claims against us. We expect to dispute the payment card networks’ anticipated claims, and we think it is probable that our disputes would lead to settlement negotiations consistent with the experience of other entities that have suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of both the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. We based our year-end accrual on the expectation of reaching negotiated settlements of the payment card networks’ anticipated claims and not on any determination that it is probable we would be found liable on these claims were they to be litigated. Currently, we can only reasonably estimate a loss associated with settlements of the networks' expected claims for non-ordinary course operating expenses. The year-end accrual does not include any amounts associated with the networks' expected claims for alleged incremental counterfeit fraud losses because the loss associated with settling such claims, while probable in our judgment, is not reasonably estimable, in part because we have not yet received third-party fraud reporting from the payment card networks. We are not able to reasonably estimate a range of possible losses in excess of the year-end accrual related to the expected settlement of the payment card networks’ claims because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that the ultimate amount paid on payment card network claims could be material to our results of operations in future periods.
Litigation and Governmental Investigations

In addition, more than 80 actions have been filed in courts in many states and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising out of the Data Breach. State and federal agencies, including the State Attorneys General, the Federal Trade Commission and the SEC are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Although we are cooperating in these investigations, we may be subject to fines or other obligations. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Further, we do not believe that a loss from these matters is probable; therefore, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in 2013. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
Future Costs

We expect to incur significant investigation, legal and professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received. We also expect to incur additional expenses associated with incremental fraud and reissuance costs on Target REDcards.

Insurance Coverage

To limit our exposure to Data Breach losses, we maintain $100 million of network-security insurance coverage, above a $10 million deductible. This coverage and certain other insurance coverage may reduce our exposure. We will pursue recoveries to the maximum extent available under the policies. As of February 1, 2014, we have recorded a $44 million receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage, which partially offsets the $61 million of expense relating to the Data Breach.

Other Contingencies

We are exposed to other claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows or financial condition.

Commitments

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were $1,317 million and $1,472 million at February 1, 2014 and February 2, 2013, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when inventory is received. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. Real estate obligations, which include commitments for the purchase, construction or remodeling of real estate and facilities, were $449 million and $1,128 million at February 1, 2014 and February 2, 2013, respectively. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.
We issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1,441 million and $1,539 million at February 1, 2014 and February 2, 2013, respectively, a portion of which are reflected in accounts payable. Standby letters of credit and surety bonds, relating primarily to insurance and regulatory requirements, totaled $500 million and $486 million at February 1, 2014 and February 2, 2013, respectively.

18. Notes Payable and Long-Term Debt

At February 1, 2014, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	February 1, 2014
(dollars in millions)	Rate (a)	Balance
Due 2014-2018	4.5%	$4,232
Due 2019-2023	4.0	2,215
Due 2024-2028	6.7	252
Due 2029-2033	6.5	769
Due 2034-2038	6.8	2,740
Due 2039-2043	4.0	1,470
Total notes and debentures	5.1	11,678
Swap valuation adjustments		53
Capital lease obligations		1,971
Less: Amounts due within one year		(1,080)
Long-term debt		$12,622

(a)	Reflects the weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2014	2015	2016	2017	2018
Total required principal payments	$1,001	$27	$751	$2,251	$201

Concurrent with the sale of our U.S. consumer credit card receivables portfolio, we repaid $1.5 billion of nonrecourse debt collateralized by credit card receivables (the 2006/2007 Series Variable Funding Certificate). We also used $1.4 billion of proceeds from the transaction to repurchase, at market value, an additional $970 million of debt during the first quarter of 2013.
We periodically obtain short-term financing under our commercial paper program, a form of notes payable.

Commercial Paper (dollars in millions)	2013	2012	2011
Maximum daily amount outstanding during the year	$1,465	$970	$1,211
Average amount outstanding during the year	408	120	244
Amount outstanding at year-end	80	970	—
Weighted average interest rate	0.13%	0.16%	0.11%

In October 2011, we entered into a five-year $2.25 billion revolving credit facility, which was amended in 2013 to extend the expiration date to October 2018. No balances were outstanding at any time during 2013 or 2012.
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

19. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which are used to mitigate our interest rate risk. We have counterparty credit risk resulting from our derivative instruments, primarily with large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 8 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.
As of February 1, 2014 and February 2, 2013, one swap was designated as a fair value hedge for accounting purposes, and no ineffectiveness was recognized in 2013 or 2012.

Outstanding Interest Rate Swap Summary	February 1, 2014
	Designated	De-Designated
(dollars in millions)	Pay Floating	Pay Floating	Pay Fixed
Weighted average rate:
Pay	three-month LIBOR	one-month LIBOR	3.8%
Receive	1.0%	5.7%	one-month LIBOR
Weighted average maturity	0.5 years	2.5 years	2.5 years
Notional	$350	$500	$500

Classification and Fair Value (millions)	Assets			Liabilities
	Classification	Feb 1, 2014	Feb 2, 2013	Classification	Feb 1, 2014	Feb 2, 2013
Designated:	Other current assets	$1	$—	N/A	$—	$—
	Other noncurrent assets	—	3	N/A	—	—
De-designated:	Other current assets	—	4	Other current liabilities	—	2
	Other noncurrent assets	62	82	Other noncurrent liabilities	39	54
Total		$63	$89		$39	$56

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following impact on our Consolidated Statements of Operations:

Derivative Contracts – Effect on Results of Operations (millions)
Type of Contract	Classification of Income/(Expense)	2013	2012	2011
Interest rate swaps	Net interest expense	$29	$44	$41

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $52 million, $75 million and $111 million, at the end of 2013, 2012 and 2011, respectively.

20. Leases

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

Rent Expense (millions)	2013	2012	2011
Property and equipment	$194	$194	$193
Software	33	33	33
Rent income (a)	(12)	(85)	(61)
Total rent expense	$215	$142	$165

(a)
Rent income in 2013, 2012, and 2011 includes $4 million, $75 million and $51 million, respectively, related to sites acquired in our Canadian leasehold acquisition that were being subleased back to Zellers for various terms, which all ended by March 31, 2013.

Total capital lease interest expense was $116 million, $109 million and $69 million in 2013, 2012 and 2011, respectively, including interest expense on Canadian capitalized leases of $77 million, $78 million and $44 million, respectively, and is included within net interest expense on the Consolidated Statements of Operations.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of February 1, 2014 and February 2, 2013 were $2,106 million and $2,038 million, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Rent Income	Total
2014	$187	$204	$(6)	$385
2015	185	198	(5)	378
2016	174	192	(4)	362
2017	168	157	(4)	321
2018	162	150	(3)	309
After 2018	3,227	4,412	(14)	7,625
Total future minimum lease payments	$4,103	$5,313	$(36)	$9,380
Less: Interest (c)		(3,342)
Present value of future minimum capital lease payments (d)		$1,971

(a)
Total contractual lease payments include $2,105 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $135 million of legally binding minimum lease payments for stores that are expected to open in 2014 or later.

(b)
Capital lease payments include $3,740 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $80 million of legally binding minimum payments for stores opening in 2014 or later.

(c)	Calculated using the interest rate at inception for each lease.

(d)	Includes the current portion of $77 million.

21. Income Taxes

Earnings before income taxes were $3,103 million, $4,609 million and $4,456 million during 2013, 2012 and 2011, respectively, including losses incurred by our foreign entities of ($881) million, ($309) million, and ($11) million. Our foreign entities are subject to tax outside of the U.S.

Tax Rate Reconciliation	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	3.1	2.0	1.0
International	0.3	(0.6)	(0.7)
Other	(1.9)	(1.5)	(1.0)
Effective tax rate	36.5%	34.9%	34.3%

Certain discrete state income tax items reduced our effective tax rate by 0.5 percentage points, 1.0 percentage points, and 2.0 percentage points in 2013, 2012 and 2011, respectively.

Provision for Income Taxes (millions)	2013	2012	2011
Current:
Federal	$1,213	$1,471	$1,069
State	148	135	74
International	25	18	13
Total current	1,386	1,624	1,156
Deferred:
Federal	66	124	427
State	2	14	—
International	(322)	(152)	(56)
Total deferred	(254)	(14)	371
Total provision	$1,132	$1,610	$1,527

Net Deferred Tax Asset/(Liability) (millions)	February 1, 2014	February 2, 2013
Gross deferred tax assets:
Accrued and deferred compensation	$509	$537
Foreign operating loss carryforward	394	189
Accruals and reserves not currently deductible	348	352
Self-insured benefits	231	249
Other	193	123
Allowance for doubtful accounts and lower of cost or fair value adjustment on credit card receivables held for sale	—	67
Total gross deferred tax assets	1,675	1,517
Gross deferred tax liabilities:
Property and equipment	(2,062)	(1,995)
Inventory	(270)	(210)
Other	(130)	(133)
Deferred credit card income	—	(91)
Total gross deferred tax liabilities	(2,462)	(2,429)
Total net deferred tax asset/(liability)	$(787)	$(912)

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
At February 1, 2014, we had foreign net operating loss carryforwards of $1,466 million which are available to offset future income. These carryforwards are primarily related to the start-up operations of the Canadian Segment and expire between 2031 and 2033. We have evaluated the positive and negative evidence and consider it more likely than not that these carryforwards will be fully utilized prior to expiration.
We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. These accumulated net earnings relate to certain ongoing operations and were $77 million at February 1, 2014 and $52 million at February 2, 2013. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams on the U.S. federal income tax returns for years 2010 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2013	2012	2011
Balance at beginning of period	$216	$236	$302
Additions based on tax positions related to the current year	15	10	12
Additions for tax positions of prior years	28	19	31
Reductions for tax positions of prior years	(57)	(42)	(101)
Settlements	(19)	(7)	(8)
Balance at end of period	$183	$216	$236

If we were to prevail on all unrecognized tax benefits recorded, $120 million of the $183 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended February 1, 2014, February 2, 2013 and January 28, 2012, we recorded a net benefit from the reversal of accrued penalties and interest of $1 million, $16 million and $12 million, respectively. As of February 1, 2014, February 2, 2013 and January 28, 2012 total accrued interest and penalties were $58 million, $64 million and $82 million, respectively.
It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

22. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 1, 2014	February 2, 2013
Deferred compensation	$491	$479
Workers' compensation and general liability (a)	424	467
Income tax	174	180
Pension and postretirement health care benefits	115	170
Other	286	313
Total	$1,490	$1,609

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

23. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. During the first quarter of 2012, we completed a $10 billion share repurchase program that was authorized by our Board of Directors in November 2007.

Share Repurchases (millions, except per share data)	2013	2012	2011
Total number of shares purchased	21.9	32.2	37.2
Average price paid per share	$67.41	$58.96	$50.89
Total investment	$1,474	$1,900	$1,894

Of the shares reacquired, a portion was delivered upon settlement of prepaid forward contracts as follows:

Settlement of Prepaid Forward Contracts (a) (millions)	2013	2012	2011
Total number of shares purchased	0.2	0.5	1.0
Total cash investment	$14	$25	$52
Aggregate market value (b)	$17	$29	$52

(a)
These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. The details of our positions in prepaid forward contracts have been provided in Note 25.

(b)	At their respective settlement dates.

24. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 18.7 million and 24.9 million at February 1, 2014 and February 2, 2013, respectively.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. Total share-based compensation expense recognized in the Consolidated Statements of Operations was $110 million, $105 million and $90 million in 2013, 2012 and 2011, respectively. The related income tax benefit was $43 million, $42 million and $35 million in 2013, 2012 and 2011, respectively.

Stock Options

Through 2013, we granted nonqualified stock options to certain team members that generally vest and become exercisable annually in equal amounts over a four-year period and expire 10 years after the grant date. We previously granted options with a ten-year term to the non-employee members of our Board of Directors that vest immediately, but are not exercisable until one year after the grant date. We used a Black-Scholes valuation model to estimate the fair value of the options at the grant date.

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
February 2, 2013	34,458	$50.60	$366	21,060	$48.25	$273
Granted	226	69.56
Expired/forfeited	(745)	53.14
Exercised/issued	(9,085)	46.51
February 1, 2014	24,854	$52.19	$136	16,824	$50.64	$109

(a)	In thousands.

(b)	Weighted average per share.

(c)	Represents stock price appreciation subsequent to the grant date, in millions.

Black-Scholes Model Valuation Assumptions	2013	2012	2011
Dividend yield	2.4%	2.4%	2.5%
Volatility (a)	22%	23%	27%
Risk-free interest rate (b)	1.4%	1.0%	1.0%
Expected life in years (c)	5.5	5.5	5.5
Stock options grant date fair value	$ 11.14	$ 9.70	$ 9.20

(a)	Volatility represents an average of market estimates for implied volatility of Target common stock.

(b)	The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date.

(c)	The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior.

Stock Option Exercises (millions)	2013	2012	2011
Cash received for exercise price	$422	$331	$93
Intrinsic value	197	139	27
Income tax benefit	77	55	11

At February 1, 2014, there was $37 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.1 years. The weighted average remaining life of exercisable options is 5.3 years, and the weighted average remaining life of all outstanding options is 6.2 years. The total fair value of options vested was $53 million, $68 million and $75 million in 2013, 2012 and 2011, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on certain measures including domestic market share change, return on invested capital and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $57.22, $58.61 and $48.63 in 2013, 2012 and 2011, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 2, 2013	1,256	$51.53
Granted	2,036	57.22
Forfeited	(145)	56.42
Vested	(277)	51.49
February 1, 2014	2,870	$55.37

(a)
Assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding units at February 1, 2014 was 1,515 thousand.

(b)	Weighted average per unit.

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $127 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.2 years. The fair value of performance share units vested and converted was $14 million in 2013, $16 million in 2012 and was not significant in 2011.

Restricted Stock

We issue restricted stock units and performance-based restricted stock units with three-year cliff vesting from the grant date (collectively restricted stock) to certain team members. The final number of shares issued under performance-based restricted stock units will be based on our total shareholder return relative to a retail peer group over a three-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock was $62.76, $60.44 and $49.42 in 2013, 2012 and 2011, respectively.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 2, 2013	2,895	$56.12
Granted	1,686	62.76
Forfeited	(130)	57.19
Vested	(516)	54.26
February 1, 2014	3,935	$58.98

(a)
Represents the number of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding restricted stock units at February 1, 2014 was 3,551 thousand.

(b)	Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. At February 1, 2014, there was $139 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested and converted to shares of Target common stock was $28 million, $11 million and $9 million in 2013, 2012 and 2011, respectively.

25. Defined Contribution Plans

Team members who meet eligibility requirements can participate in a defined contribution 401(k) plan by investing up to 80 percent of their compensation, as limited by statute or regulation. Generally, we match 100 percent of each team member's contribution up to 5 percent of total compensation. Company match contributions are made to funds designated by the participant.
In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 3,000 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our management executive committee, in part to recognize the risks inherent to their participation in this plan. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering approximately 60 participants, most of whom are retired. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms. Our total liability under these plans was $520 million and $505 million at February 1, 2014 and February 2, 2013, respectively.
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
The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $(5) million, $14 million and $(4) million in 2013, 2012 and 2011, respectively. During 2013 and 2012, we invested $23 million and $19 million, respectively, in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 23. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
February 2, 2013	1.2	$45.46	$73	$54
February 1, 2014	1.3	$48.81	$73	$63

Plan Expenses
(millions)	2013	2012	2011
401(k) plan matching contributions expense	$229	$218	$197

Nonqualified deferred compensation plans
Benefits expense (a)	41	78	38
Related investment income (b)	(23)	(43)	(10)
Nonqualified plan net expense	$18	$35	$28

(a)	Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.

(b)	Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

26. Pension and Postretirement Health Care Plans

We have qualified defined benefit pension plans covering team members who meet age and service requirements, including in certain circumstances, date of hire. Effective January 1, 2009, our U.S. qualified defined benefit pension plan was closed to new participants, with limited exceptions. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on each team members' date of hire, length of service and/or team member compensation. Upon early retirement and prior to Medicare eligibility, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Change in Projected Benefit Obligation	Pension Benefits				Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2013	2012	2013	2012	2013	2012
Benefit obligation at beginning of period	$3,164	$3,015	$37	$38	$121	$100
Service cost	117	120	1	1	6	10
Interest cost	136	137	1	2	2	3
Actuarial (gain)/loss	(125)	107	—	—	(3)	18
Participant contributions	1	1	—	—	5	5
Benefits paid	(122)	(126)	(4)	(3)	(14)	(12)
Plan amendments	2	(90)	—	(1)	(44)	(3)
Benefit obligation at end of period	$3,173	$3,164	$35	$37	$73	$121

Change in Plan Assets	Pension Benefits				Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2013	2012	2013	2012	2013	2012
Fair value of plan assets at beginning of period	$3,223	$2,921	$—	$—	$—	$—
Actual return on plan assets	161	305	—	—	—	—
Employer contributions	4	122	4	3	9	7
Participant contributions	1	1	—	—	5	5
Benefits paid	(122)	(126)	(4)	(3)	(14)	(12)
Fair value of plan assets at end of period	3,267	3,223	—	—	—	—
Benefit obligation at end of period	3,173	3,164	35	37	73	121
Funded/(underfunded) status	$94	$59	$(35)	$(37)	$(73)	$(121)

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans (a)
(millions)	2013	2012	2013	2012
Other noncurrent assets	$112	$81	$—	$—
Accrued and other current liabilities	(2)	(1)	(9)	(9)
Other noncurrent liabilities	(16)	(21)	(99)	(149)
Net amounts recognized	$94	$59	$(108)	$(158)

(a)	Includes postretirement health care benefits.

The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income	Pension Plans		Postretirement Health Care Plans

(millions)	2013	2012	2013	2012
Net actuarial loss	$792	$947	$49	$58
Prior service credits	(80)	(91)	(62)	(34)
Amounts in accumulated other comprehensive income	$712	$856	$(13)	$24

The following table summarizes the changes in accumulated other comprehensive income for the years ended February 1, 2014 and February 2, 2013, related to our pension and postretirement health care plans:

Change in Accumulated Other Comprehensive Income	Pension Benefits		Postretirement Health Care Benefits

(millions)	Pretax	Net of Tax	Pretax	Net of Tax
January 28, 2012	$1,027	$623	$3	$2
Net actuarial loss	23	13	18	11
Amortization of net actuarial losses	(103)	(63)	(4)	(2)
Amortization of prior service costs and transition	—	—	10	6
Plan amendments	(91)	(56)	(3)	(2)
February 2, 2013	856	517	24	15
Net actuarial gain	(52)	(32)	(3)	(2)
Amortization of net actuarial losses	(103)	(62)	(6)	(4)
Amortization of prior service costs and transition	11	7	16	10
Plan amendment	—	—	(44)	(27)
February 1, 2014	$712	$430	$(13)	$(8)

The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2014:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of Tax
Net actuarial loss	$70	$43
Prior service credits	(27)	(16)
Total amortization expense	$43	$27

The following table summarizes our net pension and postretirement health care benefits expense for the years 2013, 2012 and 2011:

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits			Postretirement Health Care Benefits

(millions)	2013	2012	2011	2013	2012	2011
Service cost benefits earned during the period	$118	$121	$117	$6	$10	$10
Interest cost on projected benefit obligation	137	139	137	2	3	4
Expected return on assets	(235)	(220)	(206)	—	—	—
Amortization of losses	103	103	67	6	3	4
Amortization of prior service cost	(11)	—	(2)	(16)	(10)	(10)
Settlement and Special Termination Charges	3	—	—	—	—	—
Total	$115	$143	$113	$(2)	$6	$8

Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2013	2012
Accumulated benefit obligation (ABO) for all plans (a)	$3,149	$3,140
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	54	59
Total ABO for pension plans with an ABO in excess of plan assets	48	53

(a)	The present value of benefits earned to date assuming no future salary growth.

(b)	The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

Benefit Obligation Weighted Average Assumptions	Pension Benefits		Postretirement Health Care Benefits
	2013	2012	2013	2012
Discount rate	4.77%	4.40%	3.30%	2.75%
Average assumed rate of compensation increase	3.00	3.00	n/a	n/a

Net Periodic Benefit Expense Weighted Average Assumptions	Pension Benefits			Postretirement Health Care Benefits

	2013	2012	2011	2013	2012	2011
Discount rate	4.40%	4.65%	5.50%	2.75%	3.60%	4.35%
Expected long-term rate of return on plan assets	8.00	8.00	8.00	n/a	n/a	n/a
Average assumed rate of compensation increase	3.00	3.50	4.00	n/a	n/a	n/a

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Based on a stable asset allocation, our most recent compound annual rate of return on qualified plans' assets was 10.4 percent, 8.3 percent, 7.2 percent, and 9.2 percent for the 5-year, 10-year, 15-year and 20-year time periods, respectively.
The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.
We review the expected long-term rate of return on an annual basis, and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our expected annualized long-term rate of return assumptions as of February 1, 2014 were 8.0 percent for domestic and international equity securities, 5.0 percent for long-duration debt securities, 8.0 percent for balanced funds and 9.5 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions.
An increase in the cost of covered health care benefits of 7.5 percent was assumed for 2013 and 7.0 percent is assumed for 2014. The rate will be reduced to 5.0 percent in 2019 and thereafter.

Health Care Cost Trend Rates – 1% Change (millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	5	(5)

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

Asset Category	Current Targeted	Actual Allocation
	Allocation	2013	2012
Domestic equity securities (a)	19%	21%	20%
International equity securities	12	12	11
Debt securities	25	26	27
Balanced funds	30	28	29
Other (b)	14	13	13
Total	100%	100%	100%

(a)	Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of February 1, 2014 and February 2, 2013.

(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments and a 5 percent allocation to real estate.

Fair Value Measurements		Fair Value at February 1, 2014				Fair Value at February 2, 2013
(millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$150	$6	$144	$—	$174	$5	$169	$—
Common collective trusts (a)	1,000	—	1,000	—	878	—	878	—
Government securities (b)	282	—	282	—	296	—	296	—
Fixed income (c)	541	—	541	—	560	—	560	—
Balanced funds (d)	903	—	903	—	925	—	925	—
Private equity funds (e)	221	—	—	221	236	—	—	236
Other (f)	170	—	43	127	154	—	32	122
Total plan assets	$3,267	$6	$2,913	$348	$3,223	$5	$2,860	$358

(a)	Passively managed index funds with holdings in domestic and international equities.

(b)	Investments in government securities and passively managed index funds with holdings in long-term government bonds.

(c)	Investments in corporate bonds, mortgage-backed securities and passively managed index funds with holdings in long-term corporate bonds.

(d)	Investments in equities, nominal and inflation-linked fixed income securities, commodities and public real estate.

(e)	Includes investments in venture capital, mezzanine and high-yield debt, natural resources and timberland funds.

(f)	Investments in multi-strategy hedge funds (including domestic and international equity securities, convertible bonds and other alternative investments), real estate and derivative investments.

Level 3 Reconciliation		Actual Return on Plan Assets (a)
(millions)	Balance at Beginning of Period	Relating to Assets Still Held at the Reporting Date	Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Balance at End of Period
2012
Private equity funds	$283	$17	$25	$(89)	$—	$236
Other	115	4	—	3	—	122
2013
Private equity funds	$236	$7	$26	$(48)	$—	$221
Other	122	14	1	(10)	—	127

(a)	Represents realized and unrealized gains (losses) from changes in values of those financial instruments only for the period in which the instruments were classified as Level 3.

Position	Valuation Technique
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
Private equity/ real estate/ certain multi-strategy hedge funds/ other
Valued by deriving Target's proportionate share of equity investment from audited financial statements. Private equity and real estate investments require significant judgment on the part of the fund manager due to the absence of quoted market prices, inherent lack of liquidity, and the long term of such investments. Certain multi-strategy hedge funds represent funds of funds that include liquidity restrictions and for which timely valuation information is not available.

Contributions

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2013 we made no contributions to our qualified defined benefit pension plans. In 2012, we made discretionary contributions of $122 million. We are not required to make any contributions in 2014. However, depending on investment performance and plan funded status, we may elect to make a contribution. We expect to make contributions in the range of $5 million to $6 million to our postretirement health care benefit plan in 2014.

Estimated Future Benefit Payments

Benefit payments by the plans, which reflect expected future service as appropriate, are expected to be paid as follows:

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits
2014	$152	$6
2015	159	6
2016	169	7
2017	178	8
2018	188	8
2019-2023	1,058	45

27. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefit		Total
February 2, 2013	$(29)		$(15)	$(532)		$(576)
Other comprehensive (loss)/income before reclassifications	—		(429)	60		(369)
Amounts reclassified from AOCI	4	(a)	—	50	(b)	54
February 1, 2014	$(25)		$(444)	$(422)		$(891)

(a)	Represents gains and losses on cash flow hedges, net of $2 million of taxes, which are recorded in net interest expense on the Consolidated Statements of Operations.

(b)
Represents amortization of pension and other benefit liabilities, net of $32 million of taxes, which is recorded in SG&A expenses on the Consolidated Statements of Operations. See Note 26 for additional information.

28. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	2013			2012 (a)			2011
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$71,279	$1,317	$72,596	$71,960	$—	$71,960	$68,466	$—	$68,466
Cost of sales	50,039	1,121	51,160	50,568	—	50,568	47,860	—	47,860
Selling, general and administrative expenses (b)	14,285	910	15,196	13,759	272	14,031	13,079	74	13,153
Depreciation and amortization	1,996	227	2,223	2,044	97	2,142	2,084	48	2,131
Segment profit	$4,959	$(941)	$4,017	$5,589	$(369)	$5,219	$5,443	$(122)	$5,322
Gain on receivables transaction (c)			391			152			—
Reduction of beneficial interest asset (b)			(98)			—			—
Other (d)			(64)			—			—
Data Breach related costs, net of insurance receivable (e)			(17)			—			—
Earnings before interest expense and income taxes			4,229			5,371			5,322
Net interest expense			1,126			762			866
Earnings before income taxes			$3,103			$4,609			$4,456
Note: The sum of the segment amounts may not equal the total amounts due to rounding.
Note: Certain operating expenses are incurred on behalf of our Canadian Segment, but are included in our U.S. Segment because those costs are not allocated internally and generally come under the responsibility of our U.S. management team.
Note: Through fiscal 2012, we operated as three business segments: U.S. Retail, U.S. Credit Card and Canadian. Following the sale of our credit card receivables portfolio described in Note 6, we operate as two segments: U.S. and Canadian. Prior period segment results have been revised to reflect the combination of our historical U.S. Retail Segment and U.S. Credit Card Segment into one U.S. Segment.

(a)	Consisted of 53 weeks.

(b)
Our U.S. Segment includes all TD profit-sharing amounts in segment profit; however, under GAAP, some amounts received from TD reduce the beneficial interest asset and are not recorded in consolidated earnings. Segment SG&A expenses plus these amounts equal consolidated SG&A expenses.

(c)
Represents the gain on receivables transaction recorded in our Consolidated Statements of Operations, plus, for 2012, the difference between bad debt expense and net write-offs for the fourth quarter. Refer to Note 6 for more information on our credit card receivables transaction.

(d)
Includes a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, and $19 million in impairment charges related to certain parcels of undeveloped land.

(e)	Refer to Note 17 for more information on Data Breach related costs.

Total Assets by Segment (millions)	February 1, 2014	February 2, 2013
U.S.	$38,128	$43,289
Canadian	6,254	4,722
Total segment assets	$44,382	$48,011
Unallocated assets (a)	171	152
Total assets	$44,553	$48,163

(a)
At February 1, 2014, represents the beneficial interest asset of $127 million and insurance receivable related to the Data Breach of $44 million. At February 2, 2013, represents the net adjustment to eliminate our allowance for doubtful accounts and record our credit card receivables at lower of cost (par) or fair value.

Capital Expenditures by Segment (millions)	2013	2012(a)	2011
U.S.	$1,886	$2,345	$2,476
Canadian	1,567	932	1,892
Total	$3,453	$3,277	$4,368

(a)	Consisted of 53 weeks.

29. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2013 and 2012:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2013	2012	2013	2012	2013	2012	2013	2012 (a)	2013	2012 (a)
Sales	$16,706	$16,537	$17,117	$16,451	$17,258	$16,601	$21,516	$22,370	$72,596	$71,960
Credit card revenues	—	330	—	328	—	328	—	356	—	1,341
Total revenues	16,706	16,867	17,117	16,779	17,258	16,929	21,516	22,726	72,596	73,301
Cost of sales	11,563	11,541	11,745	11,297	12,133	11,569	15,719	16,160	51,160	50,568
Selling, general and administrative expenses	3,590	3,392	3,698	3,588	3,853	3,704	4,235	4,229	15,375	14,914
Credit card expenses	—	120	—	108	—	106	—	135	—	467
Depreciation and amortization	536	529	542	531	569	542	576	539	2,223	2,142
Gain on receivables transaction	(391)	—	—	—	—	(156)	—	(5)	(391)	(161)
Earnings before interest expense and income taxes	1,408	1,285	1,132	1,255	703	1,164	986	1,668	4,229	5,371
Net interest expense	629	184	171	184	165	192	161	204	1,126	762
Earnings before income taxes	779	1,101	961	1,071	538	972	825	1,464	3,103	4,609
Provision for income taxes	281	404	350	367	197	335	305	503	1,132	1,610
Net earnings	$498	$697	$611	$704	$341	$637	$520	$961	$1,971	$2,999
Basic earnings per share	$0.78	$1.05	$0.96	$1.07	$0.54	$0.97	$0.82	$1.48	$3.10	$4.57
Diluted earnings per share	0.77	1.04	0.95	1.06	0.54	0.96	0.81	1.47	3.07	4.52
Dividends declared per share	0.36	0.30	0.43	0.36	0.43	0.36	0.43	0.36	1.65	1.38
Closing common stock price:
High	70.67	58.86	73.32	61.95	71.99	65.44	66.89	64.48	73.32	65.44
Low	60.85	50.33	68.29	54.81	62.13	60.62	56.64	58.57	56.64	50.33
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

(a)	The fourth quarter and total year 2013 consisted of 13 weeks and 52 weeks, respectively, compared with 14 weeks and 53 weeks in the comparable prior-year periods.

U.S. Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Household essentials	27%	26%	27%	27%	26%	26%	22%	21%	25%	25%
Hardlines	15	16	15	15	15	14	24	24	18	18
Apparel and accessories	20	20	20	20	20	20	17	18	19	19
Food and pet supplies	22	21	20	20	21	21	19	18	21	20
Home furnishings and décor	16	17	18	18	18	19	18	19	17	18
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	As a percentage of sales.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Changes in Internal Control Over Financial Reporting

We have continued to expand our implementation of enterprise resource planning software from SAP AG, including the implementation in November 2013 of functionality of accounting for leases, real estate and personal property taxes, and expenses associated with common area maintenance at Target store locations. There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 28, 2014. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

The following sections of Target's Proxy Statement to be filed on or about April 28, 2014, are incorporated herein by reference:

•	Item One--Election of Directors

•	Stock Ownership Information--Section 16(a) Beneficial Ownership Reporting Compliance

•	General Information About Corporate Governance and the Board of Directors

◦	Business Ethics and Conduct

◦	Committees

•	Questions and Answers About Our Annual Meeting and Voting-Question 14

See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

The following sections of Target's Proxy Statement to be filed on or about April 28, 2014, are incorporated herein by reference:

•	Compensation Discussion and Analysis

•	Executive Compensation Tables

•	Item One--Election of Directors--Director Compensation

•	Compensation Committee Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of Target's Proxy Statement to be filed on or about April 28, 2014, are incorporated herein by reference:

•	Stock Ownership Information--

◦	Beneficial Ownership of Directors and Officers

◦	Beneficial Ownership of Target’s Largest Shareholders

•	Executive Compensation Tables--Equity Compensation Plan Information

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following sections of Target's Proxy Statement to be filed on or about April 28, 2014, are incorporated herein by reference:

•	General Information About Corporate Governance and the Board of Directors--

◦	Policy on Transactions with Related Persons

◦	Director Independence

◦	Committees

Item 14.    Principal Accountant Fees and Services

The following section of Target's Proxy Statement to be filed on or about April 28, 2014, is incorporated herein by reference:

•	Ratification of Appointment of Ernst & Young LLP As Independent Registered Public Accounting Firm-Audit and Non-Audit Fees

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)	Financial Statements

Consolidated Statements of Operations for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Comprehensive Income for the Years ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Financial Position at February 1, 2014 and February 2, 2013
Consolidated Statements of Cash Flows for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012
Consolidated Statements of Shareholders' Investment for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)	Exhibits

(2)A	†	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (1)
B	†	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (2)
C		Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (3)
D		Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (4)
E	†	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (5)
F	‡	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (6)
G	‡	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (7)
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (8)
B		By-Laws (as amended through September 9, 2009) (9)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (10)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (11)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (12)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (13)
C	*	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011) (14)
D	*	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011) (15)
E	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014)
F	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (16)
G	*	Target Corporation Officer EDCP (2014 Plan Statement) (as amended and restated effective January 1, 2014)
H	*	Target Corporation Deferred Compensation Plan Directors (17)
I	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011) (18)
K	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010 (19)
L	*	Director Retirement Program (20)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (21)
N		Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (22)

O		Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (23)
P	*	Target Corporation 2011 Long-Term Incentive Plan (24)
Q	*	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (25)
R	*	Form of Executive Non-Qualified Stock Option Agreement (26)
S	*	Form of Executive Restricted Stock Unit Agreement
T	*	Form of Executive Performance-Based Restricted Stock Unit Agreement
U	*	Form of Executive Performance Share Unit Agreement
V	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (27)
W	*	Form of Non-Employee Director Restricted Stock Unit Agreement (28)
X	*	Form of Cash Retention Award (29)
Y	w	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (30)
Z		Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (31)
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.
_____________________________________________________________________

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

w	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit (2)A to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(2)	Incorporated by reference to Exhibit (2)B to Target's Form 10-K Report for the year ended January 28, 2012.

(3)	Incorporated by reference to Exhibit (2)C to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(4)	Incorporated by reference to Exhibit (2)D to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(5)	Incorporated by reference to Exhibit (2)E to Target's Form 10-K Report for the year ended February 2, 2013.

(6)	Incorporated by reference to Exhibit (2)E to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(7)	Incorporated by reference to Exhibit (2)G to Target's Form 8-K Report filed March 13, 2013.

(8)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.

(9)	Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed September 10, 2009.

(10)	Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.

(11)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.

(12)	Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 30, 2012.

(13)	Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(14)	Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(15)	Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(16)	Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(17)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.

(18)	Incorporated by reference to Exhibit (10)J to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(19)	Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.

(20)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.

(21)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.

(22)	Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(23)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(24)	Incorporated by reference to Appendix A to Target's Proxy Statement filed April 28, 2011.

(25)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(26)	Incorporated by reference to Exhibit (10)R to Target's Form 10-K Report for the year ended February 2, 2013.

(27)	Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.

(28)	Incorporated by reference to Exhibit (10)V to Target’s Form 10-K Report for year ended February 2, 2013.

(29)	Incorporated by reference to Exhibit (10)W to Target’s Form 10-K Report for year ended February 2, 2013.

(30)	Incorporated by reference to Exhibit (10)X to Target’s Form 10-Q/A Report filed July 29, 2013.

(31)	Incorporated by reference to Exhibit (10)Y to Target’s Form 10-Q Report filed November 27, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 14, 2014		John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 14, 2014	Gregg W. Steinhafel Chairman of the Board, Chief Executive Officer and President

Dated: March 14, 2014	John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN DOUGLAS M. BAKER, JR. CALVIN DARDEN HENRIQUE DE CASTRO JAMES A. JOHNSON	MARY E. MINNICK ANNE M. MULCAHY DERICA W. RICE KENNETH L. SALAZAR JOHN G. STUMPF	Constituting a majority of the Board of Directors

John J. Mulligan, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 14, 2014		John J. Mulligan Attorney-in-fact

Exhibit Index

Exhibit	Description	Manner of Filing
(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)B	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)E	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Filed Electronically
(2)F	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(2)G	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)
Incorporated by Reference
(4)C	Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.	Filed Electronically
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)E	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2014 Plan Statement) (as amended and restated effective January 1, 2014)	Incorporated by Reference
(10)H	Target Corporation Deferred Compensation Plan Directors	Incorporated by Reference
(10)I	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)K	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010)	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference

(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)O	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)P	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)Q	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)R	Form of Executive Non-Qualified Stock Option Agreement	Filed Electronically
(10)S	Form of Executive Restricted Stock Unit Agreement	Filed Electronically
(10)T	Form of Executive Performance-Based Restricted Stock Unit Agreement	Incorporated by Reference
(10)U	Form of Executive Performance Share Unit Agreement	Incorporated by Reference
(10)V	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)W	Form of Non-Employee Director Restricted Stock Unit Agreement	Filed Electronically
(10)X	Form of Cash Retention Award	Filed Electronically
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically