Form 10-Q
period 2014-05-03
TARGET CORP
filed 2014-05-29
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 23, 2014 were 633,704,405.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 3, 2014	May 4, 2013
Sales	$17,050	$16,706
Cost of sales	12,067	11,563
Selling, general and administrative expenses	3,593	3,590
Depreciation and amortization	579	536
Gain on receivables transaction	—	(391)
Earnings before interest expense and income taxes	811	1,408
Net interest expense	170	629
Earnings before income taxes	641	779
Provision for income taxes	223	281
Net earnings	$418	$498
Basic earnings per share	$0.66	$0.78
Diluted earnings per share	$0.66	$0.77
Weighted average common shares outstanding
Basic	633.3	642.1
Dilutive impact of share-based awards(a)	4.9	7.4
Diluted	638.2	649.5
(a) Excludes 5.3 million and 4.4 million share-based awards for the three months ended May 3, 2014 and May 4, 2013, respectively, because their effects were antidilutive.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 3, 2014	May 4, 2013
Net earnings	$418	$498
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $4 and $26	7	40
Currency translation adjustment and cash flow hedges, net of taxes of $1 and $9	62	(29)
Other comprehensive income/(loss)	69	11
Comprehensive income	$487	$509

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	May 3, 2014	February 1, 2014	May 4, 2013
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $3, $3 and $1,112	$715	$695	$1,819
Inventory	8,450	8,766	8,099
Other current assets	1,858	2,112	1,939
Total current assets	11,023	11,573	11,857
Property and equipment
Land	6,238	6,234	6,213
Buildings and improvements	30,446	30,356	28,949
Fixtures and equipment	5,305	5,583	5,199
Computer hardware and software	2,521	2,764	2,382
Construction-in-progress	1,012	843	1,348
Accumulated depreciation	(14,163)	(14,402)	(13,017)
Property and equipment, net	31,359	31,378	31,074
Other noncurrent assets	1,660	1,602	1,303
Total assets	$44,042	$44,553	$44,234
Liabilities and shareholders’ investment
Accounts payable	$6,793	$7,683	$6,721
Accrued and other current liabilities	3,770	3,934	3,915
Current portion of long-term debt and other borrowings	1,477	1,160	523
Total current liabilities	12,040	12,777	11,159
Long-term debt and other borrowings	12,612	12,622	13,691
Deferred income taxes	1,381	1,433	1,295
Other noncurrent liabilities	1,523	1,490	1,569
Total noncurrent liabilities	15,516	15,545	16,555
Shareholders’ investment
Common stock	53	53	53
Additional paid-in capital	4,512	4,470	4,159
Retained earnings	12,743	12,599	12,873
Accumulated other comprehensive loss
Pension and other benefit liabilities	(415)	(422)	(492)
Currency translation adjustment and cash flow hedges	(407)	(469)	(73)
Total shareholders’ investment	16,486	16,231	16,520
Total liabilities and shareholders’ investment	$44,042	$44,553	$44,234

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 633,613,396, 632,930,740 and 641,253,199 shares issued and outstanding at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at May 3, 2014, February 1, 2014 or May 4, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 3, 2014	May 4, 2013
Operating activities
Net earnings	$418	$498
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	579	536
Share-based compensation expense	21	29
Deferred income taxes	(120)	(66)
Bad debt expense(a)	—	41
Gain on receivables transaction	—	(391)
Loss on debt extinguishment	—	445
Noncash (gains)/losses and other, net	(10)	8
Changes in operating accounts:
Accounts receivable originated at Target	—	157
Proceeds on sale of accounts receivable originated at Target	—	2,717
Inventory	322	(175)
Other current assets	255	(64)
Other noncurrent assets	16	20
Accounts payable	(898)	(375)
Accrued and other current liabilities	(104)	(146)
Other noncurrent liabilities	41	(4)
Cash provided by operations	520	3,230
Investing activities
Expenditures for property and equipment	(561)	(901)
Proceeds from disposal of property and equipment	5	19
Change in accounts receivable originated at third parties	—	121
Proceeds from sale of accounts receivable originated at third parties	—	3,020
Cash paid for acquisitions, net of cash assumed	—	(58)
Other investments	18	52
Cash (required for)/provided by investing activities	(538)	2,253
Financing activities
Change in commercial paper, net	306	(970)
Reductions of long-term debt	(31)	(2,916)
Dividends paid	(272)	(232)
Repurchase of stock	—	(540)
Stock option exercises and related tax benefit	26	209
Cash provided by/(required for) financing activities	29	(4,449)
Effect of exchange rate changes on cash and cash equivalents	9	1
Net increase in cash and cash equivalents	20	1,035
Cash and cash equivalents at beginning of period	695	784
Cash and cash equivalents at end of period	$715	$1,819

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive income	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
(unaudited)
Net earnings	—	—	—	418	—	418
Other comprehensive income	—	—	—	—	69	69
Dividends declared	—	—	—	(274)	—	(274)
Repurchase of stock	—	—	—	—	—	—
Stock options and awards	0.7	—	42	—	—	42
May 3, 2014	633.6	$53	$4,512	$12,743	$(822)	$16,486

We declared $0.43 and $0.36 per share dividends for the three months ended May 3, 2014 and May 4, 2013, respectively, and $1.65 for the fiscal year ended February 1, 2014.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2013 Form 10-K.  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis
	Fair Value at			Fair Value at			Fair Value at
	May 3, 2014			February 1, 2014			May 4, 2013
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$3	$—	$—	$3	$—	$—	$1,112	$—	$—
Other current assets
Interest rate swaps(a)	—	1	—	—	1	—	—	1	—
Prepaid forward contracts	80	—	—	73	—	—	74	—	—
Beneficial interest asset(b)	—	—	62	—	—	71	—	—	98
Other noncurrent assets
Interest rate swaps(a)	—	56	—	—	62	—	—	83	—
Company-owned life insurance investments(c)	—	313	—	—	305	—	—	285	—
Beneficial interest asset(b)	—	—	46	—	—	56	—	—	110
Total	$83	$370	$108	$76	$368	$127	$1,186	$369	$208
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	—	35	—	—	39	—	—	53	—
Total	$—	$35	$—	$—	$39	$—	$—	$53	$—

(a)  See Note 6 for additional information on interest rate swaps.
(b)  Note 3 includes a rollforward of the Level 3 beneficial interest asset.
(c)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $800 million at May 3, 2014, $790 million at February 1, 2014 and $782 million at May 4, 2013.

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
Beneficial interest asset - Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $17 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $4 million. As described in Note 3, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a smaller impact on the estimated fair value.

The carrying amount and estimated fair value of debt, a significant financial instrument not measured at fair value in the Consolidated Statements of Financial Position, was $12,064 million and $13,721 million, respectively, at May 3, 2014, $11,758 million and $13,184 million, respectively, at February 1, 2014, and $12,178 million and $14,591 million, respectively at May 4, 2013.  We measure the fair value of debt using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments (Level 2).  The carrying amount and estimated fair value of debt excludes unamortized swap valuation adjustments and capital lease obligations.

The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.

3. Credit Card Receivables Transaction

In March 2013, we sold our entire U.S. consumer credit card portfolio to TD Bank Group (TD) and recognized a gain of $391 million. This transaction was accounted for as a sale, and the receivables are no longer reported in our Consolidated Statements of Financial Position. Consideration received included cash of $5.7 billion, equal to the gross (par) value of the outstanding receivables at the time of closing, and a $225 million beneficial interest asset.  Concurrent with the sale, we repaid the nonrecourse debt collateralized by credit card receivables (2006/2007 Series Variable Funding Certificate) at par of $1.5 billion, resulting in net cash proceeds of $4.2 billion.

TD now underwrites, funds and owns Target Credit Card and Target Visa consumer receivables in the U.S. TD controls risk management policies and oversees regulatory compliance, and we perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. We classify this profit-sharing income in SG&A expense in the U.S. Segment.

The U.S. Segment earned $167 million and $105 million of profit-sharing from TD during the three months ended May 3, 2014 and May 4, 2013, respectively.  The U.S. Segment also earned credit card revenue for the three months ended May 4, 2013 prior to the close of the transaction. On a consolidated basis, profit-sharing income is offset by a $18 million and $17 million reduction in the beneficial interest asset, as of May 3, 2014 and May 4, 2013, respectively, for a net $148 million and $88 million impact, respectively.

The $225 million beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Profit-sharing payments reduced the beneficial interest asset by $21 million and $15 million during the three months ended May 3, 2014 and May 4, 2013, respectively. Revaluation adjustments increased the asset by $2 million during the first quarter of 2014, and decreased the asset by $2 million during the first quarter of 2013. As of May 3, 2014 and May 4, 2013, a beneficial interest asset of $108 million and $208 million, respectively, remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position. Based on historical payment patterns, we estimate that the remaining beneficial interest asset will be reduced over the next three years, with larger reductions in the early years.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended
(dollars in millions)	May 3, 2014	May 4, 2013
Maximum daily amount outstanding during the period	$590	$1,465
Average daily amount outstanding during the period	$279	$488
Amount outstanding at period-end	$386	—
Weighted average interest rate	0.10%	0.11%

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

5. Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation to date, we believe that the intruder accessed and stole payment card data from approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 17, 2013, through malware installed on our point-of-sale system in our U.S. stores. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals. Our investigation of the matter is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	26	8
Payments made/cash received	(35)	(13)
Balance at May 3, 2014	$52	$39
(a) Includes expenditures and accruals for Data Breach related costs and expected insurance recoveries as discussed below.

In the first quarter of 2014, we recorded $26 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $8 million, for net expenses of $18 million. We recorded these expenses in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but they are not included in our segment results. Expenses primarily relate to legal and other professional services.

Since the Data Breach, we have incurred $88 million of cumulative expenses, partially offset by expected insurance recoveries of $52 million, for net cumulative expenses of $35 million. These expenses include an accrual for the estimated probable loss related to the expected payment card networks' claims by reason of the Data Breach. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred. In order for us to have liability for such claims, we believe that a court would have to find among other things that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, the forensic investigator working on behalf of the payment card networks claimed that we were not in compliance with those standards at the time of the Data Breach. As a result, we believe it is probable that the payment card networks will make claims against us. We expect to dispute the payment card networks' anticipated claims, and we think it is probable that our disputes would lead to settlement negotiations consistent with the experience of other entities that have suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of both the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. We based our accrual on the expectation of reaching negotiated settlements of the payment card networks' anticipated claims and not on any determination that it is probable we would be found liable on these claims were they to be litigated. Currently, we can only reasonably estimate a loss associated with settlements of the networks' expected claims for non-ordinary course operating expenses. The accrual does not include any amounts associated with the networks' expected claims for alleged incremental counterfeit fraud losses because the loss associated with settling such claims, while probable in our judgment, is not reasonably estimable, in part because we have not yet received third-party fraud reporting from the payment card networks. We are not able to reasonably estimate a range of possible losses in excess of the recorded accrual related to the expected settlement of the payment card networks' claims because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. We believe it is reasonably possible that the ultimate amount paid on payment card network claims could be material to our results of operations in future periods.

Litigation and Governmental Investigations

In addition, more than 100 actions have been filed in courts in many states and one action in Canada and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising out of the Data Breach. State and federal agencies, including the State Attorneys General, the Federal Trade Commission and the SEC are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on our results of operations. We have not concluded that a loss from these matters is probable; therefore, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in the first quarter 2014. We will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Future Costs

We expect to incur significant legal and professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received.

Insurance Coverage

To limit our exposure to losses relating to data breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible. This coverage and certain other customary business-insurance coverage has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. As of May 3, 2014, we have received an initial payment of $13 million on our claim from our primary layer of network-security insurance, and expect to receive additional payments.

6. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which we use to mitigate interest rate risk. As a result of our use of derivative instruments, we have counterparty credit risk with large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 2 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

In March 2014, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated this swap as a fair value hedge. With the addition of this swap, as of May 3, 2014, we have two swaps designated as fair value hedges. As of May 4, 2013, one swap was designated as a fair value hedge. No ineffectiveness was recognized during the three months ended May 3, 2014 or May 4, 2013.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended
Type of Contract	Classification of Income/(Expense)	May 3, 2014	May 4, 2013
Interest rate swaps	Net interest expense	$5	$8

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $48 million, $52 million and $69 million, at May 3, 2014, February 1, 2014 and May 4, 2013, respectively.

7. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. There were no shares reacquired during the first quarter of 2014. For the three months ended May 4, 2013, 8.5 million shares were reacquired for a total investment of $547 million and an average price paid per share of $64.04. Of the shares reacquired, 0.1 million were delivered upon settlement of prepaid forward contracts for a total cash investment of $7 million and an aggregate market value at their respective settlement dates of $9 million. The details of our positions in prepaid forward contracts are provided in Note 8.

8. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and provide certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
(millions)	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Service cost	$28	$30	$1	$2
Interest cost	38	35	1	—
Expected return on assets	(58)	(59)	—	—
Amortization of losses	16	25	1	1
Amortization of prior service cost	(3)	(3)	(4)	(4)
Total	$21	$28	$(1)	$(1)

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was a pretax income of $7 million and $11 million for the three months ended May 3, 2014 and May 4, 2013, respectively. For the three months ended May 3, 2014 and May 4, 2013, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 7. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock	May 3, 2014	February 1, 2014	May 4, 2013
(millions, except per share data)
Number of Shares	1.3	1.3	1.0
Contractual Price Paid per Share	$48.81	$48.81	$45.07
Fair Value	$80	$73	$74
Total Cash Investment	$63	$63	$47

9. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
February 2, 2013	$(29)		$(15)	$(532)		$(576)
Other comprehensive income before reclassifications	—		(30)	28		(2)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
May 4, 2013	$(28)		$(45)	$(492)		$(565)

February 1, 2014	$(25)		$(444)	$(422)		$(891)
Other comprehensive income before reclassifications	—		61	—		61
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
May 3, 2014	$(24)		$(383)	$(415)		$(822)
(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes for both the three months ended May 3, 2014 and May 4, 2013, which is recorded in net interest expense on the Consolidated Statements of Operations.
(b) Represents amortization of pension and other benefit liabilities, net of $4 million and $8 million of taxes for the three months ended May 3, 2014 and May 4, 2013, respectively.

10. Segment Reporting

We operate as two segments: U.S. and Canadian. Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended May 3, 2014			Three Months Ended May 4, 2013
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$16,657	$393	$17,050	$16,620	$86	$16,706
Cost of sales	11,748	319	12,067	11,509	53	11,563
Gross margin	4,909	74	4,983	5,111	33	5,143
Selling, general and administrative expenses (a)(e)	3,326	218	3,544	3,381	193	3,573
Depreciation and amortization	511	67	579	491	45	536
Segment profit	$1,072	$(211)	$860	$1,239	$(205)	$1,034
Gain on receivables transaction (b)			—			391
Reduction of beneficial interest asset (a)(e)			(18)			(17)
Data Breach related costs, net of insurance receivable (c)(e)			(18)			—
Card brand conversion costs (d)(e)			(13)			—
Earnings before interest expense and income taxes			811			1,408
Net interest expense			170			629
Earnings before income taxes			$641			$779
Note: The sum of the segment amounts may not equal the total amounts due to rounding.
(a) Our U.S. Segment includes all TD profit-sharing amounts in segment EBIT; however, under GAAP, some amounts received from TD reduce the beneficial interest asset and are not recorded in consolidated earnings.
(b) Refer to Note 3 for more information on our credit card receivables transaction.
(c) Refer to Note 5 for more information on Data Breach related costs.
(d) Expense related to converting co-branded card program to MasterCard.
(e) The sum of segment SG&A expenses, reduction of beneficial interest asset, Data Breach related costs and card brand conversion costs equal consolidated SG&A expenses.

Total Assets by Segment (millions)	May 3, 2014	February 1, 2014	May 4, 2013
U.S.	$37,571	$38,128	$38,591
Canadian	6,323	6,254	5,435
Total segment assets	43,894	44,382	44,026
Unallocated assets (a)	148	171	208
Total assets	$44,042	$44,553	$44,234
(a) Represents the beneficial interest asset and insurance receivable related to the Data Breach of $108 million and $39 million, respectively, at May 3, 2014, and $127 million and $44 million, respectively, at February 1, 2014. Represents the beneficial interest asset at May 4, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2014 includes the following notable items:

•	GAAP earnings per share were $0.66.

•	Adjusted earnings per share were $0.70.

•	U.S. Segment sales of $16,657 million were up slightly from $16,620 in first quarter 2013, with a comparable sales decrease of 0.3 percent.

•	Canadian Segment sales were $393 million, up from $86 million in first quarter 2013.

•	We paid dividends of $272 million, representing 65 percent of net earnings.

Sales were $17,050 million for the three months ended May 3, 2014, an increase of $344 million or 2.1 percent from the same period in the prior year. Cash flow provided by operations was $520 million and $3,230 million for the three months ended May 3, 2014 and May 4, 2013, respectively. First quarter 2013 cash flow provided by operations included $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables.

Earnings Per Share	Three Months Ended
	May 3, 2014	May 4, 2013	Change
GAAP diluted earnings per share	$0.66	$0.77	(14.5)%
Adjustments	0.05	0.05
Adjusted diluted earnings per share	$0.70	$0.82	(13.9)%
Note:    Amounts may not foot due to rounding. We have disclosed adjusted diluted earnings per share ("Adjusted EPS"), a non-GAAP metric, which excludes the impact of certain matters not related to our ongoing retail operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 20.

Data Breach

As previously disclosed, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation to date, we believe that the intruder accessed and stole payment card data from approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 17, 2013 through malware installed on our point-of-sale system in our U.S. stores. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals. Our investigation of the matter is ongoing, and we are supporting law enforcement efforts to identify the responsible parties.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (a) (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (b)	26	8
Payments made/cash received	(35)	(13)
Balance at May 3, 2014	$52	$39
(a) See Note 5 of the notes to consolidated financial statements for more information.
(b) Includes expenditures and accruals for Data Breach related costs and expected insurance recoveries as discussed below.

In the first quarter of 2014, we recorded $26 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $8 million, for net expenses of $18 million. We recorded these expenses in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but they are not included in our segment results. Expenses primarily related to legal and other professional services.

Since the Data Breach, we have incurred $88 million of cumulative expenses, partially offset by expected insurance recoveries of $52 million, for net cumulative expenses of $35 million. These expenses include an accrual for the estimated probable loss related to the expected payment card networks' claims by reason of the Data Breach. The ultimate amount of these claims will likely include amounts for incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred. In order for us to have liability for such claims, we believe that a court would have to find among other things that (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, the forensic investigator working on behalf of the payment card networks claimed that we were not in compliance with those standards at the time of the Data Breach. As a result, we believe it is probable that the payment card networks will make claims against us. We expect to dispute the payment card networks' anticipated claims, and we think it is likely that our disputes would lead to settlement negotiations consistent with the experience of other entities that have suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of both the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. We based our accrual on the expectation of reaching negotiated settlements of the payment card networks' anticipated claims and not on any determination that it is probable we would be found liable on these claims were they to be litigated. Currently, we can only reasonably estimate a loss associated with settlements of the networks' expected claims for non-ordinary course operating expenses. The accrual does not include any amounts associated with the networks' expected claims for alleged incremental counterfeit fraud losses because the loss associated with settling such claims, while probable in our judgment, is not reasonably estimable, in part because we have not yet received third-party fraud reporting from the payment card networks. We are not able to reasonably estimate a range of possible losses in excess of the recorded accrual related to the expected settlement of the payment card networks' claims because the investigation into the matter is ongoing and there are significant factual and legal issues to be resolved. We believe it is reasonably possible that the ultimate amount paid on payment card network claims could be material to our results of operations in future periods.

Litigation and Governmental Investigations

In addition, more than 100 actions have been filed in courts in many states and one action in Canada and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief, allegedly arising out of the Data Breach. State and federal agencies, including the State Attorneys General, the Federal Trade Commission and the SEC are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. Although we are cooperating in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on our results of operations. We have not concluded that a loss from these matters is probable; therefore, we have not recorded a loss contingency liability for litigation, claims and governmental investigations in the first quarter 2014.

Future Costs

We expect to incur significant legal and professional services expenses associated with the Data Breach in future periods. We will recognize these expenses as services are received.

Insurance Coverage

To limit our exposure to losses relating to data breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible. This coverage and certain other customary business-insurance coverage has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. As of May 3, 2014, we have received an initial payment of $13 million on our claim from our primary layer of network-security insurance, and expect to receive additional payments.

Future Capital Investments

We have accelerated a previously planned investment of approximately $100 million to equip our proprietary REDcards and all of our U.S. store card readers with chip-enabled smart-card technology. We expect that the new card readers will be in all U.S. stores by September 2014. We expect that beginning in early 2015, the entire REDcard portfolio, including all Target-branded credit and debit cards, will be enabled with MasterCard's chip-and-PIN solution, and existing co-branded cards will be reissued as MasterCard co-branded chip-and-PIN cards. By early 2015, we expect to begin accepting payments from all chip-enabled cards in our stores.

Effect on Sales and Guest Loyalty

Our U.S. Segment comparable sales decline of 0.3 percent reflects improvement from trends we were experiencing shortly after the Data Breach. First quarter 2014 sales penetration on our REDcards was 20.4 percent, up 3.3 percentage points from first quarter 2013. Growth rates are lower than experienced prior to the Data Breach, particularly on Target Debit Cards. We anticipate penetration rates to continue to grow at slower rates in 2014 and we will be working to re-accelerate REDcard growth.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended
(millions)	May 3, 2014	May 4, 2013	Percent Change
Sales	$16,657	$16,620	0.2%
Cost of sales	11,748	11,509	2.1
Gross margin	4,909	5,111	(3.9)
SG&A expenses (a)	3,326	3,381	(1.6)
EBITDA	1,583	1,730	(8.5)
Depreciation and amortization	511	491	4.2
EBIT	$1,072	$1,239	(13.5)%
(a) For the three months ended May 3, 2014 and May 4, 2013, SG&A includes $167 million and $105 million, respectively, of profit-sharing income from the arrangement with TD.

U.S. Segment Rate Analysis	Three Months Ended
	May 3, 2014	May 4, 2013
Gross margin rate	29.5%	30.7%
SG&A expense rate	20.0	20.3
EBITDA margin rate	9.5	10.4
Depreciation and amortization expense rate	3.1	3.0
EBIT margin rate	6.4	7.5

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital sales channels, as well as gift card breakage.

Sales by Product Category	Three Months Ended
	May 3, 2014	May 4, 2013
Household essentials	27%	27%
Hardlines	15	15
Apparel and accessories	19	20
Food and pet supplies	23	22
Home furnishings and décor	16	16
Total	100%	100%

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

Comparable Sales	Three Months Ended
	May 3, 2014	May 4, 2013
Comparable sales change	(0.3)%	(0.6)%
Drivers of change in comparable sales
Number of transactions	(2.3)	(1.9)
Average transaction amount	2.1	1.3
Selling price per unit	1.8	(0.6)
Units per transaction	0.3	1.8

The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

TD offers credit to qualified guests through branded proprietary credit cards: the Target Credit Card and the Target Visa (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5-percent discount on virtually all purchases when they use a REDcard at Target. We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target, with the remainder representing a shift in tender type.

REDcard Penetration	Three Months Ended
	May 3, 2014	May 4, 2013
Target Debit Card	11.3%	8.6%
Target Credit Cards	9.1	8.5
Total REDcard Penetration	20.4%	17.1%

Gross Margin Rate

For the three months ended May 3, 2014, our gross margin rate was 29.5 percent compared with 30.7 percent in the comparable period last year. This decrease primarily reflects increased promotional markdowns and the impact of our 5 percent REDcard Rewards loyalty program, partially offset by gross margin rate benefits of our expense optimization initiatives.

Selling, General and Administrative Expense Rate

For the three months ended May 3, 2014, our SG&A expense rate was 20.0 percent, decreasing from 20.3 percent in the comparable period last year. The decrease resulted from company-wide expense optimization efforts, timing of marketing spending, and store productivity improvements, partially offset by a smaller contribution from our credit card portfolio and other omnichannel and store service initiatives.

Store Data

Change in Number of Stores	Three Months Ended
	May 3, 2014	May 4, 2013
Beginning store count	1,793	1,778
Opened	4	6
Closed	(8)	—
Ending store count	1,789	1,784
Number of stores remodeled during the period	13	32

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	May 3, 2014	February 1, 2014	May 4, 2013	May 3, 2014	February 1, 2014	May 4, 2013
General merchandise stores	271	289	359	31,618	33,843	42,435
Expanded food assortment stores	1,261	1,245	1,168	162,954	160,891	151,119
SuperTarget stores	249	251	251	44,152	44,500	44,500
CityTarget stores	8	8	6	820	820	614
Total	1,789	1,793	1,784	239,544	240,054	238,668
(a) In thousands: reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

Canadian Segment Results	Three Months Ended
(dollars in millions)	May 3, 2014	May 4, 2013	Percent Change
Sales	$393	$86	357.0%
Cost of sales	319	53	502.3
Gross margin	74	33	123.3
SG&A expenses	218	193	13.0
EBITDA	(144)	(160)	(9.8)
Depreciation and amortization	67	45	48.6
EBIT	$(211)	$(205)	3.1%
Note: For the three months ended May 3, 2014, foreign currency fluctuations benefited EBIT by $27 million.

Canadian Segment Rate Analysis	Three Months Ended
	May 3, 2014	May 4, 2013
Gross margin rate	18.7%	38.4%
SG&A expense rate	55.4	223.9
EBITDA margin rate	(36.6)	(185.6)
Depreciation and amortization expense rate	17.1	52.6
EBIT margin rate	(53.7)	(238.1)
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
Due to the start-up nature of our Canadian Segment, the rates above may not be indicative of future results.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage.

Canadian sales were $393 million for the three months ended May 3, 2014, compared to sales of $86 million for the three months ended May 4, 2013. First quarter 2014 reported sales were negatively impacted by $34 million due to fluctuations in currency exchange rates. Sales for the three months ended May 3, 2014, were generated by 124 Canadian Target general merchandise stores opened during 2013 and three additional stores opened during the first quarter of 2014, compared with 24 stores opened during the three months ending May 4, 2013.

Sales by Product Category	Three Months Ended
May 3, 2014
Household essentials	19%
Hardlines	17
Apparel and accessories	26
Food and pet supplies	16
Home furnishings and décor	22
Total	100%

Royal Bank of Canada (RBC) offers credit to our guests through our co-branded credit card: the Target RBC MasterCard. Additionally, we offer a proprietary Target Debit Card. Consistent with our branded payment products in the U.S., these payment products are referred to as REDcards. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended
	May 3, 2014	May 4, 2013
Target Debit Card	2.1%	1.0%
Target Credit Cards	1.8	1.0
Total REDcard Penetration	3.9%	2.0%

Gross Margin Rate

The gross margin rate of 18.7 percent for first quarter 2014 reflects the continued impact of efforts to clear excess inventory, while the gross margin rate of 38.4 percent for first quarter 2013 benefited from lower markdowns due to the short time stores had been open.

Selling, General and Administrative Expense Rate

SG&A expense rate of 55.4 percent in first quarter 2014 decreased significantly from 223.9 percent last year, primarily reflecting our increased scale and the pre-opening costs in last year's results.

Change in Number of Stores	Three Months Ended
	May 3, 2014	May 4, 2013
Beginning store count	124	—
Opened	3	24
Ending store count	127	24

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	May 3, 2014	February 1, 2014	May 4, 2013	May 3, 2014	February 1, 2014	May 4, 2013
General merchandise stores	127	124	24	14,627	14,189	2,832
(a)  In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to selling, general and administrative expenses recorded within our segments, we recorded certain other expenses during first quarter 2014. These expenses included $18 million of Data Breach-related costs, net of expected insurance proceeds, and $13 million related to previously announced plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards beginning in early 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards.

Additional information about Data Breach-related expenses is included in Note 5 to the Financial Statements and in the Data Breach section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Expense

Net interest expense decreased from $629 million in the first quarter 2013 to $170 million in the 2014 quarter. The first quarter of 2013 included a $445 million loss on early retirement of debt.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 3, 2014 was 34.7 percent compared to 36.0 percent for the three months ended May 4, 2013. The decrease of 1.3 percentage points was due to a variety of factors, none of which was individually significant.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share (Adjusted EPS), which excludes the impact of the 2013 sale of our U.S. consumer credit card receivables portfolio, the loss on early retirement of debt, net expenses related to the 2013 data breach and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our ongoing retail operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	Three Months Ended
	May 3, 2014			May 4, 2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$0.66			$0.77
Adjustments
Reduction of beneficial interest asset	$18	$11	$0.02	$17	$10	$0.02
Data Breach related costs, net of insurance receivable (a)	18	11	0.02	—	—	—
Card brand conversion costs (b)	13	8	0.01	—	—	—
Resolution of income tax matters	—	(1)	—	—	(1)	—
Loss on early retirement of debt	—	—	—	445	269	0.41
Gain on receivables transaction (c)	—	—	—	(391)	(247)	(0.38)
Adjusted diluted earnings per share			$0.70			$0.82
Note: A non-GAAP financial measures summary is provided on page 13. The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding. Beginning with the first quarter 2014, we no longer exclude Canadian Segment results from Adjusted EPS because fiscal 2014 will be our first full year of operating stores in Canada. For comparison purposes, prior year Adjusted EPS has been revised to include Canadian Segment results.
(a) For the three months ended May 3, 2014, we recorded $26 million of pretax Data Breach-related expenses, primarily for legal and other third party services. We also recorded expected insurance proceeds of $8 million, for net pretax expenses of $18 million.
(b) Expense related to converting the co-branded REDcard program to MasterCard.
(c)  Represents consideration received from the sale of our U.S. credit card receivables in the first quarter of 2013 in excess of the recorded amount of the receivables. Consideration included a beneficial interest asset of $225 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $715 million at May 3, 2014 compared with $1,819 million for the same period in 2013. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first three months of 2014 were funded by both internally and externally generated funds. Cash flow provided by operations was $520 million for the three months ended May 3, 2014 compared with $3,230 million for the same period in 2013. First quarter 2013 cash flow provided by operations includes $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables. Our cash flows, combined with our prior year-end cash position, allowed us to pay current debt maturities, invest in the business and pay dividends.

Share Repurchases

We did not repurchase any shares during the three months ended May 3, 2014 due to our performance and our desire to maintain our strong investment-grade credit rating.  During the three months ended May 4, 2013, we repurchased 8.5 million shares of our common stock for a total investment of $547 million ($64.04 per share).

Dividends

We paid dividends totaling $272 million ($0.43 per share) and $232 million ($0.36 per share) during the three months ended May 3, 2014 and May 4, 2013, respectively, a per share increase of 19.4 percent. We declared dividends totaling $274 million ($0.43 per share) in first quarter 2014, also a per share increase of 19.4 percent over the $231 million ($0.36 per share) of declared dividends during the first quarter of 2013. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of May 3, 2014 our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets and our cost of funds and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Due to our recent operating performance, Standard and Poor's lowered our long-term debt rating from A+ to A during the first quarter of 2014, but maintained our A-1 commercial paper rating.

As a measure of our financial condition we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first three months of 2014 our ratio of earnings to fixed charges was 4.08x compared with 4.48x for the first three months of 2013. (See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2013 calculation).

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018.  No balances were outstanding at any time during 2013 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at May 3, 2014, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

Contractual Obligations and Commitments

Our 2013 Form 10-K included a summary of contractual obligations and commitments as of February 1, 2014. During the three months ended May 3, 2014, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance; statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the effects of macroeconomic conditions, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach, expected insurance recoveries, REDcard penetration rates, and our adoption of chip-and-PIN technology.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended February 1, 2014, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, which requires disclosure of legal proceedings that are material, based on an analysis of the probability and magnitude of the outcome. For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach we experienced in the fourth quarter of fiscal 2013 in which certain payment card and guest information was stolen through unauthorized access to our network, see Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Consolidated Financial Statements included in Part 1, Item 1, Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended May 3, 2014, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 49.1 million shares of our common stock, for a total cash investment of $3.1 billion ($62.99 average price per share).

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of the Current Program(a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2, 2014 through March 1, 2014	940	$—	49,148,329	$1,904,324,394
March 2, 2014 through April 5, 2014	96,035	—	49,148,329	1,904,324,394
April 6, 2014 through May 3, 2014	14,085	—	49,148,329	1,904,324,394
	111,060	$—	49,148,329	$1,904,324,394
(a) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended May 3, 2014, 111,060 shares were reacquired at a weighted average per share price of $60.78 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	By-laws (as amended through September 9, 2009)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of the Chief Executive Officer and Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: 5/29/2014	By:	/s/ John J. Mulligan
John J. Mulligan
Interim President and Chief Executive Officer,
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)	Certification of the Chief Executive Officer and Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically