Form 10-Q
period 2014-08-02
TARGET CORP
filed 2014-08-27
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 22, 2014 were 633,716,483.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sales	$17,406	$17,117	$34,456	$33,823
Cost of sales	12,165	11,745	24,232	23,308
Selling, general and administrative expenses	3,816	3,698	7,409	7,287
Depreciation and amortization	606	542	1,186	1,079
Gain on receivables transaction	—	—	—	(391)
Earnings before interest expense and income taxes	819	1,132	1,629	2,540
Net interest expense	453	171	622	801
Earnings before income taxes	366	961	1,007	1,739
Provision for income taxes	132	350	354	629
Net earnings	$234	$611	$653	$1,110
Basic earnings per share	$0.37	$0.96	$1.03	$1.74
Diluted earnings per share	$0.37	$0.95	$1.02	$1.72
Weighted average common shares outstanding
Basic	633.5	634.8	633.4	638.4
Dilutive impact of share-based awards(a)	4.9	7.2	4.9	7.3
Diluted	638.4	642.0	638.3	645.7
(a) Excludes 5.1 million and 5.2 million share-based awards for the three and six months ended August 2, 2014, respectively, and 0.1 million and 2.2 million share-based awards for the three and six months ended August 3, 2013, respectively, because their effects were antidilutive.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings	$234	$611	$653	$1,110
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $4, $8, $8 and $34	7	12	14	52
Currency translation adjustment and cash flow hedges, net of taxes of $1, $(2), $1 and $7	23	(100)	85	(129)
Other comprehensive income/(loss)	30	(88)	99	(77)
Comprehensive income	$264	$523	$752	$1,033

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	August 2, 2014	February 1, 2014	August 3, 2013
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short-term investments of $3, $3 and $249	$803	$695	$1,018
Inventory	8,918	8,766	8,441
Other current assets	1,833	2,112	1,944
Total current assets	11,554	11,573	11,403
Property and equipment
Land	6,202	6,234	6,213
Buildings and improvements	30,782	30,356	29,336
Fixtures and equipment	5,466	5,583	5,351
Computer hardware and software	2,683	2,764	2,532
Construction-in-progress	735	843	1,456
Accumulated depreciation	(14,673)	(14,402)	(13,483)
Property and equipment, net	31,195	31,378	31,405
Other noncurrent assets	1,706	1,602	1,354
Total assets	$44,455	$44,553	$44,162
Liabilities and shareholders’ investment
Accounts payable	$7,263	$7,683	$7,078
Accrued and other current liabilities	3,767	3,934	3,705
Current portion of long-term debt and other borrowings	306	1,160	1,833
Total current liabilities	11,336	12,777	12,616
Long-term debt and other borrowings	13,852	12,622	12,655
Deferred income taxes	1,317	1,433	1,331
Other noncurrent liabilities	1,517	1,490	1,540
Total noncurrent liabilities	16,686	15,545	15,526
Shareholders’ investment
Common stock	53	53	53
Additional paid-in capital	4,561	4,470	4,335
Retained earnings	12,611	12,599	12,285
Accumulated other comprehensive loss
Pension and other benefit liabilities	(408)	(422)	(480)
Currency translation adjustment and cash flow hedges	(384)	(469)	(173)
Total shareholders’ investment	16,433	16,231	16,020
Total liabilities and shareholders’ investment	$44,455	$44,553	$44,162

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 633,644,605, 632,930,740 and 630,924,647 shares issued and outstanding at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at August 2, 2014, February 1, 2014 or August 3, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 2, 2014	August 3, 2013
Operating activities
Net earnings	$653	$1,110
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,186	1,079
Share-based compensation expense	42	55
Deferred income taxes	(304)	(136)
Bad debt expense(a)	—	41
Gain on receivables transaction	—	(391)
Loss on debt extinguishment	285	445
Noncash (gains)/losses and other, net	32	(2)
Changes in operating accounts:
Accounts receivable originated at Target	—	157
Proceeds on sale of accounts receivable originated at Target	—	2,703
Inventory	(143)	(527)
Other current assets	303	(56)
Other noncurrent assets	10	47
Accounts payable	(425)	17
Accrued and other current liabilities	(156)	(403)
Other noncurrent liabilities	31	(30)
Cash provided by operations	1,514	4,109
Investing activities
Expenditures for property and equipment	(1,052)	(1,917)
Proceeds from disposal of property and equipment	44	48
Change in accounts receivable originated at third parties	—	121
Proceeds from sale of accounts receivable originated at third parties	—	3,002
Cash paid for acquisitions, net of cash assumed	(20)	(58)
Other investments	46	73
Cash (required for)/provided by investing activities	(982)	1,269
Financing activities
Change in commercial paper, net	109	(163)
Additions to long-term debt	1,993	—
Reductions of long-term debt	(2,039)	(3,424)
Dividends paid	(545)	(463)
Repurchase of stock	—	(1,461)
Stock option exercises and related tax benefit	55	363
Cash (required for) financing activities	(427)	(5,148)
Effect of exchange rate changes on cash and cash equivalents	3	4
Net increase in cash and cash equivalents	108	234
Cash and cash equivalents at beginning of period	695	784
Cash and cash equivalents at end of period	$803	$1,018

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive income	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
(unaudited)
Net earnings	—	—	—	653	—	653
Other comprehensive income	—	—	—	—	99	99
Dividends declared	—	—	—	(606)	—	(606)
Repurchase of stock	(0.6)	—	—	(35)	—	(35)
Stock options and awards	1.3	—	91	—	—	91
August 2, 2014	633.6	$53	$4,561	$12,611	$(792)	$16,433

We declared $0.95 and $0.79 per share dividends for the six months ended August 2, 2014 and August 3, 2013, respectively, and $1.65 for the fiscal year ended February 1, 2014.

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

Fair Value Measurements - Recurring Basis
	Fair Value at			Fair Value at			Fair Value at
	August 2, 2014			February 1, 2014			August 3, 2013
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents
Short-term investments	$3	$—	$—	$3	$—	$—	$249	$—	$—
Other current assets
Interest rate swaps(a)	—	—	—	—	1	—	—	—	—
Prepaid forward contracts	40	—	—	73	—	—	73	—	—
Beneficial interest asset(b)	—	—	56	—	—	71	—	—	91
Other noncurrent assets
Interest rate swaps(a)	—	51	—	—	62	—	—	74	—
Company-owned life insurance investments(c)	—	314	—	—	305	—	—	297	—
Beneficial interest asset(b)	—	—	41	—	—	56	—	—	89
Total	$43	$365	$98	$76	$368	$127	$322	$371	$180
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	—	31	—	—	39	—	—	45	—
Total	$—	$31	$—	$—	$39	$—	$—	$45	$—

(a)  See Note 7 for additional information on interest rate swaps.
(b)  Note 3 includes a rollforward of the Level 3 beneficial interest asset. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $14 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $3 million.
(c)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $806 million at August 2, 2014, $790 million at February 1, 2014 and $787 million at August 3, 2013.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	August 2, 2014		February 1, 2014		August 3, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$12,135	$13,553	$11,758	$13,184	$12,484	$14,018
(a) The carrying amounts of accounts payable and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

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

Profit-Sharing Arrangement	Three Months Ended		Six Months Ended
(millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013 (a)
Profit-sharing included in U.S. Segment EBIT	$167	$183	$334	$288
Reduction of beneficial interest asset (b)	(11)	(29)	(29)	(45)
Net impact to SG&A expense	$156	$154	$305	$243
(a) The U.S. Segment also earned credit card revenue prior to the close of the transaction.
(b) On a consolidated basis, profit-sharing income is offset by reductions of the beneficial interest asset.

The $225 million beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Profit-sharing payments reduced the beneficial interest asset by $19 million and $39 million during the three and six months ended August 2, 2014, respectively, and $31 million and $45 million during the three and six months ended August 3, 2013. Revaluation adjustments increased the asset by $8 million and $10 million during the three and six months ended August 2, 2014, respectively, and increased the asset by $2 million during the three months ended August 3, 2013. There was no net revaluation adjustment for the six months ended August 3, 2013. As of August 2, 2014 and August 3, 2013, a beneficial interest asset of $98 million and $180 million, respectively, remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Six Months Ended
(dollars in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Maximum daily amount outstanding during the period	$500	$920	$590	$1,465
Average daily amount outstanding during the period	148	301	214	394
Amount outstanding at period-end	189	807	189	807
Weighted average interest rate	0.11%	0.19%	0.10%	0.14%

In June 2014, we issued $1 billion of unsecured fixed rate debt at 2.3% that matures in June 2019 and $1 billion of unsecured fixed rate debt at 3.5% that matures in July 2024. We used proceeds from these issuances to repurchase $725 million of debt at a market value of $1 billion and for general corporate purposes, including the payment of $1 billion of debt maturities. We recognized a loss of $285 million on the early retirement, which was recorded in net interest expense in our Consolidated Statements of Operations.

Concurrent with the sale of our credit card receivables portfolio in March 2013, we repaid $1.5 billion of nonrecourse debt collateralized by credit card receivables (the 2006/2007 Series Variable Funding Certificate). We also used $1.4 billion of proceeds from the transaction to repurchase at market value an additional $970 million of debt during the first quarter of 2013. We recognized a loss on this early retirement of $445 million, which was recorded in net interest expense in our Consolidated Statements of Operations. Refer to Note 3 for more information on our credit card receivables transaction.

5. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances, such as a decision to relocate or close a store, make significant software changes or discontinue projects, indicate that the asset's carrying value may not be recoverable. For the three and six months ended August 2, 2014 and August 3, 2013, we recorded impairments primarily from decisions to discontinue projects and completed or planned land sales and store closures.

Impairments by Segment (a)	Three Months Ended		Six Months Ended
(millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
U.S.	$46	$15	$59	$25
Canadian	2	—	2	—
Total segment impairments	48	15	61	25
Unallocated impairments (b)	16	—	16	—
Total impairments	$64	$15	$77	$25
(a) Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Income.
(b) Represents impairments of undeveloped land.

6. Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation to date, we believe that the intruder installed malware on our point-of-sale system in our U.S. stores and stole payment card data from up to approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 17, 2013. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals.

Payment Card Network Loss Contingencies

In the event of a data breach where payment card data is or may have been stolen, the payment card networks’ contracts purport to give them the ability to make claims for reimbursement of incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred as a result of the event. For us to have liability for such claims, we believe that a court would have to find that, among other things, (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013, the forensic investigator working on behalf of the payment card networks claimed in first quarter 2014 that we were not in compliance with those standards at the time of the Data Breach.

During the second quarter of 2014, payment card networks composing a substantial portion of impacted payment cards made preliminary written or oral claims against us. We believe it is probable that the remaining payment card networks will also make claims against us. We expect to dispute the claims that have been or may be made against us, and we think it is probable that our disputes would lead to settlement negotiations consistent with the experience of other entities that suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. Our accruals for estimated probable loss discussed below include what we believe to be the vast majority of both actual and potential claims from the payment card networks.

Litigation and Governmental Investigations

In addition, more than 100 actions have been filed in courts in many states, along with one action in Canada, and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising out of the Data Breach. State and federal agencies, including the State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Our accruals for estimated probable loss discussed below include what we believe to be the vast majority of both actual and potential claims from these matters.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	26	8
Payments made/received	(35)	(13)
Balance at May 3, 2014	52	39
Expenses incurred/insurance receivable recorded (a)	148	38
Payments made/received	(19)	(7)
Balance at August 2, 2014	$182	$70
(a) Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

In the second quarter of 2014, we recorded $148 million of pretax Data Breach-related expenses and expected insurance proceeds of $38 million, for net expenses of $111 million. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of our segment results. Along with legal and other professional services, these expenses included an increase to the accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach-related claims, including claims by the payment card networks. Our probable loss estimate is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. Given the varying stages of claims and related proceedings, and the inherent uncertainty surrounding them, our estimates involve significant judgment and are based on currently available information, historical precedents and an assessment of the validity of certain claims. Our estimates may change as new information becomes available and, although we do not believe it is probable, it is reasonably possible that we may incur a material loss in excess of the amount accrued. We are not able to estimate the amount of such reasonably possible excess loss exposure at this time because many of the matters are in the early stages, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The accrual does not reflect future breach-related legal, consulting or administrative fees, which are expensed as incurred and not expected to be material to our consolidated financial statements in any individual period.

During the six months ended August 2, 2014, we recorded $175 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $129 million. Since the Data Breach, we have incurred $236 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $146 million.

Insurance Coverage

To limit our exposure to losses relating to data breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible and with a $50 million sublimit for settlements with the payment card networks. This coverage, and certain other customary business-insurance coverage, has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. As of August 2, 2014, we have received $20 million from our network-security insurance carriers.

7. Derivative Financial Instruments

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

In June 2014, we entered into two interest rate swaps, each with a notional amount of $500 million, under which we pay a variable rate and receive a fixed rate. In March 2014, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated these swaps as fair value hedges. As of August 3, 2013, one swap was designated as a fair value hedge. No ineffectiveness was recognized during the three or six months ended August 2, 2014 or August 3, 2013.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Six Months Ended
Type of Contract	Classification of (Income)/Expense	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Interest rate swaps	Net interest expense	$(9)	$(7)	$(13)	$(15)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $43 million, $52 million and $63 million, at August 2, 2014, February 1, 2014 and August 3, 2013, respectively.

8. Share Repurchase

We repurchase shares primarily through open market transactions and the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. No shares were repurchased through open market transactions during the three and six months ended August 2, 2014.

Share Repurchases	Three Months Ended		Six Months Ended
(millions, except per share data)	August 2, 2014 (a)	August 3, 2013 (b)	August 2, 2014 (a)	August 3, 2013 (b)
Total number of shares purchased	0.6	13.3	0.6	21.9
Average price paid per share	$55.36	$69.57	$55.36	$67.41
Total investment	$34	$927	$34	$1,474
(a) All of the shares reacquired were delivered upon the noncash settlement of prepaid forward contracts. These contracts had an original cash investment of $34 million and an aggregate market value at their settlement dates of $34.7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 9 provides the details of our positions in prepaid forward contracts.
(b) 0.1 million and 0.2 million, respectively, of the shares repurchased were delivered upon the noncash settlement of prepaid forward contracts. These contracts had an original cash investment of $7 million and $14 million, and an aggregate market value at their respective settlement dates of $8 million and $17 million. Note 9 provides the details of our positions in prepaid forward contracts.

9. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(millions)	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Service cost	$28	$29	$56	$59	$1	$1	$2	$3
Interest cost	37	34	75	69	—	1	1	1
Expected return on assets	(59)	(58)	(117)	(117)	—	—	—	—
Amortization of losses	17	25	33	50	2	2	3	3
Amortization of prior service cost	(3)	(2)	(6)	(5)	(4)	(4)	(8)	(8)
Total	$20	$28	$41	$56	$(1)	$—	$(2)	$(1)

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax losses of $5 million and pretax income of $2 million for the three and six months ended August 2, 2014, respectively, and pretax income of $1 million and $12 million for the three and six months ended August 3, 2013. During the six months ended August 2, 2014 we made no investments in prepaid forward contracts in our own common stock. During the six months ended August 3, 2013, we invested $6 million in such investment instruments. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 8. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock	August 2, 2014	February 1, 2014	August 3, 2013
(millions, except per share data)
Number of Shares	0.7	1.3	1.0
Contractual Price Paid per Share	$42.88	$48.81	$45.01
Fair Value	$40	$73	$73
Total Cash Investment	$29	$63	$46

10. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
February 2, 2013	$(29)		$(15)	$(532)		$(576)
Other comprehensive income before reclassifications	—		(30)	28		(2)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
May 4, 2013	$(28)		$(45)	$(492)		$(565)
Other comprehensive income before reclassifications	—		(101)	—		(101)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
August 3, 2013	$(27)		$(146)	$(480)		$(653)

February 1, 2014	$(25)		$(444)	$(422)		$(891)
Other comprehensive income before reclassifications	—		61	—		61
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
May 3, 2014	$(24)		$(383)	$(415)		$(822)
Other comprehensive income before reclassifications	—		22	—		22
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
August 2, 2014	$(23)		$(361)	$(408)		$(792)
(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes, which is recorded in net interest expense on the Consolidated Statements of Operations.
(b) Represents amortization of pension and other benefit liabilities, net of $4 million of taxes for the three months ended May 3, 2014 and August 2, 2014, respectively, and $8 million for the three months ended May 4, 2013 and August 3, 2013.

11. Segment Reporting

We operate as two segments: U.S. and Canadian. Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended August 2, 2014			Three Months Ended August 3, 2013
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$16,957	$449	$17,406	$16,841	$275	$17,117
Cost of sales	11,798	367	12,165	11,556	188	11,745
Gross margin	5,159	82	5,241	5,285	87	5,372
Selling, general and administrative expenses (a)(e)	3,462	216	3,678	3,462	207	3,669
Depreciation and amortization	537	70	606	493	49	542
Segment profit	$1,160	$(204)	$957	$1,330	$(169)	$1,161
Data Breach related costs, net of insurance receivable (c)(e)			(111)			—
Reduction of beneficial interest asset (a)(e)			(11)			(29)
Undeveloped land impairments (e)			(16)			—
Earnings before interest expense and income taxes			819			1,132
Net interest expense			453			171
Earnings before income taxes			$366			$961

Business Segment Results	Six Months Ended August 2, 2014			Six Months Ended August 3, 2013
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$33,614	$842	$34,456	$33,462	$361	$33,823
Cost of sales	23,546	686	24,232	23,067	241	23,308
Gross margin	10,068	156	10,224	10,395	120	10,515
Selling, general and administrative expenses (a)(e)	6,788	434	7,222	6,842	400	7,242
Depreciation and amortization	1,049	137	1,186	984	94	1,079
Segment profit	$2,231	$(415)	$1,816	$2,569	$(374)	$2,194
Data Breach related costs, net of insurance receivable (c)(e)			(129)			—
Reduction of beneficial interest asset (a)(e)			(29)			(45)
Undeveloped land impairments (e)			(16)			—
Card brand conversion costs (d)(e)			(13)			—
Gain on receivables transaction (b)			—			391
Earnings before interest expense and income taxes			1,629			2,540
Net interest expense			622			801
Earnings before income taxes			$1,007			$1,739
Note: The sum of the segment amounts may not equal the total amounts due to rounding.
(a) Our U.S. Segment includes all TD profit-sharing amounts in segment EBIT; however, under GAAP, some amounts received from TD reduce the beneficial interest asset and are not recorded in consolidated earnings.
(b) Refer to Note 3 for more information on our credit card receivables transaction.
(c) Refer to Note 6 for more information on Data Breach related costs.
(d) Expense related to converting co-branded card program to MasterCard.
(e) The sum of segment SG&A expenses, reduction of beneficial interest asset, Data Breach related costs, undeveloped land impairments and card brand conversion costs equal consolidated SG&A expenses.

Total Assets by Segment (millions)	August 2, 2014	February 1, 2014	August 3, 2013
U.S.	$37,889	$38,128	$37,810
Canadian	6,398	6,254	6,172
Total segment assets	44,287	44,382	43,982
Unallocated assets (a)	168	171	180
Total assets	$44,455	$44,553	$44,162
(a) Represents the beneficial interest asset and insurance receivable related to the Data Breach of $98 million and $70 million, respectively, at August 2, 2014, and $127 million and $44 million, respectively, at February 1, 2014. Represents the beneficial interest asset at August 3, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2014 includes the following notable items:

•	GAAP earnings per share were $0.37.

•	Adjusted earnings per share were $0.78.

•	Digital sales grew more than 30 percent in the quarter.

•	U.S. Segment transactions declined 1.3 percent, an improvement of one percentage point compared with the first quarter.

•	Canadian Segment sales increased 63.1 percent to $449 million from $275 million last year.

•	GAAP EPS includes a loss on early retirement of debt of $0.27.

•	GAAP EPS includes an $0.11 impact of net expense for what we believe to be the vast majority of actual and potential claims related to the December, 2013 data breach.

•
We paid dividends of $272 million, an increase of 18 percent from $231 million last year. In June, the Board of Directors increased the quarterly dividend from 43 cents to 52 cents per share, beginning with the dividend payable on September 10, 2014.

Sales were $17,406 million for the three months ended August 2, 2014, an increase of $289 million or 1.7 percent from the same period in the prior year. Cash flow provided by operations was $1,514 million and $4,109 million for the six months ended August 2, 2014 and August 3, 2013, respectively. Cash flow provided by operations for the six months ended August 3, 2013 included $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables.

Earnings Per Share	Three Months Ended			Six Months Ended
	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
GAAP diluted earnings per share	$0.37	$0.95	(61.5)%	$1.02	$1.72	(40.5)%
Adjustments	0.41	0.03		0.46	0.07
Adjusted diluted earnings per share	$0.78	$0.98	(20.6)%	$1.48	$1.79	(17.5)%
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

Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). In the second quarter of 2014, we recorded $148 million of pretax Data Breach-related expenses and expected insurance proceeds of $38 million, for net expenses of $111 million. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of our segment results. Along with legal and other professional services, these expenses included an increase to the accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach-related claims, including claims by the payment card networks. Our probable loss estimate is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated.

During the six months ended August 2, 2014, we recorded $175 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $129 million. Since the Data Breach, we have incurred $236 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $146 million.

For more information about the Data Breach, see Note 6 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended			Six Months Ended
(millions)	August 2, 2014	August 3, 2013	Percent Change	August 2, 2014	August 3, 2013	Percent Change
Sales	$16,957	$16,841	0.7%	$33,614	$33,462	0.5%
Cost of sales	11,798	11,556	2.1	23,546	23,067	2.1
Gross margin	5,159	5,285	(2.4)	10,068	10,395	(3.1)
SG&A expenses (a)	3,462	3,462	—	6,788	6,842	(0.8)
EBITDA	1,697	1,823	(6.9)	3,280	3,553	(7.7)
Depreciation and amortization	537	493	8.9	1,049	984	6.6
EBIT	$1,160	$1,330	(12.8)%	$2,231	$2,569	(13.1)%
(a) SG&A includes $167 million and $334 million of profit-sharing income from the arrangement with TD for the three and six months ended August 2, 2014, respectively, and $183 million and $288 million for the three and six months ended August 3, 2013.

U.S. Segment Rate Analysis	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gross margin rate	30.4%	31.4%	30.0%	31.1%
SG&A expense rate	20.4	20.6	20.2	20.4
EBITDA margin rate	10.0	10.8	9.8	10.6
Depreciation and amortization expense rate	3.2	2.9	3.1	2.9
EBIT margin rate	6.8	7.9	6.6	7.7

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital sales channels, as well as gift card breakage.

Sales by Product Category	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Household essentials	27%	27%	27%	27%
Hardlines	15	15	15	15
Apparel and accessories	20	20	20	20
Food and pet supplies	20	20	21	21
Home furnishings and décor	18	18	17	17
Total	100%	100%	100%	100%

Comparable sales is a measure that highlights the performance of our existing stores and digital sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Digital sales include all sales initiated through mobile applications and our conventional websites, including those of acquired entities from the date of acquisition. Digital sales may be fulfilled through our distribution centers or our stores. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Comparable sales include all sales, except sales from stores open less than 13 months.

Comparable Sales	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Comparable sales change	—%	1.2%	(0.2)%	0.3%
Drivers of change in comparable sales
Number of transactions	(1.3)	(1.4)	(1.8)	(1.6)
Average transaction amount	1.3	2.7	1.7	2.0
Selling price per unit	3.0	1.6	2.4	0.5
Units per transaction	(1.7)	1.0	(0.7)	1.4

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Existing stores comparable sales change	(0.6)%	1.0%	(0.7)%	—%
Digital contribution to comparable sales change	0.6	0.2	0.5	0.3
Total comparable sales change	—%	1.2%	(0.2)%	0.3%

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

REDcard Penetration	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Target Debit Card	11.1%	9.4%	11.2%	9.0%
Target Credit Cards	9.7	9.3	9.4	8.9
Total REDcard Penetration	20.8%	18.7%	20.6%	17.9%

Gross Margin Rate

For the three and six months ended August 2, 2014, our gross margin rate was 30.4 percent and 30.0 percent, respectively, compared with 31.4 percent and 31.1 percent in the comparable periods last year. Virtually all of the decrease was due to promotional activity.

Selling, General and Administrative Expense Rate

For the three and six months ended August 2, 2014, our SG&A expense rate was 20.4 percent and 20.2 percent, decreasing from 20.6 and 20.4 percent in the comparable periods last year. The decrease primarily resulted from company-wide expense optimization efforts, partially offset by investments in technology and other initiatives, none of which were individually significant.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning store count	1,789	1,784	1,793	1,778
Opened	6	4	10	10
Closed	—	—	(8)	—
Ending store count	1,795	1,788	1,795	1,788
Number of stores remodeled during the period	13	36	26	68

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013
General merchandise stores	259	289	324	30,121	33,843	38,094
Expanded food assortment stores	1,278	1,245	1,206	165,198	160,891	155,868
SuperTarget stores	249	251	251	44,152	44,500	44,500
CityTarget stores	8	8	7	820	820	703
TargetExpress stores	1	—	—	21	—	—
Total	1,795	1,793	1,788	240,312	240,054	239,165
(a) In thousands: reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

Canadian Segment Results	Three Months Ended			Six Months Ended
(dollars in millions)	August 2, 2014	August 3, 2013	Percent Change	August 2, 2014	August 3, 2013	Percent Change
Sales	$449	$275	63.1%	$842	$361	133.1%
Cost of sales	367	188	94.7	686	241	184.3
Gross margin	82	87	(5.2)	156	120	30.2
SG&A expenses (a)	216	207	4.8	434	400	8.8
EBITDA	(134)	(120)	12.1	(278)	(280)	(0.4)
Depreciation and amortization (b)	70	49	42.1	137	94	45.2
EBIT (c)	$(204)	$(169)	20.8%	$(415)	$(374)	11.1%
(a) SG&A expenses include start-up and operating expenses.
(b) Depreciation and amortization results from depreciation of capital lease assets and leasehold interests.  The lease payment obligation gave rise to interest expense of $19 million and $38 million for the three and six months ended August 2, 2014, respectively, and $19 million and $39 million for the three and six months ended August 3, 2013.
 (c) For the three and six months ended August 2, 2014, foreign currency fluctuations benefited EBIT by $14 million and $40 million respectively, and $2 million and $4 million for the three and six months ended August 3, 2013.

Canadian Segment Rate Analysis	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gross margin rate	18.4%	31.6%	18.5%	33.2%
SG&A expense rate	48.3	75.2	51.6	110.6
EBITDA margin rate	(30.0)	(43.6)	(33.1)	(77.4)
Depreciation and amortization expense rate	15.6	17.9	16.3	26.1
EBIT margin rate	(45.6)	(61.5)	(49.4)	(103.6)
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
Due to the immaturity of our Canadian Segment, the rates above may not be indicative of future results.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage.

Canadian sales were $449 million and $842 million for the three and six months ended August 2, 2014, respectively, compared to sales of $275 million and $361 million for the three and six months ended August 3, 2013. Fluctuations in currency exchange rates negatively impacted reported sales by $21 million and $56 million for the three and six months ended August 2, 2014 and $4 million and $7 million for the three and six months ended August 3, 2013. Sales for the three and six months ended August 2,

2014, were generated by 124 Canadian Target general merchandise stores opened during 2013 and six additional stores opened during the first six months of 2014, compared with 68 stores opened during the first half of 2013.

Sales by Product Category	August 2, 2014
	Three Months Ended	Six Months Ended
Household essentials	18%	18%
Hardlines	18	18
Apparel and accessories	29	27
Food and pet supplies	12	14
Home furnishings and décor	23	23
Total	100%	100%

Comparable sales for the second quarter 2014 includes sales of 48 Canadian stores open at least 13 months.

Comparable Sales	Three Months Ended August 2, 2014

Comparable sales change	(11.4)%
Drivers of change in comparable sales
Number of transactions	(1.9)
Average transaction amount	(7.9)
Selling price per unit	0.7
Units per transaction	(8.5)

A portion of the second-quarter comparable sales decline reflects the comparison with grand-opening sales surges in 2013, which continued for longer than is typically experienced in new U.S. stores, and the shift of sales to Target stores opened later in 2013 from earlier store openings. The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, makes further precision and analysis of sales metrics infeasible.

Royal Bank of Canada (RBC) offers credit to our guests through our co-branded credit card: the Target RBC MasterCard. Additionally, we offer a proprietary Target Debit Card. Consistent with our branded payment products in the U.S., these payment products are referred to as REDcards. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Target Credit Cards	2.5%	1.1%	2.2%	1.0%
Target Debit Card	2.3	1.2	2.2	1.2
Total REDcard Penetration	4.8%	2.3%	4.4%	2.2%

Gross Margin Rate

The gross margin rate of 18.4 percent and 18.5 percent for the three and six months ended August 2, 2014, respectively, reflects the continued impact of efforts to clear excess inventory, while the gross margin rate of 31.6 percent and 33.2 percent for the three and six months ended August 3, 2013, respectively, benefited from lower markdowns due to the short time stores had been open.

Selling, General and Administrative Expense Rate

SG&A expense rate of 48.3 percent and 51.6 percent in the three and six months ended August 2, 2014, respectively decreased significantly from 75.2 percent and 110.6 percent in the three month and six month periods last year, primarily reflecting our increased scale and the pre-opening costs in last year's results.

Canadian Segment long-lived assets equaled $5,080 million at August 2, 2014. As required by GAAP, we review long-lived assets for impairment when events or changes in circumstances, including significant changes in actual or expected operating results, indicate that the asset’s carrying value may not be recoverable. Based on our most recent Canadian Segment forecast, which includes improved operating results as a result of implemented and planned initiatives, we believe our Canadian Segment long-lived assets are recoverable. If sales and earnings do not grow as forecasted, we may incur an impairment loss. We cannot predict the amount of any potential loss, but it may be material to our operating results.

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning store count	127	24	124	—
Opened	3	44	6	68
Ending store count	130	68	130	68

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013
General merchandise stores	130	124	68	15,025	14,189	7,774
(a)  In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to selling, general and administrative expenses recorded within our segments, we recorded certain other expenses during the three and six months ended August 2, 2014. These expenses included $111 million and $129 million, respectively, of Data Breach-related costs, net of expected insurance proceeds, $16 million of impairments related to undeveloped land, and $13 million of costs related to previously announced plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards beginning in early 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards.

Additional information about Data Breach-related expenses is included in Note 6 to the Financial Statements and in the Data Breach section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Expense

Net interest expense was $453 million and $622 million for the three and six months ended August 2, 2014, respectively, compared to $171 million and $801 million for the three and six months ended August 3, 2013. Net interest expense for the three and six months ended August 2, 2014 included a loss on early retirement of debt of $285 million. Net interest expense for the six months ended Augusts 3, 2013 included a $445 million loss on early retirement of debt.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended August 2, 2014 was 36.1 percent and 35.2 percent, respectively, compared to 36.4 percent and 36.2 percent for the three and six months ended August 3, 2013. These decreases of 0.3 and 1.0 percentage points are due to a variety of factors, none of which was individually significant.

At August 2, 2014, we had Canadian deferred tax assets of $631 million primarily related to net operating loss carryforwards (NOL) of $2,029 million. These NOL carryforwards primarily relate to the start-up operations of our Canadian Segment and expire between 2031 and 2034. While we have experienced cumulative losses in our Canadian Segment, our most recent forecast projects sufficient taxable income to realize these NOLs before their expiration. Although realization is not assured, we believe it is more likely than not that the full Canadian deferred tax asset will be realized. If future taxable income does not grow as anticipated, our conclusion regarding the realization of our deferred tax assets may change and we may be required to establish a valuation allowance. The resulting charge to income tax expense may be material to our operating results.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share (Adjusted EPS), which excludes the impact of the 2013 sale of our U.S. consumer credit card receivables portfolio, losses on early retirements of debt, net expenses related to the 2013 data breach and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our ongoing retail operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share. Non-GAAP adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	Three Months Ended
	August 2, 2014			August 3, 2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$0.37			$0.95
Adjustments
Loss on early retirement of debt	$285	$174	$0.27	$—	$—	$—
Data Breach related costs, net of insurance receivable (a)	111	71	0.11	—	—	—
Reduction of beneficial interest asset	11	7	0.01	29	18	0.03
Undeveloped land impairments	16	9	0.01	—	—	—
Resolution of income tax matters	—	—	—	—	(3)	—
Adjusted diluted earnings per share			$0.78			$0.98

	Six Months Ended
	August 2, 2014			August 3, 2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$1.02			$1.72
Adjustments
Loss on early retirement of debt	$285	$174	$0.27	$445	$269	$0.42
Data Breach related costs, net of insurance receivable (a)	129	83	0.13	—	—	—
Reduction of beneficial interest asset	29	18	0.03	45	28	0.04
Undeveloped land impairments	16	9	0.01	—	—	—
Card brand conversion costs (b)	13	8	0.01	—	—	—
Resolution of income tax matters	—	(1)	—	—	(3)	(0.01)
Gain on receivables transaction (c)	—	—	—	(391)	(247)	(0.38)
Adjusted diluted earnings per share			$1.48			$1.79
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
(a) For the three and six months ended August 2, 2014, we recorded $148 million and $175 million of pretax Data Breach-related expenses, respectively. Along with legal and other professional services, these expenses include an increase to the accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach-related claims, including claims by payment card networks. We also recorded expected insurance proceeds of $38 million and $46 million, respectively, for the three and six months, for net pretax expenses of $111 million and $129 million, respectively.
(b) Expense related to converting the co-branded REDcard program to MasterCard.
(c)  Represents consideration received from the sale of our U.S. credit card receivables in the first quarter of 2013 in excess of the recorded amount of the receivables. Consideration included a beneficial interest asset of $225 million.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $803 million at August 2, 2014 compared with $1,018 million for the same period in 2013. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first six months of 2014 were funded by both internally and externally generated funds. Cash flow provided by operations was $1,514 million for the six months ended August 2, 2014 compared with $4,109 million for the same period in 2013. Cash flow provided by operations for the six months ended August 3, 2013, includes $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables. In June 2014, we issued $1 billion of unsecured debt that matures in June 2019 and $1 billion of unsecured debt that matures in July 2024. These cash flows, combined with our prior year-end cash position, allowed us to repurchase $725 million of debt at a market value of $1 billion, pay current debt maturities, invest in the business and pay dividends.

Share Repurchases

We did not repurchase any shares on the open market during the six months ended August 2, 2014. However, we reacquired 0.6 million shares during the three and six months ended August 2, 2014, upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans. These contracts had an original cash investment of $34 million and an aggregate market value at their settlement dates of $34.7 million. During the three and six months ended August 3, 2013, we repurchased 13.3 million and 21.9 million shares of our common stock, respectively, for a total investment of $927 million ($69.57 per share) and $1,474 million ($67.41 per share).

Dividends

We paid dividends totaling $272 million ($0.43 per share) and $545 million ($0.86 per share) for the three and six months ended August 2, 2014, respectively, and $231 million ($0.36 per share) and $463 million ($0.72 per share) during the three and six months ended August 3, 2013, a per share increase of 19.4 percent. We declared dividends totaling $329 million ($0.52 per share) in second quarter 2014, a per share increase of 20.9 percent over the $271 million ($0.43 per share) of declared dividends during the second quarter of 2013. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of August 2, 2014 our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first six months of 2014 our ratio of earnings to fixed charges was 3.45x compared with 5.04x for the first six months of 2013. (See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2014 and 2013 calculations).

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018.  No balances were outstanding at any time during 2013 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at August 2, 2014, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

Contractual Obligations and Commitments

Our 2013 Form 10-K included a summary of contractual obligations and commitments as of February 1, 2014. During the three months ended August 2, 2014, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  This ASU is effective for Target for the annual and interim periods within the fiscal year ending February 3, 2018.  We are currently evaluating the effect of adopting this new accounting guidance, but do not expect a material impact on our results of operations, cash flows or financial position.

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance; statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, our expected recovery of the carrying value and the amount of any potential impairment of Canadian long-lived assets, our expected realization of the deferred tax asset related to Canadian net operating loss carryforwards, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach, expected insurance recoveries, our REDcard Rewards loyalty program, and our adoption of chip-and-PIN technology.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended February 1, 2014 and Item 1A of this Form 10-Q, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, which requires disclosure of legal proceedings that are material, based on an analysis of the probability and magnitude of the outcome. For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach we experienced in the fourth quarter of fiscal 2013 in which certain payment card and guest information was stolen through unauthorized access to our network, see Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements included in Part 1, Item 1, Financial Statements.

Item 1A. Risk Factors

We are including the following revised risk factors, which should be read in conjunction with our description of risk factors in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014:

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.

We rely extensively on our computer systems to manage inventory, process guest transactions, manage guest data, communicate with our vendors and other third parties, service REDcard accounts and summarize and analyze results, and on continued and unimpeded access to the internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair or replacement costs, experience data loss and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could adversely affect our results of operations. The Data Breach we experienced negatively impacted our ability to timely handle customer inquiries, and we experienced weaker than expected U.S. Segment sales following the announcement of the Data Breach. Similarly, we experienced a temporary network disruption not involving a data breach in June 2014 that prevented many of our point-of-sale registers from working in a limited geographic region. This disruption caused checkout delays and generated negative publicity, and we engaged in promotional activities to retain our customers during the delay.

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

We experienced a significant data security breach in the fourth quarter of fiscal 2013, and have recorded significant expenses related to that event. Our losses could exceed the amounts we have recorded by material amounts, and we cannot predict the longer-term impact of any loss of confidence of our guests. These matters could have a material adverse impact on our results of operations.

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

We are currently subject to a number of governmental investigations and private litigation and other claims relating to the Data Breach, and in the future we may be subject to additional investigations and claims of this sort. We have recorded Data Breach-related expenses that include our estimated probable losses for these matters, and it is reasonably possible that we may incur a material loss in excess of the amount accrued.

Our financial liability arising from such investigations and claims will depend on many factors, one of which is whether, at the time of the Data Breach, the portion of our network that handles payment card data was in compliance with applicable payment card industry standards. While that portion of our network was determined to be compliant by an independent third-party assessor in the fall of 2013, the forensic investigator working on behalf of the payment card networks following the Data Breach has claimed that we were not in compliance with those standards at the time of the Data Breach. Another factor is whether, and if so to what extent, any fraud losses or other expenses experienced by cardholders, card issuers and/or the payment card networks on or with respect to the payment card accounts affected by the Data Breach can be properly attributed to the Data Breach and whether, and if so to what extent, such losses and expenses would in any event be our legal responsibility. In addition, the governmental agencies investigating the Data Breach may seek to impose on us fines and/or other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our network and collect and use guest information, and put us at a competitive disadvantage with other retailers.

Finally, we believe that the greatest risk to our business arising out of the Data Breach is the negative impact on our reputation and loss of confidence of our guests, as well as the possibility of decreased participation in our REDcards Rewards loyalty program which our internal analysis has indicated drives meaningful incremental sales. We experienced weaker than expected U.S. Segment sales after the announcement of the Data Breach, but are unable to determine whether there will be a long-term impact to our relationship with our guests or whether we will need to engage in significant additional promotional or other activities to regain their trust, which could have a material adverse impact on our results of operations or profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended August 2, 2014, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 49.8 million shares of our common stock, for a total cash investment of $3.1 billion ($62.89 average price per share).

Period	Total Number of Shares Purchased(a)(b)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of the Current Program(a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
May 4, 2014 through May 31, 2014	524,760	$55.66	49,670,447	$1,875,262,275
June 1, 2014 through July 5, 2014	5,651	—	49,670,447	1,875,262,275
July 6, 2014 through August 2, 2014	94,590	53.63	49,762,689	1,870,315,793
	625,001	$55.36	49,762,689	$1,870,315,793
(a) The table above includes shares reacquired upon settlement of prepaid forward contracts. For the three months ended August 2, 2014, 0.6 million shares were reacquired through these contracts. At August 2, 2014, we held asset positions in prepaid forward contracts for 0.7 million shares of our common stock, for a total cash investment of $29 million, or $42.88 per share.
(b) The number of shares above includes shares of common stock reacquired from team members who wish to tender owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans or to satisfy the exercise price on stock option exercises. For the three months ended August 2, 2014, 10,642 shares were reacquired at a weighted average per share price of $58.23 pursuant to our long-term incentive plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	By-laws (as amended through September 9, 2009)(2)

(10)AA	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014

(10)BB	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014

(10)CC	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014

(10)DD	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014

(10)EE	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: August 27, 2014	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(10)AA	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014	Filed Electronically

(10)BB	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014	Filed Electronically

(10)CC	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014	Filed Electronically

(10)DD	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Filed Electronically

(10)EE	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically