Form 10-Q
period 2014-11-01
TARGET CORP
filed 2014-11-26
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 21, 2014 were 636,964,385.
.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sales	$17,732	$17,258	$52,188	$51,081
Cost of sales	12,555	12,133	36,787	35,441
Selling, general and administrative expenses	3,894	3,853	11,303	11,140
Depreciation and amortization	606	569	1,791	1,648
Gain on receivables transaction	—	—	—	(391)
Earnings before interest expense and income taxes	677	703	2,307	3,243
Net interest expense	165	165	788	965
Earnings before income taxes	512	538	1,519	2,278
Provision for income taxes	160	197	515	827
Net earnings	$352	$341	$1,004	$1,451
Basic earnings per share	$0.55	$0.54	$1.58	$2.28
Diluted earnings per share	$0.55	$0.54	$1.57	$2.26
Weighted average common shares outstanding
Basic	634.0	631.3	633.6	636.0
Dilutive impact of share-based awards	5.6	6.1	5.1	7.0
Diluted	639.6	637.4	638.7	643.0
Antidilutive shares	2.3	2.4	4.2	2.3

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$352	$341	$1,004	$1,451
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of taxes of $4, $8, $12 and $42	7	12	21	64
Currency translation adjustment and cash flow hedges, net of taxes of $1, $0, $2 and $7	(138)	(12)	(53)	(141)
Other comprehensive income/(loss)	(131)	—	(32)	(77)
Comprehensive income	$221	$341	$972	$1,374

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	November 1, 2014	February 1, 2014	November 2, 2013
Assets	(unaudited)		(unaudited)
Cash and cash equivalents	$780	$695	$706
Inventory	11,066	8,766	10,376
Other current assets	1,992	2,112	2,071
Total current assets	13,838	11,573	13,153
Property and equipment
Land	6,202	6,234	6,241
Buildings and improvements	30,906	30,356	30,257
Fixtures and equipment	5,664	5,583	5,535
Computer hardware and software	2,847	2,764	2,644
Construction-in-progress	454	843	958
Accumulated depreciation	(15,187)	(14,402)	(13,909)
Property and equipment, net	30,886	31,378	31,726
Other noncurrent assets	1,737	1,602	1,494
Total assets	$46,461	$44,553	$46,373
Liabilities and shareholders’ investment
Accounts payable	$9,229	$7,683	$8,806
Accrued and other current liabilities	3,801	3,934	3,623
Current portion of long-term debt and other borrowings	495	1,160	2,122
Total current liabilities	13,525	12,777	14,551
Long-term debt and other borrowings	13,809	12,622	12,665
Deferred income taxes	1,279	1,433	1,466
Other noncurrent liabilities	1,475	1,490	1,535
Total noncurrent liabilities	16,563	15,545	15,666
Shareholders’ investment
Common stock	53	53	53
Additional paid-in capital	4,612	4,470	4,403
Retained earnings	12,631	12,599	12,353
Accumulated other comprehensive loss
Pension and other benefit liabilities	(401)	(422)	(468)
Currency translation adjustment and cash flow hedges	(522)	(469)	(185)
Total shareholders’ investment	16,373	16,231	16,156
Total liabilities and shareholders’ investment	$46,461	$44,553	$46,373

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 634,378,337, 632,930,740 and 631,759,510 shares issued and outstanding at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at November 1, 2014, February 1, 2014 or November 2, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 1, 2014	November 2, 2013
Operating activities
Net earnings	$1,004	$1,451
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,791	1,648
Share-based compensation expense	64	81
Deferred income taxes	(426)	—
Bad debt expense(a)	—	41
Gain on receivables transaction	—	(391)
Loss on debt extinguishment	285	445
Noncash (gains)/losses and other, net	—	3
Changes in operating accounts:
Accounts receivable originated at Target	—	157
Proceeds on sale of accounts receivable originated at Target	—	2,703
Inventory	(2,307)	(2,461)
Other current assets	236	(210)
Other noncurrent assets	(8)	32
Accounts payable	1,538	1,744
Accrued and other current liabilities	(170)	(463)
Other noncurrent liabilities	43	(27)
Cash provided by operations	2,050	4,753
Investing activities
Expenditures for property and equipment	(1,570)	(2,839)
Proceeds from disposal of property and equipment	84	73
Change in accounts receivable originated at third parties	—	121
Proceeds from sale of accounts receivable originated at third parties	—	3,002
Cash paid for acquisitions, net of cash assumed	(18)	(157)
Other investments	88	111
Cash (required for)/provided by investing activities	(1,416)	311
Financing activities
Change in commercial paper, net	305	107
Additions to long-term debt	1,993	—
Reductions of long-term debt	(2,062)	(3,453)
Dividends paid	(874)	(734)
Repurchase of stock	—	(1,461)
Stock option exercises and related tax benefit	88	395
Cash (required for) financing activities	(550)	(5,146)
Effect of exchange rate changes on cash and cash equivalents	1	4
Net increase/(decrease) in cash and cash equivalents	85	(78)
Cash and cash equivalents at beginning of period	695	784
Cash and cash equivalents at end of period	$780	$706

(a) Includes net write-offs of credit card receivables prior to the sale of receivables on March 13, 2013.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive income	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
(unaudited)
Net earnings	—	—	—	1,004	—	1,004
Other comprehensive income	—	—	—	—	(32)	(32)
Dividends declared	—	—	—	(937)	—	(937)
Repurchase of stock	(0.6)	—	—	(35)	—	(35)
Stock options and awards	2.1	—	142	—	—	142
November 1, 2014	634.4	$53	$4,612	$12,631	$(923)	$16,373

We declared $1.47 and $1.22 per share dividends for the nine months ended November 1, 2014 and November 2, 2013, respectively, and $1.65 for the fiscal year ended February 1, 2014.

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

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Cash and cash equivalents
Short-term investments	Level 1	$7	$3	$3
Other current assets
Interest rate swaps(a)	Level 2	—	1	2
Prepaid forward contracts	Level 1	42	73	72
Beneficial interest asset(b)	Level 3	50	71	76
Other noncurrent assets
Interest rate swaps(a)	Level 2	51	62	68
Company-owned life insurance investments(c)	Level 2	322	305	302
Beneficial interest asset(b)	Level 3	37	56	67
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	28	39	43
(a)  See Note 8 for additional information on interest rate swaps.
(b)  Note 3 includes a rollforward of the Level 3 beneficial interest asset. A one percentage point change in the forecasted credit EBIT yield would impact our fair value estimate by approximately $12 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $3 million.
(c)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $780 million at November 1, 2014, $790 million at February 1, 2014 and $794 million at November 2, 2013.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	November 1, 2014		February 1, 2014		November 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$12,332	$13,779	$11,758	$13,184	$12,754	$14,155
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
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

Profit-Sharing Arrangement	Three Months Ended		Nine Months Ended
(millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013 (a)
Profit-sharing included in U.S. Segment EBIT	$172	$184	$506	$471
Reduction of beneficial interest asset (b)	(11)	(36)	(40)	(82)
Net impact to SG&A expense	$161	$148	$466	$389
(a) The U.S. Segment also earned credit card revenue prior to the close of the transaction.
(b) On a consolidated basis, profit-sharing income is offset by reductions of the beneficial interest asset.

The $225 million beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Profit-sharing payments reduced the beneficial interest asset by $19 million and $58 million during the three and nine months ended November 1, 2014, respectively, and $28 million and $74 million during the three and nine months ended November 2, 2013. Revaluation adjustments increased the asset by $8 million and $18 million during the three and nine months ended November 1, 2014, respectively, and reduced the asset by $8 million during the three and nine months ended November 2, 2013. As of November 1, 2014 and November 2, 2013, a beneficial interest asset of $87 million and $143 million, respectively, remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Nine Months Ended
(dollars in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Maximum daily amount outstanding during the period	$386	$1,173	$590	$1,465
Average daily amount outstanding during the period	51	528	160	439
Amount outstanding at period-end	386	1,077	386	1,077
Weighted average interest rate	0.12%	0.13%	0.11%	0.14%

In June 2014, we issued $1 billion of unsecured fixed rate debt at 2.3% that matures in June 2019 and $1 billion of unsecured fixed rate debt at 3.5% that matures in July 2024. We used proceeds from these issuances to repurchase $725 million of debt at market value and for general corporate purposes, including the payment of $1 billion of debt maturities. We recognized a loss of $285 million on the early retirement, which was recorded in net interest expense in our Consolidated Statements of Operations.

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

5. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to close a store or discontinue software projects—indicate that the asset’s carrying value may not be recoverable.

Our U.S. Segment recognized impairment losses during each of the periods presented, primarily resulting from discontinued projects, store closures, and completed or planned land sales. As a result of the continued losses in our Canadian Segment, we reviewed our Canadian Segment long-lived assets for impairment during the three months ended November 1, 2014, resulting in a $16 million impairment loss for one store that continues to be operated.

Impairments by Segment (a)	Three Months Ended		Nine Months Ended
(millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
U.S.	$18	$1	$77	$26
Canadian	—	—	2	—
Total segment impairments	18	1	79	26
Unallocated impairments (b)	16	—	31	—
Total impairments	$34	$1	$110	$26
(a) Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Income.
(b) For the three months ended November 1, 2014, represents impairment of one Canada operating store. For the nine months ended, this also includes the impairments of undeveloped land in the U.S. Activities giving rise to these impairments were centrally managed by individuals outside of core segment operations and excluded from the measure of segment profitability reviewed by management.

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

During the third quarter of 2014, three of the four major payment card networks, which between them represent a substantial majority of the payment cards potentially impacted by the Data Breach, made written claims against us, either directly or through our acquiring banks. We believe it is probable that the fourth major payment card network will also make a claim against us. We expect to dispute the claims that have been or may be made against us by the payment card networks, and we think it is probable that our disputes would lead to settlement negotiations consistent with the experience of other entities that suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. Our accruals for estimated probable loss discussed below include accruals for what we believe to be the vast majority of both actual and potential claims from the payment card networks.

Litigation and Governmental Investigations

In addition, more than 100 actions have been filed in courts in many states, along with one action in Canada, and other claims have been or may be asserted against us on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising out of the Data Breach. State and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Our accruals for estimated probable loss discussed below include accruals for what we believe to be the vast majority of both actual and potential claims from these matters.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	26	8
Payments made/received	(35)	(13)
Balance at May 3, 2014	52	39
Expenses incurred/insurance receivable recorded (a)	148	38
Payments made/received	(19)	(7)
Balance at August 2, 2014	$182	$70
Expenses incurred/insurance receivable recorded (a)	12	—
Payments made/received	(16)	(8)
Balance at November 1, 2014	$178	$62
(a) Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

In the third quarter of 2014, we recorded $12 million of pretax Data Breach-related expenses, primarily related to legal and other professional services. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of our segment results.

During the nine months ended November 1, 2014, we recorded $186 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $140 million. Since the Data Breach, we have incurred $248 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $158 million. Along with legal and other professional services, these expenses include an accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach related claims, including claims by the payment card networks. Our probable loss estimate is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. Given the varying stages of claims and related proceedings, and the inherent uncertainty surrounding them, our estimates involve significant judgment and are based on currently available information, historical precedents and an assessment of the validity of certain claims. Our estimates may change as new information becomes available, and although we do not believe it is probable, it is reasonably possible that we may incur a material loss in excess of the amount accrued. We are not able to estimate the amount of such reasonably possible excess loss exposure at this time because many of the matters are in the early stages, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The accrual does not reflect future breach-related legal, consulting or administrative fees, which are expensed as incurred and not expected to be material to our consolidated financial statements in any individual period.

Insurance Coverage

To limit our exposure to losses relating to data breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible and with a $50 million sublimit for settlements with the payment card networks. This coverage, and certain other customary business-insurance coverage, has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. Since the Data Breach, we have received $28 million from our network-security insurance carriers.

7. Income Taxes

Our effective income tax rate was 31.3 percent and 33.9 percent for the three and nine months ended November 1, 2014, respectively, and 36.6 percent and 36.3 percent for the three and nine months ended November 2, 2013. The rate decreased primarily from the favorable resolution of various income tax matters, which reduced tax expense by $30 million and $31 million for the three and nine months ended November 1, 2014, respectively, and $7 million and $11 million for the same periods in the prior year.

At November 1, 2014, we had Canadian deferred tax assets of $686 million, primarily related to net operating loss carryforwards (NOL) of $2,141 million. These NOL carryforwards primarily relate to the start-up operations of our Canadian Segment and expire between 2031 and 2034. After weighing all positive and negative evidence, including the pre-opening and operating losses in our Canadian Segment to date, we believe it is more likely than not that we will realize the full Canadian deferred tax asset.

8. Derivative Financial Instruments

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

In June 2014, we entered into two interest rate swaps, each with a notional amount of $500 million, under which we pay a variable rate and receive a fixed rate. In March 2014, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated these swaps as fair value hedges. As of November 2, 2013, one swap was designated as a fair value hedge. No ineffectiveness was recognized during the three or nine months ended November 1, 2014 or November 2, 2013.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Nine Months Ended
Type of Contract	Classification of (Income)/Expense	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Interest rate swaps	Net interest expense	$(9)	$(6)	$(23)	$(21)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $38 million, $52 million and $59 million, at November 1, 2014, February 1, 2014 and November 2, 2013, respectively.

9. Share Repurchase

We repurchase shares primarily through open market transactions and the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. No shares were repurchased through open market transactions during the three and nine months ended November 1, 2014.

Share Repurchases	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 1, 2014	November 2, 2013	November 1, 2014 (a)	November 2, 2013 (b)
Total number of shares purchased	—	—	0.6	21.9
Average price paid per share	$—	$—	$55.36	$67.41
Total investment	$—	$—	$34	$1,474
(a) All of the shares reacquired were delivered upon the noncash settlement of prepaid forward contracts. These contracts had an original cash investment of $34 million and an aggregate market value at their settlement dates of $34.7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 10 provides the details of our positions in prepaid forward contracts.

(b) 0.2 million of the shares repurchased were delivered upon the noncash settlement of prepaid forward contracts. These contracts had an original cash investment of $14 million and an aggregate market value at their settlement dates of $17 million. Note 10 provides the details of our positions in prepaid forward contracts.

10. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(millions)	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Service cost	$28	$29	$84	$88	$2	$2	$4	$5
Interest cost	37	35	112	104	—	—	1	1
Expected return on assets	(58)	(59)	(175)	(176)	—	—	—	—
Amortization of losses	16	26	49	76	1	1	4	4
Amortization of prior service cost	(2)	(3)	(8)	(8)	(4)	(4)	(12)	(12)
Total	$21	$28	$62	$84	$(1)	$(1)	$(3)	$(2)

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $1 million and $3 million for the three and nine months ended November 1, 2014, respectively, and pretax losses of $7 million and pretax income of $5 million for the three and nine months ended November 2, 2013, respectively. During the nine months ended November 1, 2014 we made no investments in prepaid forward contracts in our own common stock. During the nine months ended November 2, 2013, we invested $11 million in such investment instruments. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 9. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock	November 1, 2014	February 1, 2014	November 2, 2013
(millions, except per share data)
Number of Shares	0.7	1.3	1.1
Contractual Price Paid per Share	$42.88	$48.81	$46.52
Fair Value	$42	$73	$72
Total Cash Investment	$29	$63	$52

11. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
February 2, 2013	$(29)		$(15)	$(532)		$(576)
Other comprehensive income before reclassifications	—		(30)	28		(2)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
May 4, 2013	$(28)		$(45)	$(492)		$(565)
Other comprehensive income before reclassifications	—		(101)	—		(101)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
August 3, 2013	$(27)		$(146)	$(480)		$(653)
Other comprehensive income before reclassifications	—		(13)	—		(13)
Amounts reclassified from AOCI	1	(a)	—	12	(b)	13
November 2, 2013	$(26)		$(159)	$(468)		$(653)

February 1, 2014	$(25)		$(444)	$(422)		$(891)
Other comprehensive income before reclassifications	—		61	—		61
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
May 3, 2014	$(24)		$(383)	$(415)		$(822)
Other comprehensive income before reclassifications	—		22	—		22
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
August 2, 2014	$(23)		$(361)	$(408)		$(792)
Other comprehensive income before reclassifications	—		(139)	—		(139)
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
November 1, 2014	$(22)		$(500)	$(401)		$(923)
(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes, which is recorded in net interest expense on the Consolidated Statements of Operations.
(b) Represents amortization of pension and other benefit liabilities, net of $4 million of taxes for the three months ended May 3, 2014, August 2, 2014 and November 1, 2014, respectively, and $8 million for the three months ended May 4, 2013, August 3, 2013 and November 2, 2013.

12. Segment Reporting

We operate as two segments: U.S. and Canadian. Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions.

Business Segment Results	Three Months Ended November 1, 2014			Three Months Ended November 2, 2013
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$17,254	$479	$17,732	$16,925	$333	$17,258
Cost of sales	12,171	386	12,555	11,849	284	12,133
Gross margin	5,083	93	5,177	5,076	49	5,125
Selling, general and administrative expenses (a)(f)	3,621	234	3,855	3,595	221	3,817
Depreciation and amortization	535	70	606	504	66	569
Segment profit	$927	$(211)	$716	$977	$(238)	$739
Data Breach related costs (b)(f)			(12)			—
Reduction of beneficial interest asset (a)(f)			(11)			(36)
Impairments (c)(f)			(16)			—
Earnings before interest expense and income taxes			677			703
Net interest expense			165			165
Earnings before income taxes			$512			$538

Business Segment Results	Nine Months Ended November 1, 2014			Nine Months Ended November 2, 2013
(millions)	U.S.	Canadian	Total	U.S.	Canadian	Total
Sales	$50,868	$1,321	$52,188	$50,387	$694	$51,081
Cost of sales	35,716	1,072	36,787	34,916	525	35,441
Gross margin	15,152	249	15,401	15,471	169	15,640
Selling, general and administrative expenses (a)(f)	10,410	669	11,078	10,437	621	11,058
Depreciation and amortization	1,584	207	1,791	1,488	160	1,648
Segment profit	$3,158	$(627)	$2,532	$3,546	$(612)	$2,934
Data Breach related costs, net of insurance receivable (b)(f)			(140)			—
Reduction of beneficial interest asset (a)(f)			(40)			(82)
Impairments (c)(f)			(31)			—
Card brand conversion costs (d)(f)			(13)			—
Gain on receivables transaction (e)			—			391
Earnings before interest expense and income taxes			2,307			3,243
Net interest expense			788			965
Earnings before income taxes			$1,519			$2,278
Note: The sum of the segment amounts may not equal the total amounts due to rounding.
(a) Our U.S. Segment includes all TD profit-sharing amounts in segment EBIT; however, under GAAP, some amounts received from TD reduce the beneficial interest asset and are not recorded in consolidated earnings.
(b) Refer to Note 6 for more information on Data Breach related costs.
(c) Refer to Note 5 for more information on impairments. Activities giving rise to these impairments were centrally managed by individuals outside of core segment operations and excluded from the measure of segment profitability reviewed by management.

(d) Expense related to converting co-branded card program to MasterCard.
(e) Refer to Note 3 for more information on our credit card receivables transaction.
(f) The sum of segment SG&A expenses, reduction of beneficial interest asset, Data Breach related costs, impairments and card brand conversion costs equal consolidated SG&A expenses.

Total Assets by Segment (millions)	November 1, 2014	February 1, 2014	November 2, 2013
U.S.	$39,964	$38,128	$39,747
Canadian	6,348	6,254	6,483
Total segment assets	46,312	44,382	46,230
Unallocated assets (a)	149	171	143
Total assets	$46,461	$44,553	$46,373
(a) Represents the beneficial interest asset and insurance receivable related to the Data Breach. Represents the beneficial interest asset at November 2, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2014 includes the following notable items:

•	GAAP earnings per share were $0.55.

•	Adjusted earnings per share were $0.54.

•	Third quarter U.S. Segment comparable sales growth of 1.2 percent. Comparable sales reflect third quarter digital sales growth of more than 30 percent.

•	U.S. Segment transactions declined 0.4 percent, an improvement of more than 1 percentage point compared with the first half of the year.

•	Third quarter Canadian Segment sales increased 43.8 percent from third quarter last year, on comparable sales growth of 1.6 percent.

•	GAAP EPS includes a $0.05 benefit from resolved tax matters.

•	We paid dividends of $330 million in third quarter 2014, an increase of 21.4 percent from $271 million last year.

Sales were $17,732 million for the three months ended November 1, 2014, an increase of $474 million or 2.8 percent from the same period in the prior year. Cash flow provided by operations was $2,050 million and $4,753 million for the nine months ended November 1, 2014 and November 2, 2013, respectively. Cash flow provided by operations for the nine months ended November 2, 2013 included $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables.

Earnings Per Share	Three Months Ended			Nine Months Ended
	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
GAAP diluted earnings per share	$0.55	$0.54	2.7%	$1.57	$2.26	(30.3)%
Adjustments	(0.01)	0.02		0.45	0.10
Adjusted diluted earnings per share	$0.54	$0.56	(2.9)%	$2.02	$2.35	(14.2)%
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

Analysis of Results of Operations

U.S. Segment

U.S. Segment Results	Three Months Ended			Nine Months Ended
(millions)	November 1, 2014	November 2, 2013	Percent Change	November 1, 2014	November 2, 2013	Percent Change
Sales	$17,254	$16,925	1.9%	$50,868	$50,387	1.0%
Cost of sales	12,171	11,849	2.7	35,716	34,916	2.3
Gross margin	5,083	5,076	0.2	15,152	15,471	(2.1)
SG&A expenses (a)	3,621	3,595	0.7	10,410	10,437	(0.3)
EBITDA	1,462	1,481	(1.3)	4,742	5,034	(5.8)
Depreciation and amortization	535	504	6.4	1,584	1,488	6.5
EBIT	$927	$977	(5.2)%	$3,158	$3,546	(11.0)%
(a) SG&A includes $172 million and $506 million of profit-sharing income from TD Bank Group (TD) for the three and nine months ended November 1, 2014, respectively, and $184 million and $471 million for the three and nine months ended November 2, 2013.

U.S. Segment Rate Analysis	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gross margin rate	29.5%	30.0%	29.8%	30.7%
SG&A expense rate	21.0	21.2	20.5	20.7
EBITDA margin rate	8.5	8.7	9.3	10.0
Depreciation and amortization expense rate	3.1	3.0	3.1	3.0
EBIT margin rate	5.4	5.8	6.2	7.0

Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital sales channels, as well as gift card breakage.

Sales by Product Category	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Household essentials	27%	26%	27%	27%
Hardlines	15	15	15	15
Apparel and accessories	19	20	19	20
Food and pet supplies	21	21	22	21
Home furnishings and décor	18	18	17	17
Total	100%	100%	100%	100%

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

Comparable Sales	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Comparable sales change	1.2%	0.9%	0.3%	0.5%
Drivers of change in comparable sales
Number of transactions	(0.4)	(1.3)	(1.5)	(1.5)
Average transaction amount	1.6	2.2	1.8	2.1
Selling price per unit	3.1	3.3	2.6	1.5
Units per transaction	(1.5)	(1.1)	(0.8)	0.6

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stores channel comparable sales change	0.6%	0.6%	(0.2)%	0.2%
Digital channel contribution to comparable sales change	0.6	0.3	0.5	0.3
Total comparable sales change	1.2%	0.9%	0.3%	0.5%

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

REDcard Penetration	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Target Debit Card	11.2%	10.4%	11.2%	9.5%
Target Credit Cards	9.8	9.5	9.5	9.1
Total REDcard Penetration	21.0%	19.9%	20.7%	18.6%

Gross Margin Rate

For the three and nine months ended November 1, 2014, our gross margin rate was 29.5 percent and 29.8 percent, respectively, compared with 30.0 percent and 30.7 percent in the comparable periods last year. The decrease was primarily due to promotional activity.

Selling, General and Administrative Expense Rate

21.2%
(0.9)%
0.2%
0.1%
0.4%
21.0%
Q3 2013 SG&A Rate
Expense Optimization
Technology
Asset Impairments
Other
Q3 2014 SG&A Rate

20.7%
(0.8)%
(0.1)%
0.1%
0.1%
0.5%
20.5%
Q3 YTD 2013 SG&A Rate
Expense Optimization
Marketing
Technology
Asset Impairments
Other
Q3 YTD 2014 SG&A Rate

For the three and nine months ended November 1, 2014, our SG&A expense rate was 21.0 percent and 20.5 percent, decreasing from 21.2 and 20.7 percent in the comparable periods last year. The decrease primarily resulted from company-wide expense optimization efforts, partially offset by investments in technology and other initiatives, none of which were individually significant.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning store count	1,795	1,788	1,793	1,778
Opened	6	9	16	19
Closed	—	—	(8)	—
Ending store count	1,801	1,797	1,801	1,797
Number of stores remodeled during the period	13	32	39	100

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013
Expanded food assortment stores	1,294	1,245	1,245	167,291	160,891	160,891
SuperTarget stores	249	251	251	44,151	44,500	44,500
General merchandise stores	249	289	293	28,861	33,843	34,273
CityTarget stores	8	8	8	820	820	820
TargetExpress stores	1	—	—	21	—	—
Total	1,801	1,793	1,797	241,144	240,054	240,484
(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Canadian Segment

Canadian Segment Results	Three Months Ended			Nine Months Ended
(dollars in millions)	November 1, 2014	November 2, 2013	Percent Change	November 1, 2014	November 2, 2013	Percent Change
Sales	$479	$333	43.8%	$1,321	$694	90.3%
Cost of sales	386	284	35.9	1,072	525	104.1
Gross margin	93	49	89.6	249	169	47.5
SG&A expenses (a)	234	221	5.8	669	621	7.7
EBITDA	(141)	(172)	(18.1)	(420)	(452)	(7.2)
Depreciation and amortization (b)	70	66	6.6	207	160	29.4
EBIT (c)	$(211)	$(238)	(11.3)%	$(627)	$(612)	2.4%
(a) SG&A expenses include start-up and operating expenses.
(b) Depreciation and amortization results from depreciation of capital lease assets and leasehold interests.  The lease payment obligation gave rise to interest expense of $19 million and $57 million for the three and nine months ended November 1, 2014, respectively, and $20 million and $59 million for the three and nine months ended November 2, 2013.
 (c) For the three and nine months ended November 1, 2014, foreign currency fluctuations benefited EBIT by $4 million and $36 million respectively, and $18 million and $19 million for the three and nine months ended November 2, 2013.

Canadian Segment Rate Analysis	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gross margin rate	19.5%	14.8%	18.9%	24.4%
SG&A expense rate	49.0	66.6	50.7	89.5
EBITDA margin rate	(29.5)	(51.8)	(31.8)	(65.1)
Depreciation and amortization expense rate	14.6	19.7	15.7	23.1
EBIT margin rate	(44.1)	(71.5)	(47.4)	(88.2)
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
Due to the immaturity of our Canadian Segment, the rates above may not be indicative of future results.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage.

Canadian sales were $479 million and $1,321 million for the three and nine months ended November 1, 2014, respectively, compared to sales of $333 million and $694 million for the three and nine months ended November 2, 2013. Fluctuations in currency exchange rates negatively impacted reported sales by $31 million and $87 million for the three and nine months ended November 1, 2014 and $17 million and $21 million for the three and nine months ended November 2, 2013. Sales for the three and nine months ended November 1, 2014, were generated by 124 Canadian Target general merchandise stores opened during

2013 and nine additional stores opened during the first nine months of 2014, compared with 91 stores opened during the first nine months of 2013.

Sales by Product Category	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Household essentials	18%	18%	18%	18%
Hardlines	17	15	17	15
Apparel and accessories	27	29	28	30
Food and pet supplies	14	14	14	13
Home furnishings and décor	24	24	23	24
Total	100%	100%	100%	100%

Comparable sales for the three and nine months ended November 1, 2014 includes the sales of 82 Canadian stores open at least 13 months.

Comparable Sales	November 1, 2014
	Three Months Ended	Nine Months Ended
Comparable sales change	1.6%	(3.3)%
Drivers of change in comparable sales
Number of transactions	5.3	2.7
Average transaction amount	(3.5)	(5.8)
Selling price per unit	4.0	1.9
Units per transaction	(7.2)	(7.6)

A portion of the comparable sales decline for the nine month period reflects the comparison with grand-opening sales surges in 2013, which continued for longer than is typically experienced in new U.S. stores, and the shift of sales to Target stores opened later in 2013 from earlier store openings. The collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix, makes further precision and analysis of sales metrics infeasible.

Royal Bank of Canada (RBC) offers credit to our guests through our co-branded credit card: the Target RBC MasterCard. Additionally, we offer a proprietary Target Debit Card. Consistent with our branded payment products in the U.S., these payment products are referred to as REDcards. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Target Debit Card	2.3%	1.5%	2.2%	1.4%
Target Credit Cards	1.9	1.4	2.1	1.2
Total REDcard Penetration	4.2%	2.9%	4.3%	2.6%

Gross Margin Rate

For the three and nine months ended November 1, 2014, our gross margin rate was 19.5 percent and 18.9 percent, respectively, compared with 14.8 percent and 24.4 percent in the comparable periods last year. These rates reflect the continued impact of efforts to clear excess inventory.

Selling, General and Administrative Expense Rate

SG&A expense rate of 49.0 percent and 50.7 percent in the three and nine months ended November 1, 2014, respectively, decreased significantly from 66.6 percent and 89.5 percent in the comparable periods last year, primarily reflecting our increased scale and the pre-opening costs in last year's results.

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning store count	130	68	124	—
Opened	3	23	9	91
Ending store count	133	91	133	91

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013
General merchandise stores	133	124	91	15,408	14,189	10,325
(a)  In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to selling, general and administrative expenses recorded within our segments, we recorded certain other expenses during the three and nine months ended November 1, 2014. For the three months ended November 1, 2014, these expenses included $12 million of Data Breach-related costs and $16 million of impairments related to one Canadian operating store. For the nine months ended November 1, 2014, these expenses included $140 million of Data Breach-related costs, net of expected insurance proceeds, $16 million of impairments related to one Canadian operating store, $16 million of impairments related to undeveloped U.S. land, and $13 million of costs related to previously announced plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards in 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards.

Canadian Segment long-lived assets equaled $4,869 million at November 1, 2014. During the third quarter of 2014, we reviewed those assets for impairment. Based on our most recent Canadian Segment forecast, which includes improved operating results from implemented and planned initiatives, we recorded a $16 million impairment loss. We will continue to monitor for events or changes in circumstances that may indicate the Canadian Segment long-lived assets’ carrying value may not be recoverable, which may result in additional impairment losses. We cannot predict the amount of any potential impairment loss, but it may be material to our operating results.

The Data Breach costs relate to the incident we experienced in the fourth quarter of 2013, in which an intruder stole certain payment card and other guest information from our network. That Data Breach has been the largest such incident that we have experienced to date. Data security incidents have become increasingly common among other companies and within our industry, and we and our vendors have experienced other incidents that have not been material to our consolidated financial statements. The financial statement implications of the Data Breach we experienced in the fourth quarter of 2013 are discussed in Note 6 of the Notes to Consolidated Financial Statements included in Item 1, Financial Statements.

Net Interest Expense

Net interest expense was $165 million and $788 million for the three and nine months ended November 1, 2014, respectively, compared to $165 million and $965 million for the three and nine months ended November 2, 2013. Net interest expense for the nine months ended November 1, 2014 included a loss on early retirement of debt of $285 million. Net interest expense for the nine months ended November 2, 2013 included a $445 million loss on early retirement of debt.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended November 1, 2014 was 31.3 percent and 33.9 percent, respectively, compared with 36.6 percent and 36.3 percent for the three and nine months ended November 2, 2013. The rates decreased primarily due to the favorable resolution of various income tax matters, which reduced tax expense by $30 million and $31 million for the three and nine months ended November 1, 2014, respectively, compared with $7 million and $11 million for the same periods in the prior year.

At November 1, 2014, we had Canadian deferred tax assets of $686 million, primarily related to net operating loss carryforwards (NOL) of $2,141 million. These NOL carryforwards primarily relate to the start-up operations of our Canadian Segment and expire between 2031 and 2034. After weighing all positive and negative evidence, including the pre-opening and operating losses in our Canadian Segment to date, we believe it is more likely than not that we will realize the full Canadian deferred tax asset. If our forecast for future taxable income changes, our conclusion regarding realization of NOLs may change, and we may be required to establish a valuation allowance for some or all of the deferred tax assets. The resulting charge to income tax expense may be material to our operating results.

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

	Three Months Ended
	November 1, 2014			November 2, 2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$0.55			$0.54
Adjustments
Data Breach related costs (a)	$12	$7	$0.01	$—	$—	$—
Reduction of beneficial interest asset	11	7	0.01	36	22	0.04
Impairments (b)	16	12	0.02	—	—	—
Resolution of income tax matters	—	(30)	(0.05)	—	(7)	(0.01)
Adjusted diluted earnings per share			$0.54			$0.56

	Nine Months Ended
	November 1, 2014			November 2, 2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$1.57			$2.26
Adjustments
Loss on early retirement of debt	$285	$174	$0.27	$445	$269	$0.42
Data Breach related costs, net of insurance receivable (a)	140	90	0.14	—	—	—
Reduction of beneficial interest asset	40	24	0.04	82	51	0.08
Impairments (b)	31	21	0.03	—	—	—
Card brand conversion costs (c)	13	8	0.01	—	—	—
Resolution of income tax matters	—	(31)	(0.05)	—	(11)	(0.02)
Gain on receivables transaction (d)	—	—	—	(391)	(247)	(0.38)
Adjusted diluted earnings per share			$2.02			$2.35
Note: The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding. Beginning with the first quarter 2014, we no longer exclude Canadian Segment results from Adjusted EPS because fiscal 2014 will be our first full year of operating stores in Canada. For comparison purposes, prior year Adjusted EPS has been revised to include Canadian Segment results.
(a) Refer to Note 6 in the Financial Statements for more information on Data Breach related costs.
(b) Refer to Note 5 in the Financial Statements for more information on impairments.
(c) Expense related to converting the co-branded REDcard program to MasterCard.
(d)  Refer to Note 3 in the Financial Statements for more information on our credit card receivables transaction.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $780 million at November 1, 2014 compared with $706 million for the same period in 2013. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first nine months of 2014 were funded by both internally and externally generated funds. Cash flow provided by operations was $2,050 million for the nine months ended November 1, 2014 compared with $4,753 million for the same period in 2013. Cash flow provided by operations for the nine months ended November 2, 2013, includes $2.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables. In June 2014, we issued $1 billion of unsecured debt that matures in June 2019 and $1 billion of unsecured debt that matures in July 2024. These cash flows, combined with our prior year-end cash position, allowed us to repurchase $725 million of debt at a market value of $1 billion, pay current debt maturities, invest in the business and pay dividends.

Share Repurchases

We did not repurchase any shares on the open market during the nine months ended November 1, 2014. However, as described in Note 9 to the Financial Statements, we reacquired 0.6 million shares upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans. We did not repurchase any shares during the three months ended November 1, 2014. During the nine months ended November 2, 2013, we repurchased 21.9 million shares of our common stock for a total investment of $1,474 million ($67.41 per share). We did not repurchase any shares during the three months ended November 2, 2013.

Dividends

We paid dividends totaling $330 million ($0.52 per share) and $874 million ($1.38 per share) for the three and nine months ended November 1, 2014, respectively, and $271 million ($0.43 per share) and $734 million ($1.15 per share) during the three and nine months ended November 2, 2013, a per share increase of 20.9 and 20.0 percent. We declared dividends totaling $330 million ($0.52 per share) in third quarter 2014, a per share increase of 20.9 percent over the $272 million ($0.43 per share) of declared dividends during the third quarter of 2013. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs.

Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of November 1, 2014 our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our ratio of earnings to fixed charges, representing the ratio of pretax earnings before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first nine months of 2014 our ratio of earnings to fixed charges was 3.50x compared with 4.60x for the first nine months of 2013. (See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2014 and 2013 calculations).

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018.  No balances were outstanding at any time during 2013 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at November 1, 2014, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund obligations incurred as a result of the Data Breach and any related future technology enhancements, pay dividends and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

Our 2013 Form 10-K included a summary of contractual obligations and commitments as of February 1, 2014. During the three months ended November 1, 2014, there were no material changes outside the ordinary course of business.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance; statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, our expected recovery of the carrying value and the amount of any potential impairment of Canadian long-lived assets, our expected realization of the deferred tax asset related to Canadian net operating loss carryforwards, our future share repurchases, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach, expected insurance recoveries, our efforts to anticipate and manage cybersecurity risk, our REDcard Rewards loyalty program, and our adoption of chip-and-PIN technology.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An important component of our business involves the receipt and storage of information about our guests and team members. We have a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. Until the fourth quarter of 2013, all incidents we experienced were insignificant. The Data Breach we experienced was significant and went undetected for several weeks. We experienced weaker than expected U.S. Segment sales immediately following the announcement of the Data Breach, and we are currently facing more than 100 civil lawsuits filed on behalf of guests, payment card issuing banks, shareholders or others seeking damages or other related relief allegedly arising out of the Data Breach. In addition, state and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. Those claims and investigations may have an adverse effect on how we operate our business and our results of operations. Both we and our vendors have experienced data security incidents other than the Data Breach; however, to date these other incidents have not been material to our consolidated financial statements.

If we or our vendors experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to additional government enforcement actions and private litigation. In addition, our guests could further lose confidence in our ability to protect their information, which could cause them to discontinue using our REDcards or pharmacy services, or stop shopping with us altogether.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information with respect to Target common stock purchases made during the three months ended November 1, 2014, by Target or any “affiliated purchaser” of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. Since the inception of this share repurchase program, we have repurchased 49.8 million shares of our common stock, for a total cash investment of $3.1 billion ($62.89 average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Current Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
August 3, 2014 through August 30, 2014	—	$—	49,762,689	$1,870,315,793
August 31, 2014 through October 4, 2014	—	—	49,762,689	1,870,315,793
October 5, 2014 through November 1, 2014	—	—	49,762,689	1,870,315,793
	—	$—	49,762,689	$1,870,315,793

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

TARGET CORPORATION

Dated: November 26, 2014	By:	/s/ John J. Mulligan
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