Form 10-K
period 2015-01-31
TARGET CORP
filed 2015-03-13
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 126-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2014 was $37,874,861,077, based on the closing price of $59.85 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 6, 2015 were 641,738,798.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement to be filed on or about April 27, 2015 are incorporated into Part III.

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation or the Company) was incorporated in Minnesota in 1902. We offer our customers, referred to as "guests," everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a preferred shopping experience to our guests is supported by our strong supply chain and technology infrastructure, an ingrained devotion to innovation, and our disciplined approach to managing our business and investing in future growth.
Prior to the first quarter of 2013, we operated a U.S. Credit Card Segment that offered credit to qualified guests through our branded credit cards: the Target Credit Card and the Target Visa Credit Card. In the first quarter of 2013, we sold our U.S. consumer credit card portfolio, and TD Bank Group (TD) now underwrites, funds and owns Target Credit Card and Target Visa consumer receivables in the U.S. We perform account servicing and primary marketing functions and earn a substantial portion of the profits generated by the portfolio. Refer to Note 7 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data (the Financial Statements) for more information on the credit card receivables transaction.

Prior to January 15, 2015, we operated a Canadian segment. On January 15, 2015, we announced our exit from the Canadian market and Target Canada Co. and certain other wholly owned subsidiaries of Target filed for protection (the Filing) in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. Following the Filing, we no longer consolidate our Canadian retail operation. Canadian financial results prior to the Filing are included in our financial statements and classified within discontinued operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 6 of the Financial Statements for more information. Effective January 15, 2015, we operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Financial Highlights

For information on key financial highlights and segment financial information, see the items referenced in Item 6, Selected Financial Data, MD&A and Note 28 of the Financial Statements.

Seasonality

A larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak sales period from Thanksgiving to the end of December.

Merchandise

We sell a wide assortment of general merchandise and food through our store and digital channels. Our general merchandise stores offer an edited food assortment, including perishables, dry grocery, dairy and frozen items while our SuperTarget stores offer a full line of food items comparable to traditional supermarkets. Our urban format stores, CityTarget and TargetExpress, offer edited general merchandise and food assortments. Our digital channels include a wide assortment of general merchandise, including many items found in our stores, along with a complementary assortment such as additional sizes and colors sold only online.

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2014 sales related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
Archer Farms®	Market Pantry®	Threshold™
Simply Balanced™	Merona®	up & up®
Boots & Barkley®	Room Essentials®	Wine Cube®
Circo®	Smith & Hawken®	Xhilaration®
Embark®	Spritz™
Gilligan & O'Malley®	Sutton & Dodge®

Exclusive Brands
Assets® by Sarah Blakely	dENiZEN™ from Levi's®	Nate Berkus for Target®
Ava & Viv®	Fieldcrest®	Nick & Nora®
C9 by Champion®	Genuine Kids from OshKosh®	Papyrus®
Carlton®	Just One You made by Carter's	Shaun White
Chefmate®	Kid Made Modern®	Simply Shabby Chic®
Cherokee®	Liz Lange® for Target	Sonia Kashuk®
Converse® One Star®	Mossimo Supply Company®

We also sell merchandise through periodic exclusive design and creative partnerships and generate revenue from in-store amenities such as Target Café, Target Clinic, Target Pharmacy and Target Photo, and leased or licensed departments such as Target Optical, Pizza Hut, Portrait Studio and Starbucks.

Distribution

The vast majority of merchandise is distributed to our stores through our network of 38 distribution centers. Common carriers ship general merchandise to and from our distribution centers. Vendors or third party distributors ship certain food items and other merchandise directly to our stores.

Employees

At January 31, 2015, we employed approximately 347,000 full-time, part-time and seasonal employees, referred to as "team members." During the sales period from Thanksgiving to the end of December, our employment levels peaked at approximately 447,000 team members. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies depending on team members' full-time or part-time status, compensation level, date of hire and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, a retiree medical plan, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance and merchandise discounts. We believe our team member relations are good.

Working Capital

Our working capital needs are greater in the months leading up to our peak sales period from Thanksgiving to the end of December, which we typically finance with cash flow provided by operations and short-term borrowings. Additional details are provided in the Liquidity and Capital Resources section in MD&A.

Effective inventory management is key to our ongoing success, and we use various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by being in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns.

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

Geographic Information

Virtually all of our revenues from continuing operations are generated within the United States. Through 2014, our discontinued Canadian operations generated revenues in Canada. The vast majority of our long-lived assets are located within the United States.

Data Breach

During the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). For further information, see MD&A and Note 17 of the Financial Statements.

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

Item 1A.    Risk Factors

Our business is subject to many risks. Set forth below are the most significant risks that we face. For the convenience of the reader, the risks are listed in the categories where those risks primarily apply, but they may also apply to other categories.
Competitive and Reputational Risks
Our continued success is substantially dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.
We believe that one of the reasons our guests prefer to shop at Target, our team members choose Target as a place of employment and our vendors choose to do business with us is the reputation we have built over many years for serving our four primary constituencies: guests, team members, shareholders, and the communities in which we operate. To be successful in the future, we must continue to preserve, grow, and leverage the value of Target's reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on our business, including consumer boycotts, lost sales, loss of new store and technology development opportunities, or team member retention and recruiting difficulties. For example, we experienced weaker than expected sales immediately following the announcement of the Data Breach that occurred in the fourth quarter of 2013, and while we now believe the incident will not have a long-term impact to our relationship with our guests, it is an example of an incident that affected our reputation and negatively impacted our sales for a period of time. In addition, the long-term reputational impact of discontinuing our Canadian operations on our guests, team members, vendors and other constituencies is unknown, and we may need to take actions that could increase our expenses and adversely affect the results of our operations.
If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.
The retail business is highly competitive. In the past we have been able to compete successfully by differentiating our guests’ shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, guest service, loyalty programs and marketing efforts. Our ability to create a personalized guest experience through the collection and use of guest data is important to our ability to differentiate from other retailers. Guest perceptions regarding the cleanliness and safety of our stores, the functionality and reliability of our digital channels, our in-stock levels and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross margins, and expenses.
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
The continuing migration and evolution of retailing to online and mobile channels has increased our challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price, the functionality of the digital tools or a combination of those and other factors. We must compete by offering a consistent and convenient shopping experience for our guests regardless of the ultimate sales channel; providing and maintaining digital tools for our guests and team members that have the right features and are reliable and easy to use; working with our vendors to offer unique and distinctive merchandise; and encouraging our guests to shop with confidence with our price-match policy. Failure to effectively execute in these efforts, actions by our competitors in response to these efforts, or failures of our vendors to manage their own channels, content and technology systems could hurt our ability to differentiate ourselves from other retailers and, as a result, have an adverse effect on sales, gross margins, and expenses.

If we are unable to successfully develop and maintain a relevant and reliable omnichannel experience for our guests, our sales, results of operations and reputation could be adversely affected.
Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile and social media, among others). Our guests are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (Target.com), offer applications for mobile phones and tablets, and interact with our guests through social media. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing guest expectations and counteract new developments and technology investments by our competitors. Our omnichannel retailing efforts include implementing new technology, software and processes to be able to fulfill guest orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet guest expectations for timely and accurate deliveries. If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our omnichannel efforts, implement improvements to our guest‑facing technology in a timely manner, allow real-time and accurate visibility to product availability when guests are ready to purchase, quickly and efficiently fulfill our guests orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our guests regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other guest‑facing technology systems do not appeal to our guests, reliably function as designed, or maintain the privacy of guest data, or if we are unable consistently meet our brand promise to our guests, we may experience a loss of guest confidence, lost sales or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margins and profitability could suffer.
A substantial part of our business is dependent on our ability to make trend‑right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, home décor, seasonal offerings, food and other merchandise. For example, we are investing more of our overall resources, including capital, marketing, and product development to focus on signature categories, including baby, kids, wellness, and style, and tailor our food assortment to support guest wellness goals and become more specialized with unique and differentiated items. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, emphasize the correct categories, and personalize our offerings to our guests may result in lost sales, spoilage, and increased inventory markdowns, which would lead to a deterioration in our results of operations by hurting our sales, gross margins, and profitability.
Technology Investments and Infrastructure Risks
If our capital investments in technology, new stores and remodeling existing stores do not achieve appropriate returns, our competitive position, financial condition and results of operations may be adversely affected.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable than building new stores and remodeling existing stores. We are currently making, and will continue to make, significant technology investments to support our omnichannel efforts, implement improvements to our guest‑facing technology, and evolve our inventory management system, information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our guests. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. In addition, our growth also depends, in part, on our ability to build new stores and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. Many of our expected new store sites are smaller and non-standard footprints located in fully developed markets, which are generally more time-consuming and expensive undertakings than expansion into undeveloped suburban and ex-urban markets. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations.

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.
We rely extensively on our computer systems to manage inventory, process guest transactions, manage and maintain the privacy of guest data, communicate with our vendors and other third parties, service REDcard accounts, and summarize and analyze results, and on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could adversely affect our results of operations. The Data Breach we experienced in the fourth quarter of 2013 negatively impacted our ability to handle customer inquiries, and we experienced weaker than expected sales immediately following the announcement of the Data Breach. Similarly, we experienced a temporary network disruption not involving a data breach in June 2014 that prevented many of our point-of-sale registers from working in a limited geographic region. This disruption caused checkout delays and generated negative publicity, and we engaged in promotional activities to retain our customers during the delay.
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
Data Security and Privacy Risks
If our efforts to protect the security of information about our guests, team members and vendors are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.
An important component of our business involves the receipt and storage of information about our guests, team members, and vendors. We have a program in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and temporary staff.
Until the Data Breach in the fourth quarter of 2013, all incidents we experienced were insignificant. The Data Breach we experienced was significant and went undetected for several weeks. Both we and our vendors have experienced data security incidents other than the Data Breach; however, to date these other incidents have not been material to our consolidated financial statements. If we or our vendors experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to additional government enforcement actions and private litigation. In addition, our guests could further lose confidence in our ability to protect their information, which could cause them to discontinue using our REDcards or pharmacy services, or stop shopping with us altogether.
We have recorded significant expenses related to the Data Breach. Our losses could exceed the amounts we have recorded by material amounts, and these matters could have a material adverse impact on our results of operations.
The Data Breach we experienced was significant, went undetected for several weeks, and involved the theft of certain payment card and guest information through unauthorized access to our network. We experienced weaker than expected sales immediately following the announcement of the Data Breach, and we are currently facing litigation seeking damages or other related relief allegedly arising out of the Data Breach. In addition, state and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. The governmental agencies investigating the Data Breach may seek to impose on us fines and/or other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our network and collect and use guest information, and put us at a competitive disadvantage with other retailers. Furthermore, three of the four major payment card networks, which between them represent a substantial majority of the payment cards potentially impacted by the Data Breach, have made written claims against us, either directly or through our acquiring banks, and we believe that it is probable that the fourth major payment card network will also make a claim against us. Collectively, the claims, investigations and other possible consequences of the Data Breach may have an adverse effect on how we operate our business and our results of operations. In the future we may be subject to additional investigations and claims of this sort. We have recorded Data Breach-related expenses that include our estimated probable losses for these matters, and it is reasonably possible that we may incur a material loss in excess of the amount accrued.
Supply Chain and Third Party Risks
Interruptions in our supply chain or fulfillment network, increased commodity, supply chain and fulfillment costs, or changes in our relationships with our vendors could adversely affect our gross margins, expenses and results of operations.
We are dependent on our vendors to supply merchandise to our distribution centers, stores and our guests in a timely and efficient manner. As we continue to add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs that could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.
In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. For example, the labor disputes impacting the ports on the west coast of the U.S. that began in 2014 have caused us to make alternative arrangements to continue the flow of inventory, and if these disputes recur or worsen, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including vendor costs, labor, fuel, tariffs, currency exchange rates and supply chain transparency initiatives, could have an adverse effect on gross margins, expenses and results of operations. Changes in our relationships with our vendors also have the potential to increase our expenses and adversely affect results of operations. We are unable to determine whether our decision to discontinue our Canadian operations will negatively impact our relationships with vendors that also supply our U.S. operations in a way that might cause less favorable terms, increased costs, result in less timely and efficient deliveries, or impact their ability to sell to Target.
A disruption in relationships with third parties who provide us services in connection with certain aspects of our business could adversely affect our operations.
We rely on third parties to support a variety of business functions, including portions of our technology development and systems, our digital platforms and distribution network operations, credit and debit card transaction processing, extensions of credit for our 5% REDcard Rewards loyalty program, and aspects of our clinic and pharmacy operations. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if we fail to properly manage those third parties or if they fail to meet our performance standards and expectations, including with respect to data security, our reputation, sales, and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement providers or hiring new team members to provide these services in-house.
Legal, Regulatory, Global and Other External Risks
Our earnings are highly susceptible to the state of macroeconomic conditions and consumer confidence in the United States.
Virtually all of our sales are in the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy. In addition, a significant portion of our total sales is derived from stores located in five states: California, Texas, Florida, Minnesota and Illinois, resulting in further dependence on local economic conditions in these states. Deterioration in macroeconomic conditions or consumer confidence could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins.

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
Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states by total sales are California, Texas and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales are concentrated could result in significant physical damage to or closure of one or more of our stores, distribution centers or key vendors, and cause delays in the distribution of merchandise from our vendors to our distribution centers, stores, and directly to guests, which could adversely affect our results of operations by increasing our costs and lowering our sales.
We rely on a large, global and changing workforce of Target team members, contractors and temporary staffing. If we do not effectively manage our workforce and the concentration of work in certain global locations, our labor costs and results of operations could be adversely affected.
With approximately 347,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing and effectively organize and manage those resources as our business changes. Many team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain adequate numbers and an appropriate mix of qualified team members, contractors and temporary staffing, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations. As of March 13, 2015, none of our team members were working under collective bargaining agreements. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business.
We maintain a headquarters location in India where there has been greater political, financial, environmental and health instability than the United States. An extended disruption of our operations in India could adversely affect certain operations supporting stability and maintenance of our digital channels and information technology development.
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
Our failure to comply with federal, state, local, and international laws, or changes in these laws could increase our costs, reduce our margins, and lower our sales.
Our business is subject to a wide array of laws and regulations in the United States and other countries in which we operate. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, privacy and information security, product safety, payment methods and related fees, responsible sourcing, supply chain transparency, or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. For example, we are currently facing government inquiries related to the Data Breach that may result in the imposition of fines or other penalties. In addition, any legislative or regulatory changes adopted in reaction to the recent retail-industry data breaches could increase or accelerate our compliance costs. Also, our pharmacy and clinic operations are governed by various regulations, and a significant change in, or our noncompliance with, these regulations could have a material adverse effect on our compliance costs and results of operations. In addition, if we fail to comply with other applicable laws and regulations, including wage and hour laws, the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, and lowering our sales.
Financial Risks
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
If we are unable to access the capital markets or obtain bank credit, our financial position, liquidity, and results of operations could suffer.
We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. In particular, we have historically relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong debt ratings. If rating agencies lower our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds, and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to meet our capital requirements or fund our working capital needs, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.
If we are unable to make a fair and orderly exit of our Canadian operations, or if our existing reserves are not adequate to cover our ultimate liability, our financial condition and results of operations could be adversely affected.
On January 15, 2015, we announced our decision to discontinue our Canadian operations and authorized a filing by our direct wholly owned subsidiary, Target Canada Co., and certain other subsidiaries under the Companies’ Creditors Arrangement Act (Canada). During the fourth quarter ended January 31, 2015, we reported pretax losses from our discontinued Canadian operations, including pretax exit losses, a non-cash pretax impairment charge, and other operating losses. The losses from discontinued operations include probable losses relating to certain claims that may be asserted against us as a result of our guaranty of certain obligations of Target Canada Co. or other claims that may be made against us. Our reserves relating to these matters may not be adequate to cover our ultimate liability, and amounts beyond our reserves could have a material adverse effect on our financial condition and results of operations. In addition, we may suffer other losses for which we have not established reserves, although we believe that possibility is not probable. If we are unable to effectively and efficiently execute the wind-down of our Canadian operations, we may incur additional costs and cash outflows.
Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

U.S. Stores at January 31, 2015	Stores	Retail Sq. Ft. (in thousands)		Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,150	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	47	6,263	Nevada	17	2,230
Arkansas	9	1,165	New Hampshire	9	1,148
California	268	35,560	New Jersey	44	5,837
Colorado	41	6,215	New Mexico	10	1,185
Connecticut	20	2,672	New York	71	9,747
Delaware	3	440	North Carolina	49	6,496
District of Columbia	1	179	North Dakota	4	554
Florida	123	17,311	Ohio	63	7,902
Georgia	52	7,099	Oklahoma	16	2,285
Hawaii	4	695	Oregon	19	2,280
Idaho	6	664	Pennsylvania	65	8,549
Illinois	88	12,159	Rhode Island	4	517
Indiana	32	4,271	South Carolina	19	2,359
Iowa	21	2,925	South Dakota	5	580
Kansas	18	2,473	Tennessee	31	3,990
Kentucky	14	1,660	Texas	148	20,872
Louisiana	16	2,246	Utah	13	1,953
Maine	5	630	Vermont	—	—
Maryland	38	4,938	Virginia	57	7,650
Massachusetts	37	4,869	Washington	37	4,328
Michigan	56	6,725	West Virginia	6	755
Minnesota	75	10,708	Wisconsin	39	4,773
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,736
			Total	1,790	239,963

U.S. Stores and Distribution Centers at January 31, 2015	Stores	Distribution Centers (a)
Owned	1,536	33
Leased	99	5
Owned buildings on leased land	155	—
Total	1,790	38
(a)The 38 distribution centers have a total of 50,185 thousand square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space in Minneapolis and elsewhere in the United States. We also lease office space in 14 countries for various support functions. Our properties are in good condition, well maintained, and suitable to carry on our business.
For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 12 and 20 of the Financial Statements.

Item 3.    Legal Proceedings

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), filed for protection under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of

Justice in Toronto (the Court). The Canada Subsidiaries comprise substantially all of our Canadian operations and our Canadian Segment. The Canada Subsidiaries have commenced an orderly liquidation process and expect that stores in Canada will remain open during the liquidation. To assist with the exit plan, the Court approved the appointment of a monitor and certain other financial advisors. See Item 7, MD&A and Note 6 of the Financial Statements for more information.

For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach, see MD&A and Note 17 of the Financial Statements.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Business Experience	Age
Timothy R. Baer	Executive Vice President, Chief Legal Officer and Corporate Secretary since March 2007.	54
Casey L. Carl	Chief Strategy and Innovation Officer since December 2014. President, Omnichannel and Senior Vice President, Enterprise Strategy from July 2014 to December 2014. President, Multichannel, from November 2011 to July 2014. From July 2008 to November 2011, Mr. Carl held several leadership positions with Target in Merchandising.	39
Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014. Chief Executive Officer of PepsiCo Americas Foods, a division of PepsiCo, Inc., a multinational food and beverage corporation, from March 2012 to July 2014. Chief Executive Officer and President of Sam's Club, a division of Wal-Mart Stores, Inc., a discount retailer, and Executive Vice President of Wal-Mart Stores, Inc. from April 2009 to January 2012.	56
Jeffrey J. Jones II	Executive Vice President and Chief Marketing Officer since April 2012. Partner and President of McKinney Ventures LLC, an advertising agency, from March 2006 to March 2012.	47
Jodeen A. Kozlak	Executive Vice President and Chief Human Resources Officer since March 2007.	51
John J. Mulligan	Executive Vice President and Chief Financial Officer since April 2012. Interim Chief Executive Officer from May 2014 to August 2014. Senior Vice President, Treasury, Accounting and Operations from February 2010 to March 2012. Vice President, Pay and Benefits from February 2007 to February 2010.	49
Jacqueline Hourigan Rice	Senior Vice President, Chief Risk and Compliance Officer since December 2014. Chief Compliance Officer of General Motors Company, a vehicle manufacturer, from March 2013 to November 2014. Executive Director, Global Ethics & Compliance of General Motors Company from January 2010 to February 2013.	43
Tina M. Tyler	Executive Vice President and Chief Stores Officer since January 2011. Senior Vice President, New Business Development from February 2010 to January 2011. Senior Vice President, Stores from February 2001 to February 2010.	49
Kathryn A. Tesija	Executive Vice President and Chief Merchandising and Supply Chain Officer since October 2012. Executive Vice President, Merchandising from May 2008 to September 2012.	52
Laysha L. Ward	Executive Vice President and Chief Corporate Social Responsibility Officer since December 2014. President, Community Relations and Target Foundation from July 2008 to December 2014.	47

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 6, 2015, there were 15,733 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2014 and 2013 are disclosed in Note 30 of the Financial Statements.
In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock, with no stated expiration for the share repurchase program. We have repurchased 49.9 million shares of our common stock under this program for a total cash investment of $3.1 billion ($62.85 average price per share).
The table below presents our purchases of Target common stock during the three months ended January 31, 2015, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (a)(b)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2, 2014 through November 29, 2014	129,608	$51.09	49,877,874	$1,864,685,654
November 30, 2014 through January 3, 2015	37,337	48.88	49,915,211	1,862,860,655
January 4, 2015 through January 31, 2015	—	—	49,915,211	1,862,860,655
	166,945	$50.59	49,915,211	$1,862,860,655

(a)
The table above includes shares reacquired upon settlement of prepaid forward contracts. At January 31, 2015, we held asset positions in prepaid forward contracts for 0.5 million shares of our common stock, for a total cash investment of $21.5 million, or an average per share price of $41.13. 0.2 million shares were reacquired under such contracts during the fourth quarter. Refer to Notes 23 and 25 of the Financial Statements for further details of these contracts.

(b)
The number of shares above includes shares of common stock reacquired from team members who tendered owned shares to i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or ii) satisfy the exercise price on stock option exercises. For the three months ended January 31, 2015, 14,423 shares were reacquired at an weighted average per share price of $68.73 pursuant to our long-term incentive plan.

Comparison of Cumulative Five Year Total Return

Target
S&P 500 Index
Current Peer Group
Previous Peer Group
Dollars
300
250
200
150
100
50
0
2010
2011
2012
2013
2014
2015

	Fiscal Years Ended
	January 30, 2010	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015
Target	$100.00	$107.69	$101.31	$126.61	$120.09	$161.07
S&P 500 Index	100.00	121.26	127.72	150.20	180.70	206.41
Previous Peer Group	100.00	114.99	127.86	161.32	194.44	243.04
Peer Group	100.00	114.34	127.28	162.13	196.95	244.19

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 14 online, general merchandise, department store, food and specialty retailers, which are large and meaningful competitors (Amazon.com, Best Buy, Costco, CVS Caremark, Home Depot, J. C. Penney, Kohl's, Kroger, Lowe's, Macy's, Safeway, Sears, Walgreens and Walmart) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group excluding J.C. Penney with the addition of Dollar General, The Gap, Publix, Rite Aid, Staples, and TJX (Current Peer Group). The change in peer groups was made to be consistent with the retail peer group used for our definitive Proxy Statement to be filed on or about April 27, 2015.
The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on January 30, 2010, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Fiscal Year Ended
(millions, except per share data)	2014	2013	2012 (a)	2011	2010	2009
Total revenues (b)	$72,618	$71,279	$73,301	$69,865	$67,390	$65,357
Net (Loss)/Earnings
Continuing operations	2,449	2,694	3,315	3,049	2,920	2,488
Discontinued operations	(4,085)	(723)	(316)	(120)	—	—
Net (loss)/earnings	(1,636)	1,971	2,999	2,929	2,920	2,488
Basic (Loss)/Earnings Per Share
Continuing operations	3.86	4.24	5.05	4.49	4.03	3.31
Discontinued operations	(6.44)	(1.14)	(0.48)	(0.18)	—	—
Basic (loss)/earnings per share	(2.58)	3.10	4.57	4.31	4.03	3.31
Diluted (Loss)/Earnings Per Share
Continuing operations	3.83	4.20	5.00	4.46	4.00	3.30
Discontinued operations	(6.38)	(1.13)	(0.48)	(0.18)	—	—
Diluted (loss)/earnings per share	(2.56)	3.07	4.52	4.28	4.00	3.30
Cash dividends declared per share	1.99	1.65	1.38	1.15	0.92	0.67

Total assets	41,404	44,553	48,163	46,630	43,705	44,533
Long-term debt, including current portion	12,796	12,572	16,359	16,225	15,726	16,814
Note: This information should be read in conjunction with MD&A and the Financial Statements.

(a)	Consisted of 53 weeks.

(b)	For 2014 and 2013, total revenues include sales generated by our retail operations. For 2012 and prior, total revenues include sales generated by our retail operations and credit card revenues.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2014 included the following notable items:

•	GAAP earnings per share were $(2.56), including dilution of $(6.38) related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $4.27.

•	Comparable sales grew 1.3 percent. Digital channel sales growth of more than 30 percent contributed 0.7 percentage points to 2014 comparable sales growth.

•	We paid dividends of $1,205 million in 2014, an increase of 19.8 percent above 2013.

Sales from continuing operations were $72,618 million for 2014, an increase of $1,339 million or 1.9 percent from the prior year. Earnings from continuing operations before interest expense and income taxes in 2014 decreased by $636 million or 12.3 percent from 2013 to $4,535 million. Cash flow provided by continuing operations was $5,131 million, $7,519 million, and $5,568 million for 2014, 2013, and 2012, respectively. In connection with the sale of our U.S. credit card receivables, we received cash of $5.7 billion during 2013. Of this amount, $2.7 billion is included in operating cash flow provided by continuing operations and $3.0 billion is included in investing cash flow provided by continuing operations.

Earnings Per Share From Continuing Operations				Percent Change
	2014	2013	2012 (a)	2014/2013	2013/2012
GAAP diluted earnings per share	$3.83	$4.20	$5.00	(8.8)%	(16.1)%
Adjustments	0.44	0.18	(0.23)
Adjusted diluted earnings per share	$4.27	$4.38	$4.76	(2.6)%	(7.9)%
Note:  Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain matters not related to our routine retail operations and the impact of our discontinued Canadian operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 21.

(a)	Consisted of 53 weeks.

Canada Exit

On January 14, 2015, following a comprehensive assessment of Canadian operations, our Board of Directors approved a plan to discontinue operating stores in Canada. As a result of this decision, on January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court). The Canada Subsidiaries comprise substantially all of our Canadian operations and our Canadian Segment. The Canada Subsidiaries have commenced an orderly liquidation process and stores in Canada will remain open during the liquidation. To assist with the exit plan, the Court approved the appointment of a monitor and certain other financial advisors.

As a result of the Filing, we no longer have a controlling interest in the Canada Subsidiaries. For this reason, we deconsolidated the Canada Subsidiaries effective January 15, 2015, resulting in a pretax impairment loss on deconsolidation and other charges, collectively totaling $5.1 billion. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Canada Subsidiaries' assets, liabilities and accumulated other comprehensive loss and the recording of our remaining interests at fair value.

Subsequent to deconsolidation, we will use the cost method to account for our equity investment in the Canada Subsidiaries, which has been reflected as zero in our Consolidated Statement of Financial Position at January 31, 2015 based on the estimated fair value of the Canada Subsidiaries' net assets. Loans to and accounts receivable from the Canada Subsidiaries are recorded at an estimated fair value of $326 million. Our ultimate cash recovery on these claims is subject to the final liquidation value of the Canada Subsidiaries and could vary materially from our estimates.

Our Canada exit represents a strategic shift in our business. For this reason, our Canadian Segment results for all periods prior to the January 15, 2015 deconsolidation and costs to exit are classified as discontinued operations.

We have recognized a tax benefit of $1.6 billion in discontinued operations, which primarily relates to the loss on our investment in Canada and includes other tax benefits resulting from certain asset write-offs and liabilities paid or accrued to facilitate the liquidation. We have realized the majority of these tax benefits in the first quarter of 2015 and expect to realize substantially all of the remainder in 2015.

The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees in certain leases. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Given the early stage of our exit and the Filing, our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. We are not able to reasonably estimate a range of possible losses in excess of the year-end accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be recorded in discontinued operations.

We expect to incur severance, legal and professional services expenses associated with our Canadian exit. We will recognize these expenses within discontinued operations as services are received and liabilities are incurred. We currently cannot predict the timing of such expenses and associated cash disbursements; however, we do not expect these amounts to be material to our results in future periods.

See Note 6 of the Financial Statements for further information regarding our Canada exit.

Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). In 2014, we recorded $191 million of pretax Data Breach-related expenses and $46 million of expected insurance proceeds, for net expenses of $145 million. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of segment SG&A. Along with legal and other professional services, these expenses include an accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach-related claims, including claims by the payment card networks. Our probable loss estimate is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated.

As of January 31, 2015 we have incurred $252 million of cumulative Data Breach-related expenses, partially offset by $90 million of expected insurance recoveries, for net cumulative expenses of $162 million.

For more information about the Data Breach, see Note 17 of the Financial Statements.

Analysis of Results of Operations

Segment Results

				Percent Change
(dollars in millions)	2014	2013	2012 (a)	2014/2013	2013/2012
Sales	$72,618	$71,279	$71,960	1.9%	(0.9)%
Cost of sales	51,278	50,039	50,568	2.5	(1.0)
Gross margin	21,340	21,240	21,392	0.5	(0.7)
SG&A expenses (b)	14,450	14,285	13,759	1.2	3.8
EBITDA	6,890	6,955	7,633	(0.9)	(8.9)
Depreciation and amortization	2,129	1,996	2,044	6.7	(2.4)
EBIT	$4,761	$4,959	$5,589	(4.0)%	(11.3)%
Note: Effective January 15, 2015, we operate as a single segment which includes all of our continuing operations, excluding net interest expense, data breach related costs and certain other expenses which are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices. See Note 28 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)	Consisted of 53 weeks.

(b)
SG&A includes credit card revenues and expenses for all periods presented prior to the March 2013 sale of our U.S. consumer credit card portfolio to TD. For 2014 and 2013, SG&A also includes $682 million and $653 million, respectively, of profit-sharing income from the arrangement with TD.

Rate Analysis	2014	2013	2012 (a)
Gross margin rate	29.4%	29.8%	29.7%
SG&A expense rate	19.9	20.0	19.1
EBITDA margin rate	9.5	9.8	10.6
Depreciation and amortization expense rate	2.9	2.8	2.8
EBIT margin rate	6.6	7.0	7.8
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.

(a)	Consisted of 53 weeks.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage. Refer to Note 2 of the Financial Statements for a definition of gift card breakage. The increase in 2014 sales reflects a 1.3 percent increase in comparable sales and the contribution from new stores. The sales decline in 2013 reflected the impact of an additional week in 2012 and a decline in comparable sales, partially offset by the contribution from new stores. Inflation did not materially affect sales in any period presented.
Comparable sales is a measure that highlights the performance of our existing stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales from stores open at least 13 months. Digital channel sales include all sales initiated through mobile applications and our conventional websites, including those of acquired entities from the date of acquisition, and may be fulfilled through our distribution centers or our stores. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	2014	2013	2012
Comparable sales change	1.3%	(0.4)%	2.7%
Drivers of change in comparable sales:
Number of transactions	(0.2)%	(2.7)%	0.5%
Average transaction amount	1.5%	2.3%	2.3%
Selling price per unit	3.2%	1.6%	1.3%
Units per transaction	(1.6)%	0.7%	1.0%

Contribution to Comparable Sales Change	2014	2013	2012
Stores channel comparable sales change	0.7%	(0.7)%	2.6%
Digital channel contribution to comparable sales change	0.7	0.3	0.1
Total comparable sales change	1.3%	(0.4)%	2.7%
Note: Amounts may not foot due to rounding.

Sales by Product Category	Percentage of Sales
	2014	2013	2012
Household essentials (a)	25%	25%	25%
Hardlines (b)	18	18	18
Apparel and accessories (c)	19	19	19
Food and pet supplies (d)	21	21	20
Home furnishings and décor (e)	17	17	18
Total	100%	100%	100%

(a)	Includes pharmacy, beauty, personal care, baby care, cleaning and paper products.

(b)	Includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods and toys.

(c)	Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as intimate apparel, jewelry, accessories and shoes.

(d)	Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce and pet supplies.

(e)	Includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive and seasonal merchandise such as patio furniture and holiday décor.

Further analysis of sales metrics is infeasible due to the collective interaction of a broad array of macroeconomic, competitive and consumer behavioral factors, as well as sales mix and transfer of sales to new stores.
TD offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target Visa Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5 percent discount on virtually all purchases and free shipping when they use a REDcard at Target. We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our REDcards are also incremental sales for Target.

REDcard Penetration	2014	2013	2012
Target Credit Cards	9.7%	9.3%	7.9%
Target Debit Card	11.2	9.9	5.7
Total REDcard Penetration	20.9%	19.3%	13.6%
Note: The sum of Target Credit Cards and Target Debit Card penetration may not equal Total REDcard Penetration due to rounding.

Gross Margin Rate

Our gross margin rate was 29.4 percent in 2014, 29.8 percent in 2013, and 29.7 percent in 2012. The 2014 decrease is primarily due to promotional activity.

The 2013 increase was primarily the result of a change in vendor contracts regarding payments received in support of marketing programs resulting in more vendor consideration being recognized as a reduction of our cost of sales rather than a reduction of SG&A. Increases to the rate were offset by our integrated growth strategies of our 5 percent REDcard Rewards loyalty program and our store remodel program.

Selling, General and Administrative Expense Rate

Our SG&A expense rate was 19.9 percent in 2014, 20.0 percent in 2013, and 19.1 percent in 2012. The decrease in 2014 primarily related to company-wide expense optimization efforts, partially offset by investments in technology and other initiatives, none of which were individually significant.

The increase in 2013 resulted from a smaller contribution from our credit card portfolio, investments in technology and supply chain in support of multichannel initiatives, changes in merchandise vendor contracts described above, and other increases. Increases were partially offset by the benefit from our company-wide expense optimization efforts and favorable incentive compensation and store hourly payroll.

Store Data

Change in Number of Stores	2014	2013
Beginning store count	1,793	1,778
Opened	16	19
Closed	(19)	(4)
Relocated	—	—
Ending store count	1,790	1,793
Number of stores remodeled during the year	39	100

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Expanded food assortment stores	1,292	1,245	167,026	160,891
SuperTarget stores	249	251	44,151	44,500
Target general merchandise stores	240	289	27,945	33,843
CityTarget stores	8	8	820	820
TargetExpress	1	—	21	—
Total	1,790	1,793	239,963	240,054

(a)	In thousands, reflects total square feet less office, distribution center and vacant space.

Other Performance Factors

Other Selling, General and Administrative Expenses

In addition to segment selling, general and administrative expenses, we recorded certain other expenses during 2014 and 2013. For 2014, these expenses included $145 million of net Data Breach-related costs, $16 million of impairments related to undeveloped U.S. land and $13 million of costs related to previously announced plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards in 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards. For 2013, these expenses included a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, $19 million in impairment charges related to undeveloped U.S. land, and $17 million of net Data Breach-related costs. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 21.

Net Interest Expense

Net interest expense from continuing operations was $882 million, $1,049 million, and $684 million for 2014, 2013, and 2012, respectively. Net interest expense for 2014 and 2013 included a loss on early retirement of debt of $285 million and $445 million, respectively.

Provision for Income Taxes

Our effective income tax rate from continuing operations decreased to 33.0 percent in 2014, from 34.6 percent in 2013, driven primarily by the net tax effect of our global sourcing operations and the favorable resolution of various income tax matters. The resolution of various income tax matters reduced tax expense by $35 million and $16 million in 2014 and 2013, respectively. A tax rate reconciliation is provided in Note 21 to our Consolidated Financial Statements.
Our effective income tax rate from continuing operations increased to 34.6 percent in 2013, from 34.4 percent in 2012, driven by a lower year-over-year benefit from the favorable resolution of various income tax matters. The resolution of various income tax matters reduced tax expense by $16 million and $58 million in 2013 and 2012, respectively.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes the impact of the 2013 sale of our U.S. consumer credit card receivables portfolio, losses on early retirement of debt, net expenses related to the 2013 data breach and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative to, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS from continuing operations should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS from continuing operations differently than we do, limiting the usefulness of the measure for comparisons with other companies. Prior year amounts have been revised to present Adjusted EPS on a continuing operations basis.

	2014			2013			2012
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.83			$4.20			$5.00
Adjustments
Loss on early retirement of debt	$285	$173	$0.27	$445	$270	$0.42	$—	$—	$—
Data Breach-related costs, net of insurance receivable (a)	145	94	0.15	17	11	0.02	—	—	—
Reduction of beneficial interest asset (b)	53	32	0.05	98	61	0.09	—	—	—
Other (c)	29	18	0.03	64	40	0.06	—	—	—
Gain on receivables transaction (b)	—	—	—	(391)	(247)	(0.38)	(152)	(97)	(0.15)
Resolution of income tax matters	—	(35)	(0.06)	—	(16)	(0.03)	—	(58)	(0.09)
Adjusted diluted earnings per share from continuing operations			$4.27			$4.38			$4.76
Note: The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a)	Refer to Note 17 of the Financial Statements.

(b)	Refer to Note 7 of the Financial Statements.

(c)
2014 includes impairments of $16 million related to undeveloped land in the U.S. and $13 million of expense related to converting co-branded card program to MasterCard. 2013 includes a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, and $19 million in impairment charges related to certain parcels of undeveloped land.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance was $2,210 million, compared with $670 million in 2013. Short-term investments of $1,520 million and $3 million were included in cash and cash equivalents at the end of 2014 and 2013, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Cash Flows

Our 2014 operations were funded by both internally and externally generated funds. Operating cash flow provided by continuing operations was $5,131 million in 2014 compared with $7,519 million in 2013. Net cash flow provided by continuing operations for 2013 includes $5.7 billion of cash received in connection with the sale of our U.S. consumer credit card receivables, of which $2.7 billion is included in operating cash flow provided by continuing operations and $3.0 billion is included in investing cash flow provided by continuing operations. In June 2014, we issued $1 billion of unsecured debt that matures in June 2019 and $1 billion of unsecured debt that matures in July 2024. Combined with our prior year-end cash position, these cash flows allowed us to repurchase $725 million of debt at a market value of $1 billion, pay current debt maturities, invest in the business and pay dividends.

Year-end inventory levels increased from $8,278 million in 2013 to $8,790 million in 2014. Accounts payable increased by $424 million, or 5.8 percent over the same period.

Share Repurchases

In January 2012, we began repurchasing shares under a $5 billion program authorized by our Board of Directors. Since the second quarter of 2013, we have not repurchased any shares on the open market. However, as described in Note 23 of the Financial Statements, we reacquired 0.8 million shares during 2014 upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans. During the first half of 2013, we repurchased 21.9 million shares of our common stock for a total investment of $1,474 million ($67.41 per share).

Dividends

We paid dividends totaling $1,205 million in 2014 and $1,006 million in 2013, an increase of 19.8 percent. We declared dividends totaling $1,271 million ($1.99 per share) in 2014, a per share increase of 20.6 percent over 2013. We declared dividends totaling $1,051 million ($1.65 per share) in 2013, a per share increase of 19.6 percent over 2012. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance and maintaining strong debt ratings. As of January 31, 2015, our credit ratings were as follows:

Credit Ratings	Moody's	Standard and Poor's	Fitch
Long-term debt	A2	A	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Standard and Poor's lowered our long-term debt rating from A+ to A during 2014, but maintained our A-1 commercial paper rating.
As a measure of our financial condition, we monitor our ratio of earnings from continuing operations to fixed charges, which represents the ratio of pretax earnings from continuing operations before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. Our ratio of earnings to fixed charges was 6.02x in 2014, 6.48x in 2013 and 7.10x in 2012. See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivable portfolio and loss on early retirement of debt affected the 2014, 2013 and 2012 calculations.
In 2014 and 2013, we funded our peak sales season working capital needs through internally generated funds and the issuance of commercial paper.

Commercial Paper
(dollars in millions)	2014	2013	2012
Maximum daily amount outstanding during the year	$590	$1,465	$970
Average amount outstanding during the year	129	408	120
Amount outstanding at year-end	—	80	970
Weighted average interest rate	0.11%	0.13%	0.16%

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2014 or 2013 under this facility.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at January 31, 2015, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund obligations incurred as a result of our exit from Canada, fund obligations incurred as a result of the Data Breach and any related future technology enhancements, pay dividends and execute purchases under our share repurchase program for the foreseeable future. We believe that our exit from Canada will increase our after-tax cash flows beginning in 2015. We continue to anticipate ample access to commercial paper and long-term financing.

Capital Expenditures

Capital Expenditures	2014	2013	2012
(millions)
Information technology, distribution and other	$1,306	$1,069	$982
New stores	381	536	673
Store remodels and expansions	99	281	690
Total	$1,786	$1,886	$2,345

Capital expenditures decreased in 2014 from the prior year due to fewer remodels and new stores, partially offset by technology investments to support of our omnichannel efforts and security enhancements. Capital expenditures decreased in 2013 from the prior year due to fewer remodels and new stores. We expect approximately $2.1 billion of capital expenditures in 2015, reflecting our focus on becoming a leading omnichannel retailer through investments in technology and supply chain, elevating signature categories and opening new stores, including urban formats.

Capital expenditures related to our discontinued Canadian operations were $228 million, $1,567 million and $932 million for 2014, 2013 and 2012, respectively.

Commitments and Contingencies

Contractual Obligations as of	Payments Due by Period
January 31, 2015		Less than	1-3	3-5	After 5
(millions)	Total	1 Year	Years	Years	Years
Recorded contractual obligations:
Long-term debt (a)	$11,982	$27	$3,002	$1,203	$7,750
Capital lease obligations (b)	1,403	123	152	109	1,019
Deferred compensation (c)	541	47	103	115	276
Real estate liabilities (d)	39	39	—	—	—
Tax contingencies (e)	—	—	—	—	—
Loss contingencies (f)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt	7,309	592	1,088	809	4,820
Operating leases (b)	3,827	186	348	319	2,974
Purchase obligations (g)	2,411	695	855	697	164
Real estate obligations (h)	204	167	6	31	—
Future contributions to retirement plans (i)	—	—	—	—	—
Contractual obligations	$27,716	$1,876	$5,554	$3,283	$17,003

(a)
Represents principal payments only, and excludes any fair market value adjustments recorded in long-term debt under derivative and hedge accounting rules. See Note 18 of the Financial Statements for further information.

(b)
These payments also include $59 million and $67 million of legally binding minimum lease payments for stores that are expected to open in 2015 or later for capital and operating leases, respectively. Capital lease obligations include interest. See Note 20 of the Financial Statements for further information.

(c)
Deferred compensation obligations include commitments related to our nonqualified deferred compensation plans. The timing of deferred compensation payouts is estimated based on payments currently made to former employees and retirees, forecasted investment returns, and the projected timing of future retirements.

(d)	Real estate liabilities include costs incurred but not paid related to the construction or remodeling of real estate and facilities.

(e)
Estimated tax contingencies of $195 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 21 of the Financial Statements for further information.

(f)
Estimated loss contingencies, including those related to the Canada Exit and the Data Breach, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 6 and Note 17 of the Financial Statements for further information.

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

(h)	Real estate obligations include commitments for the purchase, construction or remodeling of real estate and facilities.

(i)
We have not included obligations under our pension and postretirement health care benefit plans in the contractual obligations table above because no additional amounts are required to be funded as of January 31, 2015. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

Off Balance Sheet Arrangements:    Other than the unrecorded contractual obligations noted above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Critical Accounting Estimates

Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, except as discussed below regarding Canada Exit and Data Breach-related costs, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:
Inventory and cost of sales:    We use the retail inventory method to account for the majority of our inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed to cost of sales in the period incurred. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change, including changing consumer demand, guest preferences, changing consumer credit markets or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $8,790 million and $8,278 million at January 31, 2015 and February 1, 2014, respectively, and is further described in Note 10 of the Financial Statements.
Vendor income receivable:    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors (Vendor Income). Vendor Income is earned for a variety of programs, such as volume rebates, markdown allowances, promotions, advertising allowances and compliance programs. We establish a receivable for Vendor Income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of year-end Vendor Income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our Vendor Income receivable have not been material. Vendor Income receivable was $493 million and $536 million at January 31, 2015 and February 1, 2014, respectively, and is described further in Note 4 of the Financial Statements.
Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded impairments of $124 million, $77 million, and $37 million in 2014, 2013, and 2012, respectively, which are described further in Note 12. As of January 31, 2015, a 10 percent decrease in the fair value of assets we intend to sell or close would result in additional impairment of $5 million in 2014. Historically, we have not realized material losses upon sale of long-lived assets.
Investments in and receivables from Canada Subsidiaries:    We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canada Subsidiaries to estimated liabilities at the time of the Filing. We estimated the fair value of the major asset classes using estimated selling price less cost to sell, the income approach based on estimated market rents and capitalization rates, and discounted cash flow analysis of the differential between estimated market rent and contractual rent payments, as appropriate. We also applied an estimated liquidation discount to reflect the CCAA filing.
Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Canada Subsidiaries under certain contracts. Based on our estimates, the fair value of liabilities exceeds the fair value of assets.
To assess the fair value and recoverability of amounts receivable from the Canada Subsidiaries, we estimated the fair value of the underlying net assets of the Canada Subsidiaries available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims.
Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. Our ultimate recovery is subject to the final liquidation value of the Canada Subsidiaries and may vary significantly from our current estimates. See Note 6 of the Financial Statements for further information.
Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $566 million and $576 million at January 31, 2015 and February 1, 2014, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would impact our self-insurance expense by $28 million in 2014. Historically, adjustments to our estimates have not been material. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters. Since the Data Breach, we have recognized $90 million of expected insurance recoveries related to the Data Breach. As of January 31, 2015, we have a $60 million insurance-recovery receivable relating to the Data Breach because we believe recovery is probable. However, it is possible that the insurance carriers could dispute our claims and that we may be unable to collect the recorded receivable.
Income taxes:    We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $195 million and $241 million at January 31, 2015 and February 1, 2014, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 21 of the Financial Statements.
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
Our expected long-term rate of return on plan assets of 7.5 percent is determined by the portfolio composition, historical long-term investment performance and current market conditions. Our compound annual rate of return on qualified plans' assets was 12.1 percent, 8.3 percent, 7.0 percent and 9.7 percent for the 5-year, 10-year, 15-year and 20-year periods, respectively. A one percentage point decrease in our expected long-term rate of return would increase annual expense by $31 million.
The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $29 million.
Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.
Pension and postretirement health care benefits are further described in Note 26 of the Financial Statements.
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
We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. With the exception of Canada Exit and Data Breach-related loss exposures, we do not believe any of the currently identified claims or litigation may materially affect our results of operations, cash flows or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows or financial condition for the period in which the ruling occurs, or future periods. Refer to Notes 6 and 17 of the Financial Statements for further information on the Canada Exit and Data Breach-related contingencies, respectively.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the fair value and amount of the beneficial interest asset, the continued execution of our share repurchase program, our expected capital expenditures, the impact of changes in the expected effective income tax rate on net income, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension and postretirement health care plans, the expected returns on pension plan assets, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for investigations, inquiries, claims and litigation, including those related to the Data Breach and discontinuing our Canadian operations, expected insurance recoveries, expected changes to our contractual obligations and liabilities, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, including net operating loss carryforwards and tax benefits related to discontinuing our Canadian operations, the process, timing and effects of discontinuing our Canadian operations, the resolution of tax matters, and changes in our assumptions and expectations.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At January 31, 2015, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate. Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short term investments. At January 31, 2015, our floating rate short-term investments exceeded our floating rate debt by approximately $270 million. Based on our balance sheet position at January 31, 2015, the annualized effect of a 0.1 percentage point decrease in floating interest rates on our floating rate short-term investments, net of our debt obligations, would decrease earnings before income taxes by approximately $0.3 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate environments. See further description of our debt and derivative instruments in Notes 18 and 19 of the Notes to Financial Statements.
We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Periodically, in certain interest rate environments, we economically hedge a portion of our exposure to these interest rate changes by entering into interest rate forward contracts that partially mitigate the effects of interest rate changes. Based on our balance sheet position at January 31, 2015, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $9 million.
In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The value of our pension liabilities is inversely related to changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $29 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 50 percent of the interest rate exposure of our funded status.
As more fully described in Note 13 and Note 25 of the Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.
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

Brian C. Cornell Chairman and Chief Executive Officer March 13, 2015	John J. Mulligan Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 13, 2015, expressed an unqualified opinion thereon.

Minneapolis, Minnesota March 13, 2015

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Brian C. Cornell Chairman and Chief Executive Officer March 13, 2015	John J. Mulligan Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 31, 2015, and our report dated March 13, 2015, expressed an unqualified opinion thereon.

Minneapolis, Minnesota March 13, 2015

Consolidated Statements of Operations

(millions, except per share data)	2014	2013	2012
Sales	$72,618	$71,279	$71,960
Credit card revenues	—	—	1,341
Total revenues	72,618	71,279	73,301
Cost of sales	51,278	50,039	50,568
Selling, general and administrative expenses	14,676	14,465	14,643
Credit card expenses	—	—	467
Depreciation and amortization	2,129	1,996	2,044
Gain on receivables transaction	—	(391)	(161)
Earnings from continuing operations before interest expense and income taxes	4,535	5,170	5,740
Net interest expense	882	1,049	684
Earnings from continuing operations before income taxes	3,653	4,121	5,056
Provision for income taxes	1,204	1,427	1,741
Net earnings from continuing operations	2,449	2,694	3,315
Discontinued operations, net of tax	(4,085)	(723)	(316)
Net (loss)/earnings	$(1,636)	$1,971	$2,999
Basic (loss)/earnings per share
Continuing operations	$3.86	$4.24	$5.05
Discontinued operations	(6.44)	(1.14)	(0.48)
Net (loss)/earnings per share	$(2.58)	$3.10	$4.57
Diluted (loss)/earnings per share
Continuing operations	$3.83	$4.20	$5.00
Discontinued operations	(6.38)	(1.13)	(0.48)
Net (loss)/earnings per share	$(2.56)	$3.07	$4.52
Weighted average common shares outstanding
Basic	634.7	635.1	656.7
Dilutive effect of share-based awards	5.4	6.7	6.6
Diluted	640.1	641.8	663.3
Antidilutive shares	3.3	2.3	5.0
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(millions)	2014	2013	2012
Net (loss)/income	$(1,636)	$1,971	$2,999
Other comprehensive income/(loss), net of tax
Pension and other benefit liabilities, net of (benefit)/provision for taxes of $(90), $71 and $58	(139)	110	92
Currency translation adjustment and cash flow hedges, net of provision for taxes of $2, $11 and $8	431	(425)	13
Other comprehensive income/(loss)	292	(315)	105
Comprehensive (loss)/income	$(1,344)	$1,656	$3,104
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 31, 2015	February 1, 2014
Assets
Cash and cash equivalents, including short-term investments of $1,520 and $3	$2,210	$670
Inventory	8,790	8,278
Assets of discontinued operations	1,333	793
Other current assets	1,754	1,832
Total current assets	14,087	11,573
Property and equipment
Land	6,127	6,143
Buildings and improvements	26,614	25,984
Fixtures and equipment	5,346	5,199
Computer hardware and software	2,553	2,395
Construction-in-progress	424	757
Accumulated depreciation	(15,106)	(14,066)
Property and equipment, net	25,958	26,412
Noncurrent assets of discontinued operations	442	5,461
Other noncurrent assets	917	1,107
Total assets	$41,404	$44,553
Liabilities and shareholders' investment
Accounts payable	$7,759	$7,335
Accrued and other current liabilities	3,783	3,610
Current portion of long-term debt and other borrowings	91	1,143
Liabilities of discontinued operations	103	689
Total current liabilities	11,736	12,777
Long-term debt and other borrowings	12,705	11,429
Deferred income taxes	1,321	1,349
Noncurrent liabilities of discontinued operations	193	1,296
Other noncurrent liabilities	1,452	1,471
Total noncurrent liabilities	15,671	15,545
Shareholders' investment
Common stock	53	53
Additional paid-in capital	4,899	4,470
Retained earnings	9,644	12,599
Accumulated other comprehensive loss
Pension and other benefit liabilities	(561)	(422)
Currency translation adjustment and cash flow hedges	(38)	(469)
Total shareholders' investment	13,997	16,231
Total liabilities and shareholders' investment	$41,404	$44,553
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 640,213,987 shares issued and outstanding at January 31, 2015; 632,930,740 shares issued and outstanding at February 1, 2014.
Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at January 31, 2015 or February 1, 2014.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2014	2013	2012
Operating activities
Net (loss)/earnings	$(1,636)	$1,971	$2,999
Losses from discontinued operations, net of tax	(4,085)	(723)	(316)
Net earnings from continuing operations	2,449	2,694	3,315
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,129	1,996	2,044
Share-based compensation expense	71	106	102
Deferred income taxes	7	58	67
Gain on receivables transaction	—	(391)	(161)
Loss on debt extinguishment	285	445	—
Noncash losses/(gains) and other, net (a)	40	121	220
Changes in operating accounts:
Accounts receivable originated at Target	—	157	(217)
Proceeds on sale of accounts receivable originated at Target	—	2,703	—
Inventory	(512)	(504)	160
Other assets	(115)	(79)	(155)
Accounts payable and accrued liabilities	777	213	193
Cash provided by operating activities—continuing operations	5,131	7,519	5,568
Cash required for operating activities—discontinued operations	(692)	(999)	(243)
Cash provided by operations	4,439	6,520	5,325
Investing activities
Expenditures for property and equipment	(1,786)	(1,886)	(2,346)
Proceeds from disposal of property and equipment	95	70	66
Change in accounts receivable originated at third parties	—	121	254
Proceeds from sale of accounts receivable originated at third parties	—	3,002	—
Cash paid for acquisitions, net of cash assumed	(20)	(157)	—
Other investments	106	130	102
Cash (required for)/ provided by investing activities—continuing operations	(1,605)	1,280	(1,924)
Cash required for investing activities—discontinued operations	(321)	(1,551)	(931)
Cash required for investing activities	(1,926)	(271)	(2,855)
Financing activities
Change in commercial paper, net	(80)	(890)	970
Reductions of short-term debt	—	—	(1,500)
Additions to long-term debt	1,993	—	1,971
Reductions of long-term debt	(2,079)	(3,463)	(1,529)
Dividends paid	(1,205)	(1,006)	(869)
Repurchase of stock	—	(1,461)	(1,875)
Stock option exercises and related tax benefit	373	456	360
Other	—	—	(16)
Cash required for financing activities	(998)	(6,364)	(2,488)
Effect of exchange rate changes on cash and cash equivalents	—	26	8
Net increase/(decrease) in cash and cash equivalents	1,515	(89)	(10)
Cash and cash equivalents at beginning of period (b)	695	784	794
Cash and cash equivalents at end of period (c)	$2,210	$695	$784
Supplemental information
Interest paid, net of capitalized interest	$871	$1,043	$697
Income taxes paid	1,251	1,386	1,603
Property and equipment acquired through capital lease obligations	88	132	251

(a)
Includes net write-offs of credit card receivables prior to the sale of our U.S. consumer credit card receivables on March 13, 2013, and bad debt expense on credit card receivables during the twelve months ended February 2, 2013.

(b)	Includes cash of our discontinued operations of $25 million, $59 million and $98 million for 2014, 2013 and 2012, respectively.

(c)	Includes cash of our discontinued operations of $25 million and $59 million for 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
January 28, 2012	669.3	$56	$3,487	$12,959	$(681)	$15,821
Net earnings	—	—	—	2,999	—	2,999
Other comprehensive income	—	—	—	—	105	105
Dividends declared	—	—	—	(903)	—	(903)
Repurchase of stock	(32.2)	(3)	—	(1,900)	—	(1,903)
Stock options and awards	8.2	1	438	—	—	439
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive loss	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Net loss	—	—	—	(1,636)	—	(1,636)
Other comprehensive income	—	—	—	—	292	292
Dividends declared	—	—	—	(1,273)	—	(1,273)
Repurchase of stock	(0.8)	—	—	(46)	—	(46)
Stock options and awards	8.1	—	429	—	—	429
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Dividends declared per share were $1.99, $1.65 and $1.38 in 2014, 2013 and 2012, respectively.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    We are a general merchandise retailer selling products to our guests through our stores and digital channels in the U.S.

As more fully described in Note 6, in January 2015, we announced our exit from the Canadian market and filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court). Our prefiling financial results in Canada and subsequent expenses directly attributable to the Canada exit are included in our financial statements and classified within discontinued operations. Effective January 15, 2015, Target Corporation (Target, the Corporation, or the Company) operates as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Consolidation    The consolidated financial statements include the balances of the Corporation and its subsidiaries after elimination of intercompany balances and transactions. All material subsidiaries are wholly owned. We consolidate variable interest entities where it has been determined that the Corporation is the primary beneficiary of those entities' operations. As of January 15, 2015, we deconsolidated substantially all of our Canadian operations following the Filing. See Note 6 for more information.

Use of estimates    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2014 ended January 31, 2015 and consisted of 52 weeks. Fiscal 2013 ended February 1, 2014, and consisted of 52 weeks. Fiscal 2012 ended February 2, 2013, and consisted of 53 weeks. Fiscal 2015 will end January 30, 2016, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to current year presentation.

2. Revenues

Our retail stores generally record revenue at the point of sale. Digital channel sales include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return merchandise within 90 days of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $32 million, $29 million and $25 million in 2014, 2013 and 2012, respectively.

Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.

Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their REDcard. The discounts associated with loyalty programs are included as reductions in sales in our Consolidated Statements of Operations and were $943 million, $833 million and $583 million in 2014, 2013 and 2012, respectively.

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

5. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, internet advertisements and media broadcast, are expensed at first showing or distribution of the advertisement.

Advertising Costs (millions)	2014	2013	2012
Gross advertising costs	$1,647	$1,623	$1,620
Vendor income (a)	47	75	231
Net advertising costs	$1,600	$1,548	$1,389

(a)	A 2013 change to certain merchandise vendor contracts resulted in more vendor funding being recognized as a reduction of our cost of sales rather than offsetting advertising expenses.

6. Canada Exit

Background

On January 14, 2015, following a comprehensive assessment of Canadian operations, our Board of Directors approved a plan to discontinue operating stores in Canada. As a result of this decision, on January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), filed for protection under the CCAA with the Court. The Canada Subsidiaries comprise substantially all of our Canadian operations and our Canadian Segment. The Canada Subsidiaries have commenced an orderly liquidation process and stores will remain open during the liquidation. To assist with the exit plan, the Court approved the appointment of a monitor and certain other financial advisors.

As a result of the Filing, we no longer have a controlling interest in the Canada Subsidiaries. For this reason, we deconsolidated the Canada Subsidiaries effective January 15, 2015, which resulted in a pretax impairment loss on deconsolidation and other charges, collectively totaling $5.1 billion. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Canada Subsidiaries' assets, liabilities and accumulated other comprehensive loss and the recording of our remaining interests at fair value.

Subsequent to deconsolidation, we will use the cost method to account for our equity investment in the Canada Subsidiaries, which has been reflected as zero in our Consolidated Statement of Financial Position at January 31, 2015 based on the estimated fair value of the Canada Subsidiaries' net assets. Loans to and accounts receivable from the Canada Subsidiaries are recorded at an estimated fair value of $326 million.

Loss on Discontinued Operations

Our Canadian exit represents a strategic shift in our business. For this reason, our Canadian Segment results for all periods prior to the January 15, 2015 deconsolidation and costs to exit are classified as discontinued operations.

Loss on Discontinued Operations (millions)	2014	2013	2012
Sales	$1,902	$1,317	$—
Cost of sales	1,541	1,121	—
SG&A expenses	909	910	272
Depreciation and amortization	248	227	97
Interest expense	73	77	78
Pretax loss from operations	(869)	(1,018)	(447)
Pretax exit costs	(5,105)	—	—
Income taxes	1,889	295	131
Loss on discontinued operations	$(4,085)	$(723)	$(316)

The fourth quarter Canadian pretax exit costs totaled $5,105 million and included the following:

Fourth Quarter Pretax Exit Costs (millions)	2014
Investment impairment on deconsolidation	$4,766
Contingent liabilities	240
Employee trust	73
Other exit costs	26
Total	$5,105

Investments in Canada Subsidiaries

Target continues to indirectly own 100% of the common stock of the Canada Subsidiaries, but has deconsolidated those entities because Target no longer has a controlling interest. At the date of deconsolidation, we adjusted our investment in the Canada Subsidiaries to fair value with a corresponding charge to income. Because the estimated amount of the Canada Subsidiaries' liabilities exceeded the estimated fair value of the assets available for distribution to its creditors, the fair value of Target’s equity investment approximates zero.
Target Corporation Amounts Receivable from Canada Subsidiaries

Prior to deconsolidation, Target Corporation made loans to the Canada Subsidiaries for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in the consolidated Target Corporation financial statements. As of the deconsolidation date, the loans, associated interest and accounts receivable are now considered related party transactions and have been recognized in Target Corporation's consolidated financial statements at their estimated fair value of $326 million.

Target Corporation Contingencies

The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain leases. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Given the early stage of our exit and the Filing, our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. We are not able to reasonably estimate a range of possible losses in excess of the year-end accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be reported in discontinued operations.

Employee Trust

In connection with the Filing, the Court approved our request to establish an employee trust (the Trust) to fund certain payments to our Canadian employees outside of the estate. We have recorded expense based on an estimate of our total contribution to the Trust of $73 million, which was fully funded in 2014. The Trust is a variable interest entity in which we have a variable interest. However, the Trust is not consolidated because we are not the primary beneficiary.

Recovery Estimates and Valuation Techniques

We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canada Subsidiaries to estimated liabilities at the time of the Filing. The major asset classes were valued as follows:

Asset	Valuation Technique (a)	Pricing Category
Inventory	Estimated selling price less costs to sell	Level 3
Owned property	Income approach based on estimated market rents and cap rates	Level 3
Leased property, including leasehold improvements	Discounted cash flow analysis of the differential between estimated market rent and contractual rent payments	Level 3

(a)	An estimated liquidation discount was applied to reflect the CCAA filing.

Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Canada Subsidiaries under certain contracts. Claimants may seek damages or other related relief as a result of the Canada Subsidiaries' exit from Canada. Based on our estimates, the fair value of liabilities exceeds the fair value of assets.

To assess the fair value and recoverability of the amounts receivable from the Canada Subsidiaries, we estimated the fair value of the underlying net assets of the Canada Subsidiaries available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims.

Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. Our ultimate recovery is subject to the final liquidation value of the Canada Subsidiaries. Further, the final liquidation value and ultimate recovery of the creditors of the Canada Subsidiaries, including Target Corporation, may impact our estimates of contingent liability exposure described above.

Recorded Assets and Liabilities

Assets and Liabilities of Discontinued Operations (millions)
	January 31, 2015		February 1, 2014
Equity investment in Canada Subsidiaries	$—	Inventory	$488
Income tax benefit	1,430	Property and equipment, net	4,966
Receivables from Canada Subsidiaries (a)	326	Other	800
Receivables under the debtor-in-possession credit facility	19
Total assets	$1,775	Total assets	$6,254
		Capital lease obligations	$1,210
Accrued liabilities	$296	Accounts payable and other liabilities	775
Total liabilities	$296	Total liabilities	$1,985

(a)	Represents the fair value of loans and accounts receivable from Canada Subsidiaries.

DIP Financing

In conjunction with the Filing, the Court approved Target's agreement to provide a debtor-in-possession credit facility (the DIP facility) to the Canada Subsidiaries, which provides for borrowings under the facility up to $175 million. The DIP facility will be used to finance the Canada Subsidiaries' operations during the CCAA process. Amounts borrowed by the Canada Subsidiaries under the DIP facility will have a priority claim over certain other secured and unsecured claims except for other Court ordered charges and permitted priority liens under the law. Amounts drawn under the DIP and repaid cannot be reborrowed. As of January 31, 2015, there was $19 million drawn and outstanding under the DIP facility, which was fully repaid in 2015.

Income Taxes

We have recognized a tax benefit of $1,627 million in discontinued operations, which primarily relates to a loss on our investment in Canada and includes other tax benefits resulting from certain asset write-offs and liabilities paid or accrued to facilitate the liquidation. The tax benefit in discontinued operations reflects certain tax attribute carryforwards including a gross federal operating loss of $694 million and gross state operating losses of $423 million. We have realized the majority of these tax benefits in the first quarter of 2015, and expect to realize substantially all of the remainder in 2015.

Canadian deferred tax assets relating to both historical and current year net operating losses were included in our equity investment in the Canada Subsidiaries that has been reduced to zero.

As part of our exit from Canada we also incurred a $284 million gross capital loss on a transaction within our consolidated group. We currently do not have nor anticipate sufficient capital gains to absorb this capital loss.  Therefore, we have established a full valuation allowance against this deferred tax asset.

7. Credit Card Receivables Transaction

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
TD now underwrites, funds and owns Target Credit Card and Target Visa receivables. TD controls risk management policies and oversees regulatory compliance, and we perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target Visa portfolios. Income from the TD profit-sharing arrangement and our related account servicing expenses are classified within segment SG&A expenses.

Profit-Sharing Arrangement (millions)	2014	2013 (a)
Profit-sharing included in segment SG&A	$682	$653
Reduction of beneficial interest asset (b)	(53)	(98)
Net impact to SG&A expense	$629	$555

(a)	Segment SG&A also reflected credit card revenues earned in 2013 prior to the close of the transaction.

(b)	On a consolidated basis, profit-sharing income is offset by reductions of the beneficial interest asset.

The $225 million beneficial interest asset recognized at the close of the transaction effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. Profit-sharing payments reduced the beneficial interest asset by $73 million and $96 million during 2014 and 2013, respectively. Revaluation adjustments increased the asset by $20 million during 2014 and reduced the asset by $2 million during 2013. As of January 31, 2015 and February 1, 2014, a beneficial interest asset of $74 million and $127 million, respectively, remains and is recorded within other current assets and other noncurrent assets in our Consolidated Statements of Financial Position. Based on historical payment patterns, we estimate that the remaining beneficial interest asset will be reduced over the next two years.
Prior to the sale, credit card revenues were recognized according to the contractual provisions of each credit card agreement. When accounts were written off, uncollected finance charges and late fees were recorded as a reduction of credit card revenues. Target retail sales charged on our credit cards totaled $5,807 million in 2012.

8. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	January 31, 2015	February 1, 2014
Assets
Cash and cash equivalents
Short-term investments	Level 1	$1,520	$3
Other current assets
Interest rate swaps(a)	Level 2	—	1
Prepaid forward contracts	Level 1	38	73
Beneficial interest asset(b)	Level 3	43	71
Other noncurrent assets
Interest rate swaps(a)	Level 2	65	62
Company-owned life insurance investments(c)	Level 2	322	305
Beneficial interest asset(b)	Level 3	31	56
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	24	39

(a)	See Note 19 for additional information on interest rate swaps.

(b)	Note 7 includes a rollforward of the Level 3 beneficial interest asset.

(c)
Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $773 million at January 31, 2015 and $790 million at February 1, 2014.

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
Beneficial interest asset - Valued using a cash-flow based economic-profit model, which includes inputs of the forecasted performance of the receivables portfolio and a market-based discount rate. Internal data is used to forecast expected payment patterns and write-offs, revenue, and operating expenses (credit EBIT yield) related to the credit card portfolio. Changes in macroeconomic conditions in the United States could affect the estimated fair value. A one percentage point change in the forecasted EBIT yield would impact our fair value estimate by approximately $11 million. A one percentage point change in the forecasted discount rate would impact our fair value estimate by approximately $2 million. As described in Note 7, this beneficial interest asset effectively represents a receivable for the present value of future profit-sharing we expect to receive on the receivables sold. As a result, a portion of the profit-sharing payments we receive from TD will reduce the beneficial interest asset. As the asset is reduced over time, changes in the forecasted credit EBIT yield and the forecasted discount rate will have a smaller impact on the estimated fair value.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,946	$14,089	$11,758	$13,184

(a)	The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as Level 2. These amounts exclude unamortized swap valuation adjustments and capital lease obligations.

Refer to Note 6 for information about fair value measurements related to our discontinued Canadian operations.

9. Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. These investments were $1,520 million and $3 million at January 31, 2015 and February 1, 2014, respectively. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $379 million and $346 million at January 31, 2015 and February 1, 2014, respectively.

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
Certain other inventory is recorded at the lower of cost or market using the cost method. The valuation allowance for inventory valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2014 or 2013.

We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in sales and cost of sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $2,040 million, $1,833 million and $1,800 million in 2014, 2013 and 2012, respectively.

11. Other Current Assets

Other Current Assets (millions)	January 31, 2015	February 1, 2014
Pharmacy, income tax and other receivables	$629	$570
Vendor income receivable	493	536
Prepaid expenses	231	255
Deferred taxes	188	155
Other	213	316
Total	$1,754	$1,832

12. Property and Equipment

Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation and capital lease amortization expense for 2014, 2013 and 2012 was $2,108 million, $1,975 million and $2,027 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

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

Impairments (a) (millions)	2014	2013	2012
Impairments included in segment SG&A	$108	$58	$37
Unallocated impairments (b)	16	19	—
Total impairments	$124	$77	$37

(a)
Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations, primarily from completed or planned store closures and software changes.

(b)	Represents impairments of undeveloped land.

13. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 31, 2015	February 1, 2014
Goodwill and intangible assets	$302	$331
Company-owned life insurance investments (a)	322	305
Interest rate swaps (b)	65	62
Other	228	409
Total	$917	$1,107

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.

(b)	See Notes 8 and 19 for additional information relating to our interest rate swaps.

14. Goodwill and Intangible Assets

Goodwill totaled $147 million and $151 million at January 31, 2015 and February 1, 2014, respectively. No impairments were recorded in 2014, 2013 or 2012 as a result of the goodwill impairment tests performed.

Intangible Assets	Leasehold Acquisition Costs		Other (a)		Total
(millions)	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Gross asset	$224	$225	$181	$180	$405	$405
Accumulated amortization	(133)	(126)	(117)	(106)	(250)	(232)
Net intangible assets	$91	$99	$64	$74	$155	$173

(a)	Other intangible assets relate primarily to acquired customer lists and trademarks.

We use the straight-line method to amortize leasehold acquisition costs primarily over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 26 years and 7 years, respectively, at January 31, 2015. Amortization expense was $22 million, $20 million and $16 million in 2014, 2013 and 2012, respectively.

Estimated Amortization Expense (millions)	2015	2016	2017	2018	2019
Amortization expense	$21	$17	$14	$9	$8

15. Accounts Payable

At January 31, 2015 and February 1, 2014, we reclassified book overdrafts of $682 million and $716 million, respectively, to accounts payable and $82 million and $81 million to accrued and other current liabilities.

16. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 31, 2015	February 1, 2014
Wages and benefits	$951	$865
Gift card liability, net of estimated breakage	609	516
Real estate, sales and other taxes payable	550	529
Dividends payable	333	272
Straight-line rent accrual (a)	255	242
Workers' compensation and general liability (b)	153	152
Interest payable	76	78
Project costs accrual	69	165
Income tax payable	26	216
Other	761	575
Total	$3,783	$3,610

(a)	Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.

(b)
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

Payment Card Network Loss Contingencies

In the event of a data breach where payment card data is or may have been stolen, the payment card networks’ contracts purport to give them the ability to make claims for reimbursement of incremental counterfeit fraud losses and non-ordinary course operating expenses (such as card reissuance costs) that the payment card networks believe they or their issuing banks have incurred as a result of the event. For us to have liability for such claims, we believe that a court would have to find that, among other things, (1) at the time of the Data Breach the portion of our network that handles payment card data was noncompliant with applicable data security standards in a manner that contributed to the Data Breach, and (2) the network operating rules around reimbursement of operating costs and counterfeit fraud losses are enforceable. While an independent third-party assessor found the portion of our network that handles payment card data to be compliant with applicable data security standards in the fall of 2013 and late 2014, the forensic investigator working on behalf of the payment card networks claimed in first quarter 2014 that we were not in compliance with those standards at the time of the Data Breach.

During 2014, three of the four major payment card networks, which between them represent a substantial majority of the payment cards potentially impacted by the Data Breach, made written claims against us, either directly or through our acquiring banks. We believe it is probable that the fourth major payment card network will also make a claim against us. We expect to dispute the claims that have been or may be made against us by the payment card networks, and we think it is probable that our disputes would lead to settlement negotiations consistent with the experience of other entities that suffered similar payment card breaches. We believe such negotiations would effect a combined settlement of the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations. Our accruals for estimated probable loss discussed below include accruals for what we believe to be the vast majority of both actual and potential claims from the payment card networks.

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

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	191	46
Payments made/received	(81)	(30)
Balance at January 31, 2015	$171	$60

(a)	Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

During 2014, we recorded $191 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $145 million. Since the Data Breach, we have incurred $252 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $162 million. These expenses were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of segment results. Along with legal and other professional services, these expenses include an accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach related claims, including claims by the payment card networks. Our probable loss estimate is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. Given the varying stages of claims and related proceedings, and the inherent uncertainty surrounding them, our estimates involve significant judgment and are based on currently available information, historical precedents and an assessment of the validity of certain claims. Our estimates may change as new information becomes available, and although we do not believe it is probable, it is reasonably possible that we may incur a material loss in excess of the amount accrued. We are not able to estimate the amount of such reasonably possible excess loss exposure at this time because many of the matters are in the early stages, alleged damages have not been specified, and there are significant factual and legal issues to be resolved. The accrual does not reflect future breach-related legal, consulting or administrative fees, which are expensed as incurred and not expected to be material to our consolidated financial statements in any individual period.

Insurance Coverage

To limit our exposure to losses relating to data breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible and with a $50 million sublimit for settlements with the payment card networks. This coverage, and certain other customary business-insurance coverage, has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. Since the Data Breach, we have received $30 million from our network-security insurance carriers.

Canada Exit

See Note 6 for information related to Canada Exit-related contingent liabilities.
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

Commitments

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts, were $2,411 million and $1,285 million at January 31, 2015 and February 1, 2014, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when inventory is received. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. Real estate obligations, which include commitments for the purchase, construction or remodeling of real estate and facilities, were $243 million and $358 million at January 31, 2015 and February 1, 2014, respectively. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.
We issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1,447 million and $1,420 million at January 31, 2015 and February 1, 2014, respectively, a portion of which are reflected in accounts payable. Standby letters of credit and surety bonds, relating primarily to insurance and regulatory requirements, totaled $459 million and $486 million at January 31, 2015 and February 1, 2014, respectively.

18. Notes Payable and Long-Term Debt

At January 31, 2015, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	January 31, 2015
(dollars in millions)	Rate (a)	Balance
Due 2015-2019	4.9%	$4,230
Due 2020-2024	3.8	3,209
Due 2025-2029	6.7	252
Due 2030-2034	6.5	770
Due 2035-2039	6.7	2,014
Due 2040-2044	4.0	1,471
Total notes and debentures	5.0	11,946
Swap valuation adjustments		61
Capital lease obligations		789
Less: Amounts due within one year		(91)
Long-term debt		$12,705

(a)	Reflects the weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2015	2016	2017	2018	2019
Total required principal payments	$27	$751	$2,251	$201	$1,001

In June 2014, we issued $1 billion of unsecured fixed rate debt at 2.3% that matures in June 2019 and $1 billion of unsecured fixed rate debt at 3.5% that matures in July 2024. We used proceeds from these issuances to repurchase $725 million of debt before its maturity at a market value of $1 billion, and for general corporate purposes including the payment of $1 billion of debt maturities. We recognized a loss of $285 million on the early retirement, which was recorded in net interest expense in our Consolidated Statements of Operations.

Concurrent with the sale of our U.S. consumer credit card receivables portfolio, we repaid $1.5 billion of nonrecourse debt collateralized by credit card receivables (the 2006/2007 Series Variable Funding Certificate). We also used $1.4 billion of proceeds from the transaction to repurchase, at market value, an additional $970 million of debt before its maturity. We recognized a loss of $445 million on the early retirement, which was recorded in net interest expense in our Consolidated Statements of Operations.
We periodically obtain short-term financing under our commercial paper program, a form of notes payable.

Commercial Paper (dollars in millions)	2014	2013	2012
Maximum daily amount outstanding during the year	$590	$1,465	$970
Average amount outstanding during the year	129	408	120
Amount outstanding at year-end	—	80	970
Weighted average interest rate	0.11%	0.13%	0.16%

No balances were outstanding at any time during 2014 or 2013 under our $2.25 billion revolving credit facility that expires in October 2018.

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

19. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which are used to mitigate our interest rate risk. As a result of our use of derivative instruments, we have counterparty credit exposure to large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 8 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

In June 2014, we entered into two interest rate swaps, each with a notional amount of $500 million, under which we pay a variable rate and receive a fixed rate. In March 2014, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated these swaps as fair value hedges. As of February 1, 2014, one swap was designated as a fair value hedge. No ineffectiveness was recognized in 2014 or 2013.

Outstanding Interest Rate Swap Summary	January 31, 2015
	Designated	De-Designated
(dollars in millions)	Pay Floating	Pay Floating	Pay Fixed
Weighted average rate:
Pay	(a)	1-month LIBOR	3.8%
Receive	1.7%	5.7%	1-month LIBOR
Weighted average maturity	4.1 years	1.5 years	1.5 years
Notional	$1,250	$500	$500

(a)	There are three designated swaps at January 31, 2015. Two swaps have floating pay rates equal to 3-month LIBOR and one swap has a floating pay rate equal to 1-month LIBOR.

Classification and Fair Value (millions)	Assets			Liabilities
	Classification	Jan 31, 2015	Feb 1, 2014	Classification	Jan 31, 2015	Feb 1, 2014
Designated:	Other current assets	$—	$1	N/A	$—	$—
	Other noncurrent assets	27	—	N/A	—	—
De-designated:	Other noncurrent assets	38	62	Other noncurrent liabilities	24	39
Total		$65	$63		$24	$39

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following impact on our Consolidated Statements of Operations:

Derivative Contracts – Effect on Results of Operations (millions)
Type of Contract	Classification of Income/(Expense)	2014	2013	2012
Interest rate swaps	Net interest expense	$32	$29	$44

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $34 million, $52 million and $75 million, at the end of 2014, 2013 and 2012, respectively.

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

Rent Expense (millions)	2014	2013	2012
Property, equipment and software	$195	$212	$216
Rent income	(9)	(8)	(9)
Total rent expense	$186	$204	$207

Total capital lease interest expense was $38 million, $39 million and $31 million in 2014, 2013 and 2012, respectively, and is included within net interest expense on the Consolidated Statements of Operations.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of January 31, 2015 and February 1, 2014 were $711 million and $698 million, respectively. These assets are recorded net of accumulated amortization of $242 million and $167 million as of January 31, 2015 and February 1, 2014, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Rent Income	Total
2015	$186	$123	$(6)	$303
2016	178	94	(5)	267
2017	170	58	(5)	223
2018	165	55	(4)	216
2019	154	54	(3)	205
After 2019	2,974	1,019	(13)	3,980
Total future minimum lease payments	$3,827	$1,403	$(36)	$5,194
Less: Interest (c)		614
Present value of future minimum capital lease payments (d)		$789
Note: Minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. Minimum lease payments also exclude payments to landlords for fixed purchase options which we believe are reasonably assured of being exercised.

(a)
Total contractual lease payments include $2,046 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $67 million of legally binding minimum lease payments for stores that are expected to open in 2015 or later.

(b)
Capital lease payments include $612 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $59 million of legally binding minimum lease payments for stores that are expected to open in 2015 or later. Capital leases also include $41 million of legally binding payments for distribution centers opening in 2015.

(c)	Calculated using the interest rate at inception for each lease.

(d)	Includes the current portion of $63 million.

21. Income Taxes

Earnings from continuing operations before income taxes were $3,653 million, $4,121 million and $5,056 million during 2014, 2013 and 2012, including $261 million, $196 million and $161 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation – Continuing Operations	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	2.2	2.4	1.8
International	(2.3)	(1.2)	(1.0)
Other	(1.9)	(1.6)	(1.4)
Effective tax rate	33.0%	34.6%	34.4%

Provision for Income Taxes (millions)	2014	2013	2012
Current:
Federal	$1,074	$1,206	$1,521
State	116	150	144
International	7	13	9
Total current	1,197	1,369	1,674
Deferred:
Federal	(2)	56	64
State	10	—	6
International	(1)	2	(3)
Total deferred	7	58	67
Total provision	$1,204	$1,427	$1,741

Net Deferred Tax Asset/(Liability) (millions)	January 31, 2015	February 1, 2014
Gross deferred tax assets:
Accrued and deferred compensation	$531	$509
Accruals and reserves not currently deductible	316	348
Self-insured benefits	223	231
Other	176	97
Total gross deferred tax assets	1,246	1,185
Gross deferred tax liabilities:
Property and equipment	(1,946)	(1,978)
Inventory	(307)	(270)
Other	(123)	(130)
Total gross deferred tax liabilities	(2,376)	(2,378)
Total net deferred tax liability	$(1,130)	$(1,193)

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
We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. These accumulated net earnings relate to certain ongoing operations and were $328 million at January 31, 2015 and $64 million at February 1, 2014. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams on the U.S. federal income tax returns for years 2010 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2014	2013	2012
Balance at beginning of period	$183	$216	$236
Additions based on tax positions related to the current year	10	15	10
Additions for tax positions of prior years	17	28	19
Reductions for tax positions of prior years	(42)	(57)	(42)
Settlements	(13)	(19)	(7)
Balance at end of period	$155	$183	$216

If we were to prevail on all unrecognized tax benefits recorded, $101 million of the $155 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended January 31, 2015, February 1, 2014 and February 2, 2013, we recorded a net benefit from the reversal of accrued penalties and interest of $12 million, $1 million and $16 million, respectively. As of January 31, 2015, February 1, 2014 and February 2, 2013 total accrued interest and penalties were $40 million, $58 million and $64 million, respectively.
It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

22. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 31, 2015	February 1, 2014
Deferred compensation	$507	$491
Workers' compensation and general liability (a)	413	423
Income tax	128	174
Pension and postretirement health care benefits	151	115
Other	253	268
Total	$1,452	$1,471

(a)	See footnote (c) to the Accrued and Other Current Liabilities table in Note 16 for additional detail.

23. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012. No shares were repurchased through open market transactions since the first half of 2013.

Share Repurchases (millions, except per share data)	2014	2013	2012
Total number of shares purchased (a)	0.8	21.9	32.2
Average price paid per share	$54.07	$67.41	$58.96
Total investment	$41	$1,474	$1,900

(a)
Includes 0.8 million, 0.2 million and 0.5 million shares delivered upon the non-cash settlement of prepaid contracts in 2014, 2013, and 2012, respectively. These contracts had an original cash investment of $41 million, $14 million and $25 million, respectively, and an aggregate market value of $46 million, $17 million and $29 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 25 provides the details of our positions in prepaid forward contracts.

24. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 14.0 million and 18.7 million at January 31, 2015 and February 1, 2014, respectively.
Compensation expense associated with share-based awards is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. Share-based compensation expense for continuing operations recognized in the Consolidated Statements of Operations was $73 million, $106 million and $101 million in 2014, 2013 and 2012, respectively. The related income tax benefit was $29 million, $41 million and $40 million in 2014, 2013 and 2012, respectively.
Share information includes all outstanding awards for continuing and discontinued operations.

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

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
February 1, 2014	24,854	$52.19	$136	16,824	$50.64	$109
Granted	—	—
Expired/forfeited	(634)	55.05
Exercised/issued	(7,495)	50.04
January 31, 2015	16,725	$53.04	$344	12,843	$52.02	$277

(a)	In thousands.

(b)	Weighted average per share.

(c)	Represents stock price appreciation subsequent to the grant date, in millions.

Black-Scholes Model Valuation Assumptions	2013	2012
Dividend yield	2.4%	2.4%
Volatility (a)	22%	23%
Risk-free interest rate (b)	1.4%	1.0%
Expected life in years (c)	5.5	5.5
Stock options grant date fair value	$ 11.14	$ 9.70

(a)	Volatility represents an average of market estimates for implied volatility of Target common stock.

(b)	The risk-free interest rate is an interpolation of the relevant U.S. Treasury security maturities as of each applicable grant date.

(c)	The expected life is estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients' behavior.

Stock Option Exercises (millions)	2014	2013	2012
Cash received for exercise price	$374	$422	$331
Intrinsic value	143	197	139
Income tax benefit	41	77	55

At January 31, 2015, there was $15 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 0.8 years. The weighted average remaining life of exercisable options is 5.0 years, and the weighted average remaining life of all outstanding options is 5.5 years. The total fair value of options vested was $37 million, $53 million and $68 million in 2014, 2013 and 2012, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on certain measures including domestic market share change, return on invested capital and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $73.12, $57.22 and $58.61 in 2014, 2013 and 2012, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 1, 2014	2,870	$55.37
Granted	1,438	73.12
Forfeited	(490)	56.44
Vested	(218)	48.72
January 31, 2015	3,600	$63.16

(a)
Assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding units at January 31, 2015 was 1,136 thousand.

(b)	Weighted average per unit.

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $145 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.2 years. The fair value of performance share units vested and converted was $11 million in 2014, $14 million in 2013 and $16 million in 2012.

Restricted Stock

We issue restricted stock units and performance-based restricted stock units with three-year cliff vesting from the grant date (collectively restricted stock) to certain team members. The final number of shares issued under performance-based restricted stock units will be based on our total shareholder return relative to a retail peer group over a three-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock was $70.50, $62.76 and $60.44 in 2014, 2013 and 2012, respectively.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 1, 2014	3,935	$58.98
Granted	1,992	70.50
Forfeited	(436)	59.11
Vested	(778)	51.77
January 31, 2015	4,713	$65.11

(a)
Represents the number of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria based in thousands of share units. Applying actual or expected payout rates, the number of outstanding restricted stock units at January 31, 2015 was 3,897 thousand.

(b)	Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. At January 31, 2015, there was $154 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested and converted to shares of Target common stock was $40 million, $28 million and $11 million in 2014, 2013 and 2012, respectively.

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
In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 2,800 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering approximately 55 participants, all of whom are no longer at Target. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms. Our total liability under these plans was $539 million and $520 million at January 31, 2015 and February 1, 2014, respectively.
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
The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $11 million, $(5) million and $14 million in 2014, 2013 and 2012, respectively. During 2014, we made no investments in prepaid forward contracts in our own common stock. In 2013, we invested $23 million in such investment instruments, and this activity is included in the Consolidated Statements of Cash Flows within other investing activities. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 23. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
February 1, 2014	1.3	$48.81	$73	$63
January 31, 2015	0.5	$41.11	$38	$21

Plan Expenses
(millions)	2014	2013	2012
401(k) plan matching contributions expense	$220	$229	$218

Nonqualified deferred compensation plans
Benefits expense (a)	52	41	78
Related investment income (b)	(45)	(23)	(43)
Nonqualified plan net expense	$7	$18	$35

(a)	Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.

(b)	Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

26. Pension and Postretirement Health Care Plans

We have qualified defined benefit pension plans covering team members who meet age and service requirements, including date of hire in certain circumstances. Effective January 1, 2009, our U.S. qualified defined benefit pension plan was closed to new participants, with limited exceptions. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on each team members' date of hire, length of service and/or team member compensation. Upon early retirement and prior to Medicare eligibility, team members also become eligible for certain health care benefits if they meet minimum age and service requirements and agree to contribute a portion of the cost.

Change in Projected Benefit Obligation	Pension Benefits				Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2014	2013	2014	2013	2014	2013
Benefit obligation at beginning of period	$3,173	$3,164	$35	$37	$73	$121
Service cost	111	117	1	1	5	6
Interest cost	148	136	1	1	2	2
Actuarial (gain)/loss	556	(125)	9	—	(10)	(3)
Participant contributions	3	1	—	—	4	5
Benefits paid	(147)	(122)	(3)	(4)	(9)	(14)
Plan amendments	—	2	—	—	(9)	(44)
Benefit obligation at end of period	$3,844	$3,173	$43	$35	$56	$73

Change in Plan Assets	Pension Benefits				Postretirement Health Care Benefits
	Qualified Plans		Nonqualified Plans
(millions)	2014	2013	2014	2013	2014	2013
Fair value of plan assets at beginning of period	$3,267	$3,223	$—	$—	$—	$—
Actual return on plan assets	507	161	—	—	—	—
Employer contributions	154	4	3	4	5	9
Participant contributions	3	1	—	—	4	5
Benefits paid	(147)	(122)	(3)	(4)	(9)	(14)
Fair value of plan assets at end of period	3,784	3,267	—	—	—	—
Benefit obligation at end of period	3,844	3,173	43	35	56	73
Funded/(underfunded) status	$(60)	$94	$(43)	$(35)	$(56)	$(73)

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans (a)
(millions)	2014	2013	2014	2013
Other noncurrent assets	$—	$112	$—	$—
Accrued and other current liabilities	(1)	(2)	(8)	(9)
Other noncurrent liabilities	(59)	(16)	(91)	(99)
Net amounts recognized	$(60)	$94	$(99)	$(108)

(a)	Includes postretirement health care benefits.

The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit expense:

Amounts in Accumulated Other Comprehensive Income	Pension Plans		Postretirement Health Care Plans

(millions)	2014	2013	2014	2013
Net actuarial loss	$1,018	$792	$33	$49
Prior service credits	(69)	(80)	(55)	(62)
Amounts in accumulated other comprehensive income	$949	$712	$(22)	$(13)

The following table summarizes the changes in accumulated other comprehensive income for the years ended January 31, 2015 and February 1, 2014, related to our pension and postretirement health care plans:

Change in Accumulated Other Comprehensive Income	Pension Benefits		Postretirement Health Care Benefits

(millions)	Pretax	Net of Tax	Pretax	Net of Tax
February 2, 2013	$856	$517	$24	$15
Net actuarial loss	(52)	(32)	(3)	(2)
Amortization of net actuarial losses	(103)	(62)	(6)	(4)
Amortization of prior service costs and transition	11	7	16	10
Plan amendments	—	—	(44)	(27)
February 1, 2014	712	430	(13)	(8)
Net actuarial gain	291	176	(10)	(6)
Amortization of net actuarial losses	(65)	(40)	(6)	(3)
Amortization of prior service costs and transition	11	7	16	10
Plan amendment	—	—	(9)	(5)
January 31, 2015	$949	$573	$(22)	$(12)

The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit expense in 2015:

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of Tax
Net actuarial loss	$108	$66
Prior service credits	(29)	(18)
Total amortization expense	$79	$48

The following table summarizes our net pension and postretirement health care benefits expense for the years 2014, 2013, and 2012:

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits			Postretirement Health Care Benefits

(millions)	2014	2013	2012	2014	2013	2012
Service cost benefits earned during the period	$112	$118	$121	$5	$6	$10
Interest cost on projected benefit obligation	149	137	139	2	2	3
Expected return on assets	(233)	(235)	(220)	—	—	—
Amortization of losses	65	103	103	6	6	3
Amortization of prior service cost	(11)	(11)	—	(16)	(16)	(10)
Settlement and Special Termination Charges	—	3	—	—	—	—
Total	$82	$115	$143	$(3)	$(2)	$6

Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2014	2013
Accumulated benefit obligation (ABO) for all plans (a)	$3,834	$3,149
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	65	54
Total ABO for pension plans with an ABO in excess of plan assets	56	48

(a)	The present value of benefits earned to date assuming no future salary growth.

(b)	The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

Benefit Obligation Weighted Average Assumptions	Pension Benefits		Postretirement Health Care Benefits
	2014	2013	2014	2013
Discount rate	3.87%	4.77%	2.74%	3.30%
Average assumed rate of compensation increase	3.00	3.00	n/a	n/a

Net Periodic Benefit Expense Weighted Average Assumptions	Pension Benefits			Postretirement Health Care Benefits

	2014	2013	2012	2014	2013	2012
Discount rate	4.77%	4.40%	4.65%	3.30%	2.75%	3.60%
Expected long-term rate of return on plan assets	7.50	8.00	8.00	n/a	n/a	n/a
Average assumed rate of compensation increase	3.00	3.00	3.50	n/a	n/a	n/a

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Based on a stable asset allocation, our most recent compound annual rate of return on qualified plans' assets was 12.1 percent, 8.3 percent, 7.0 percent and 9.7 percent for the 5-year, 10-year, 15-year and 20-year time periods, respectively.
The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.
We review the expected long-term rate of return annually, and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our expected annualized long-term rate of return assumptions as of January 31, 2015 were 8.0 percent for domestic and international equity securities, 5.0 percent for long-duration debt securities, 8.0 percent for balanced funds and 9.5 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance and current market conditions.
An increase in the cost of covered health care benefits of 7.0 percent was assumed for 2014 and 7.0 percent is assumed for 2015. The rate will be reduced to 5.0 percent in 2019 and thereafter.

Health Care Cost Trend Rates – 1% Change (millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit expense	$1	$(1)
Effect on the health care component of the accumulated postretirement benefit obligation	4	(4)

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

Asset Category	Current Targeted	Actual Allocation
	Allocation	2014	2013
Domestic equity securities (a)	19%	19%	21%
International equity securities	12	12	12
Debt securities	25	28	26
Balanced funds	30	31	28
Other (b)	14	10	13
Total	100%	100%	100%

(a)	Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 31, 2015 and February 1, 2014.

(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments and a 4 percent allocation to real estate.

Fair Value Measurements		Fair Value at January 31, 2015				Fair Value at February 1, 2014
(millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$211	$7	$204	$—	$150	$6	$144	$—
Common collective trusts (a)	1,102	—	1,102	—	1,000	—	1,000	—
Government securities (b)	349	—	349	—	282	—	282	—
Fixed income (c)	624	—	624	—	541	—	541	—
Balanced funds (d)	1,152	—	1,152	—	903	—	903	—
Private equity funds (e)	171	—	—	171	221	—	—	221
Other (f)	175	—	51	124	170	—	43	127
Total plan assets	$3,784	$7	$3,482	$295	$3,267	$6	$2,913	$348

(a)	Passively managed index funds with holdings in domestic and international equities.

(b)	Investments in government securities and passively managed index funds with holdings in long-term government bonds.

(c)	Investments in corporate bonds, mortgage-backed securities and passively managed index funds with holdings in long-term corporate bonds.

(d)	Investments in equities, nominal and inflation-linked fixed income securities, commodities and public real estate.

(e)	Includes investments in venture capital, mezzanine and high-yield debt, natural resources and timberland funds.

(f)	Investments in multi-strategy hedge funds (including domestic and international equity securities, convertible bonds and other alternative investments), real estate and derivative investments.

Level 3 Reconciliation		Actual Return on Plan Assets (a)
(millions)	Balance at Beginning of Period	Relating to Assets Still Held at the Reporting Date	Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Balance at End of Period
2013
Private equity funds	$236	$7	$26	$(48)	$—	$221
Other	122	14	1	(10)	—	127
2014
Private equity funds	$221	$(21)	$13	$(42)	$—	$171
Other	127	6	5	(14)	—	124

(a)	Represents realized and unrealized gains (losses) from changes in values of those financial instruments only for the period in which the instruments were classified as Level 3.

Position	Valuation Technique
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

Contributions

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2014, we made a discretionary contribution of $150 million to our qualified defined benefit pension plans. In 2013, we made no contributions. We are not required to make any contributions in 2015. However, depending on investment performance and plan funded status, we may elect to make a contribution. We expect to make contributions in the range of $4 million to $5 million to our postretirement health care benefit plan in 2015.

Estimated Future Benefit Payments (millions)	Pension Benefits	Postretirement Health Care Benefits
2015	$161	$4
2016	170	5
2017	180	5
2018	189	6
2019	197	7
2020-2024	1,113	33

27. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment		Pension and Other Benefit		Total
February 1, 2014	$(25)		$(444)		$(422)		$(891)
Other comprehensive (loss)/income before reclassifications	—		(302)		(165)		(467)
Amounts reclassified from AOCI	3	(a)	730	(b)	26	(c)	759
January 31, 2015	$(22)		$(16)		$(561)		$(599)

(a)	Represents gains and losses on cash flow hedges, net of $2 million of taxes, which are recorded in net interest expense on the Consolidated Statements of Operations.

(b)	Represents Canadian accumulated currency translation adjustments deconsolidated on January 15, 2015. See Note 6 for additional information.

(c)
Represents amortization of pension and other benefit liabilities, net of $17 million of taxes, which is recorded in SG&A expenses on the Consolidated Statements of Operations. See Note 26 for additional information.

28. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions. Effective January 15, 2015, following the deconsolidation of our Canadian retail operation, we operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	2014	2013	2012 (a)
(millions)
Sales	$72,618	$71,279	$71,960
Cost of sales	51,278	50,039	50,568
Selling, general and administrative expenses (f)	14,450	14,285	13,759
Depreciation and amortization	2,129	1,996	2,044
Segment profit	$4,761	$4,959	$5,589
Data Breach-related costs, net of insurance receivable (b)(f)	(145)	(17)	—
Reduction of beneficial interest asset (c)(f)	(53)	(98)	—
Other (d)(f)	(29)	(64)	—
Gain on receivables transaction (e)	—	391	152
Earnings from continuing operations before interest expense and income taxes	4,535	5,170	5,740
Net interest expense	882	1,049	684
Earnings from continuing operations before income taxes	$3,653	$4,121	$5,056
Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a)	Consisted of 53 weeks.

(b)	Refer to Note 17 for more information on Data Breach related costs.

(c)	Refer to Note 7 for more information on TD profit sharing amounts and the reduction of the beneficial interest asset.

(d)
For 2014, includes impairments of $16 million related to undeveloped land in the U.S. and $13 million of expense related to converting co-branded card program to MasterCard. For 2013, includes and $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, and $19 million in impairment charges related to undeveloped land in the U.S.

(e)
Represents the gain on receivables transaction recorded in our Consolidated Statements of Operations, plus, for 2012, the difference between bad debt expense and net write-offs for the fourth quarter. Refer to Note 7 for more information on our credit card receivables transaction.

(f)	The sum of segment SG&A expenses, reduction of beneficial interest asset, Data Breach-related costs and other charges equal consolidated SG&A expenses.

Total Assets by Segment (millions)	January 31, 2015	February 1, 2014
U.S.	$39,495	$38,128
Assets of discontinued operations	1,775	6,254
Unallocated assets (a)	134	171
Total assets	$41,404	$44,553

(a)
At January 31, 2015, represents the beneficial interest asset of $74 million and insurance receivable related to the Data Breach of $60 million. At February 1, 2014, represents the beneficial interest asset of $127 million and insurance receivable related to the Data Breach of $44 million.

29. Subsequent Event

In March 2015, we announced a headquarters workforce reduction. As a result, we expect to record approximately $100 million of severance and other benefits-related charges within SG&A in the first quarter of 2015, the vast majority of which are expected to require cash expenditures.

30. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period from Thanksgiving through the end of December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2014 and 2013:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Sales	$16,657	$16,620	$16,957	$16,841	$17,254	$16,925	$21,751	$20,893	$72,618	$71,279
Cost of sales	11,748	11,510	11,798	11,557	12,171	11,849	15,563	15,124	51,278	50,039
Selling, general and administrative expenses	3,376	3,397	3,599	3,490	3,644	3,632	4,058	3,946	14,676	14,465
Depreciation and amortization	511	491	537	493	535	503	545	508	2,129	1,996
Gain on receivables transaction	—	(391)	—	—	—	—	—	—	—	(391)
Earnings before interest expense and income taxes	1,022	1,613	1,023	1,301	904	941	1,585	1,315	4,535	5,170
Net interest expense	152	610	433	152	146	145	151	142	882	1,049
Earnings from continuing operations before income taxes	870	1,003	590	1,149	758	796	1,434	1,173	3,653	4,121
Provision for income taxes	299	358	199	403	232	273	474	393	1,204	1,427
Net earnings from continuing operations	571	645	391	746	526	523	960	780	2,449	2,694
Discontinued operations, net of tax	(153)	(147)	(157)	(134)	(174)	(182)	(3,600)	(260)	(4,085)	(723)
Net earnings/(loss)	$418	$498	$234	$611	$352	$341	$(2,640)	$520	$(1,636)	$1,971
Basic earnings/(loss) per share
Continuing operations	$0.90	$1.00	$0.62	$1.17	$0.83	$0.83	$1.51	$1.23	$3.86	$4.24
Discontinued operations	(0.24)	(0.23)	(0.25)	(0.21)	(0.28)	(0.29)	(5.64)	(0.41)	(6.44)	(1.14)
Net earnings/(loss) per share	$0.66	$0.78	$0.37	$0.96	$0.55	$0.54	$(4.14)	$0.82	$(2.58)	$3.10
Diluted earnings/(loss) per share
Continuing operations	$0.89	$0.99	$0.61	$1.16	$0.82	$0.82	$1.49	$1.22	$3.83	$4.20
Discontinued operations	(0.24)	(0.23)	(0.25)	(0.21)	(0.27)	(0.29)	(5.59)	(0.41)	(6.38)	(1.13)
Net earnings/(loss) per share	$0.66	$0.77	$0.37	$0.95	$0.55	$0.54	$(4.10)	$0.81	$(2.56)	$3.07
Dividends declared per share	0.43	0.36	0.52	0.43	0.52	0.43	0.52	0.43	1.99	1.65
Closing common stock price:
High	62.54	70.67	61.38	73.32	63.93	71.99	77.13	66.89	77.13	73.32
Low	55.07	60.85	55.34	68.29	57.50	62.13	61.12	56.64	55.07	56.64
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

U.S. Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Household essentials	27%	27%	27%	27%	27%	26%	22%	22%	25%	25%
Hardlines	15	15	15	15	15	15	24	24	18	18
Apparel and accessories	19	20	20	20	19	20	17	17	19	19
Food and pet supplies	23	22	20	20	21	21	19	19	21	21
Home furnishings and décor	16	16	18	18	18	18	18	18	17	17
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	As a percentage of sales.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Changes in Internal Control Over Financial Reporting

We have continued to expand our implementation of enterprise resource planning software from SAP AG, including the implementation in October 2014 of functionality of customer relationship management. There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

On March 13, 2015, we entered into an Aircraft Time Sharing Agreement with Brian C. Cornell, our chief executive officer, with respect to Mr. Cornell’s personal use of company-provided aircraft.  The agreement was entered into in furtherance of the terms of the offer of employment to Mr. Cornell described in the Offer Letter filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 27, 2014, and is intended to require Mr. Cornell to reimburse us for the incremental costs of using company-provided aircraft for personal purposes, if such personal use exceeds the $175,000 annual limitation described in the offer letter.

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 27, 2015. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

The following sections of Target's Proxy Statement to be filed on or about April 27, 2015, are incorporated herein by reference:

•	Item One--Election of Directors

•	Stock Ownership Information--Section 16(a) Beneficial Ownership Reporting Compliance

•	General Information About Corporate Governance and the Board of Directors

◦	Business Ethics and Conduct

◦	Committees

•	Questions and Answers About Our Annual Meeting and Voting-Question 14

See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

The following sections of Target's Proxy Statement to be filed on or about April 27, 2015, are incorporated herein by reference:

•	Compensation Discussion and Analysis

•	Compensation Tables

•	Compensation Committee Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of Target's Proxy Statement to be filed on or about April 27, 2015, are incorporated herein by reference:

•	Stock Ownership Information--

◦	Beneficial Ownership of Directors and Officers

◦	Beneficial Ownership of Target’s Largest Shareholders

•	Compensation Tables--Equity Compensation Plan Information

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following sections of Target's Proxy Statement to be filed on or about April 27, 2015, are incorporated herein by reference:

•	General Information About Corporate Governance and the Board of Directors--

◦	Policy on Transactions with Related Persons

◦	Director Independence

◦	Committees

Item 14.    Principal Accountant Fees and Services

The following section of Target's Proxy Statement to be filed on or about April 27, 2015, is incorporated herein by reference:

•	Ratification of Appointment of Ernst & Young LLP As Independent Registered Public Accounting Firm-Audit and Non-Audit Fees

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)	Financial Statements

•	Consolidated Statements of Operations for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Financial Position at January 31, 2015 and February 1, 2014

•	Consolidated Statements of Cash Flows for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Consolidated Statements of Shareholders' Investment for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)	Exhibits

(2)A	†	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (1)
B	†	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (2)
C		Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (3)
D		Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (4)
E	†	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (5)
F	‡	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (6)
G	‡	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (7)
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (8)
B		By-Laws (as amended through September 9, 2009) (9)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (10)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (11)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (12)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (13)
C	*	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011) (14)
D	*	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011) (15)
E	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (16)
F	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (17)
G	*	Target Corporation Officer EDCP (2015 Plan Statement) (as amended and restated effective January 1, 2015)
H	*	Target Corporation Deferred Compensation Plan Directors (18)
I	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013) (19)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011) (20)
K	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010 (21)
L	*	Director Retirement Program (22)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (23)
N	*	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (24)

O		Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (25)
P		Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (26)
Q		Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (27)
R		Third Amendment dated January 5, 2015 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein
S		DIP Facility Term Sheet dated January 14, 2015 among Target Corporation, as DIP Lender, and Target Canada Co. and its subsidiaries listed therein
T	w	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (28)
U	*	Target Corporation 2011 Long-Term Incentive Plan (29)
V	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement
W	*	Form of Executive Restricted Stock Unit Agreement
X	*	Form of Executive Performance-Based Restricted Stock Unit Agreement
Y	*	Form of Executive Performance Share Unit Agreement
Z	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (30)
AA	*	Form of Non-Employee Director Restricted Stock Unit Agreement
BB	*	Form of Cash Retention Award (31)
CC	*	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014 (32)
DD	*	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014 (33)
EE	*	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014 (34)
FF	*	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014 (35)
GG	*	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014 (36)
HH	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

w	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit (2)A to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(2)	Incorporated by reference to Exhibit (2)B to Target's Form 10-K Report for the year ended January 28, 2012.

(3)	Incorporated by reference to Exhibit (2)C to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(4)	Incorporated by reference to Exhibit (2)D to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(5)	Incorporated by reference to Exhibit (2)E to Target's Form 10-K Report for the year ended February 2, 2013.

(6)	Incorporated by reference to Exhibit (2)E to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(7)	Incorporated by reference to Exhibit (2)G to Target's Form 8-K Report filed March 13, 2013.

(8)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.

(9)	Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed September 10, 2009.

(10)	Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.

(11)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.

(12)	Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 30, 2012.

(13)	Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(14)	Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(15)	Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(16)	Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 1, 2014.

(17)	Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(18)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.

(19)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 1, 2014.

(20)	Incorporated by reference to Exhibit (10)J to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(21)	Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.

(22)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.

(23)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.

(24)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(25)	Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(26)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(27)	Incorporated by reference to Exhibit (10)Y to Target’s Form 10-Q Report for the quarter ended November 2, 2013.

(28)	Incorporated by reference to Exhibit (10)X to Target’s Form 10-Q/A Report for the quarter ended May 4, 2013.

(29)	Incorporated by reference to Appendix A to Target's Proxy Statement filed April 28, 2011.

(30)	Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.

(31)	Incorporated by reference to Exhibit (10)W to Target’s Form 10-K Report for year ended February 2, 2013.

(32)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(33)	Incorporated by reference to Exhibit (10)BB to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(34)	Incorporated by reference to Exhibit (10)CC to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(35)	Incorporated by reference to Exhibit (10)DD to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(36)	Incorporated by reference to Exhibit (10)EE to Target's Form 10-Q Report for the quarter ended August 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 13, 2015		John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 13, 2015	Brian C. Cornell Chairman of the Board and Chief Executive Officer

Dated: March 13, 2015	John J. Mulligan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

ROXANNE S. AUSTIN DOUGLAS M. BAKER, JR. CALVIN DARDEN HENRIQUE DE CASTRO JAMES A. JOHNSON	MARY E. MINNICK ANNE M. MULCAHY DERICA W. RICE KENNETH L. SALAZAR JOHN G. STUMPF	Constituting a majority of the Board of Directors

John J. Mulligan, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 13, 2015		John J. Mulligan Attorney-in-fact

Exhibit Index

Exhibit	Description	Manner of Filing
(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)B	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)E	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)F	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(2)G	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)
Incorporated by Reference
(4)C	Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.	Filed Electronically
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)E	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2015 Plan Statement) (as amended and restated effective January 1, 2015)	Filed Electronically
(10)H	Target Corporation Deferred Compensation Plan Directors	Incorporated by Reference
(10)I	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)K	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010)	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference

(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)O	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)P	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)Q	Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)R	Third Amendment dated January 5, 2015 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Filed Electronically
(10)S	DIP Facility Term Sheet dated January 14, 2015 among Target Corporation, as DIP Lender, and Target Canada Co. and its subsidiaries listed therein	Filed Electronically
(10)T	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.	Incorporated by Reference
(10)U	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)V	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement	Filed Electronically
(10)W	Form of Executive Restricted Stock Unit Agreement	Filed Electronically
(10)X	Form of Executive Performance-Based Restricted Stock Unit Agreement	Filed Electronically
(10)Y	Form of Executive Performance Share Unit Agreement	Filed Electronically
(10)Z	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)AA	Form of Non-Employee Director Restricted Stock Unit Agreement	Filed Electronically
(10)BB	Form of Cash Retention Award	Incorporated by Reference
(10)CC	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014	Incorporated by Reference
(10)DD	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014	Incorporated by Reference
(10)EE	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014	Incorporated by Reference
(10)FF	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Incorporated by Reference
(10)GG	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Incorporated by Reference
(10)HH	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell	Filed Electronically
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically
(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically