Form 10-Q
period 2015-05-02
TARGET CORP
filed 2015-05-28
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 22, 2015 were 638,491,711.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 2, 2015	May 3, 2014
Sales	$17,119	$16,657
Cost of sales	11,911	11,748
Selling, general and administrative expenses	3,514	3,376
Depreciation and amortization	540	511
Earnings from continuing operations before interest expense and income taxes	1,154	1,022
Net interest expense	155	152
Earnings from continuing operations before income taxes	999	870
Provision for income taxes	348	299
Net earnings from continuing operations	651	571
Discontinued operations, net of tax	(16)	(153)
Net earnings	$635	$418
Basic earnings per share
Continuing operations	$1.02	$0.90
Discontinued operations	(0.03)	(0.24)
Net earnings per share	$0.99	$0.66
Diluted earnings per share
Continuing operations	$1.01	$0.89
Discontinued operations	(0.03)	(0.24)
Net earnings per share	$0.98	$0.66
Weighted average common shares outstanding
Basic	640.9	633.3
Dilutive impact of share-based awards	5.5	4.9
Diluted	646.4	638.2
Antidilutive shares	—	5.3

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 2, 2015	May 3, 2014
Net earnings	$635	$418
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $71 and $4	109	7
Currency translation adjustment and cash flow hedges, net of taxes of $0 and $1	—	62
Other comprehensive income	109	69
Comprehensive income	$744	$487

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	May 2, 2015	January 31, 2015	May 3, 2014
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $2,073, $1,520 and $3	$2,768	$2,210	$677
Inventory	8,610	8,790	7,905
Assets of discontinued operations	148	1,333	718
Other current assets	1,672	1,754	1,723
Total current assets	13,198	14,087	11,023
Property and equipment
Land	6,135	6,127	6,146
Buildings and improvements	26,636	26,614	25,991
Fixtures and equipment	5,011	5,346	4,909
Computer hardware and software	2,395	2,553	2,138
Construction-in-progress	576	424	906
Accumulated depreciation	(14,975)	(15,106)	(13,756)
Property and equipment, net	25,778	25,958	26,334
Noncurrent assets of discontinued operations	458	442	5,605
Other noncurrent assets	1,012	917	1,080
Total assets	$40,446	$41,404	$44,042
Liabilities and shareholders’ investment
Accounts payable	$6,799	$7,759	$6,519
Accrued and other current liabilities	3,673	3,783	3,626
Current portion of long-term debt and other borrowings	112	91	1,466
Liabilities of discontinued operations	64	103	429
Total current liabilities	10,648	11,736	12,040
Long-term debt and other borrowings	12,654	12,705	11,391
Deferred income taxes	1,359	1,321	1,300
Noncurrent liabilities of discontinued operations	207	193	1,321
Other noncurrent liabilities	1,404	1,452	1,504
Total noncurrent liabilities	15,624	15,671	15,516
Shareholders’ investment
Common stock	53	53	53
Additional paid-in capital	5,170	4,899	4,512
Retained earnings	9,441	9,644	12,743
Accumulated other comprehensive loss
Pension and other benefit liabilities	(452)	(561)	(415)
Currency translation adjustment and cash flow hedges	(38)	(38)	(407)
Total shareholders’ investment	14,174	13,997	16,486
Total liabilities and shareholders’ investment	$40,446	$41,404	$44,042

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 638,408,643, 640,213,987 and 633,613,396 shares issued and outstanding at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at May 2, 2015, January 31, 2015 or May 3, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 2, 2015	May 3, 2014
Operating activities
Net earnings	$635	$418
Losses from discontinued operations, net of tax	(16)	(153)
Net earnings from continuing operations	651	571
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	540	511
Share-based compensation expense	26	20
Deferred income taxes	18	(37)
Noncash (gains)/losses and other, net	(70)	(13)
Changes in operating accounts:
Inventory	180	372
Other assets	138	127
Accounts payable and accrued liabilities	(766)	(736)
Cash provided by operating activities—continuing operations	717	815
Cash provided by/ (required for) operating activities—discontinued operations	834	(295)
Cash provided by operations	1,551	520
Investing activities
Expenditures for property and equipment	(352)	(471)
Proceeds from disposal of property and equipment	6	5
Other investments	21	18
Cash required for investing activities—continuing operations	(325)	(448)
Cash provided by/ (required for) investing activities—discontinued operations	19	(90)
Cash required for investing activities	(306)	(538)
Financing activities
Change in commercial paper, net	—	306
Reductions of long-term debt	(14)	(31)
Dividends paid	(333)	(272)
Repurchase of stock	(477)	—
Prepayment of accelerated share repurchase	(120)	—
Stock option exercises and related tax benefit	257	26
Cash (required for)/ provided by financing activities	(687)	29
Effect of exchange rate changes on cash and cash equivalents	—	9
Net increase in cash and cash equivalents	558	20
Cash and cash equivalents at beginning of period (a)	2,210	695
Cash and cash equivalents at end of period (b)	$2,768	$715

(a) Includes cash of our discontinued operations of $25 million for the three months ended May 3, 2014.
(b) Includes cash of our discontinued operations of $37 million for the three months ended May 3, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Net earnings	—	—	—	(1,636)	—	(1,636)
Other comprehensive income	—	—	—	—	292	292
Dividends declared	—	—	—	(1,273)	—	(1,273)
Repurchase of stock	(0.8)	—	—	(46)	—	(46)
Stock options and awards	8.1	—	429	—	—	429
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
(unaudited)
Net earnings	—	—	—	635	—	635
Other comprehensive income	—	—	—	—	109	109
Dividends declared	—	—	—	(335)	—	(335)
Repurchase of stock	(5.9)	—	—	(483)	—	(483)
Stock to be received upon settlement of ASR	—	—	—	(20)	—	(20)
Stock options and awards	4.1	—	271	—	—	271
May 2, 2015	638.4	$53	$5,170	$9,441	$(490)	$14,174

We declared $0.52 and $0.43 per share dividends for the three months ended May 2, 2015 and May 3, 2014, respectively, and $1.99 for the fiscal year ended January 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2014 Form 10-K.  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Canada Exit

Background

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), comprising substantially all of our Canadian operations and our historical Canadian Segment, filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court) and were deconsolidated. The Canada Subsidiaries are executing a liquidation process. As of May 2, 2015, all stores have been closed.

Loss on Discontinued Operations (millions)	Three Months Ended
	May 2, 2015	May 3, 2014
Sales	$—	$393
Cost of sales	—	319
SG&A expenses	—	218
Depreciation and amortization	—	67
Interest expense	—	19
Pretax loss from operations	—	(230)
Pretax exit costs (a)	(34)	—
Income taxes	18	77
Loss on discontinued operations	$(16)	$(153)
(a) The pretax exit costs primarily related to our ongoing support of the liquidation process, other professional fees, and a $4 million payment to the Canadian employee trust.

Recorded Assets and Liabilities

Assets and Liabilities of Discontinued Operations (millions)
	May 2, 2015	January 31, 2015		May 3, 2014
Income tax benefit	$264	$1,430	Inventory	$544
Receivables from Canada Subsidiaries	342	326	Property and equipment, net	5,025
Receivables under the debtor-in-possession credit facility	—	19	Other	754
Total assets	$606	$1,775	Total assets	$6,323
			Capital lease obligations	$1,233
Accrued liabilities	$271	$296	Accounts payable and other liabilities	517
Total liabilities	$271	$296	Total liabilities	$1,750

Accrued liabilities include estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada.

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

DIP Financing

In conjunction with the Filing, the Court approved Target's agreement to provide a debtor-in-possession credit facility (the DIP facility) to the Canada Subsidiaries, which provides for borrowings under the facility up to $175 million. As of January 31, 2015, there was $19 million drawn and outstanding under the DIP facility, which was fully repaid in the first quarter of 2015. No amounts were drawn on the facility during the first quarter of 2015, and we do not expect any additional amounts to be drawn under the facility before it expires.

Income Taxes

During the fourth quarter of 2014, we recognized a tax benefit of $1,627 million in discontinued operations. The majority of this tax benefit has been received in the first quarter of 2015, and we expect to use substantially all of the remainder to reduce our 2015 estimated tax payments.

3. Restructuring Initiatives

In March 2015, we announced a headquarters workforce reduction intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $103 million of severance and other benefits-related charges within SG&A in the first quarter of 2015. The vast majority of these expenses will require cash expenditures by the end of the second quarter of 2015. These costs were not included in our segment results.

First Quarter Restructuring Costs (millions)	2015
Severance	$99
Pension and other	4
Total	$103

Accruals for restructuring costs are included in other current liabilities as of May 2, 2015 as follows:

Restructuring-Related Liabilities (millions)	Severance	Pension and Other	Total
Restructuring liability as of January 31, 2015	$—	$—	$—
Charges during period	99	4	103
Paid or otherwise settled	(28)	(4)	(32)
Restructuring liability as of May 2, 2015	$71	$—	$71

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Cash and cash equivalents
Short-term investments	Level 1	$2,073	$1,520	$3
Other current assets
Interest rate swaps(a)	Level 2	—	—	1
Prepaid forward contracts	Level 1	35	38	80
Beneficial interest asset	Level 3	35	43	62
Other noncurrent assets
Interest rate swaps(a)	Level 2	46	65	56
Company-owned life insurance investments(b)	Level 2	332	322	313
Beneficial interest asset	Level 3	25	31	46
Liabilities
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	20	24	35
(a)  See Note 7 for additional information on interest rate swaps.
(b)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $781 million at May 2, 2015, $773 million at January 31, 2015 and $800 million at May 3, 2014.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	May 2, 2015		January 31, 2015		May 3, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,947	$13,542	$11,946	$14,089	$12,064	$13,721
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

5. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended
(dollars in millions)	May 2, 2015	May 3, 2014
Maximum daily amount outstanding during the period	$—	$590
Average daily amount outstanding during the period	—	279
Amount outstanding at period-end	—	386
Weighted average interest rate	—%	0.10%

6. Data Breach

In the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach). Based on our investigation, we believe that the intruder installed malware on our point-of-sale system in our U.S. stores and stole payment card data from up to approximately 40 million credit and debit card accounts of guests who shopped at our U.S. stores between November 27 and December 17, 2013. In addition, the intruder stole certain guest information, including names, mailing addresses, phone numbers or email addresses, for up to 70 million individuals.

Data Breach Related Accruals

Each of the four major payment card networks has made a written claim against us regarding the Data Breach, either directly or through our acquiring banks. During the first quarter of 2015, we entered into a settlement agreement with MasterCard which was conditioned on the acceptance by issuers of at least 90 percent of the eligible MasterCard accounts by May 20, 2015. The issuers of the minimum percentage of eligible MasterCard accounts did not accept their alternative recovery offers by the deadline. We expect to dispute the claims that have been or may be made against us by the payment card networks regarding the Data Breach, including claims by MasterCard, and we think it is probable that our disputes would lead to settlement negotiations. We believe such negotiations would effect a combined settlement of the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations.

In addition, more than 100 actions were filed in courts in many states on behalf of guests, payment card issuing banks, and shareholders, seeking damages or other related relief allegedly arising out of the Data Breach.  The federal court actions (the “MDL Actions”) have been consolidated in the U.S. District Court for the District of Minnesota (“MDL Court”) pursuant to the rules governing multidistrict litigation and one remaining state court action has been stayed.  In March 2015, Target entered into a Settlement Agreement that, upon approval of the MDL Court, will resolve and dismiss the claims asserted in the MDL Actions on behalf of a class of guests whose information was compromised in the Data Breach. Pursuant to the Settlement Agreement, Target has agreed to pay $10 million to class member guests, certain administrative costs associated with the settlement, and attorneys’ fees and expenses to class counsel as the Court may award. The claims asserted by payment card issuing banks and shareholders in the MDL Actions remain pending.  One action was filed in Canada relating to the Data Breach.  That action was dismissed, but is being appealed. State and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC, are investigating events related to the Data Breach, including how it occurred, its consequences and our responses.

Our accrual for estimated probable losses for what we believe to be the vast majority of actual and potential Data Breach related claims is based on the expectation of reaching negotiated settlements, and not on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. Given the varying stages of claims and related proceedings, and the inherent uncertainty surrounding them, our estimates involve significant judgment and are based on currently available information, historical precedents and an assessment of the validity of certain claims. Our estimates may change as new information becomes available, and although we do not believe it is probable, it is reasonably possible that we may incur a material loss in excess of the amount accrued. We are not able to estimate the amount of such reasonably possible excess loss exposure at this time because many of the matters are in the early stages, alleged damages have not been specified, and there are significant factual and legal issues to be resolved.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	26	8
Payments made/received	(35)	(13)
Balance at May 3, 2014	52	39
Expenses incurred/insurance receivable recorded (a)	165	38
Payments made/received	(46)	(17)
Balance at January 31, 2015	171	60
Expenses incurred/insurance receivable recorded (a)	3	—
Payments made/received	(7)	(5)
Balance at May 2, 2015	167	55
(a) Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

We recorded $3 million and $26 million of pretax Data Breach-related expenses during the three months ended May 2, 2015 and May 3, 2014, respectively, partially offset by expected insurance recoveries of $8 million during the three months ended May 3, 2014. These expenses primarily related to legal and other professional services and were included in our Consolidated Statements of Operations as Selling, General and Administrative Expenses (SG&A), but were not part of our segment results.

Since the Data Breach, we have incurred $256 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $166 million.

Insurance Coverage

To limit our exposure to losses relating to Data Breach and other claims, we maintain $100 million of network-security insurance coverage, above a $10 million deductible and with a $50 million sublimit for settlements with the payment card networks. This coverage, and certain other customary business-insurance coverage, has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. Since the Data Breach, we have received $35 million from our network-security insurance carriers of the $90 million accrued.

7. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which are used to mitigate interest rate risk. As a result of our use of derivative instruments, we have counterparty credit exposure to large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 4 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of May 2, 2015, three swaps were designated as fair value hedges. In March 2014, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. Including this swap, we had two swaps designated as fair value hedges at May 3, 2014. No ineffectiveness was recognized during the three months ended May 2, 2015 or May 3, 2014.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended
Type of Contract	Classification of (Income)/Expense	May 2, 2015	May 3, 2014
Interest rate swaps	Net interest expense	$(9)	$(5)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $29 million, $34 million and $48 million, at May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

8. Share Repurchase

We repurchase shares primarily through open market transactions under a $5 billion share repurchase program authorized by our Board of Directors in January 2012.

During the first quarter of 2015, we entered into an accelerated share repurchase agreement (ASR) to repurchase $200 to $300 million of our common stock under the existing share repurchase program. Under the agreement, we prepaid $300 million and received an initial delivery of 2.2 million shares, which were retired, resulting in a $180 million reduction to shareholders' investment. Because the minimum repurchase will be $200 million, as of May 2, 2015, $20 million is included as an additional reduction to shareholders' investment and $100 million is included in other current assets in the Consolidated Statement of Financial Position. The ASR is not accounted for as a derivative instrument.

In May 2015, the contract was settled and we received an additional 1.1 million shares, which were retired, and $35 million for the remaining amount not settled in shares. We repurchased a total of 3.3 million shares under the ASR for a total cash investment of $265 million ($80.74 per share).

Share Repurchases (excluding ASR)	Three Months Ended
(millions, except per share data)	May 2, 2015 (a)	May 3, 2014
Total number of shares purchased	3.7	—
Average price paid per share	$80.85	$—
Total investment	$300	$—
Note: Accelerated share repurchase activity is omitted because the transaction was not fully settled as of May 2, 2015.
(a) Includes 0.1 million shares delivered upon the noncash settlement of prepaid contracts which had an original cash investment of $3 million and an aggregate market value at their settlement dates of $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 9 provides the details of our positions in prepaid forward contracts.

9. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits		Postretirement Health Care Benefits
	Three Months Ended		Three Months Ended
(millions)	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Service cost	$28	$28	$1	$1
Interest cost	38	38	—	1
Expected return on assets	(65)	(58)	—	—
Amortization of losses	23	16	1	1
Amortization of prior service cost	(3)	(3)	(4)	(4)
Settlement charges	2	—	—	—
Total	$23	$21	$(2)	$(1)

As a result of the restructuring initiatives discussed in Note 3, we remeasured the assets and liabilities of our largest pension plan as of March 9, 2015. The remeasurement resulted in a $208 million reduction to the projected benefit obligation, primarily resulting from a 41 basis point increase in the discount rate used, and a $47 million reduction of plan assets. Subsequent to the remeasurement, the pension plan was overfunded, with plan assets of $3,725 million exceeding the projected benefit obligation of $3,604 million. We expect this remeasurement will reduce 2015 pension expense by $26 million, $3 million of which was recognized during the first quarter.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $3 million and $7 million for the three months ended May 2, 2015 and May 3, 2014, respectively. During the three months ended May 2, 2015 and May 3, 2014, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 8. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
May 2, 2015	0.4	$41.13	$35	$18
January 31, 2015	0.5	$41.11	$38	$21
May 3, 2014	1.3	$48.81	$80	$63

10. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
February 1, 2014	$(25)		$(444)	$(422)		$(891)
Other comprehensive income before reclassifications	—		61	—		61
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
May 3, 2014	$(24)		$(383)	$(415)		$(822)

January 31, 2015	$(22)		$(16)	$(561)		$(599)
Other comprehensive (loss)/income before reclassifications	—		(1)	99		98
Amounts reclassified from AOCI	1	(a)	—	10	(b)	11
May 2, 2015	$(21)		$(17)	$(452)		$(490)
(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes for both three months ended May 2, 2015 and May 3, 2014, which is recorded in net interest expense on the Consolidated Statements of Operations.
(b) Represents amortization of pension and other benefit liabilities, net of $7 million and $4 million of taxes for the three months ended May 2, 2015 and May 3, 2014, respectively.

11. Segment Reporting

Our segment measure of profit is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	Three Months Ended
(millions)	May 2, 2015	May 3, 2014
Sales	$17,119	$16,657
Cost of sales	11,911	11,748
Gross margin	5,208	4,909
Selling, general and administrative expenses (a)(e)	3,407	3,345
Depreciation and amortization	540	511
Segment profit	$1,261	$1,053
Restructuring costs (b)(e)	(103)	—
Data Breach related costs (c)(e)	(3)	(18)
Card brand conversion costs (d)(e)	—	(13)
Earnings from continuing operations before interest expense and income taxes	1,154	1,022
Net interest expense	155	152
Earnings from continuing operations before income taxes	$999	$870
Note: Amounts may not foot due to rounding.
(a) Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised.
(b) Refer to Note 3 for more information on restructuring costs.
(c) Refer to Note 6 for more information on Data Breach related costs.
(d) Expense related to converting co-branded card program to MasterCard.
(e) The sum of segment SG&A expenses, restructuring costs, Data Breach related costs and card brand conversion costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	May 2, 2015	January 31, 2015	May 3, 2014
Segment assets	$39,785	$39,569	$37,680
Assets of discontinued operations	606	1,775	6,323
Unallocated assets (a)	55	60	39
Total assets	$40,446	$41,404	$44,042
(a) Represents the insurance receivable related to the Data Breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2015 includes the following notable items:

•	GAAP earnings per share were $0.98, including dilution of $(0.03) related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $1.10.

•	First quarter comparable sales grew 2.3 percent, driven by growth in both transactions and basket size.

•	Digital channel sales increased by 37.8 percent, contributing 0.8 percentage points to comparable sales growth.

•
We returned cash through share repurchase for the first time since the second quarter of 2013, with purchases of $562 million in shares of common stock in the first quarter. Including dividends, we returned $895 million to shareholders in the first quarter, more than 140% of net income.

Sales were $17,119 million for the three months ended May 2, 2015, an increase of $462 million or 2.8 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $717 million and $815 million for the three months ended May 2, 2015 and May 3, 2014, respectively.

Earnings Per Share from Continuing Operations	Three Months Ended
	May 2, 2015	May 3, 2014	Change
GAAP diluted earnings per share	$1.01	$0.89	12.6%
Adjustments	0.10	0.03
Adjusted diluted earnings per share	$1.10	$0.92	19.6%
Note:  Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain matters not related to our routine retail operations and the impact of our discontinued Canadian operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

Beginning this quarter, we are reporting after-tax return on invested capital (ROIC) for continuing operations. We believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended May 2, 2015, ROIC was 12.5 percent, compared with 11.9 percent for the twelve months ended May 3, 2014. A reconciliation of ROIC is provided on page 20.

Analysis of Results of Operations

Segment Results

	Three Months Ended
(dollars in millions)	May 2, 2015	May 3, 2014	Percent Change
Sales	$17,119	$16,657	2.8%
Cost of sales	11,911	11,748	1.4
Gross margin	5,208	4,909	6.1
SG&A expenses (a)	3,407	3,345	1.9
EBITDA	1,801	1,564	15.1
Depreciation and amortization	540	511	5.5
EBIT	$1,261	$1,053	19.7%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense, Data Breach related costs and certain other expenses which are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices. Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised. See Note 11 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) For the three months ended May 2, 2015 and May 3, 2014, SG&A includes $152 million and $149 million, respectively, of net profit-sharing income under our credit card program agreement.

Rate Analysis	Three Months Ended
	May 2, 2015	May 3, 2014
Gross margin rate	30.4%	29.5%
SG&A expense rate	19.9	20.1
EBITDA margin rate	10.5	9.4
Depreciation and amortization expense rate	3.2	3.1
EBIT margin rate	7.4	6.3
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital channels, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites, including those of acquired entities from the date of acquisition. Digital channel sales may be fulfilled through our distribution centers or our stores.

Sales by Channel	Three Months Ended
	May 2, 2015	May 3, 2014
Stores	97.2%	97.9%
Digital	2.8	2.1
Total	100%	100%

Sales by Product Category	Three Months Ended
	May 2, 2015	May 3, 2014
Household essentials	28%	27%
Hardlines	14	15
Apparel and accessories	20	19
Food and pet supplies	22	23
Home furnishings and décor	16	16
Total	100%	100%

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

Comparable Sales	Three Months Ended
	May 2, 2015	May 3, 2014
Comparable sales change	2.3%	(0.3)%
Drivers of change in comparable sales
Number of transactions	0.9	(2.3)
Average transaction amount	1.4	2.1
Selling price per unit	5.1	1.8
Units per transaction	(3.6)	0.3
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended
	May 2, 2015	May 3, 2014
Stores channel comparable sales change	1.5%	(0.7)%
Digital channel contribution to comparable sales change	0.8	0.5
Total comparable sales change	2.3%	(0.3)%
Note: Amounts may not foot due to rounding.

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

REDcard Penetration	Three Months Ended
	May 2, 2015	May 3, 2014
Target Debit Card	12.0%	11.3%
Target Credit Cards	9.4	9.1
Total REDcard Penetration	21.5%	20.4%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three months ended May 2, 2015, our gross margin rate was 30.4 percent compared with 29.5 percent in the comparable period last year. The increase was primarily due to lower promotional activity relative to the highly promotional period in 2014 following the Data Breach, a favorable category sales mix and lower clearance markdowns, partially offset by the impact of increased digital channel sales mix.

Selling, General and Administrative Expense Rate

For the three months ended May 2, 2015, our SG&A expense rate was 19.9 percent, decreasing from 20.1 percent in the comparable period last year. The decrease primarily resulted from cost savings initiatives, partially offset by investments in technology.

Store Data

Change in Number of Stores	Three Months Ended
	May 2, 2015	May 3, 2014
Beginning store count	1,790	1,793
Opened	5	4
Closed	—	(8)
Ending store count	1,795	1,789
Number of stores remodeled during the period	—	13

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	May 2, 2015	January 31, 2015	May 3, 2014	May 2, 2015	January 31, 2015	May 3, 2014
Expanded food assortment stores	1,295	1,292	1,261	167,437	167,026	162,954
SuperTarget stores	249	249	249	44,151	44,151	44,152
General merchandise stores	240	240	271	27,945	27,945	31,618
CityTarget stores	8	8	8	820	820	820
TargetExpress stores	3	1	—	61	21	—
Total	1,795	1,790	1,789	240,414	239,963	239,544
(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to segment selling, general and administrative expenses, we recorded certain other expenses during the three months ended May 2, 2015 and May 3, 2014. For the three months ended May 2, 2015, these expenses included $103 million of restructuring costs and $3 million of Data Breach-related costs. For the three months ended May 3, 2014, these expenses included $18 million of Data Breach-related costs, net of expected insurance proceeds, and $13 million of costs related to plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards in 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 19.

Net Interest Expense

Net interest expense from continuing operations was $155 million for the three months ended May 2, 2015, compared to $152 million for the three months ended May 3, 2014.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended May 2, 2015 was 34.8 percent compared with 34.4 percent for the three months ended May 3, 2014. The increase was due to a variety of factors, none of which was individually significant.

Discontinued Operations

See Note 2 of the Financial Statements for information regarding our Canada exit.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes restructuring costs, net expenses related to the 2013 data breach and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate Adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies. Prior year amounts have been revised to present Adjusted EPS on a continuing operations basis.

Adjusted EPS	Three Months Ended
	May 2, 2015			May 3, 2014
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.01			$0.89
Adjustments
Restructuring costs (a)	$103	$64	$0.10	$—	$—	$—
Data Breach-related costs (b)	3	$2	$—	18	11	0.02
Card brand conversion costs (c)	—	—	—	13	8	0.01
Resolution of income tax matters	—	(3)	—	—	(1)	—
Adjusted diluted earnings per share from continuing operations			$1.10			$0.92
Note: Amounts may not foot due to rounding. Beginning with the first quarter 2015, we no longer exclude the reduction of the beneficial interest asset from Adjusted EPS because it is no longer meaningful. For comparison purposes, prior year Adjusted EPS has been revised.
(a) Refer to Note 3 in the Financial Statements for more information on restructuring costs.
(b) Refer to Note 6 in the Financial Statements for more information on Data Breach related costs.
(c) Expense related to converting the co-branded REDcard program to MasterCard.

We have also disclosed after-tax return on invested capital for continuing operations (ROIC), which is a ratio based on GAAP information, with the exception of adjustments made to capitalize operating leases. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors. We believe this metric provides a meaningful measure of the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently than we do, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions) (unaudited)	May 2, 2015	May 3, 2014
Earnings from continuing operations before interest expense and income taxes	$4,667	$4,579
+ Operating lease interest (a)(b)	90	95
Adjusted earnings from continuing operations before interest expense and income taxes	4,756	4,674
- Income taxes (c)	1,575	1,604
Net operating profit after taxes	$3,181	$3,070

Denominator (dollars in millions) (unaudited)	May 2, 2015	May 3, 2014	May 4, 2013
Current portion of long-term debt and other borrowings	$112	$1,466	$522
+ Noncurrent portion of long-term debt	12,654	11,391	12,389
+ Shareholders' equity	14,174	16,486	16,520
+ Capitalized operating lease obligations (b)(d)	1,495	1,587	1,668
- Cash and cash equivalents	2,768	677	1,798
- Net assets of discontinued operations	335	4,573	3,412
Invested capital	$25,332	$25,680	$25,890
Average invested capital (e)	$25,506	$25,785

After-tax return on invested capital	12.5%	11.9%
(a) Represents the add-back to operating income driven by the hypothetical capitalization of our operating leases, using eight times our trailing twelve months rent expense and an estimated interest rate of six percent.
(b) See the following Reconciliation of Capitalized Operating Leases table for the adjustments to our GAAP total rent expense to obtain the hypothetical capitalization of operating leases and related operating lease interest.
(c) Calculated using the effective tax rate for continuing operations, which was 33.1% and 34.3% for the trailing twelve months ended May 2, 2015 and May 3, 2014.
(d) Calculated as eight times our trailing twelve months rent expense.
(e) Average based on the invested capital at the end of the current period and the invested capital at the end of the prior period.

Capitalized operating lease obligations and operating lease interest are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is total rent expense. Capitalized operating lease obligations and operating lease interest should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions) (unaudited)	May 2, 2015	May 3, 2014	May 4, 2013
Total rent expense	$187	$199	$209
Capitalized operating lease obligations (Total rent expense x 8)	1,495	1,587	1,668
Operating lease interest (Capitalized operating lease obligations x 6%)	90	95	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $2,768 million at May 2, 2015 compared with $677 million for the same period in 2014. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first three months of 2015 were funded by internally generated funds. Operating cash flow provided by continuing operations was $717 million for the three months ended May 2, 2015 compared with $815 million for the same period in 2014. These cash flows, combined with our prior year-end cash position, allowed us to invest in the business, pay dividends and resume repurchasing shares under our share repurchase program.

Share Repurchases

During the three months ended May 2, 2015, we repurchased 3.7 million shares of our common stock for a total investment of $300 million ($80.85 per share), not including the $300 million prepayment under the accelerated share repurchase agreement described in Note 8 of the Financial Statements. We did not repurchase any shares during the three months ended May 3, 2014.

Dividends

We paid dividends totaling $333 million ($0.52 per share) and $272 million ($0.43 per share)for the three months ended May 2, 2015 and May 3, 2014, respectively, a per share increase of 20.9 percent. We declared dividends totaling $335 million ($0.52 per share) in first quarter 2015, a per share increase of 20.9 percent over the $274 million ($0.43 per share) of declared dividends during the first quarter of 2014. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of May 2, 2015 our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our ratio of pretax earnings from continuing operations before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first three months of 2015 our ratio of earnings from continuing operations to fixed charges was 7.29x compared with 6.41x for the first three months of 2014. See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2014, 2013 and 2012 calculations.

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2015 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at May 2, 2015, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is non-investment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

Contractual Obligations and Commitments

Our 2014 Form 10-K included a summary of contractual obligations and commitments as of January 31, 2015. During the three months ended May 2, 2015, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance; statements regarding the adequacy of and costs associated with our sources of liquidity, the process, timing and effects of discontinuing our Canadian operations, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, including net operating loss carryforwards and tax benefits related to discontinuing our Canadian operations, expected future borrowing under the DIP facility, the expected benefits and timing of cash disbursements related to restructuring initiatives, our future share repurchases, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach and discontinuing our Canadian operations, expected insurance recoveries, our adoption of chip-and-PIN technology, and the amount and timing of expense reduction resulting from remeasurement of our pension plan.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 31, 2015, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 31, 2015.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2015, California Attorney General sent us a letter alleging, based on a series of compliance checks, that we have not achieved compliance with California’s environmental laws and the provisions of the injunction that was part of a settlement reached in January 27, 2011. The settlement was approved by the Alameda County Superior Court and judgment was entered on March 2, 2011. No specific relief has been sought to date.

For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach, see Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements included in Part 1, Item 1, Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock. There is no stated expiration for the share repurchase program. The table below presents information with respect to Target common stock purchases made during the three months ended May 2, 2015, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1, 2015 through February 28, 2015
Open market and privately negotiated purchases	—	—	—	$1,862,860,655
March 1, 2015 through April 4, 2015
Open market and privately negotiated purchases	1,824,328	78.56	1,824,328	1,719,534,509
April 5, 2015 through May 2, 2015
Open market and privately negotiated purchases	1,886,191	83.06	1,886,191	1,562,859,653
April 2015 ASR (b)	2,200,000	TBD	2,200,000	1,262,859,653
Total	5,910,519	TBD	5,910,519	$1,262,859,653	(b)
(a) The table above includes shares reacquired upon the noncash settlement of prepaid forward contracts. At May 2, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $18.2 million, or an average per share price of $41.13. During the first quarter, 0.1 million shares were reacquired under such contracts. Refer to Note 9 of the Financial Statements for further details of these contracts.
(b) In May 2015, the contract was settled and we received an additional 1.1 million shares, which were retired, and $35 million for the remaining amount not settled in shares. The $35 million, in addition to the amount reflected in the table, is available under the program. We repurchased a total of 3.3 million shares under the ASR for total cash investment of $265 million, or an average per share price of $80.74. Refer to Note 8 of the Financial Statements for further details about our ASR contract.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B		By-laws (as amended through September 9, 2009)(2)

(10)II	s	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.

(12)		Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A		Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B		Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

s Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

TARGET CORPORATION

Dated: May 28, 2015	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(10)II	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically