Form 10-Q
period 2015-08-01
TARGET CORP
filed 2015-08-25
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 20, 2015 were 628,430,247.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales	$17,427	$16,957	$34,546	$33,614
Cost of sales	12,051	11,798	23,962	23,546
Selling, general and administrative expenses	3,495	3,599	7,009	6,974
Depreciation and amortization	551	537	1,090	1,049
Earnings from continuing operations before interest expense and income taxes	1,330	1,023	2,485	2,045
Net interest expense	148	433	305	585
Earnings from continuing operations before income taxes	1,182	590	2,180	1,460
Provision for income taxes	409	199	756	498
Net earnings from continuing operations	773	391	1,424	962
Discontinued operations, net of tax	(20)	(157)	(36)	(309)
Net earnings	$753	$234	$1,388	$653
Basic earnings per share
Continuing operations	$1.21	$0.62	$2.23	$1.52
Discontinued operations	(0.03)	(0.25)	(0.06)	(0.49)
Net earnings per share	$1.18	$0.37	$2.17	$1.03
Diluted earnings per share
Continuing operations	$1.21	$0.61	$2.21	$1.51
Discontinued operations	(0.03)	(0.25)	(0.06)	(0.49)
Net earnings per share	$1.18	$0.37	$2.16	$1.02
Weighted average common shares outstanding
Basic	635.8	633.5	638.3	633.4
Dilutive impact of share-based awards	5.2	4.9	5.4	4.9
Diluted	641.0	638.4	643.7	638.3
Antidilutive shares	—	5.1	—	5.2

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$753	$234	$1,388	$653
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $5, $4, $76 and $8	8	7	117	14
Currency translation adjustment and cash flow hedges, net of taxes of $1, $1, $1 and $1	—	23	1	85
Other comprehensive income	8	30	118	99
Comprehensive income	$761	$264	$1,506	$752

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	August 1, 2015	January 31, 2015	August 2, 2014
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $1,985, $1,520 and $3	$2,742	$2,210	$766
Inventory	8,269	8,290	7,929
Assets of discontinued operations	97	1,333	693
Other current assets	2,250	2,254	2,166
Total current assets	13,358	14,087	11,554
Property and equipment
Land	6,120	6,127	6,109
Buildings and improvements	26,726	26,613	26,231
Fixtures and equipment	5,145	5,329	5,042
Computer hardware and software	2,550	2,552	2,280
Construction-in-progress	494	424	652
Accumulated depreciation	(15,452)	(15,093)	(14,182)
Property and equipment, net	25,583	25,952	26,132
Noncurrent assets of discontinued operations	456	442	5,705
Other noncurrent assets	989	923	1,064
Total assets	$40,386	$41,404	$44,455
Liabilities and shareholders’ investment
Accounts payable	$6,944	$7,759	$6,986
Accrued and other current liabilities	3,768	3,783	3,644
Current portion of long-term debt and other borrowings	841	91	294
Liabilities of discontinued operations	60	103	412
Total current liabilities	11,613	11,736	11,336
Long-term debt and other borrowings	11,883	12,705	12,625
Deferred income taxes	1,319	1,321	1,233
Noncurrent liabilities of discontinued operations	276	193	1,333
Other noncurrent liabilities	1,353	1,452	1,495
Total noncurrent liabilities	14,831	15,671	16,686
Shareholders’ investment
Common stock	53	53	53
Additional paid-in capital	5,271	4,899	4,561
Retained earnings	9,099	9,644	12,611
Accumulated other comprehensive loss
Pension and other benefit liabilities	(444)	(561)	(408)
Currency translation adjustment and cash flow hedges	(37)	(38)	(384)
Total shareholders’ investment	13,942	13,997	16,433
Total liabilities and shareholders’ investment	$40,386	$41,404	$44,455

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 630,446,029, 640,213,987 and 633,644,605 shares issued and outstanding at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at August 1, 2015, January 31, 2015 or August 2, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 1, 2015	August 2, 2014
Operating activities
Net earnings	$1,388	$653
Losses from discontinued operations, net of tax	(36)	(309)
Net earnings from continuing operations	1,424	962
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,090	1,049
Share-based compensation expense	54	40
Deferred income taxes	(45)	(158)
Loss on debt extinguishment	—	285
Noncash (gains)/losses and other, net	(34)	26
Changes in operating accounts:
Inventory	18	(130)
Other assets	156	179
Accounts payable and accrued liabilities	(697)	(318)
Cash provided by operating activities—continuing operations	1,966	1,935
Cash provided by/ (required for) operating activities—discontinued operations	823	(421)
Cash provided by operations	2,789	1,514
Investing activities
Expenditures for property and equipment	(710)	(881)
Proceeds from disposal of property and equipment	13	44
Proceeds from sale of business	8	—
Cash paid for acquisitions, net of cash assumed	—	(20)
Other investments	38	46
Cash required for investing activities—continuing operations	(651)	(811)
Cash provided by/ (required for) investing activities—discontinued operations	19	(171)
Cash required for investing activities	(632)	(982)
Financing activities
Change in commercial paper, net	—	109
Additions to long-term debt	—	1,993
Reductions of long-term debt	(54)	(2,039)
Dividends paid	(665)	(545)
Repurchase of stock	(1,237)	—
Stock option exercises and related tax benefit	331	55
Cash required for financing activities	(1,625)	(427)
Effect of exchange rate changes on cash and cash equivalents	—	3
Net increase in cash and cash equivalents	532	108
Cash and cash equivalents at beginning of period	2,210	695	(a)
Cash and cash equivalents at end of period	$2,742	$803	(b)

(a) Includes cash of our discontinued operations of $25 million at February 1, 2014.
(b) Includes cash of our discontinued operations of $37 million at August 2, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income/(Loss)	Total
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Net earnings	—	—	—	(1,636)	—	(1,636)
Other comprehensive income	—	—	—	—	292	292
Dividends declared	—	—	—	(1,273)	—	(1,273)
Repurchase of stock	(0.8)	—	—	(46)	—	(46)
Stock options and awards	8.1	—	429	—	—	429
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
(unaudited)
Net earnings	—	—	—	1,388	—	1,388
Other comprehensive income	—	—	—	—	118	118
Dividends declared	—	—	—	(691)	—	(691)
Repurchase of stock	(15.2)	(1)	—	(1,242)	—	(1,243)
Stock options and awards	5.4	1	372	—	—	373
August 1, 2015	630.4	$53	$5,271	$9,099	$(481)	$13,942

We declared $1.08 and $0.95 per share dividends for the six months ended August 1, 2015 and August 2, 2014, respectively, and $1.99 for the fiscal year ended January 31, 2015.

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

2. Pharmacies and Clinics Transaction

On June 12, 2015, we entered into an asset purchase agreement with CVS Pharmacy, Inc. (CVS) to sell our pharmacy and clinic businesses for cash consideration of approximately $1.9 billion. The closing of the transaction is subject to regulatory approval and other customary conditions. Either party will be permitted to terminate the agreement if the closing has not occurred on or before March 15, 2016 (or September 15, 2016 solely in the event that, as of March 15, 2016, all conditions other than regulatory approval have been satisfied or waived). Following the closing, CVS will operate the pharmacy and clinic businesses in our stores on a long term basis.

The agreement includes the sale of inventory and other assets. These currently held for sale assets have been classified as follows.

(millions)	August 1, 2015	January 31, 2015	August 2, 2014
Inventory included in other current assets	$464	$500	$479
Other current assets	13	—	—
Other noncurrent assets	—	13	12
Total	$477	$513	$491

3. Canada Exit

Background

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), comprising substantially all of our Canadian operations and our historical Canadian Segment, filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court) and were deconsolidated. The Canada Subsidiaries are executing a liquidation process. As of May 2, 2015, all stores were closed.

Loss on Discontinued Operations	Three Months Ended		Six Months Ended
(millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales	$—	$449	$—	$842
Cost of sales	—	367	—	686
SG&A expenses	—	216	—	434
Depreciation and amortization	—	70	—	137
Interest expense	—	19	—	38
Pretax loss from operations	—	(223)	—	(453)
Pretax exit costs (a)	(80)	—	(113)	—
Income taxes	60	66	77	144
Loss on discontinued operations	$(20)	$(157)	$(36)	$(309)
(a) For the three and six months ended August 1, 2015, the pretax exit costs related to our ongoing support of the liquidation process, other professional fees, and an increase to our accrual for the estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases.

Recorded Assets and Liabilities

Assets and Liabilities of Discontinued Operations
(millions)	August 1, 2015	January 31, 2015		August 2, 2014
Income tax benefit	$234	$1,430	Inventory	$510
Receivables from Canada Subsidiaries	319	326	Property and equipment, net	5,056
Receivables under the debtor-in-possession credit facility	—	19	Other	832
Total assets	$553	$1,775	Total assets	$6,398
			Capital lease obligations	$1,240
Accrued liabilities	$336	$296	Accounts payable and other liabilities	505
Total liabilities	$336	$296	Total liabilities	$1,745

Accrued liabilities include estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. We are not able to reasonably estimate a range of possible losses in excess of the accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be reported in discontinued operations.

Receivables from the Canada Subsidiaries primarily relate to loans made to fund the operations of the Canada Subsidiaries and receivables generated in the ordinary course of business prior to deconsolidation. To assess recoverability, we estimated the fair value of the underlying net assets of the Canada Subsidiaries available for distribution to their creditors in relation to the estimated creditor claims and the priority of these claims. Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. Our ultimate recovery is subject to the final liquidation value of the Canada Subsidiaries.

Income Taxes

During the second quarter of 2015, we recognized a net tax benefit of $60 million in discontinued operations, which primarily relates to our second quarter pretax exit costs and adjustments to the tax benefit from our investment loss in Canada. During the fourth quarter of 2014, we recognized a tax benefit of $1,627 million in discontinued operations. The majority of the tax benefit was received in the first quarter of 2015, and we expect to use substantially all of the remainder to reduce our 2015 estimated tax payments.

4. Restructuring Initiatives

During the six months ended August 1, 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $11 million and $114 million of severance and other benefits-related charges within selling, general and administrative expenses (SG&A) during the three and six months ended August 1, 2015, respectively. The vast majority of these expenses will require cash expenditures. These costs were not included in our segment results.

Restructuring Costs	August 1, 2015
(millions)	Three Months Ended	Six Months Ended
Severance	$9	$108
Pension and other	2	6
Total	$11	$114

Accruals for restructuring costs are included in other current liabilities.

Restructuring-Related Liabilities (millions)	Severance	Pension and Other	Total
Restructuring liability as of January 31, 2015	$—	$—	$—
Charges during period	108	6	114
Paid or otherwise settled	(94)	(6)	(100)
Restructuring liability as of August 1, 2015	$14	$—	$14

5. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Cash and cash equivalents
Short-term investments	Level 1	$1,985	$1,520	$3
Other current assets
Interest rate swaps(a)	Level 2	25	—	—
Prepaid forward contracts	Level 1	36	38	40
Beneficial interest asset	Level 3	29	43	56
Other noncurrent assets
Interest rate swaps(a)	Level 2	16	65	51
Company-owned life insurance investments(b)	Level 2	331	322	314
Beneficial interest asset	Level 3	19	31	41
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	16	—	—
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	—	24	31
(a)  See Note 9 for additional information on interest rate swaps.
(b)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $783 million at August 1, 2015, $773 million at January 31, 2015 and $806 million at August 2, 2014.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	August 1, 2015		January 31, 2015		August 2, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,921	$13,365	$11,946	$14,089	$12,135	$13,553
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Six Months Ended
(dollars in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Maximum daily amount outstanding during the period	$—	$500	$—	$590
Average daily amount outstanding during the period	—	148	—	214
Amount outstanding at period-end	—	189	—	189
Weighted average interest rate	—%	0.11%	—%	0.10%

7. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances, such as a decision to relocate or close a store, make significant software changes or discontinue projects, indicate that the asset’s carrying value may not be recoverable. We recognized impairment losses during each of the periods presented, primarily resulting from discontinued projects, store closures, and completed or planned land sales.

Impairments (a)	Three Months Ended		Six Months Ended
(millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total segment impairments	$33	$46	$40	$59
Unallocated impairments (b)	—	16	—	16
Total impairments	$33	$62	$40	$75
(a) Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations.
(b) Represents impairments of undeveloped land.

8. Data Breach

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

Data Breach Related Accruals

Each of the four major payment card networks has made a written claim against us regarding the Data Breach, either directly or through our acquiring banks. In August 2015, we entered into a settlement agreement with Visa under which we will pay up to $67 million to eligible Visa card issuers worldwide that issued cards that Visa claimed to have been affected by the Data Breach. Our previously recorded accrual for estimated probable losses related to Visa is consistent with the settlement. We expect to dispute the remaining unsettled claims regarding the Data Breach that have been or may be made against us by the payment card networks. With respect to the three major payment card networks other than Visa, we think it is probable that our disputes would lead to settlement negotiations. We believe such negotiations would effect a combined settlement of the payment card networks' counterfeit fraud loss allegations and their non-ordinary course operating expense allegations.

In addition, more than 100 actions were filed in courts in many states on behalf of guests, payment card issuing banks, and shareholders, seeking damages or other related relief allegedly arising out of the Data Breach.  The federal court actions (the MDL Actions) have been consolidated in the U.S. District Court for the District of Minnesota (MDL Court) pursuant to the rules governing multidistrict litigation and one remaining state court action has been stayed.  In March 2015, Target entered into a Settlement Agreement that, upon approval of the MDL Court, will resolve and dismiss the claims asserted in the MDL Actions on behalf of a class of guests whose information was compromised in the Data Breach. Pursuant to the Settlement Agreement, Target has agreed to pay $10 million to class member guests, certain administrative costs associated with the settlement, and attorneys’ fees and expenses to class counsel as the Court may award. The claims asserted by payment card issuing banks and shareholders in the MDL Actions remain pending.  One action was filed in Canada relating to the Data Breach.  That action was dismissed, but is being appealed. State and federal agencies, including State Attorneys General, and the Federal Trade Commission are investigating events related to the Data Breach, including how it occurred, its consequences and our responses. The SEC's Enforcement Division concluded its investigation during the second quarter of 2015 and does not intend to recommend an enforcement action against us.

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

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	175	46
Payments made/received	(54)	(20)
Balance at August 2, 2014	$182	$70

Balance at January 31, 2015	$171	$60
Expenses incurred/insurance receivable recorded (a)	12	—
Payments made/received	(15)	(5)
Balance at August 1, 2015	$168	$55
(a) Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

We recorded $9 million and $12 million of pretax Data Breach-related expenses during the three and six months ended August 1, 2015, respectively, primarily for legal and other professional services. We recorded $148 million and $175 million of pretax Data Breach-related expenses during the three and six months ended August 2, 2014, respectively, partially offset by expected insurance recoveries of $38 million and $46 million, respectively. Along with legal and other professional services, these expenses included an increase to the accrual for estimated probable losses for what we believe to be the vast majority of actual and potential breach-related claims, including claims by the payment card networks. These expenses were included in our Consolidated Statements of Operations as SG&A, but were not part of our segment results.

Since the Data Breach, we have incurred $264 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $174 million.

Insurance Coverage

To limit our exposure to losses relating to Data Breach and other claims, we maintained $100 million of network-security insurance coverage during the period that the Data Breach occurred, above a $10 million deductible and with a $50 million sublimit for settlements with the payment card networks. This coverage, and certain other customary business-insurance coverage, has reduced our exposure related to the Data Breach. We will pursue recoveries to the maximum extent available under the policies. Since the Data Breach, we have received $35 million from our network-security insurance carriers of the $90 million accrued.

9. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which are used to mitigate interest rate risk. As a result of our use of derivative instruments, we have counterparty credit exposure to large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 5 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.

As of August 1, 2015 and August 2, 2014, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. No ineffectiveness was recognized during the three and six months ended August 1, 2015 or August 2, 2014.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Six Months Ended
Type of Contract	Classification of (Income)/Expense	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest rate swaps	Net interest expense	$(9)	$(9)	$(18)	$(13)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $25 million, $34 million and $43 million, at August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

10. Share Repurchase

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, through August 1, 2015, we have repurchased 65.1 million cumulative shares of common stock at an average price of $67.19, for a total investment of $4.4 billion.

In June 2015, we entered into an accelerated share repurchase agreement (ASR) to repurchase $250 to $350 million of our common stock under the existing share repurchase program. In July 2015, the contract was settled and we repurchased a total of 3.8 million shares under the ASR for a total cash investment of $314 million ($82.67 per share).

In April 2015, we entered into an ASR to repurchase $200 to $300 million of our common stock under the existing share repurchase program. In May 2015, the contract was settled and we repurchased a total of 3.3 million shares under the ASR for a total cash investment of $265 million ($80.74 per share).

Neither ASR was accounted for as a derivative instrument.

Share Repurchases	Six Months Ended
(millions, except per share data)	August 1, 2015 (a)	August 2, 2014 (b)
Total number of shares purchased	15.2	0.6
Average price paid per share	$81.41	$55.36
Total investment	$1,240	$34
(a) Includes 0.1 million shares delivered upon the noncash settlement of prepaid contracts which had an original cash investment of $3 million and an aggregate market value at their settlement dates of $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 11 provides the details of our positions in prepaid forward contracts.
(b) All of the shares reacquired were delivered upon the noncash settlement of prepaid forward contracts which had an original cash investment of $34 million and an aggregate market value at their settlement dates of $35 million.

11. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(millions)	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Service cost	$27	$28	$55	$56	$1	$1	$2	$2
Interest cost	39	37	77	75	1	—	1	1
Expected return on assets	(65)	(59)	(130)	(117)	—	—	—	—
Amortization of losses	19	17	42	33	1	2	2	3
Amortization of prior service cost	(3)	(3)	(6)	(6)	(5)	(4)	(9)	(8)
Settlement charges	—	—	2	—	—	—	—	—
Total	$17	$20	$40	$41	$(2)	$(1)	$(4)	$(2)

As a result of the restructuring initiatives discussed in Note 4, we remeasured the assets and liabilities of our largest pension plan as of March 9, 2015. The remeasurement resulted in a $208 million reduction to the projected benefit obligation, primarily resulting from a 41 basis point increase in the discount rate used, and a $47 million reduction of plan assets. Subsequent to the remeasurement, the pension plan was overfunded, with plan assets of $3,725 million exceeding the projected benefit obligation of $3,604 million. We expect this remeasurement will reduce 2015 pension expense by $26 million, $8 million and $11 million of which was recognized during the three and six months ended August 1, 2015, respectively.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $1 million and $4 million for the three and six months ended August 1, 2015, respectively, and pretax losses of $5 million and pretax income of $2 million for the three and six months ended August 2, 2014, respectively. During the six months ended August 1, 2015 and August 2, 2014, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 10. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
August 1, 2015	0.4	$41.13	$36	$18
January 31, 2015	0.5	$41.11	$38	$21
August 2, 2014	0.7	$42.88	$40	$29

12. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 31, 2015	$(22)		$(16)	$(561)		$(599)
Other comprehensive income before reclassifications	—		(1)	99		98
Amounts reclassified from AOCI	2	(a)	—	18	(b)	20
August 1, 2015	$(20)		$(17)	$(444)		$(481)
(a) Represents gains and losses on cash flow hedges, net of $1 million of taxes.
(b) Represents amortization of pension and other benefit liabilities, net of $12 million of taxes.

13. Segment Reporting

Our segment measure of profit is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	Three Months Ended		Six Months Ended
(millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales	$17,427	$16,957	$34,546	$33,614
Cost of sales	12,051	11,798	23,962	23,546
Gross margin	5,376	5,159	10,584	10,068
Selling, general and administrative expenses (a)(e)	3,475	3,473	6,883	6,817
Depreciation and amortization	551	537	1,090	1,049
Segment profit	$1,350	$1,149	$2,611	$2,202
Restructuring costs (b)(e)	(11)	—	(114)	—
Data Breach related costs (c)(e)	(9)	(111)	(12)	(129)
Impairments (e)	—	(16)	—	(16)
Card brand conversion costs (d)(e)	—	—	—	(13)
Earnings from continuing operations before interest expense and income taxes	1,330	1,023	2,485	2,045
Net interest expense	148	433	305	585
Earnings from continuing operations before income taxes	$1,182	$590	$2,180	$1,460
Note: Amounts may not foot due to rounding.
(a)  Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised.
(b) Refer to Note 4 for more information on restructuring costs.
(c) Refer to Note 8 for more information on Data Breach related costs.
(d) Expense related to converting co-branded card program to MasterCard.
(e) The sum of segment SG&A expenses, restructuring costs, Data Breach related costs, impairments and card brand conversion costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	August 1, 2015	January 31, 2015	August 2, 2014
Segment assets	$39,778	$39,569	$37,987
Assets of discontinued operations	553	1,775	6,398
Unallocated assets (a)	55	60	70
Total assets	$40,386	$41,404	$44,455
(a) Represents the insurance receivable related to the Data Breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2015 includes the following notable items:

•	GAAP earnings per share were $1.18, including dilution of $(0.03) related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $1.22.

•	Second quarter comparable sales grew 2.4 percent, driven primarily by growth in comparable transactions.

•	Digital channel sales increased by 30 percent, contributing 0.6 percentage points to comparable sales growth.

•	We returned $1.0 billion to shareholders in the second quarter through dividends and share repurchase.

Sales were $17,427 million for the three months ended August 1, 2015, an increase of $470 million or 2.8 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $1,966 million and $1,935 million for the six months ended August 1, 2015 and August 2, 2014, respectively.

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change
GAAP diluted earnings per share	$1.21	$0.61	96.8%	$2.21	$1.51	46.7%
Adjustments	0.01	0.40		0.11	0.43
Adjusted diluted earnings per share	$1.22	$1.01	20.6%	$2.32	$1.93	20.1%
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

We are reporting after-tax return on invested capital (ROIC) for continuing operations as we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended August 1, 2015, ROIC was 13.3 percent, compared with 11.3 percent for the trailing twelve months ended August 2, 2014. A reconciliation of ROIC is provided on page 22.

Pharmacies and Clinics Transaction

On June 12, 2015 we entered into an asset purchase agreement with CVS Pharmacy, Inc. (CVS) to sell our pharmacy and clinic businesses for cash consideration of approximately $1.9 billion. The closing of the transaction is subject to regulatory approval and other customary conditions. Either party will be permitted to terminate the agreement if the closing has not occurred on or before March 15, 2016 (or September 15, 2016 solely in the event that, as of March 15, 2016, all conditions other than regulatory approval have been satisfied or waived). Following the closing, CVS will operate the pharmacy and clinic businesses in our stores under a long term operating agreement. No profit-sharing arrangement exists, but CVS will make an ongoing annual, inflation-adjusted occupancy-related payment to us, starting at approximately $20 million to $25 million in the first year of the agreement. We also entered a development agreement with CVS through which we may jointly develop small-format stores.

Based on current estimates, we expect to record a pretax gain of approximately $550 million at closing, which will be recorded outside of segment results and excluded from Adjusted EPS. Also, at closing, we expect to record deferred income of approximately $800 million, which we will record in income evenly over 23 years following closing.

We expect to use the $1.4 billion of after-tax proceeds to settle the approximately $200 million of retained pharmacy and clinic net liabilities (primarily accounts payable, net of accounts receivable) and return capital to shareholders.

Had this transaction closed prior to this year, our reported sales, cost of goods sold, and SG&A expense for the six months ended August 1, 2015 would have been lower by approximately $2.1 billion, $1.7 billion and $0.4 billion, respectively, with no notable affect on EBITDA and EBIT.

This transaction is expected to be accretive to EPS in every period following the Closing, and should add 50 basis points or more to ROIC over time. In addition, due to the lower sales base, we expect the transaction to have a favorable impact on our EBITDA and EBIT margin rates.

Refer to Note 2 of the Financial Statements for additional information about the transaction.

Analysis of Results of Operations

Segment Results

	Three Months Ended			Six Months Ended
(dollars in millions)	August 1, 2015	August 2, 2014	Percent Change	August 1, 2015	August 2, 2014	Percent Change
Sales	$17,427	$16,957	2.8%	$34,546	$33,614	2.8%
Cost of sales	12,051	11,798	2.1	23,962	23,546	1.8
Gross margin	5,376	5,159	4.2	10,584	10,068	5.1
SG&A expenses (a)	3,475	3,473	0.1	6,883	6,817	1.0
EBITDA	1,901	1,686	12.7	3,701	3,251	13.8
Depreciation and amortization	551	537	2.5	1,090	1,049	4.0
EBIT	$1,350	$1,149	17.5%	$2,611	$2,202	18.5%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense, Data Breach related costs and certain other expenses that are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices. Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised. See Note 13 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) SG&A includes $159 million and $311 million of net profit-sharing income under our credit card program agreement for the three and six months ended August 1, 2015, respectively, and $156 million and $305 million for the three and six months ended August 2, 2014, respectively.

Rate Analysis	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gross margin rate	30.9%	30.4%	30.6%	30.0%
SG&A expense rate	19.9	20.5	19.9	20.3
EBITDA margin rate	10.9	9.9	10.7	9.7
Depreciation and amortization expense rate	3.2	3.2	3.2	3.1
EBIT margin rate	7.7	6.8	7.6	6.6
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

Sales by Channel	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stores	97.3%	97.8%	97.2%	97.9%
Digital	2.7	2.2	2.8	2.1
Total	100%	100%	100%	100%

Sales by Product Category	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Household essentials	28%	28%	28%	28%
Hardlines	14	15	14	15
Apparel and accessories	21	20	20	20
Food and pet supplies	20	20	21	21
Home furnishings and décor	17	17	17	16
Total	100%	100%	100%	100%

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

Comparable Sales	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Comparable sales change	2.4%	—%	2.4%	(0.2)%
Drivers of change in comparable sales
Number of transactions	1.6	(1.3)	1.3	(1.8)
Average transaction amount	0.8	1.3	1.1	1.7
Selling price per unit	3.8	3.0	4.5	2.4
Units per transaction	(2.9)	(1.7)	(3.2)	(0.7)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stores channel comparable sales change	1.8%	(0.6)%	1.7%	(0.7)%
Digital channel contribution to comparable sales change	0.6	0.6	0.7	0.5
Total comparable sales change	2.4%	—%	2.4%	(0.2)%
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

REDcard Penetration	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Target Debit Card	12.0%	11.1%	12.0%	11.2%
Target Credit Cards	10.1	9.7	9.8	9.4
Total REDcard Penetration	22.1%	20.8%	21.8%	20.6%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three and six months ended August 1, 2015, our gross margin rate was 30.9 percent and 30.6 percent compared with 30.4 percent and 30.0 percent in the comparable period last year. The increase was primarily due to lower promotional activity relative to the highly promotional period in 2014 following the Data Breach and favorable category sales mix, partially offset by the impact of increased digital channel sales mix.

Selling, General and Administrative Expense Rate

For the three and six months ended August 1, 2015, our SG&A expense rate was 19.9 percent, decreasing from 20.5 percent and 20.3 percent in the comparable period last year. The decrease primarily resulted from cost saving initiatives and marketing expense timing, partially offset by increased incentive compensation.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning store count	1,795	1,789	1,790	1,793
Opened	4	6	9	10
Closed	—	—	—	(8)
Ending store count	1,799	1,795	1,799	1,795
Number of stores remodeled during the period	1	13	1	26

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	August 1, 2015	January 31, 2015	August 2, 2014	August 1, 2015	January 31, 2015	August 2, 2014
Expanded food assortment stores	1,297	1,292	1,278	167,659	167,026	165,198
SuperTarget stores	249	249	249	44,151	44,151	44,152
General merchandise stores	239	240	259	27,847	27,945	30,121
CityTarget stores	9	8	8	987	820	820
TargetExpress stores	5	1	1	92	21	21
Total	1,799	1,790	1,795	240,736	239,963	240,312
(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

In addition to segment selling, general and administrative expenses, we recorded certain other expenses. For the three and six months ended August 1, 2015, these expenses included $11 million and $114 million, respectively, of restructuring costs and $9 million and $12 million, respectively, of Data Breach-related costs. For the three and six months ended August 2, 2014, these expenses included $111 million and $129 million, respectively, of Data Breach-related costs (net of expected insurance proceeds), $16 million of impairments, and $13 million of costs related to plans to convert existing co-branded REDcards to MasterCard co-

branded chip-and-PIN cards in 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 21.

Net Interest Expense

Net interest expense from continuing operations was $148 million and $305 million for the three and six months ended August 1, 2015, respectively, compared to $433 million and $585 million for the three and six months ended August 2, 2014, respectively. Net interest expense for the three and six months ended August 2, 2014 included a loss on early retirement of debt of $285 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended August 1, 2015 was 34.6 percent and 34.7 percent, respectively, compared with 33.7 percent and 34.1 percent for the three and six months ended August 2, 2014. The increase was primarily due to higher pretax earnings net of the favorable resolution of various tax matters. The higher pretax earnings increased our effective income tax rate by diluting the rate impact of recurring tax deductions. The resolution of income tax matters reduced tax expense by $5 million and $8 million for the three and six months ended August 1, 2015, respectively, compared with $0 million and $1 million for the same periods in the prior year.

Discontinued Operations

Loss from discontinued operations, net of tax, was $20 million and $36 million for the three and six months ended August 1, 2015. In addition to costs related to our ongoing support of the liquidation process and other professional fees, we increased our accrual for the estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases, and made adjustments to the tax benefit from our investment loss in Canada. See Note 3 of the Financial Statements for information regarding our Canada exit.

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

Adjusted EPS	Three Months Ended
	August 1, 2015			August 2, 2014
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.21			$0.61
Adjustments
Restructuring costs (a)	$11	$8	$0.01	$—	$—	$—
Data Breach-related costs (b)	9	5	0.01	111	71	0.11
Loss on early retirement of debt	—	—	—	285	174	0.27
Impairments (c)	—	—	—	16	9	0.01
Resolution of income tax matters	—	(5)	(0.01)	—	—	—
Adjusted diluted earnings per share from continuing operations			$1.22			$1.01

	Six Months Ended
	August 1, 2015			August 2, 2014
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.21			$1.51
Adjustments
Restructuring costs (a)	$114	$72	$0.11	$—	$—	$—
Data Breach-related costs (b)	12	7	0.01	129	83	0.13
Loss on early retirement of debt	—	—	—	285	174	0.27
Impairments (c)	—	—	—	16	9	0.01
Card brand conversion costs (d)	—	—	—	13	8	0.01
Resolution of income tax matters	—	(8)	(0.01)	—	(1)	—
Adjusted diluted earnings per share from continuing operations			$2.32			$1.93

Note: Amounts may not foot due to rounding. Beginning with the first quarter 2015, we no longer exclude the reduction of the beneficial interest asset from Adjusted EPS because it is no longer meaningful. For comparison purposes, prior year Adjusted EPS has been revised.
(a) Refer to Note 4 in the Financial Statements for more information on restructuring costs.
(b) Refer to Note 8 in the Financial Statements for more information on Data Breach-related costs.
(c) Refer to Note 7 in the Financial Statements for more information on impairments.
(d) Expense related to converting the co-branded card program to MasterCard.

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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	August 1, 2015	August 2, 2014
Earnings from continuing operations before interest expense and income taxes	$4,974	$4,301
+ Operating lease interest (a)(b)	90	94
Adjusted earnings from continuing operations before interest expense and income taxes	5,064	4,395
- Income taxes (c)	1,694	1,492
Net operating profit after taxes	$3,370	$2,903

Denominator (dollars in millions)	August 1, 2015	August 2, 2014	August 2, 2013
Current portion of long-term debt and other borrowings	$841	$294	$1,828
+ Noncurrent portion of long-term debt	11,883	12,625	11,386
+ Shareholders' equity	13,942	16,433	16,020
+ Capitalized operating lease obligations (b)(d)	1,497	1,573	1,631
- Cash and cash equivalents	2,742	766	810
- Net assets of discontinued operations	217	4,653	4,165
Invested capital	$25,204	$25,506	$25,890
Average invested capital (e)	$25,356	$25,698

After-tax return on invested capital	13.3%	11.3%
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
(c) Calculated using the effective tax rate for continuing operations, which was 33.4% and 33.9% for the trailing twelve months ended August 1, 2015 and August 2, 2014.
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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	August 1, 2015	August 2, 2014	August 3, 2013
Total rent expense	$187	$197	$204
Capitalized operating lease obligations (Total rent expense x 8)	1,497	1,573	1,631
Operating lease interest (Capitalized operating lease obligations x 6%)	90	94	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $2,742 million at August 1, 2015 compared with $766 million for the same period in 2014. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first six months of 2015 were funded by internally generated funds. Operating cash flow provided by continuing operations was $1,966 million for the six months ended August 1, 2015 compared with $1,935 million for the same period in 2014. These cash flows, combined with our prior year-end cash position, allowed us to invest in the business, pay dividends and repurchase shares under our share repurchase program.

Share Repurchases

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, through August 1, 2015, we have repurchased 65.1 million cumulative shares of common stock at an average price of $67.19, for a total investment of $4.4 billion.

During the three months ended August 1, 2015, we repurchased 8.2 million shares of our common stock for a total investment of $675 million ($81.94 per share), excluding the ASR initiated and prepaid in first quarter 2015 that settled in May (described in Note 10). During the six months ended August 1, 2015, we repurchased 15.2 million shares of our common stock for a total investment of $1,240 million ($81.41 per share). We did not repurchase any shares on the open market during the six months ended August 2, 2014. However, we reacquired 0.6 million shares during the three and six months ended August 2, 2014 upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans that had an original cash investment of $34 million and an aggregate market value at their settlement dates of $34.7 million.

Dividends

We paid dividends totaling $331 million ($0.52 per share) and $665 million ($1.04 per share) for the three and six months ended August 1, 2015, respectively, and $272 million ($0.43 per share) and $545 million ($0.86 per share) for the three and six months ended August 2, 2014, respectively, a per share increase of 20.9 percent. We declared dividends totaling $356 million ($0.56 per share) in second quarter 2015, a per share increase of 7.7 percent over the $329 million ($0.52 per share) of declared dividends during the second quarter of 2014. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of August 1, 2015 our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our ratio of pretax earnings from continuing operations before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first six months of 2015 our ratio of earnings from continuing operations to fixed charges was 7.02x compared with 4.93x for the first six months of 2014. See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2014, 2013 and 2012 calculations.

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2015 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at August 1, 2015, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

Contractual Obligations and Commitments

Our 2014 Form 10-K included a summary of contractual obligations and commitments as of January 31, 2015. During the three months ended August 1, 2015, there were no material changes outside the ordinary course of business.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the process, timing and effects of discontinuing our Canadian operations, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, including net operating loss carryforwards and tax benefits related to discontinuing our Canadian operations, the anticipated sale of our pharmacy and clinic businesses and related gain, including the application of the proceeds from the sale and the impact on our future operations and financial performance, the expected benefits and timing of cash disbursements related to restructuring initiatives, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach and discontinuing our Canadian operations, expected insurance recoveries, our adoption of chip-and-PIN technology, and the amount and timing of expense reduction resulting from remeasurement of our pension plan.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 31, 2015, which should be read in conjunction with the forward-looking statements in this report. In addition, other risks and uncertainties relating to the sale of our pharmacy and clinic businesses include those relating to the certainty around satisfying the conditions to closing the transaction, how our guests react to the transaction, the effectiveness of the ongoing relationship between us and CVS Health, and whether we will recognize the expected benefits from the transaction. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 31, 2015.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, which requires disclosure of legal proceedings that are material, based on an analysis of the probability and magnitude of the outcome, nor have there been any material developments for any previously reported legal proceedings. For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach, see Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements included in Part 1, Item 1, Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and in June 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. There is no stated expiration for the share repurchase program. Under this program, through August 1, 2015, we have repurchased 65.1 million cumulative shares of common stock at an average price of $67.19, for a total investment of $4.4 billion. The table below presents information with respect to Target common stock purchases made during the three months ended August 1, 2015, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
May 3, 2015 through May 30, 2015
Open market and privately negotiated purchases	—	—	—	$1,262,859,653
April 2015 ASR (b)(c)	1,087,072	80.74	1,087,072	1,297,472,745
May 31, 2015 through July 4, 2015
Open market and privately negotiated purchases	1,985,237	80.59	1,985,237	6,137,478,994
June 2015 ASR (b)	2,700,000	82.67	2,700,000	5,787,478,994
July 5, 2015 through August 1, 2015
Open market and privately negotiated purchases	2,455,261	81.89	2,455,261	5,586,415,344
June 2015 ASR (b)	1,094,039	82.67	1,094,039	5,622,772,741
Total	9,321,609	$81.80	9,321,609	$5,622,772,741
(a) The table above includes shares reacquired upon the noncash settlement of prepaid forward contracts. At August 1, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $18.2 million, or an average per share price of $41.13. During the second quarter, no shares were reacquired under such contracts. Refer to Note 11 of the Financial Statements for further details of these contracts.
(b) Refer to Note 10 of the Financial Statements for further details about our ASR transactions.
(c) Represents the incremental shares received upon final settlement of the ASR initiated in first quarter 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(2)H	•	Asset Purchase Agreement dated June 12, 2015 between Target Corporation and CVS Pharmacy, Inc.

(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B		By-laws (as amended through September 9, 2009)(2)

(10)JJ		Amended and Restated Target Corporation 2011 Long-Term Incentive Plan(3)

(10)KK	s	Form of Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc.

(12)		Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A		Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B		Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

• Excludes the Seller Disclosure Schedule, Exhibits B through G and Schedules I and II referred to in the agreement which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request. Exhibit A is separately filed as Exhibit (10)KK.

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

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed September 10, 2009.

(3)         Incorporated by reference to Exhibit (10)JJ to the Registrant’s Form 8-K Report filed June 12, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 25, 2015	By:	/s/ John J. Mulligan
John J. Mulligan
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(2)H	Asset Purchase Agreement dated June 12, 2015 between Target Corporation and CVS Pharmacy, Inc.	Filed Electronically

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	By-Laws (as amended through September 9, 2009)	Incorporated by Reference

(10)JJ	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference

(10)KK	Form of Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc.	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically