Form 10-Q
period 2015-10-31
TARGET CORP
filed 2015-11-25
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 19, 2015 were 616,051,610.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$17,613	$17,254	$52,159	$50,868
Cost of sales	12,440	12,171	36,402	35,716
Selling, general and administrative expenses	3,736	3,644	10,745	10,619
Depreciation and amortization	561	535	1,651	1,584
Earnings from continuing operations before interest expense and income taxes	876	904	3,361	2,949
Net interest expense	151	146	455	730
Earnings from continuing operations before income taxes	725	758	2,906	2,219
Provision for income taxes	249	232	1,006	730
Net earnings from continuing operations	476	526	1,900	1,489
Discontinued operations, net of tax	73	(174)	37	(485)
Net earnings	$549	$352	$1,937	$1,004
Basic earnings / (loss) per share
Continuing operations	$0.76	$0.83	$3.00	$2.35
Discontinued operations	0.12	(0.28)	0.06	(0.76)
Net earnings per share	$0.88	$0.55	$3.06	$1.58
Diluted earnings / (loss) per share
Continuing operations	$0.76	$0.82	$2.98	$2.33
Discontinued operations	0.11	(0.27)	0.06	(0.76)
Net earnings per share	$0.87	$0.55	$3.03	$1.57
Weighted average common shares outstanding
Basic	623.7	634.0	633.5	633.6
Dilutive impact of share-based awards	5.1	5.6	5.2	5.1
Diluted	628.8	639.6	638.7	638.7
Antidilutive shares	—	2.3	—	4.2

Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$549	$352	$1,937	$1,004
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $8, $4, $84 and $12	13	7	130	21
Currency translation adjustment and cash flow hedges, net of taxes of $1, $1, $2 and $2	(1)	(138)	—	(53)
Other comprehensive income / (loss)	12	(131)	130	(32)
Comprehensive income	$561	$221	$2,067	$972

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	October 31, 2015	January 31, 2015	November 1, 2014
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $1,154, $1,520 and $4	$1,977	$2,210	$718
Inventory	10,374	8,283	9,957
Assets of discontinued operations	451	1,333	808
Other current assets	2,402	2,261	2,355
Total current assets	15,204	14,087	13,838
Property and equipment
Land	6,118	6,127	6,111
Buildings and improvements	26,912	26,613	26,439
Fixtures and equipment	5,283	5,329	5,247
Computer hardware and software	2,652	2,552	2,437
Construction-in-progress	428	424	440
Accumulated depreciation	(15,921)	(15,093)	(14,641)
Property and equipment, net	25,472	25,952	26,033
Noncurrent assets of discontinued operations	42	442	5,540
Other noncurrent assets	978	923	1,050
Total assets	$41,696	$41,404	$46,461
Liabilities and shareholders’ investment
Accounts payable	$8,904	$7,759	$8,839
Accrued and other current liabilities	3,868	3,783	3,697
Current portion of long-term debt and other borrowings	825	91	483
Liabilities of discontinued operations	261	103	506
Total current liabilities	13,858	11,736	13,525
Long-term debt and other borrowings	11,951	12,705	12,623
Deferred income taxes	1,316	1,321	1,195
Noncurrent liabilities of discontinued operations	36	193	1,292
Other noncurrent liabilities	1,279	1,452	1,453
Total noncurrent liabilities	14,582	15,671	16,563
Shareholders’ investment
Common stock	52	53	53
Additional paid-in capital	5,314	4,899	4,612
Retained earnings	8,359	9,644	12,631
Accumulated other comprehensive loss
Pension and other benefit liabilities	(431)	(561)	(401)
Currency translation adjustment and cash flow hedges	(38)	(38)	(522)
Total shareholders’ investment	13,256	13,997	16,373
Total liabilities and shareholders’ investment	$41,696	$41,404	$46,461

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 618,604,168, 640,213,987 and 634,378,337 shares issued and outstanding at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at October 31, 2015, January 31, 2015 or November 1, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 31, 2015	November 1, 2014
Operating activities
Net earnings	$1,937	$1,004
Earnings / (losses) from discontinued operations, net of tax	37	(485)
Net earnings from continuing operations	1,900	1,489
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,651	1,584
Share-based compensation expense	84	61
Deferred income taxes	(111)	(213)
Loss on debt extinguishment	—	285
Noncash (gains) / losses and other, net	(25)	(33)
Changes in operating accounts
Inventory	(2,096)	(2,186)
Other assets	95	92
Accounts payable and accrued liabilities	1,458	1,520
Cash provided by operating activities—continuing operations	2,956	2,599
Cash provided by / (required for) operating activities—discontinued operations	804	(549)
Cash provided by operations	3,760	2,050
Investing activities
Expenditures for property and equipment	(1,129)	(1,362)
Proceeds from disposal of property and equipment	21	84
Proceeds from sale of business	8	—
Cash paid for acquisitions, net of cash assumed	—	(18)
Other investments	12	88
Cash required for investing activities—continuing operations	(1,088)	(1,208)
Cash provided by / (required for) investing activities—discontinued operations	19	(208)
Cash required for investing activities	(1,069)	(1,416)
Financing activities
Change in commercial paper, net	—	305
Additions to long-term debt	—	1,993
Reductions of long-term debt	(72)	(2,062)
Dividends paid	(1,017)	(874)
Repurchase of stock	(2,179)	—
Stock option exercises and related tax benefit	344	88
Cash required for financing activities	(2,924)	(550)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net (decrease) / increase in cash and cash equivalents	(233)	85
Cash and cash equivalents at beginning of period	2,210	695	(a)
Cash and cash equivalents at end of period	$1,977	$780	(b)

(a) Includes cash of our discontinued operations of $25 million at February 1, 2014.
(b) Includes cash of our discontinued operations of $62 million at November 1, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income / (Loss)	Total
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Net earnings	—	—	—	(1,636)	—	(1,636)
Other comprehensive income	—	—	—	—	292	292
Dividends declared	—	—	—	(1,273)	—	(1,273)
Repurchase of stock	(0.8)	—	—	(46)	—	(46)
Stock options and awards	8.1	—	429	—	—	429
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
(unaudited)
Net earnings	—	—	—	1,937	—	1,937
Other comprehensive income	—	—	—	—	130	130
Dividends declared	—	—	—	(1,039)	—	(1,039)
Repurchase of stock	(27.3)	(2)	—	(2,183)	—	(2,185)
Stock options and awards	5.7	1	415	—	—	416
October 31, 2015	618.6	$52	$5,314	$8,359	$(469)	$13,256

We declared $1.64 and $1.47 per share dividends for the nine months ended October 31, 2015 and November 1, 2014, respectively, and $1.99 per share for the fiscal year ended January 31, 2015.

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

The agreement includes the sale of inventory and other assets. These currently held-for-sale assets have been classified as follows.

(millions)	October 31, 2015	January 31, 2015		November 1, 2014
Inventory included in other current assets	$456	$506	(a)	$507
Other current assets	15	3	(a)	3
Other noncurrent assets	—	12	(a)	12
Total	$471	$521		$522
(a) Amounts have been updated to be comparable with the current period.

3. Canada Exit

Background

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), comprising substantially all of our Canadian operations and our historical Canadian Segment, filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court) and were deconsolidated. The Canada Subsidiaries are executing a liquidation through the CCAA process.

Discontinued Operations	Three Months Ended		Nine Months Ended
(millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$—	$479	$—	$1,321
Cost of sales	—	386	—	1,072
SG&A expenses	—	250	—	685
Depreciation and amortization	—	70	—	207
Interest expense	—	19	—	57
Pretax loss from operations	—	(246)	—	(700)
Pretax exit costs (a)	(2)	—	(115)	—
Income taxes	75	72	152	215
Earnings / (losses) from discontinued operations	$73	$(174)	$37	$(485)
(a) For the three and nine months ended October 31, 2015, pretax exit costs related to our ongoing support of the liquidation process and other professional fees. For the nine months ended October 31, 2015, pretax exits costs also included an increase to our accrual for the estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases.

Recorded Assets and Liabilities

Assets and Liabilities of Discontinued Operations
(millions)	October 31, 2015	January 31, 2015		November 1, 2014
Income tax benefit	$181	$1,430	Inventory	$603
Receivables from Canada Subsidiaries	312	326	Property and equipment, net	4,846
Receivables under the debtor-in-possession credit facility	—	19	Other	899
Total assets	$493	$1,775	Total assets	$6,348
			Capital lease obligations	$1,198
Accrued liabilities	$297	$296	Accounts payable and other liabilities	600
Total liabilities	$297	$296	Total liabilities	$1,798

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

On November 23, 2015, we reached a settlement with an entity that controls guaranteed leases representing approximately 30 percent of the recorded accrual. Under the settlement terms, this entity has subrogated to us their claims against the Canada Subsidiaries. The settlement amount is materially consistent with our previously recorded accrual.

Income Taxes

During the three and nine months ended October 31, 2015, we recognized net tax benefits of $75 million and $152 million, respectively, in discontinued operations, which primarily relate to our pretax exit costs and change in the estimated tax benefit from our investment losses in Canada. During the fourth quarter of 2014, we recognized a tax benefit of $1,627 million in discontinued operations. The majority of the tax benefit was received in the first quarter of 2015, and we expect to use substantially all of the remainder to reduce our 2015 estimated tax payments.

4. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $21 million and $135 million of severance and other benefits-related charges within selling, general and administrative expenses (SG&A) during the three and nine months ended October 31, 2015, respectively. The vast majority of these expenses require cash expenditures. These costs were not included in our segment results.

Restructuring Costs	October 31, 2015
(millions)	Three Months Ended	Nine Months Ended
Severance	$19	$127
Pension and other	2	8
Total	$21	$135

Accruals for restructuring costs are included in other current liabilities.

Restructuring-Related Liabilities (millions)	Severance	Pension and Other	Total
Restructuring liability as of January 31, 2015	$—	$—	$—
Charges during period	127	8	135
Paid or otherwise settled	(113)	(8)	(121)
Restructuring liability as of October 31, 2015	$14	$—	$14

5. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	October 31, 2015	January 31, 2015	November 1, 2014
Assets
Cash and cash equivalents
Short-term investments	Level 1	$1,154	$1,520	$4
Other current assets
Interest rate swaps(a)	Level 2	19	—	—
Prepaid forward contracts	Level 1	34	38	42
Beneficial interest asset	Level 3	23	43	50
Other noncurrent assets
Interest rate swaps(a)	Level 2	22	65	51
Company-owned life insurance investments(b)	Level 2	325	322	322
Beneficial interest asset	Level 3	15	31	37
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	12	—	—
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	—	24	28
(a)  See Note 10 for additional information on interest rate swaps.
(b)  Company-owned life insurance investments consist of equity index funds and fixed income assets. Amounts are presented net of nonrecourse loans that are secured by some of these policies. These loan amounts totaled $789 million at October 31, 2015, $773 million at January 31, 2015 and $780 million at November 1, 2014.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	October 31, 2015		January 31, 2015		November 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,921	$13,322	$11,946	$14,089	$12,332	$13,779
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable.

Commercial Paper	Three Months Ended		Nine Months Ended
(dollars in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Maximum daily amount outstanding during the period	$—	$386	$—	$590
Average daily amount outstanding during the period	—	51	—	160
Amount outstanding at period-end	—	386	—	386
Weighted average interest rate	—%	0.12%	—%	0.11%

7. Goodwill and Intangible Assets

We review long-lived assets for impairment when events or changes in circumstances, such as a decision to discontinue a business, indicate that the asset’s carrying value may not be recoverable. We also review goodwill for impairment when events or circumstances indicate it is more likely than not the fair value of a reporting unit is below its carrying value. During the third quarter 2015, we announced our decision to wind down certain noncore operations. As a result, we recorded a $35 million pretax impairment loss, which included approximately $23 million of intangible assets and $12 million of goodwill. These costs were included in SG&A on our Consolidated Statements of Operations, but were not included in our segment results.

8. Property and Equipment

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

Impairments (a)	Three Months Ended		Nine Months Ended
(millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total segment impairments	$4	$18	$44	$77
Unallocated impairments (b)	4	—	4	16
Total impairments	$8	$18	$48	$93
(a) Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations.
(b) For the three and nine months ended October 31, 2015, represents long-lived asset impairments from our decision to wind down certain noncore operations. For the nine months ended November 1, 2014, represents impairments of undeveloped land. These costs were not included in our segment results.

9. Data Breach

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

Data Breach Related Accruals

Each of the four major payment card networks made a written claim against us regarding the Data Breach, either directly or through our acquiring banks. During the third quarter we entered into settlement agreements with two of the four payment card networks. We have resolved a claim from a third network and expect to resolve the remaining claim in the fourth quarter, both on terms consistent with our accrual.

As previously reported, we entered into a Settlement Agreement to resolve and dismiss the claims asserted on behalf of a class of guests whose information was compromised in the Data Breach. Pursuant to the Settlement Agreement, Target has agreed to pay $10 million to class member guests, certain administrative costs associated with the settlement, and attorneys’ fees and expenses to class counsel as the Court may award. That settlement received Court approval on November 17, 2015.

Actions related to the Data Breach that remain pending are: (1) a class action brought on behalf of financial institutions; (2)
one action previously filed in Canada; (3) several putative class action suits brought on behalf of shareholders; and (4) ongoing investigations by State Attorneys General and the Federal Trade Commission.

Our accrual for estimated probable losses is based on actual settlements reached to date, discussions with the remaining two payment card networks and the expectation of negotiated settlements in the pending actions.We have not based our accrual on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. While our estimates may change as new information becomes available, we do not believe any adjustments will be material.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred / insurance receivable recorded (a)	186	46
Payments made / received	(69)	(28)
Balance at November 1, 2014	$178	$62

Balance at January 31, 2015	$171	$60
Expenses incurred / insurance receivable recorded (a)	38	—
Payments made / received	(95)	(5)
Balance at October 31, 2015	$114	$55
(a) Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as described below.

We recorded $26 million and $38 million of pretax Data Breach-related expenses during the three and nine months ended October 31, 2015, respectively. Along with legal and other professional services, expenses include an adjustment to the accrual in the third quarter of 2015 based on refined estimates of our probable exposure. We recorded $12 million of pretax Data Breach-related expenses during the three months ended November 1, 2014. We recorded $186 million of pretax Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $140 million during the nine months ended November 1, 2014. These expenses were included in our Consolidated Statements of Operations as SG&A, but were not part of our segment results.

Since the Data Breach, we have incurred $290 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $200 million.

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

10. Derivative Financial Instruments

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

As of October 31, 2015 and November 1, 2014, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. No ineffectiveness was recognized during the three and nine months ended October 31, 2015 or November 1, 2014.

Periodic payments, valuation adjustments and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Nine Months Ended
Type of Contract	Classification of (Income)/Expense	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest rate swaps	Net interest expense	$(9)	$(9)	$(28)	$(23)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $20 million, $34 million and $38 million, at October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

11. Share Repurchase

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 77.2 million shares of common stock through October 31, 2015, at an average price of $68.86, for a total investment of $5.3 billion.

Share Repurchases	Nine Months Ended
(millions, except per share data)	October 31, 2015 (a)	November 1, 2014 (b)
Total number of shares purchased	27.3	0.6
Average price paid per share	$79.84	$55.36
Total investment	$2,182	$34
(a) Includes 0.1 million shares delivered upon the noncash settlement of prepaid contracts, which had an original cash investment of $3 million and an aggregate market value at their settlement dates of $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 12 provides the details of our positions in prepaid forward contracts.
(b) All of the shares reacquired were delivered upon the noncash settlement of prepaid forward contracts which had an original cash investment of $34 million and an aggregate market value at their settlement dates of $35 million.

12. Pension, Postretirement Health Care and Other Benefits

Pension and Postretirement Health Care Benefits

We provide qualified defined benefit pension plans, unfunded nonqualified pension plans and certain postretirement health care benefits to eligible team members.

Net Pension and Postretirement Health Care Benefits Expense	Pension Benefits				Postretirement Health Care Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(millions)	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Service cost	$27	$28	$82	$84	$—	$2	$2	$4
Interest cost	38	37	115	112	—	—	1	1
Expected return on assets	(65)	(58)	(195)	(175)	—	—	—	—
Amortization of losses	20	16	62	49	9	1	11	4
Amortization of prior service cost	(3)	(2)	(9)	(8)	(19)	(4)	(28)	(12)
Curtailment gain	—	—	—	—	(43)	—	(43)	—
Settlement charges	1	—	3	—	—	—	—	—
Total	$18	$21	$58	$62	$(53)	$(1)	$(57)	$(3)

Effective April 1, 2016, we will discontinue the postretirement health care benefits that were offered to team members upon early retirement and prior to Medicare eligibility.  This decision resulted in a $58 million reduction in the projected postretirement health care benefit obligation and a $43 million curtailment gain recorded in SG&A during the three months ended October 31, 2015.

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

We expect this remeasurement will reduce 2015 pension expense by $26 million, $8 million and $19 million of which was recognized during the three and nine months ended October 31, 2015, respectively.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax loss of $2 million and pretax income of $2 million for the three and nine months ended October 31, 2015, respectively, and pretax income of $1 million and $3 million for the three and nine months ended November 1, 2014, respectively. During the nine months ended October 31, 2015 and November 1, 2014, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 11. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
October 31, 2015	0.4	$41.13	$34	$18
January 31, 2015	0.5	$41.11	$38	$21
November 1, 2014	0.7	$42.88	$42	$29

13. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 31, 2015	$(22)		$(16)	$(561)		$(599)
Other comprehensive income before reclassifications	—		(3)	134		131
Amounts reclassified from AOCI	3	(a)	—	(4)	(b)	(1)
October 31, 2015	$(19)		$(19)	$(431)		$(469)
(a) Represents gains and losses on cash flow hedges, net of $2 million of taxes.
(b) Represents amortization of pension and other benefit liabilities, net of $2 million of taxes.

14. Segment Reporting

Our segment measure of profit is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	Three Months Ended		Nine Months Ended
(millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$17,613	$17,254	$52,159	$50,868
Cost of sales	12,440	12,171	36,402	35,716
Gross margin	5,173	5,083	15,757	15,152
Selling, general and administrative expenses (a)(f)	3,650	3,632	10,533	10,450
Depreciation and amortization	561	535	1,651	1,584
Segment profit	$962	$916	$3,573	$3,118
Restructuring costs (b)(f)	(21)	—	(135)	—
Data Breach related costs (c)(f)	(26)	(12)	(38)	(140)
Impairments (d)(f)	(39)	—	(39)	(16)
Card brand conversion costs (e)(f)	—	—	—	(13)
Earnings from continuing operations before interest expense and income taxes	876	904	3,361	2,949
Net interest expense	151	146	455	730
Earnings from continuing operations before income taxes	$725	$758	$2,906	$2,219
Note: Amounts may not foot due to rounding.
(a)  Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised.
(b) Refer to Note 4 for more information on restructuring costs.
(c) Refer to Note 9 for more information on Data Breach related costs.
(d) Refer to Note 7 and Note 8 for more information on impairments.
(e) Expense related to converting co-branded card program to MasterCard.
(f) The sum of segment SG&A expenses, restructuring costs, Data Breach related costs, impairments and card brand conversion costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	October 31, 2015	January 31, 2015	November 1, 2014
Segment assets	$41,148	$39,569	$40,051
Assets of discontinued operations	493	1,775	6,348
Unallocated assets (a)	55	60	62
Total assets	$41,696	$41,404	$46,461
(a) Represents the insurance receivable related to the Data Breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2015 includes the following notable items:

•	GAAP earnings per share were $0.87, including $0.11 related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $0.86.

•	Third quarter comparable sales grew 1.9 percent, driven by traffic growth of 1.4 percent.

•	Digital channel sales increased by 20 percent, contributing 0.4 percentage points to comparable sales growth.

•	We returned $1.3 billion to shareholders in the third quarter through dividends and share repurchase.

Sales were $17,613 million for the three months ended October 31, 2015, an increase of $359 million or 2.1 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $2,956 million and $2,599 million for the nine months ended October 31, 2015 and November 1, 2014, respectively.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
GAAP diluted earnings per share	$0.76	$0.82	(7.9)%	$2.98	$2.33	27.7%
Adjustments	0.10	(0.04)		0.21	0.39
Adjusted diluted earnings per share	$0.86	$0.79	8.6%	$3.18	$2.72	16.9%
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

We are reporting after-tax return on invested capital (ROIC) for continuing operations as we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended October 31, 2015, ROIC was 13.0 percent, compared with 11.2 percent for the trailing twelve months ended November 1, 2014. A reconciliation of ROIC is provided on page 22.

Pharmacies and Clinics Transaction

On June 12, 2015, we entered into an asset purchase agreement with CVS Pharmacy, Inc. (CVS) to sell our pharmacy and clinic businesses for cash consideration of approximately $1.9 billion. The closing of the transaction is subject to regulatory approval and other customary conditions. Either party will be permitted to terminate the agreement if the closing has not occurred on or before March 15, 2016 (or September 15, 2016 solely in the event that, as of March 15, 2016, all conditions other than regulatory approval have been satisfied or waived). Following the closing, CVS will operate the pharmacy and clinic businesses in our stores under a long term operating agreement. No profit-sharing arrangement exists. CVS will make an ongoing annual, inflation-adjusted occupancy-related payment to us, starting at approximately $20 million to $25 million in the first year of the agreement. We also entered a development agreement with CVS through which we may jointly develop small-format stores.

Based on current estimates, we expect to record a pretax gain of approximately $500 million to $550 million at closing, which will be recorded outside of segment results and excluded from Adjusted EPS. We also expect to record deferred income of approximately $800 million, which we will recognize into income evenly over the 23 year weighted average remaining accounting useful life of our stores.

We expect to use the $1.3 billion to $1.4 billion of after-tax proceeds to settle the approximately $200 million of retained pharmacy and clinic net liabilities (primarily accounts payable, net of accounts receivable) and return capital to shareholders.

Had this transaction closed prior to this year, our reported sales, cost of goods sold, and SG&A expense for the nine months ended October 31, 2015 would have been lower by approximately $3.3 billion, $2.6 billion and $0.7 billion, respectively, with no notable effect on EBITDA and EBIT. This transaction is expected to be accretive to EPS in every period following the closing, and should add 50 basis points or more to ROIC over time. In addition, due to the lower sales base, we expect the transaction to have a favorable impact on our EBITDA and EBIT margin rates.

Refer to Note 2 of the Financial Statements for additional information about the transaction.

Analysis of Results of Operations

Segment Results

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 31, 2015	November 1, 2014	Percent Change	October 31, 2015	November 1, 2014	Percent Change
Sales	$17,613	$17,254	2.1%	$52,159	$50,868	2.5%
Cost of sales	12,440	12,171	2.2	36,402	35,716	1.9
Gross margin	5,173	5,083	1.8	15,757	15,152	4.0
SG&A expenses (a)	3,650	3,632	0.5	10,533	10,450	0.8
EBITDA	1,523	1,451	4.9	5,224	4,702	11.1
Depreciation and amortization	561	535	4.8	1,651	1,584	4.3
EBIT	$962	$916	5.0%	$3,573	$3,118	14.6%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense, Data Breach related costs and certain other expenses that are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices. Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the beneficial interest asset. For comparison purposes, prior year segment EBIT has been revised. See Note 14 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) SG&A includes $166 million and $477 million of net profit-sharing income under our credit card program agreement for the three and nine months ended October 31, 2015, respectively, and $161 million and $466 million for the three and nine months ended November 1, 2014, respectively.

Rate Analysis	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gross margin rate	29.4%	29.5%	30.2%	29.8%
SG&A expense rate	20.7	21.1	20.2	20.5
EBITDA margin rate	8.6	8.4	10.0	9.2
Depreciation and amortization expense rate	3.2	3.1	3.2	3.1
EBIT margin rate	5.5	5.3	6.8	6.1
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital channels, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers or our stores.

Sales by Channel	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stores	97.3%	97.7%	97.2%	97.8%
Digital	2.7	2.3	2.8	2.2
Total	100%	100%	100%	100%

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Household essentials	28%	27%	28%	27%
Hardlines	13	15	14	15
Apparel and accessories	19	19	20	19
Food and pet supplies	22	21	21	22
Home furnishings and décor	18	18	17	17
Total	100%	100%	100%	100%

Comparable sales is a measure that highlights the performance of our existing stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions operating less than one year, stores that have been closed and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Comparable sales change	1.9%	1.2%	2.2%	0.3%
Drivers of change in comparable sales
Number of transactions	1.4	(0.4)	1.3	(1.5)
Average transaction amount	0.4	1.6	0.9	1.8
Selling price per unit	2.5	3.1	3.8	2.6
Units per transaction	(2.1)	(1.5)	(2.8)	(0.8)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stores channel comparable sales change	1.4%	0.6%	1.6%	(0.2)%
Digital channel contribution to comparable sales change	0.4	0.6	0.6	0.5
Total comparable sales change	1.9%	1.2%	2.2%	0.3%
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

REDcard Penetration	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Target Debit Card	12.1%	11.2%	12.0%	11.2%
Target Credit Cards	10.2	9.8	9.9	9.5
Total REDcard Penetration	22.3%	21.0%	22.0%	20.7%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three and nine months ended October 31, 2015, our gross margin rate was 29.4 percent and 30.2 percent compared with 29.5 percent and 29.8 percent in the comparable period last year. For the quarter, the decrease was primarily due to higher digital channel sales and other items, including pharmacy reimbursement pressure, partially offset by a favorable category sales mix. Year-to-date, the increase was primarily due to lower promotional activity relative to the highly promotional period in 2014 following the Data Breach and favorable category sales mix, partially offset by the impact of increased digital channel sales.

Selling, General and Administrative Expense Rate

For the three and nine months ended October 31, 2015, our SG&A expense rate was 20.7 percent and 20.2 percent, respectively, decreasing from 21.1 percent and 20.5 percent in the comparable period last year. The quarter and year-to-date decrease primarily resulted from cost saving initiatives and reduced marketing expense, partially offset by increased incentive compensation. For the quarter, the decrease was also partially offset by higher stores hourly payroll and payment card-related expenses due to the roll-out of chip-enabled REDcards.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Beginning store count	1,799	1,795	1,790	1,793
Opened	6	6	15	16
Closed	—	—	—	(8)
Ending store count	1,805	1,801	1,805	1,801
Number of stores remodeled during the period	8	13	9	39

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet(a)
	October 31, 2015	January 31, 2015	November 1, 2014	October 31, 2015	January 31, 2015	November 1, 2014
Expanded food assortment stores	1,306	1,292	1,294	168,745	167,026	167,291
SuperTarget stores	249	249	249	44,150	44,151	44,151
General merchandise stores	232	240	249	27,028	27,945	28,861
CityTarget stores	9	8	8	987	820	820
TargetExpress stores	9	1	1	173	21	21
Total	1,805	1,790	1,801	241,083	239,963	241,144
(a) In thousands; reflects total square feet, less office, distribution center and vacant space.

Other Performance Factors

Consolidated Selling, General and Administrative Expenses

We recorded certain selling, general and administrative expenses outside of the segment. For the three and nine months ended October 31, 2015, these expenses included $39 million of impairments, $21 million and $135 million, respectively, of restructuring costs, and $26 million and $38 million, respectively, of Data Breach-related costs. For the three months ended November 1, 2014, these expenses included $12 million of Data Breach-related costs. For the nine months ended November 1, 2014, these expenses included $140 million of Data Breach-related costs (net of expected insurance proceeds), $16 million of impairments, and $13 million of costs related to plans to convert existing co-branded REDcards to MasterCard co-branded chip-and-PIN cards in 2015 to support the accelerated transition to chip-and-PIN-enabled REDcards. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 21.

Net Interest Expense

Net interest expense from continuing operations was $151 million and $455 million for the three and nine months ended October 31, 2015, respectively, compared to $146 million and $730 million for the three and nine months ended November 1, 2014, respectively. Net interest expense for the nine months ended November 1, 2014 included a loss on early retirement of debt of $285 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended October 31, 2015 was 34.3 percent and 34.6 percent, respectively, compared with 30.6 percent and 32.9 percent for the three and nine months ended November 1, 2014. The increase was primarily due to the favorable resolution of various tax matters during the three and nine months ended November 1, 2014. The resolution of income tax matters reduced tax expense by $0 million and $8 million for the three and nine months ended October 31, 2015, respectively, compared with $30 million and $31 million for the same periods in the prior year.

Discontinued Operations

Income from discontinued operations, net of tax, was $73 million and $37 million for the three and nine months ended October 31, 2015. During the three and nine months ended October 31, 2015, we changed the estimated tax benefit from our investment losses in Canada. In addition, we incurred costs related to our ongoing support of the liquidation process and other professional fees, and for the nine months ended October 31, 2015, we increased our accrual for the estimated probable losses related to claims that may be asserted against us, primarily under guarantees of certain leases.

On November 23, 2015, we reached a settlement with an entity that controls guaranteed leases representing approximately 30 percent of the recorded accrual. Under the settlement terms, this entity has subrogated to us their claims against the Canada Subsidiaries. The settlement amount is materially consistent with our previously recorded accrual.

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

Adjusted EPS	Three Months Ended
	October 31, 2015			November 1, 2014
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$0.76			$0.82
Adjustments
Restructuring costs (a)	$21	$13	$0.02	$—	$—	$—
Data Breach-related costs (b)	26	20	0.03	12	7	0.01
Impairments (c)	39	29	0.05	—	—	—
Resolution of income tax matters	—	—	—	—	(30)	(0.05)
Adjusted diluted earnings per share from continuing operations			$0.86			$0.79

	Nine Months Ended
	October 31, 2015			November 1, 2014
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.98			$2.33
Adjustments
Restructuring costs (a)	$135	$85	$0.13	$—	$—	$—
Data Breach-related costs (b)	38	27	0.04	140	90	0.14
Loss on early retirement of debt	—	—	—	285	174	0.27
Impairments (c)	39	29	0.05	16	9	0.01
Card brand conversion costs (d)	—	—	—	13	8	0.01
Resolution of income tax matters	—	(8)	(0.01)	—	(31)	(0.05)
Adjusted diluted earnings per share from continuing operations			$3.18			$2.72

Note: Amounts may not foot due to rounding. Beginning with the first quarter 2015, we no longer exclude the reduction of the beneficial interest asset from Adjusted EPS because it is no longer meaningful. For comparison purposes, prior year Adjusted EPS has been revised.
(a) Refer to Note 4 in the Financial Statements for more information on restructuring costs.
(b) Refer to Note 9 in the Financial Statements for more information on Data Breach-related costs.
(c) Refer to Note 7 and Note 8 in the Financial Statements for more information on impairments.
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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	October 31, 2015	November 1, 2014
Earnings from continuing operations before interest expense and income taxes	$4,946	$4,264
+ Operating lease interest (a)(b)	90	98
Adjusted earnings from continuing operations before interest expense and income taxes	5,036	4,362
- Income taxes (c)	1,717	1,444
Net operating profit after taxes	$3,319	$2,918

Denominator (dollars in millions)	October 31, 2015	November 1, 2014	November 2, 2013
Current portion of long-term debt and other borrowings	$825	$483	$2,109
+ Noncurrent portion of long-term debt	11,951	12,623	11,381
+ Shareholders' equity	13,256	16,373	16,155
+ Capitalized operating lease obligations (b)(d)	1,503	1,639	1,546
- Cash and cash equivalents	1,977	718	687
- Net assets of discontinued operations	196	4,550	4,457
Invested capital	$25,362	$25,850	$26,047
Average invested capital (e)	$25,606	$25,949

After-tax return on invested capital	13.0%	11.2%
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
(c) Calculated using the effective tax rate for continuing operations, which was 34.1% and 33.1% for the trailing twelve months ended October 31, 2015 and November 1, 2014.
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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	October 31, 2015	November 1, 2014	November 2, 2013
Total rent expense	$188	$205	$193
Capitalized operating lease obligations (total rent expense x 8)	1,503	1,639	1,546
Operating lease interest (capitalized operating lease obligations x 6%)	90	98	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,977 million at October 31, 2015, compared with $718 million for the same period in 2014. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operations during the first nine months of 2015 were funded by internally generated funds. Operating cash flow provided by continuing operations was $2,956 million for the nine months ended October 31, 2015 compared with $2,599 million for the same period in 2014. These cash flows, combined with our prior year-end cash position, allowed us to invest in the business, pay dividends and repurchase shares under our share repurchase program.

Share Repurchases

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 77.2 million shares of common stock through October 31, 2015, at an average price of $68.86, for a total investment of $5.3 billion.

During the three and nine months ended October 31, 2015, we repurchased 12.1 million and 27.3 million shares of our common stock, respectively, for a total investment of $942 million ($77.87 per share) and $2,182 million ($79.84 per share), respectively. We did not repurchase any shares on the open market during the nine months ended November 1, 2014. However, as described in Note 11 to the Financial Statements, we reacquired 0.6 million shares upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans. We did not repurchase any shares during the three months ended November 1, 2014.

Dividends

We paid dividends totaling $352 million ($0.56 per share) and $1,017 million ($1.60 per share) for the three and nine months ended October 31, 2015, respectively, and $330 million ($0.52 per share) and $874 million ($1.38 per share) for the three and nine months ended November 1, 2014, respectively, a per share increase of 7.7 and 15.9 percent, respectively. We declared dividends totaling $348 million ($0.56 per share) in third quarter 2015, a per share increase of 7.7 percent over the $330 million ($0.52 per share) of declared dividends during the third quarter of 2014. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining strong credit ratings. As of October 31, 2015 our credit ratings were as follows:

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

As a measure of our financial condition, we monitor our ratio of pretax earnings from continuing operations before fixed charges to fixed charges. Fixed charges include interest expense and the interest portion of rent expense. For the first nine months of 2015 our ratio of earnings from continuing operations to fixed charges was 6.38x compared with 5.05x for the first nine months of 2014.

See Exhibit (12) for a description of how the gain on sale of our U.S. credit card receivables portfolio and loss on early retirement of debt affected the 2014, 2013 and 2012 calculations.

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2015 or 2014.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 31, 2015, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 31, 2015 as reported in our 2014 Form 10-K.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the process, timing and effects of discontinuing our Canadian operations, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, including net operating loss carryforwards and tax benefits related to discontinuing our Canadian operations, the anticipated sale of our pharmacy and clinic businesses and related gain, including the application of the proceeds from the sale and the impact on our future operations and financial performance, the expected benefits and timing of cash disbursements related to restructuring initiatives, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the Data Breach and discontinuing our Canadian operations, expected insurance recoveries, our adoption of chip-and-PIN technology, and the amount and timing of expense reduction resulting from remeasurement of our pension plan and discontinuing postretirement health care benefits.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and in June 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. There is no stated expiration for the share repurchase program. Under this program, we have repurchased 77.2 million shares of common stock through October 31, 2015, at an average price of $68.86, for a total investment of $5.3 billion. The table below presents information with respect to Target common stock purchases made during the three months ended October 31, 2015, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
August 2, 2015 through August 29, 2015
Open market and privately negotiated purchases	3,929,649	$79.76	3,929,649	$5,309,353,071
August 30, 2015 through October 3, 2015
Open market and privately negotiated purchases	5,669,727	77.22	5,669,727	4,871,545,640
October 4, 2015 through October 31, 2015
Open market and privately negotiated purchases	2,496,669	76.36	2,496,669	4,680,899,510
Total	12,096,045	$77.87	12,096,045	$4,680,899,510
(a) The table above includes shares reacquired upon the noncash settlement of prepaid forward contracts. At October 31, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $18 million, or an average per share price of $41.13. During the third quarter, no shares were reacquired under such contracts. Refer to Note 12 of the Financial Statements for further details of these contracts.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed November 12, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 25, 2015	By:	/s/ Catherine R. Smith
Catherine R. Smith
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically