Form 10-K
period 2016-01-30
TARGET CORP
filed 2016-03-11
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 2015 was $51,550,988,273, based on the closing price of $81.85 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 4, 2016 were 599,982,121.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement to be filed on or about April 25, 2016 are incorporated into Part III.

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation or the Company) was incorporated in Minnesota in 1902. We offer our customers, referred to as "guests," everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a preferred shopping experience to our guests is supported by our supply chain and technology, our devotion to innovation, and our disciplined approach to managing our business and investing in future growth. We operate as a single segment designed to enable guests to purchase products seamlessly in stores or through our digital sales channels.
Prior to the first quarter of 2013, we operated a U.S. Credit Card Segment that offered credit to qualified guests through our branded credit cards. In the first quarter of 2013, we sold our U.S. consumer credit card portfolio, and TD Bank Group (TD) now underwrites, funds, and owns Target Credit Card and Target MasterCard consumer receivables in the U.S. We perform account servicing and primary marketing functions and earn a substantial portion of the profits generated by the portfolio. Refer to Note 9 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data (the Financial Statements) for more information on the credit card receivables transaction.
Prior to January 15, 2015, we operated a Canadian Segment. On January 15, 2015, we announced our exit from the Canadian market, and Target Canada Co. and certain other wholly owned subsidiaries of Target filed for protection (the Filing) in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court). Following the Filing, we no longer consolidate our former Canadian retail operation. Canadian financial results prior to the Filing are included in our financial statements and classified within discontinued operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 7 of the Financial Statements for more information.
Prior to December 16, 2015, we operated pharmacies and clinics in 1,672 and 79 of our stores, respectively. On December 16, 2015, we sold our pharmacy and clinic businesses to CVS Pharmacy, Inc. (CVS). Following the sale, CVS will operate the pharmacy and clinic businesses in our stores under a perpetual operating agreement, subject to termination in limited circumstances. See MD&A and Note 6 of the Financial Statements for more information.
Discontinued operations in this Annual Report on Form 10-K refers only to our discontinued Canadian operations.

Financial Highlights

For information on key financial highlights and segment financial information, see the items referenced in Item 6, Selected Financial Data, MD&A, and Note 30 of the Financial Statements.

Seasonality

A larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the peak holiday sales period of November and December.

Merchandise

We sell a wide assortment of general merchandise and food. The majority of our general merchandise stores offer an edited food assortment, including perishables, dry grocery, dairy, and frozen items. Nearly all of our stores larger than 170,000 square feet offer a full line of food items comparable to traditional supermarkets. Our small, flexible format stores, generally smaller than 50,000 square feet, offer edited general merchandise and food assortments. Our digital channels include a wide assortment of general merchandise, including many items found in our stores, along with a complementary assortment such as additional sizes and colors sold only online.

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2015 sales related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
Archer Farms®	Market Pantry®	Threshold™
Simply Balanced™	Merona®	up & up®
Boots & Barkley®	Room Essentials®	Wine Cube®
Circo®	Smith & Hawken®	Xhilaration®
Embark®	Spritz™	Ava & Viv®
Gilligan & O'Malley®	Sutton & Dodge®	Sonia Kashuk®

Exclusive Brands
C9 by Champion®	DENIZEN® from Levi's®	Nate Berkus for Target
Cherokee®	Fieldcrest®	Oh Joy!® for Target
Mossimo®	Genuine Kids® from OshKosh®	Hand Made Modern®
Liz Lange® for Target	Just One You® made by carter's®	Shaun White
Kid Made Modern®

We also sell merchandise through periodic exclusive design and creative partnerships and generate revenue from in-store amenities such as Target Café and Target Photo, and leased or licensed departments such as Target Optical, Portrait Studio, Starbucks, and other food service offerings. The majority of our stores also have a CVS pharmacy from which we will generate ongoing annual, inflation adjusted occupancy-related income (see MD&A and Note 6 of the Financial Statements for more information).

Distribution

The vast majority of merchandise is distributed to our stores through our network of 40 distribution centers. Common carriers ship general merchandise to and from our distribution centers. Vendors or third party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital sales channels is distributed to our guests via common carriers from our distribution centers, from vendors or third party distributors, from our stores or through guest pick-up at our stores. Using our stores as fulfillment points allows improved product availability and delivery times and also reduces shipping costs.

Employees

At January 30, 2016, we employed approximately 341,000 full-time, part-time and seasonal employees, referred to as "team members." During the 2015 holiday sales period our employment levels peaked at approximately 390,000 team members. We offer a broad range of company-paid benefits to our team members. Eligibility for, and the level of, these benefits varies depending on team members' full-time or part-time status, compensation level, date of hire, and/or length of service. These company-paid benefits include a pension plan, 401(k) plan, medical and dental plans, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance, and merchandise and other discounts. We believe our team member relations are good.

Working Capital

Our working capital needs are greater in the months leading up to the holiday sales period, which we typically finance with cash flow provided by operations and short-term borrowings. Additional details are provided in the Liquidity and Capital Resources section in MD&A.
Effective inventory management is key to our ongoing success, and we use various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by staying in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns.

Competition

We compete with traditional and internet retailers, including off-price general merchandise retailers, apparel retailers, wholesale clubs, category specific retailers, drug stores, supermarkets, and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide a compelling value proposition largely determine our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our owned brands.

Geographic Information

Virtually all of our revenues from continuing operations are generated within the United States. Through 2014, our discontinued operations generated revenues in Canada. The vast majority of our long-lived assets are located within the United States.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.Target.com/Investors as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Our Corporate Governance Guidelines, Business Conduct Guide, Corporate Social Responsibility Report, and the charters for the committees of our Board of Directors are also available free of charge in print upon request or at www.Target.com/Investors.

Item 1A.    Risk Factors

Our business is subject to many risks. Set forth below are the material risks that we face. For the convenience of the reader, the risks are listed in the categories where those risks primarily apply, but they may also apply to other categories.
Competitive and Reputational Risks
Our continued success is dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.
We believe that one of the reasons our guests prefer to shop at Target, our team members choose Target as a place of employment and our vendors choose to do business with us is the reputation we have built over many years for serving our four primary constituencies: guests, team members, shareholders, and the communities in which we operate. To be successful in the future, we must continue to preserve, grow, and leverage the value of Target's reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on our business, including consumer boycotts, lost sales, loss of new store and technology development opportunities, or team member retention and recruiting difficulties. For example, we experienced weaker than expected sales immediately following the announcement of a data breach that occurred in the fourth quarter of 2013. More recently, the sale of our pharmacy and clinic assets to CVS means that CVS will be operating clinics and pharmacies within our stores, and our guests’ perceptions of and experiences with CVS, whether within our stores, at independent CVS locations, or otherwise may impact our reputation.
If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.
The retail business is highly competitive. In the past, we have been able to compete successfully by differentiating our guests’ shopping experience through a careful combination of price, merchandise assortment, store environment, convenience, guest service, loyalty programs and marketing efforts. Our ability to create a personalized guest experience through the collection and use of accurate and relevant guest data is important to our ability to differentiate from other retailers. Guest perceptions regarding the cleanliness and safety of our stores, the functionality and reliability of our digital channels, our in-stock levels, the effectiveness of our promotions, the attractiveness of our third party offerings, such as the clinics and pharmacies owned and operated by CVS, and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors or the failure of our strategies to drive traffic across all sales channels could have an adverse effect on our sales, gross margins, and expenses.
We sell many products under our owned and exclusive brands. These brands are an important part of our business because they differentiate us from other retailers, generally carry higher margins than equivalent national brand products and represent a significant portion of our overall sales. If one or more of these brands experiences a loss of consumer acceptance or confidence, or if we are unable to successfully protect our intellectual property rights in our owned and exclusive brands, our sales and gross margins could be adversely affected.
The continuing migration and evolution of retailing to online and mobile channels has increased our challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price, the functionality of the digital tools or a combination of those and other factors. We must compete by offering a consistent and convenient shopping experience for our guests regardless of the ultimate sales channel; providing and maintaining digital tools for our guests and team members that have the right features and are reliable and easy to use; working with our vendors to offer unique and distinctive merchandise, offering certain services our guests desire in our stores through third parties, such as CVS, offering a compelling guest loyalty program, and encouraging our guests to shop with confidence with our price-match policy. Failures to effectively execute in these efforts, actions by our competitors in response to these efforts, or failures of our vendors to manage their own channels, content and technology systems could hurt our ability to differentiate ourselves from other retailers and, as a result, have an adverse effect on sales, gross margins, and expenses.

If we are unable to successfully develop and maintain a relevant and reliable experience for our guests, regardless of where our guest demand is ultimately fulfilled, our sales, results of operations and reputation could be adversely affected.
Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile and social media, among others). Our guests are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (Target.com), offer applications for mobile phones and tablets, and interact with our guests through social media. Retailing is rapidly evolving so that the majority of our sales in all of our channels are digitally enabled, and we must anticipate and meet changing guest expectations and counteract new developments and technology investments by our competitors. Our evolving retailing efforts include implementing new technology, software and processes to be able to fulfill guest orders directly from our vendors and from any point within our system of stores and distribution centers. Providing flexible fulfillment options is complex and may not meet guest expectations for accurate order fulfillment, faster and guaranteed delivery times, and low-price or free shipping. If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support these efforts, implement improvements to our guest‑facing technology in a timely manner, allow real-time and accurate visibility to product availability when guests are ready to purchase, quickly and efficiently fulfill our guests orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our guests across all sales channels, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other guest‑facing technology systems do not appeal to our guests, reliably function as designed, integrate across all sales channels, or maintain the privacy of guest data, or if we are unable consistently meet our guests' expectations, we may experience a loss of guest confidence and lost sales, which could adversely affect our reputation and results of operations.
If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margins and profitability could suffer.
A large part of our business is dependent on our ability to make trend‑right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, accessories, home décor, electronics, toys, seasonal offerings, food and other merchandise. For example, our apparel and home décor assortment is continually evolving and in other areas of our product assortment, including food, we are supporting guest wellness goals and becoming more localized with items that appeal to local cultural and demographic tastes. Failure to obtain accurate and relevant data on guest preferences, predict changing consumer tastes, preferences, spending patterns and other lifestyle decisions, emphasize the correct categories, implement effective promotions, and personalize our offerings to our guests may result in lost sales, spoilage, and increased inventory markdowns, which would lead to a deterioration in our results of operations by hurting our sales, gross margins, and profitability.
Technology Investments and Infrastructure Risks
If our capital investments in technology, supply chain, new stores and remodeling existing stores do not achieve appropriate returns, our competitive position, financial condition and results of operations may be adversely affected.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments can be less predictable than building new stores and remodeling existing stores. We are currently making, and will continue to make, significant technology investments to support our efforts to provide a consistent guest experience across all sales channels, implement improvements to our guest‑facing technology, and evolve our supply chain and our inventory management systems, information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our guests. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace, which depends on our ability to accurately forecast our needs and is influenced by the amount and pace of investments by our competitors. In addition, our growth also depends, in part, on our ability to build new stores and remodel existing stores in a manner that achieves appropriate returns on our capital investment. We compete with other retailers and businesses for suitable locations for our stores. Many of our expected new store sites are smaller and non-standard footprints located in fully developed markets, which require changes to our supply chain practices and are generally more time-consuming, expensive and uncertain undertakings than expansion into undeveloped suburban and ex-urban markets. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations.

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.
We rely extensively on our computer systems to manage and account for inventory, process guest transactions, manage and maintain the privacy of guest data, communicate with our vendors and other third parties, service REDcard accounts, summarize and analyze results, and on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, engage in additional promotional activities to retain our guests, and encounter lost guest confidence, which could adversely affect our results of operations.
We continually make significant technology investments that will help maintain and update our existing computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce our operational efficiency, and could negatively impact guest experience and guest confidence.
Data Security and Privacy Risks
If our efforts to protect the security of information about our guests, team members and vendors are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.
An important component of our business involves the receipt and storage of information about our guests, team members, and vendors. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff.
Until the data breach in the fourth quarter of 2013, all incidents we experienced were insignificant. The data breach we experienced in 2013 was significant and went undetected for several weeks. Both we and our vendors have experienced data security incidents subsequent to the 2013 data breach; however, to date these other incidents have not been material to our consolidated financial statements. Based on the prominence and notoriety of the 2013 data breach, even minor additional data security incidents could draw greater scrutiny. If we or our vendors experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to additional government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, which could cause them to discontinue using our REDcards or loyalty programs, or stop shopping with us altogether.
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
In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source. Political or financial instability, currency fluctuations, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could disrupt our supply of merchandise and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur or worsen, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, including vendor costs, labor, fuel, tariffs, currency exchange rates and supply chain transparency initiatives, could have an adverse effect on gross margins, expenses and results of operations. Changes in our relationships with our vendors also have the potential to increase our expenses and adversely affect results of operations.
A disruption in relationships with third parties who provide us services in connection with certain aspects of our business could adversely affect our operations.
We rely on third parties to support a variety of business functions, including portions of our technology development and systems, our digital platforms and distribution network operations, credit and debit card transaction processing, extensions of credit for our 5% REDcard Rewards loyalty program, the clinics and pharmacies operated by CVS within our stores, the infrastructure supporting our guest contact centers, and aspects of our food offerings. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if we fail to properly manage those third parties or if they fail to meet our performance standards and expectations, including with respect to data security, then our reputation, sales, and results of operations could be adversely affected. In addition, we could face increased costs associated with finding replacement providers or hiring new team members to provide these services in-house. If our guests do not react favorably to CVS’s operations or if our relationship with CVS is ineffective, our ability to discontinue the relationship is limited and our results of operations may be adversely affected. In addition, if we wish to have clinics and pharmacies in any new stores, those clinics and pharmacies must be owned and operated by CVS.
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
With approximately 341,000 team members, our workforce costs represent our largest operating expense, and our business and regulatory compliance is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing and effectively organize and manage those resources as our business and strategic priorities change. Many team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, collective bargaining efforts, health care and other benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain adequate numbers and an appropriate mix of qualified team members, contractors and temporary staffing, our operations, guest service levels and support functions could suffer. Those factors, together with increasing wage and benefit costs, could adversely affect our results of operations. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business.
We maintain a headquarters location in India where there has generally been greater political, financial, environmental and health instability than the United States. An extended disruption of our operations in India could adversely affect certain operations supporting stability and maintenance of our digital sales channels and information technology development.
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
Our business is subject to a wide array of laws and regulations in the United States and other countries in which we operate. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, advance scheduling notice requirements, and health care mandates. In addition, changes in the regulatory environment affecting privacy and information security, product safety, payment methods and related fees, responsible sourcing, supply chain transparency, or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with other applicable laws and regulations, including wage and hour laws, the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, and lowering our sales.
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
We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. In particular, we have historically relied on the public debt markets to fund portions of our capital investments and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If rating agencies lower our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds, and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to meet our capital requirements or fund our working capital needs, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

U.S. Stores at January 30, 2016	Stores	Retail Sq. Ft. (in thousands)		Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,150	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	46	6,136	Nevada	17	2,230
Arkansas	9	1,165	New Hampshire	9	1,148
California	272	35,674	New Jersey	44	5,837
Colorado	41	6,215	New Mexico	10	1,185
Connecticut	20	2,672	New York	71	9,747
Delaware	3	440	North Carolina	49	6,496
District of Columbia	1	179	North Dakota	4	554
Florida	122	17,137	Ohio	61	7,659
Georgia	52	7,099	Oklahoma	16	2,285
Hawaii	6	971	Oregon	19	2,280
Idaho	6	664	Pennsylvania	65	8,549
Illinois	90	12,307	Rhode Island	4	517
Indiana	31	4,174	South Carolina	19	2,359
Iowa	20	2,835	South Dakota	5	580
Kansas	18	2,473	Tennessee	31	3,990
Kentucky	13	1,551	Texas	148	20,822
Louisiana	16	2,246	Utah	13	1,953
Maine	5	630	Vermont	—	—
Maryland	39	4,952	Virginia	58	7,671
Massachusetts	39	5,171	Washington	37	4,328
Michigan	55	6,603	West Virginia	6	755
Minnesota	75	10,634	Wisconsin	37	4,560
Mississippi	6	743	Wyoming	2	187
Missouri	36	4,736
			Total	1,792	239,539

U.S. Stores and Distribution Centers at January 30, 2016	Stores	Distribution Centers (a)
Owned	1,537	33
Leased	103	7
Owned buildings on leased land	152	—
Total	1,792	40
(a)    The 40 distribution centers have a total of 51,671 thousand square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space in Minneapolis and elsewhere in the United States. We also lease office space in 13 countries for various support functions. Our properties are in good condition, well maintained, and suitable to carry on our business.
For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 14 and 22 of the Financial Statements.

Item 3.    Legal Proceedings

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), filed for protection under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto (the Court). The Canada Subsidiaries comprise substantially all of our former Canadian operations and our former Canadian Segment. The Canada Subsidiaries are in the process of liquidation. See MD&A and Note 7 of the Financial Statements for more information.
The following governmental enforcement proceedings relating to environmental matters are reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because they involve potential monetary sanctions in excess of $100,000:
On February 27, 2015, California Attorney General sent us a letter alleging, based on a series of compliance checks, that we have not achieved compliance with California’s environmental laws and the provisions of the injunction that was part of a settlement reached in 2011. No formal legal action has been commenced to date.
For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the Data Breach, see Note 19 of the Financial Statements.

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

Name	Title and Business Experience	Age
Timothy R. Baer	Executive Vice President, Chief Legal Officer and Corporate Secretary since March 2007.	55
Casey L. Carl	Executive Vice President and Chief Strategy and Innovation Officer since December 2014. President, Omnichannel and Senior Vice President, Enterprise Strategy from July 2014 to December 2014. President, Multichannel, from November 2011 to July 2014. From July 2008 to November 2011, Mr. Carl held several leadership positions with Target in Merchandising.	40
Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014. Chief Executive Officer of PepsiCo Americas Foods, a division of PepsiCo, Inc., a multinational food and beverage corporation, from March 2012 to July 2014. Chief Executive Officer and President of Sam's Club, a division of Wal-Mart Stores, Inc., a discount retailer, and Executive Vice President of Wal-Mart Stores, Inc. from April 2009 to January 2012.	57
Jeffrey J. Jones II	Executive Vice President and Chief Marketing Officer since April 2012. Partner and President of McKinney Ventures LLC, an advertising agency, from March 2006 to March 2012.	48
Stephanie A. Lundquist	Executive Vice President and Chief Human Resources Officer since February 2016. Senior Vice President, Human Resources from January 2015 to February 2016. Senior Vice President, Stores and Distribution Human Resources from February 2014 to January 2015. From March 2011 to January 2014 Ms. Lundquist held several leadership positions with Target Canada.	40
Michael E. McNamara	Executive Vice President and Chief Information Officer since June 2015. Chief Information Officer of Tesco PLC, a multinational grocery and general merchandise retailer, from March 2011 to May 2015.	51
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015. Executive Vice President and Chief Financial Officer from April 2012 to August 2015. Senior Vice President, Treasury, Accounting and Operations from February 2010 to March 2012.	50
Janna A. Potts	Executive Vice President and Chief Stores Officer since January 2016. Senior Vice President, Stores and Supply Chain Human Resources from February 2015 to January 2016. Senior Vice President, Target Canada Stores and Distribution from March 2014 to January 2015. Senior Vice President, Store Operations from August 2009 to March 2014.	48
Jacqueline Hourigan Rice	Executive Vice President and Chief Risk and Compliance Officer since December 2014. Chief Compliance Officer of General Motors Company, a vehicle manufacturer, from March 2013 to November 2014. Executive Director, Global Ethics & Compliance of General Motors Company from January 2010 to February 2013.	44
Catherine R. Smith	Executive Vice President and Chief Financial Officer since September 2015. Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, a pharmacy benefit manager, from February 2014 to December 2014. Executive Vice President of Strategy and Chief Financial Officer for Walmart International, a division of Wal-mart Stores Inc., a discount retailer, from March 2010 to January 2014.	52
Laysha L. Ward	Executive Vice President and Chief Corporate Social Responsibility Officer since December 2014. President, Community Relations and Target Foundation from July 2008 to December 2014.	48

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 4, 2016, there were 15,416 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2015 and 2014 are disclosed in Note 31 of the Financial Statements.
In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and in June 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. There is no stated expiration for the share repurchase program. Under this program, we have repurchased 94.6 million shares of common stock through January 30, 2016, at an average price of $69.57, for a total investment of $6.6 billion. The table below presents information with respect to Target common stock purchases made during the three months ended January 30, 2016, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1, 2015 through November 28, 2015
Open market and privately negotiated purchases	4,291,434	$74.57	4,291,434	$4,360,899,740
November 29, 2015 through January 2, 2016
Open market and privately negotiated purchases	7,442,198	72.59	7,430,138	3,821,513,044
January 3, 2016 through January 30, 2016
Open market and privately negotiated purchases	5,600,350	71.42	5,600,350	3,421,513,081
Total	17,333,982	$72.70	17,321,922	$3,421,513,081

(a)
The table above includes shares reacquired upon the noncash settlement of prepaid forward contracts. At January 30, 2016, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $18.2 million, or an average per share price of $41.13. During the fourth quarter, no shares were reacquired under such contracts. Refer to Note 27 of the Financial Statements for further details of these contracts.

(b)
The number of shares above includes shares of common stock reacquired from team members who tendered owned shares to i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or ii) satisfy the exercise price on stock option exercises. For the three months ended January 30, 2016, 12,060 shares were reacquired at an weighted average per share price of $71.71 pursuant to our long-term incentive plan.

Comparison of Cumulative Five Year Total Return
Target
S&P 500 Index
Peer Group
Dollars
250
200
150
100
50
0
2011
2012
2013
2014
2015
2016

	Fiscal Years Ended
	January 29, 2011	January 28, 2012	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016
Target	$100.00	$94.08	$117.57	$111.51	$149.56	$151.35
S&P 500 Index	100.00	105.33	123.87	149.02	170.22	169.09
Peer Group	100.00	111.14	141.62	171.29	212.31	231.19

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and a peer group consisting of 18 online, general merchandise, department store, food, and specialty retailers, which are large and meaningful competitors (Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Publix Super Markets, Inc., Rite Aid Corporation, Sears Holdings Corporation, Staples, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Wal-Mart Stores, Inc.) (Peer Group). Safeway, Inc. was included in the peer group used in previous filings, but was removed because the company was acquired during 2015 and its equity is no longer publicly traded. The peer group is consistent with the retail peer group used for our definitive Proxy Statement to be filed on or about April 25, 2016.
The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on January 29, 2011, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Fiscal Year Ended
(millions, except per share data)	2015	2014	2013	2012 (a)	2011	2010
Sales (b)	$73,785	$72,618	$71,279	$73,301	$69,865	$67,390
Net Earnings / (Loss)
Continuing operations	3,321	2,449	2,694	3,315	3,049	2,920
Discontinued operations	42	(4,085)	(723)	(316)	(120)	—
Net earnings / (loss)	3,363	(1,636)	1,971	2,999	2,929	2,920
Basic Earnings / (Loss) Per Share
Continuing operations	5.29	3.86	4.24	5.05	4.49	4.03
Discontinued operations	0.07	(6.44)	(1.14)	(0.48)	(0.18)	—
Basic earnings / (loss) per share	5.35	(2.58)	3.10	4.57	4.31	4.03
Diluted Earnings / (Loss) Per Share
Continuing operations	5.25	3.83	4.20	5.00	4.46	4.00
Discontinued operations	0.07	(6.38)	(1.13)	(0.48)	(0.18)	—
Diluted earnings / (loss) per share	5.31	(2.56)	3.07	4.52	4.28	4.00
Cash dividends declared per share	2.20	1.99	1.65	1.38	1.15	0.92

Total assets (c)	40,262	41,172	44,325	47,878	46,260	43,240
Long-term debt, including current portion	12,760	12,725	12,494	16,260	16,127	15,638
Note: This information should be read in conjunction with MD&A and the Financial Statements.

(a)	Consisted of 53 weeks.

(b)	For 2012 and prior, includes sales generated by our retail operations and credit card revenues.

(c)
Prior year balances have been revised to reflect the impact of adopting ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, described further in Notes 20 and 23 to the Financial Statements, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2015 included the following notable items:

•	GAAP earnings per share were $5.31, including $0.07 related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $4.69.

•	Comparable sales grew 2.1 percent. Digital channel sales growth of more than 30 percent contributed 0.8 percentage points to 2015 comparable sales growth.

•	We sold our pharmacy and clinic businesses to CVS, recognizing a pretax gain of $620 million.

•	We paid dividends of $1,362 million in 2015, an increase of 13.0 percent above 2014.

•	We returned cash through share repurchase for the first time since second quarter 2013, with purchases of $3,441 million of common stock at an average price of $77.07 per share.
Sales were $73,785 million for 2015, an increase of $1,167 million or 1.6 percent from the prior year. Earnings from continuing operations before interest expense and income taxes in 2015 increased by $995 million or 22.0 percent from 2014 to $5,530 million. Operating cash flow provided by continuing operations was $5,140 million, $5,131 million, and $7,519 million for 2015, 2014, and 2013, respectively. Proceeds from the sale of our pharmacy and clinic businesses to CVS are included in investing cash flows provided by continuing operations. In 2013, operating cash flow provided by continuing operations includes $2.7 billion of proceeds from the sale of our U.S. credit card receivables.

Earnings Per Share From Continuing Operations				Percent Change
	2015	2014	2013	2015/2014	2014/2013
GAAP diluted earnings per share	$5.25	$3.83	$4.20	37.2%	(8.8)%
Adjustments	(0.56)	0.39	0.09
Adjusted diluted earnings per share	$4.69	$4.22	$4.29	11.3%	(1.7)%
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

We report after-tax return on invested capital (ROIC) from continuing operations as we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended January 30, 2016, ROIC was 16.0 percent, compared with 12.4 percent for the trailing twelve months ended January 31, 2015. Excluding the net gain on the sale of our pharmacy and clinic businesses, ROIC was 13.9 percent for the trailing twelve months ended January 30, 2016. A reconciliation of ROIC is provided on page 24.

Pharmacies and Clinics Transaction

In December 2015, we closed the previously announced sale of our pharmacy and clinic businesses to CVS for cash consideration of $1.9 billion. CVS now operates the pharmacy and clinic businesses in our stores under a perpetual operating agreement, subject to termination in limited circumstances. No profit-sharing arrangement exists, but CVS will make an annual, inflation-adjusted occupancy-related payment to us, starting at $20 million to $25 million in the first year of the agreement. We also entered into a development agreement with CVS through which we may jointly develop small-format stores.
In connection with the sale, we recognized a pretax gain of $620 million, which we recorded outside of segment results and excluded from Adjusted EPS. We also recorded deferred income of $694 million, which we will amortize into income evenly over the 23-year weighted average remaining accounting useful life of our stores.
During 2015, we used a portion of the $1.9 billion cash consideration to repurchase shares of our common stock and settle approximately $200 million of retained pharmacy and clinic net liabilities. We expect to use the remaining proceeds to pay approximately $500 million of related taxes and repurchase shares.
Had this transaction closed prior to this year, our 2015 reported sales and cost of goods sold would have been lower by approximately $3.8 billion and $3.1 billion, respectively, with no notable effect on EBITDA or EBIT.
This transaction is expected to be accretive to EPS in every period following the closing, and should add 50 basis points or more to ROIC over time. In addition, due to the lower sales base without a significant effect on profits, we expect the transaction to have a favorable impact on our EBITDA and EBIT margin rates.
Refer to Note 6 of the Financial Statements for additional information about the transaction.

Analysis of Results of Operations

Segment Results

				Percent Change
(dollars in millions)	2015	2014	2013	2015/2014	2014/2013
Sales	$73,785	$72,618	$71,279	1.6%	1.9%
Cost of sales	51,997	51,278	50,039	1.4	2.5
Gross margin	21,788	21,340	21,240	2.1	0.5
SG&A expenses (a)	14,448	14,503	14,383	(0.4)	0.8
EBITDA	7,340	6,837	6,857	7.4	(0.3)
Depreciation and amortization	2,213	2,129	1,996	3.9	6.7
EBIT	$5,127	$4,708	$4,861	8.9%	(3.1)%
Note: Effective January 15, 2015, we operate as a single segment which includes all of our continuing operations, excluding net interest expense, data breach related costs, and certain other expenses which are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores or through our digital sales channels. Beginning with the first quarter of 2015, segment EBIT includes the impact of the reduction of the beneficial interest asset. For comparison purposes, prior years' segment EBIT has been revised. See Note 30 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.

(a)
SG&A includes credit card revenues and expenses for all periods presented prior to the March 2013 sale of our U.S. consumer credit card portfolio to TD. For 2015, 2014, and 2013, SG&A also includes $641 million, $629 million, and $555 million, respectively, of net profit-sharing income from the arrangement with TD.

Rate Analysis	2015	2014	2013
Gross margin rate	29.5%	29.4%	29.8%
SG&A expense rate	19.6	20.0	20.2
EBITDA margin rate	9.9	9.4	9.6
Depreciation and amortization expense rate	3.0	2.9	2.8
EBIT margin rate	6.9	6.5	6.8
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include merchandise sales, net of expected returns, and gift card breakage. Refer to Note 2 of the Financial Statements for a definition of gift card breakage. The increase in 2015 and 2014 sales reflects an increase in comparable sales of 2.1 percent and 1.3 percent, respectively, and the contribution from new stores, partially offset by a decrease in 2015 of approximately $550 million due to the sale of our pharmacy and clinic businesses. Inflation did not materially affect sales in any period presented.

Sales by Channel	2015	2014	2013
Stores	96.6%	97.4%	98.0%
Digital	3.4	2.6	2.0
Total	100%	100%	100%

Comparable sales is a measure that highlights the performance of our existing stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions operating less than one year, stores that have been closed, and digital acquisitions that we no longer operate. Pharmacy and clinic sales for the comparable period following the sale to CVS are excluded from the calculation. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	2015	2014	2013
Comparable sales change	2.1%	1.3%	(0.4)%
Drivers of change in comparable sales:
Number of transactions	1.3	(0.2)	(2.7)
Average transaction amount	0.8	1.5	2.3
Selling price per unit	3.3	3.2	1.6
Units per transaction	(2.4)	(1.6)	0.7

Contribution to Comparable Sales Change	2015	2014	2013
Stores channel comparable sales change	1.3%	0.7%	(0.7)%
Digital channel contribution to comparable sales change	0.8	0.7	0.3
Total comparable sales change	2.1%	1.3%	(0.4)%
Note: Amounts may not foot due to rounding.

Sales by Product Category	Percentage of Sales
	2015	2014	2013
Household essentials (a)	26%	25%	25%
Hardlines (b)	17	18	18
Apparel and accessories (c)	19	19	19
Food and pet supplies (d)	21	21	21
Home furnishings and décor (e)	17	17	17
Total	100%	100%	100%

(a)	Includes pharmacy, beauty, personal care, baby care, cleaning, and paper products. Pharmacy represented 5 percent, 6 percent, and 6 percent in 2015, 2014, and 2013, respectively.

(b)	Includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods, and toys.

(c)	Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as intimate apparel, jewelry, accessories, and shoes.

(d)	Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce, and pet supplies.

(e)	Includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive, and seasonal merchandise such as patio furniture and holiday décor.

Further analysis of sales metrics is infeasible due to the collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and transfer of sales to new stores.
TD offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5 percent discount on virtually all purchases and free shipping at Target.com when they use a REDcard. We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our REDcards are also incremental sales for Target.

REDcard Penetration	2015	2014	2013
Target Debit Card	12.1%	11.2%	9.9%
Target Credit Cards	10.1	9.7	9.3
Total REDcard Penetration	22.3%	20.9%	19.3%
Note: Excluding pharmacy and clinic sales, total REDcard penetration would have been 23.2 percent, 21.9 percent, and 20.1 percent for 2015, 2014, and 2013, respectively. The sum of Target Credit Cards and Target Debit Card penetration may not equal Total REDcard Penetration due to rounding.

Gross Margin Rate

Our gross margin rate was 29.5 percent in 2015, 29.4 percent in 2014, and 29.8 percent in 2013. The 2015 increase was primarily due to favorable category sales mix and lower promotional activity relative to the highly promotional period in 2014 following the 2013 data breach, partially offset by the impact of increased digital channel sales.
The 2014 decrease was primarily due to promotional activity.

Selling, General and Administrative Expense Rate

Our SG&A expense rate was 19.6 percent in 2015, 20.0 percent in 2014, and 20.2 percent in 2013. The decrease in 2015 primarily resulted from cost saving initiatives and reduced marketing expense, partially offset by investments in other initiatives, none of which were individually significant. We will continue to seek efficiency savings to reinvest in our business; however, we do not expect the SG&A rate to continue to decline at the pace realized during 2014 and 2015.
The decrease in 2014 was primarily related to cost savings initiatives, partially offset by investments in technology and other initiatives, none of which were individually significant.

Store Data

Change in Number of Stores	2015	2014
Beginning store count	1,790	1,793
Opened	15	16
Closed	(13)	(19)
Relocated	—	—
Ending store count	1,792	1,790
Number of stores remodeled during the year	9	39

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
170,000 or more sq. ft.	278	280	49,688	50,037
50,000 to 169,999 sq. ft.	1,505	1,509	189,677	189,905
0 to 49,999 sq. ft.	9	1	174	21
Total	1,792	1,790	239,539	239,963

(a)	In thousands, reflects total square feet less office, distribution center and vacant space.

Other Performance Factors

Other Selling, General and Administrative Expenses

We recorded $216 million, $174 million, and $81 million of selling, general and administrative expenses outside of the segment during 2015, 2014, and 2013, respectively. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 23 and Note 30 of the Financial Statements.

Net Interest Expense

Net interest expense from continuing operations was $607 million, $882 million, and $1,049 million for 2015, 2014, and 2013, respectively. Net interest expense for 2014 and 2013 included a loss on early retirement of debt of $285 million and $445 million, respectively.

Provision for Income Taxes

Our effective income tax rate from continuing operations decreased to 32.5 percent in 2015, from 33.0 percent in 2014, driven primarily by the $112 million tax benefit that resulted from releasing the valuation allowance on a capital loss related to our Canada exit. This benefit is recorded in continuing operations as the release of the valuation allowance is attributable to a capital gain generated by the CVS transaction. The tax rate benefit from this valuation allowance release was partially offset by a year-over-year decrease in the favorable resolution of various income tax matters and the rate impact of higher pretax earnings. The resolution of various income tax matters reduced tax expense by $8 million and $35 million in 2015 and 2014, respectively. Note 23 of the Financial Statements provides a tax rate reconciliation.
Our effective income tax rate from continuing operations decreased to 33.0 percent in 2014, from 34.6 percent in 2013, driven primarily by the net tax effect of our global sourcing operations and the favorable resolution of various income tax matters. The resolution of various income tax matters reduced tax expense by $35 million and $16 million in 2014 and 2013, respectively.

Discontinued Operations

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), comprising substantially all of our former Canadian operations and our former Canadian Segment, filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court) and were deconsolidated. As a result, we recorded a pretax impairment loss on deconsolidation and other charges, collectively totaling $5.1 billion. The Canada Subsidiaries are executing a liquidation through the CCAA process.
Income from discontinued operations, net of tax, was $42 million during 2015.
In the fourth quarter of 2015, we reached settlements with two entities that controlled guaranteed leases representing approximately 46 percent of the recorded accrual at that time. Under the settlement terms, these entities have subrogated to us their claims against the Canada Subsidiaries. The settlement amounts were materially consistent with our previously recorded accruals.
As part of a March 2016 settlement between the Canada Subsidiaries and all of their former landlords, we have agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the estate in exchange for a full release from obligations under guarantees of certain leases. This agreement remains subject to creditor and Court approval. The financial impact of this agreement is materially consistent with amounts recorded in our financial statements.
For more information about our Canada exit, see Note 7 of the Financial Statements.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes the impact of the 2015 sale of our pharmacy and clinic businesses, the 2013 sale of our U.S. consumer credit card receivables portfolio, losses on early retirement of debt, net expenses related to the 2013 data breach, and other matters presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative to, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS from continuing operations should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate non-GAAP adjusted EPS from continuing operations differently than we do, limiting the usefulness of the measure for comparisons with other companies. Prior year amounts have been revised to present Adjusted EPS on a continuing operations basis.

	2015			2014			2013
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$5.25			$3.83			$4.20
Adjustments
Gain on sale (a)	$(620)	$(487)	$(0.77)	$—	$—	$—	$(391)	$(247)	$(0.38)
Restructuring costs (b)	138	87	0.14	—	—	—	—	—	—
Loss on early retirement of debt	—	—	—	285	173	0.27	445	270	0.42
Data breach-related costs, net of insurance (c)	39	28	0.04	145	94	0.15	17	11	0.02
Other (d)	39	29	0.05	29	18	0.03	64	40	0.06
Resolution of income tax matters	—	(8)	(0.01)	—	(35)	(0.06)	—	(16)	(0.03)
Adjusted diluted earnings per share from continuing operations			$4.69			$4.22			$4.29
Note: The sum of the non-GAAP adjustments may not equal the total adjustment amounts due to rounding.

(a)
For 2015, includes the gain on the pharmacies and clinics transaction. Refer to Note 6 of the Financial Statements for more information. For 2013, includes the gain on receivables transaction. Refer to Note 9 of the Financial Statements for more information.

(b)	Refer to Note 8 of the Financial Statements.

(c)	Refer to Note 19 of the Financial Statements.

(d)
For 2015, represents impairments related to our decision to wind down certain noncore operations. Refer to Note 16 of the Financial Statements for more information. 2014 includes impairments of $16 million related to undeveloped land in the U.S. and $13 million of expense related to converting co-branded card program to MasterCard. 2013 includes a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, and $19 million in impairment charges related to certain parcels of undeveloped land.

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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	January 30, 2016	January 31, 2015
Earnings from continuing operations before interest expense and income taxes	$5,530	$4,535
+ Operating lease interest (a)(b)	87	89
Adjusted earnings from continuing operations before interest expense and income taxes	5,617	4,624
- Income taxes (c)	1,827	1,524
Net operating profit after taxes	$3,790	$3,100

Denominator (dollars in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Current portion of long-term debt and other borrowings	$815	$91	$1,143
+ Noncurrent portion of long-term debt	11,945	12,634	11,351
+ Shareholders' equity	12,957	13,997	16,231
+ Capitalized operating lease obligations (b)(d)	1,457	1,490	1,635
- Cash and cash equivalents	4,046	2,210	670
- Net assets of discontinued operations	226	1,479	4,270
Invested capital	$22,902	$24,523	$25,420
Average invested capital (e)	$23,713	$24,971

After-tax return on invested capital	16.0%	(f)	12.4%
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
(c) Calculated using the effective tax rate for continuing operations, which was 32.5 percent and 33.0 percent for the trailing twelve months ended January 30, 2016 and January 31, 2015.
(d) Calculated as eight times our trailing twelve months rent expense.
(e) Average based on the invested capital at the end of the current period and the invested capital at the end of the prior period.
(f) Excluding the net gain on the sale of our pharmacy and clinic businesses, ROIC was 13.9 percent for the trailing twelve months ended January 30, 2016.

Capitalized operating lease obligations and operating lease interest are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is total rent expense. Capitalized operating lease obligations and operating lease interest should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Total rent expense	$182	$186	$204
Capitalized operating lease obligations (total rent expense x 8)	1,457	1,490	1,635
Operating lease interest (capitalized operating lease obligations x 6%)	87	89	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance increased to $4,046 million from $2,210 million in 2014, primarily reflecting the proceeds from the sale of the pharmacy and clinic businesses. Due to the timing of the sale late in 2015, we did not fully deploy the net proceeds by the end of 2015. Short-term investments of $3,008 million and $1,520 million were included in cash and cash equivalents at the end of 2015 and 2014, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Cash Flows

Our 2015 operations were funded by internally generated funds. Operating cash flow provided by continuing operations was $5,140 million in 2015 compared with $5,131 million in 2014. Proceeds from the sale of our pharmacy and clinic businesses to CVS are included in investing cash flows provided by continuing operations. These cash flows, combined with period year-end cash position, allowed us to invest in the business, pay dividends and repurchase shares under our share repurchase program.

Inventory

Year-end inventory was $8,601 million, compared with $8,282 million in 2014. The increase was due to investments to drive growth in certain merchandise categories, improve in-stocks, and earlier receipts of certain merchandise.

Share Repurchases

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 94.6 million shares of common stock through January 30, 2016, at an average price of $69.57, for a total investment of $6.6 billion.
During 2015, we repurchased 44.7 million shares of our common stock, for a total investment of $3,441 million ($77.07 per share), including shares repurchased under accelerated share repurchase agreements. We did not repurchase any shares on the open market during 2014. However, as described in Note 25 to the Financial Statements, we reacquired 0.8 million shares upon the noncash settlement of prepaid forward contracts related to nonqualified deferred compensation plans.

Dividends

We paid dividends totaling $1,362 million in 2015 and $1,205 million in 2014, an increase of 13.0 percent. We declared dividends totaling $1,378 million ($2.20 per share) in 2015, a per share increase of 10.6 percent over 2014. We declared dividends totaling $1,271 million ($1.99 per share) in 2014, a per share increase of 20.6 percent over 2013. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of January 30, 2016, our credit ratings were as follows:

Credit Ratings	Moody's	Standard and Poor's	Fitch
Long-term debt	A2	A	A-
Commercial paper	P-1	A-1	F2

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above.
In 2015, we funded our peak holiday sales period working capital needs through internally generated funds. In 2014, we funded our peak holiday sales period working capital needs through internally generated funds and the issuance of commercial paper.

Commercial Paper
(dollars in millions)	2015	2014	2013
Maximum daily amount outstanding during the year	$—	$590	$1,465
Average amount outstanding during the year	—	129	408
Amount outstanding at year-end	—	—	80
Weighted average interest rate	—%	0.11%	0.13%

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2015, 2014, or 2013 under this facility.
Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at January 30, 2016, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.
We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund obligations incurred as a result of our exit from Canada, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. Our exit from Canada increased our after-tax cash flows beginning in 2015. We continue to anticipate ample access to commercial paper and long-term financing.

Capital Expenditures

Capital Expenditures	2015	2014	2013
(millions)
Information technology, distribution and other	$1,289	$1,306	$1,069
New stores	115	381	536
Store remodels and expansions	34	99	281
Total	$1,438	$1,786	$1,886

Capital expenditures decreased in 2015 from the prior year as we opened fewer large-format stores and realized efficiency gains in technology, partially offset by increased guest experience and supply chain investments. Capital expenditures were less than our initial expectations reflecting efficiency gains in technology combined with the impact of project timing shifts as we aligned investments against specific initiatives to drive growth, invest in our supply chain, and build out our omnichannel capabilities. Capital expenditures decreased in 2014 from the prior year due to fewer remodels and new stores, partially offset by increased technology investments to support our omnichannel efforts and security enhancements.
We expect capital expenditures in 2016 to return to a level comparable with 2013 and 2014.

Commitments and Contingencies

Contractual Obligations as of	Payments Due by Period
January 30, 2016		Less than	1-3	3-5	After 5
(millions)	Total	1 Year	Years	Years	Years
Recorded contractual obligations:
Long-term debt (a)	$11,955	$751	$2,453	$2,095	$6,656
Capital lease obligations (b)	1,690	130	144	139	1,277
Deferred compensation (c)	499	57	118	125	199
Real estate liabilities (d)	52	52	—	—	—
Tax contingencies (e)	—	—	—	—	—
Loss contingencies (f)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt	6,717	569	936	753	4,459
Operating leases (b)	3,713	186	361	324	2,842
Purchase obligations (g)	1,950	605	801	379	165
Real estate obligations (h)	227	192	35	—	—
Future contributions to retirement plans (i)	—	—	—	—	—
Contractual obligations	$26,803	$2,542	$4,848	$3,815	$15,598

(a)	Represents principal payments only. See Note 20 of the Financial Statements for further information.

(b)
These payments also include $311 million and $90 million of legally binding minimum lease payments for stores that are expected to open in 2016 or later for capital and operating leases, respectively. Capital lease obligations include interest. See Note 22 of the Financial Statements for further information.

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

(e)
Estimated tax contingencies of $215 million, including interest and penalties and primarily related to continuing operations, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 23 of the Financial Statements for further information.

(f)
Estimated loss contingencies, including those related to the Canada Exit and the 2013 data breach, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 7 and Note 19 of the Financial Statements for further information.

(g)
Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, and service contracts. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are excluded from this table as these obligations are conditioned on terms of the letter of credit being met.

(h)	Real estate obligations include commitments for the purchase, construction, or remodeling of real estate and facilities.

(i)
We have not included obligations under our pension plans in the contractual obligations table above because no additional amounts are required to be funded as of January 30, 2016. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

Off Balance Sheet Arrangements:    Other than the unrecorded contractual obligations noted above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Critical Accounting Estimates

Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, except as discussed below regarding Canada Exit-related costs, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our senior management has discussed the development and selection of our critical accounting estimates with the Audit & Finance Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and cost of sales:    We use the retail inventory method to account for the majority of our inventory and the related cost of sales. Under this method, inventory is stated at cost using the last-in, first-out (LIFO) method as determined by applying a cost-to-retail ratio to each merchandise grouping's ending retail value. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed to cost of sales in the period incurred. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Markdowns designated for clearance activity are recorded when the salability of the merchandise has diminished. Inventory is at risk of obsolescence if economic conditions change, including changing consumer demand, guest preferences, changing consumer credit markets, or increasing competition. We believe these risks are largely mitigated because our inventory typically turns in less than three months. Inventory was $8,601 million and $8,282 million at January 30, 2016 and January 31, 2015, respectively, and is further described in Note 12 of the Financial Statements.

Vendor income receivable:    Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors (Vendor Income). Vendor Income is earned for a variety of programs, such as volume rebates, markdown allowances, promotions, advertising allowances, and compliance programs. We establish a receivable for Vendor Income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of year-end Vendor Income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our Vendor Income receivable have not been material. Excluding pharmacy-related receivables, which were insignificant at period-end, Vendor Income receivable was $379 million and $426 million at January 30, 2016 and January 31, 2015, respectively. The Vendor Income receivable balance is described further in Note 4 of the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded impairments of $54 million, $124 million, and $77 million in 2015, 2014, and 2013, respectively, which are described further in Note 14. As of January 30, 2016, a 10 percent decrease in the fair value of assets we intend to sell or close would result in additional impairment of $7 million in 2015. Historically, we have not realized material losses upon sale of long-lived assets.

Investments in and receivables from Canada Subsidiaries:    We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canada Subsidiaries to estimated liabilities. We estimated the fair value of the major asset classes using estimated selling price less cost to sell, the income approach based on estimated market rents and capitalization rates, and discounted cash flow analysis of the differential between estimated market rent and contractual rent payments, as appropriate. We also applied an estimated liquidation discount to reflect the CCAA filing.
Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities, and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Canada Subsidiaries under certain contracts. Based on our estimates, the fair value of liabilities exceeds the fair value of assets.
To assess the fair value and recoverability of amounts receivable from the Canada Subsidiaries, we estimated the fair value of the underlying net assets of the Canada Subsidiaries available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims.

Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims, and estimated payments by the Canada Subsidiaries. Our ultimate recovery is subject to the final liquidation value of the Canada Subsidiaries and may vary significantly from our current estimates. See Note 7 of the Financial Statements for further information.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $498 million and $566 million at January 30, 2016 and January 31, 2015, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a five percent increase or decrease in average claim costs would impact our self-insurance expense by $25 million in 2015. Historically, adjustments to our estimates have not been material. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities, and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $215 million and $195 million at January 30, 2016 and January 31, 2015, respectively, and primarily relate to continuing operations. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 23 of the Financial Statements.

Pension accounting:    We maintain a funded qualified, defined benefit pension plan, as well as several smaller and unfunded nonqualified plans for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits varies depending on team members' full-time or part-time status, date of hire, and/or length of service. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate, and compensation growth rates. The assumptions, with adjustments made for any significant plan or participant changes, are used to determine the period-end benefit obligation and establish expense for the next year.
Our 2015 expected long-term rate of return on plan assets of 7.5 percent is determined by the portfolio composition, historical long-term investment performance, and current market conditions. Our compound annual rate of return on qualified plans' assets was 8.4 percent, 7.2 percent, 6.8 percent, and 8.5 percent for the 5-year, 10-year, 15-year, and 20-year periods, respectively. A one percentage point decrease in our expected long-term rate of return would increase annual expense by $35 million. Based on a change in our asset allocation policy in late 2015, our expected long-term rate of return is 6.8 percent for 2016.
The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $32 million.
Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.
Pension benefits are further described in Note 28 of the Financial Statements.

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
We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. With the exception of Canada Exit-related loss exposures, we do not believe any of the currently identified claims or litigation may materially affect our results of operations, cash flows, or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 7 of the Financial Statements for further information on the Canada Exit-related contingencies, respectively.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. The new standard is effective in 2019, with early adoption permitted.  We are currently evaluating the effect the new standard will have on our financial statements.
We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the expected impact of the pharmacies and clinics sale transaction on our financial performance and the anticipated use of proceeds, the continued execution of our share repurchase program, our expected capital expenditures, the impact of changes in the expected effective income tax rate on net income, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected returns on pension plan assets, the timing and financial impact of discontinuing postretirement health care benefits that were offered to team members upon early retirement and prior to Medicare eligibility, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for investigations, inquiries, claims and litigation, including those related to the 2013 data breach and discontinuing our Canadian operations, expected changes to our contractual obligations and liabilities, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, the process, timing and effects of discontinuing our Canadian operations, the resolution of tax matters, changes in our assumptions and expectations, and the expected benefits and timing of cash disbursements related to restructuring activities.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At January 30, 2016, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate. Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short term investments. At January 30, 2016, our floating rate short-term investments exceeded our floating rate debt by approximately $1,758 million. Based on our balance sheet position at January 30, 2016, the annualized effect of a 0.1 percentage point decrease in floating interest rates on our floating rate short-term investments, net of our debt obligations, would decrease earnings before income taxes by approximately $2 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate environments. See further description of our debt and derivative instruments in Notes 20 and 21 of the Notes to Financial Statements.
We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position at January 30, 2016, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $9 million.
In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The value of our pension liabilities is inversely related to changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $32 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 55 percent of the interest rate exposure of our funded status.
As more fully described in Note 15 and Note 27 of the Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that offset a substantial portion of our economic exposure to the returns on these plans. The annualized effect of a one percentage point change in market returns on our nonqualified defined contribution plans (inclusive of the effect of the investment vehicles used to manage our economic exposure) would not be significant.
There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

Item 8.   Financial Statements and Supplementary Data

Report of Management on the Consolidated Financial Statements

Management is responsible for the consistency, integrity, and presentation of the information in the Annual Report. The consolidated financial statements and other information presented in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States and include necessary judgments and estimates by management.
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
The Board of Directors exercised its oversight role with respect to the Corporation's systems of internal control primarily through its Audit Committee, which is comprised of independent directors. The Committee oversees the Corporation's systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.
In addition, our consolidated financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report also appears on this page.

Brian C. Cornell Chairman and Chief Executive Officer March 11, 2016	Catherine R. Smith Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Target Corporation

We have audited the accompanying consolidated statements of financial position of Target Corporation and subsidiaries (the Corporation) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Corporation and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 11, 2016, expressed an unqualified opinion thereon.

Minneapolis, Minnesota March 11, 2016

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2016, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 30, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

Brian C. Cornell Chairman and Chief Executive Officer March 11, 2016	Catherine R. Smith Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Target Corporation

We have audited Target Corporation and subsidiaries' (the Corporation) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Target Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 30, 2016, and our report dated March 11, 2016, expressed an unqualified opinion thereon.

Minneapolis, Minnesota March 11, 2016

Consolidated Statements of Operations

(millions, except per share data)	2015	2014	2013
Sales	$73,785	$72,618	$71,279
Cost of sales	51,997	51,278	50,039
Gross margin	21,788	21,340	21,240
Selling, general and administrative expenses	14,665	14,676	14,465
Depreciation and amortization	2,213	2,129	1,996
Gain on sale	(620)	—	(391)
Earnings from continuing operations before interest expense and income taxes	5,530	4,535	5,170
Net interest expense	607	882	1,049
Earnings from continuing operations before income taxes	4,923	3,653	4,121
Provision for income taxes	1,602	1,204	1,427
Net earnings from continuing operations	3,321	2,449	2,694
Discontinued operations, net of tax	42	(4,085)	(723)
Net earnings / (loss)	$3,363	$(1,636)	$1,971
Basic earnings / (loss) per share
Continuing operations	$5.29	$3.86	$4.24
Discontinued operations	0.07	(6.44)	(1.14)
Net earnings / (loss) per share	$5.35	$(2.58)	$3.10
Diluted earnings / (loss) per share
Continuing operations	$5.25	$3.83	$4.20
Discontinued operations	0.07	(6.38)	(1.13)
Net earnings / (loss) per share	$5.31	$(2.56)	$3.07
Weighted average common shares outstanding
Basic	627.7	634.7	635.1
Dilutive effect of share-based awards	5.2	5.4	6.7
Diluted	632.9	640.1	641.8
Antidilutive shares	—	3.3	2.3
Note: Per share amounts may not foot due to rounding.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(millions)	2015	2014	2013
Net income / (loss)	$3,363	$(1,636)	$1,971
Other comprehensive income / (loss), net of tax
Pension and other benefit liabilities, net of (benefit) / provision for taxes of $(18), $(90), and $71	(27)	(139)	110
Currency translation adjustment and cash flow hedges, net of provision for taxes of $2, $2, and $11	(3)	431	(425)
Other comprehensive income / (loss)	(30)	292	(315)
Comprehensive (loss) / income	$3,333	$(1,344)	$1,656
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	January 30, 2016	January 31, 2015
Assets
Cash and cash equivalents, including short-term investments of $3,008 and $1,520	$4,046	$2,210
Inventory	8,601	8,282
Assets of discontinued operations	322	1,058
Other current assets	1,161	2,074
Total current assets	14,130	13,624
Property and equipment
Land	6,125	6,127
Buildings and improvements	27,059	26,613
Fixtures and equipment	5,347	5,329
Computer hardware and software	2,617	2,552
Construction-in-progress	315	424
Accumulated depreciation	(16,246)	(15,093)
Property and equipment, net	25,217	25,952
Noncurrent assets of discontinued operations	75	717
Other noncurrent assets	840	879
Total assets	$40,262	$41,172
Liabilities and shareholders' investment
Accounts payable	$7,418	$7,759
Accrued and other current liabilities	4,236	3,783
Current portion of long-term debt and other borrowings	815	91
Liabilities of discontinued operations	153	103
Total current liabilities	12,622	11,736
Long-term debt and other borrowings	11,945	12,634
Deferred income taxes	823	1,160
Noncurrent liabilities of discontinued operations	18	193
Other noncurrent liabilities	1,897	1,452
Total noncurrent liabilities	14,683	15,439
Shareholders' investment
Common stock	50	53
Additional paid-in capital	5,348	4,899
Retained earnings	8,188	9,644
Accumulated other comprehensive loss
Pension and other benefit liabilities	(588)	(561)
Currency translation adjustment and cash flow hedges	(41)	(38)
Total shareholders' investment	12,957	13,997
Total liabilities and shareholders' investment	$40,262	$41,172
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 602,226,517 shares issued and outstanding at January 30, 2016; 640,213,987 shares issued and outstanding at January 31, 2015.
Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at January 30, 2016 or January 31, 2015.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2015	2014	2013
Operating activities
Net earnings / (loss)	$3,363	$(1,636)	$1,971
Earnings / (losses) from discontinued operations, net of tax	42	(4,085)	(723)
Net earnings from continuing operations	3,321	2,449	2,694
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,213	2,129	1,996
Share-based compensation expense	115	71	106
Deferred income taxes	(322)	7	58
Gain on sale	(620)	—	(391)
Loss on debt extinguishment	—	285	445
Noncash (gains) / losses and other, net	(12)	40	87
Changes in operating accounts:
Accounts receivable originated at Target	—	—	157
Proceeds on sale of accounts receivable originated at Target	—	—	2,703
Inventory	(316)	(512)	(504)
Other assets	227	(115)	(79)
Accounts payable and accrued liabilities	534	777	247
Cash provided by operating activities—continuing operations	5,140	5,131	7,519
Cash provided by / (required for) operating activities—discontinued operations	704	(692)	(999)
Cash provided by operations	5,844	4,439	6,520
Investing activities
Expenditures for property and equipment	(1,438)	(1,786)	(1,886)
Proceeds from disposal of property and equipment	28	95	70
Proceeds from sale of businesses	1,875	—	—
Change in accounts receivable originated at third parties	—	—	121
Proceeds from sale of accounts receivable originated at third parties	—	—	3,002
Cash paid for acquisitions, net of cash assumed	—	(20)	(157)
Other investments	24	106	130
Cash provided by / (required for) investing activities—continuing operations	489	(1,605)	1,280
Cash provided by / (required for) investing activities—discontinued operations	19	(321)	(1,551)
Cash provided by / (required for) investing activities	508	(1,926)	(271)
Financing activities
Change in commercial paper, net	—	(80)	(890)
Additions to long-term debt	—	1,993	—
Reductions of long-term debt	(85)	(2,079)	(3,463)
Dividends paid	(1,362)	(1,205)	(1,006)
Repurchase of stock	(3,438)	—	(1,461)
Stock option exercises and related tax benefit	369	373	456
Cash required for financing activities	(4,516)	(998)	(6,364)
Effect of exchange rate changes on cash and cash equivalents	—	—	26
Net increase / (decrease) in cash and cash equivalents	1,836	1,515	(89)
Cash and cash equivalents at beginning of period (a)	2,210	695	784
Cash and cash equivalents at end of period (b)	$4,046	$2,210	$695
Supplemental information
Interest paid, net of capitalized interest	$604	$871	$1,043
Income taxes (refunded) / paid	(127)	1,251	1,386
Property and equipment acquired through capital lease obligations	126	88	132
(a)    Includes cash of our discontinued operations of $25 million and $59 million at February 1, 2014 and February 2, 2013, respectively.
(b)    Includes cash of our discontinued operations of $25 million at February 1, 2014.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

(millions, except footnotes)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
February 2, 2013	645.3	$54	$3,925	$13,155	$(576)	$16,558
Net earnings	—	—	—	1,971	—	1,971
Other comprehensive income	—	—	—	—	(315)	(315)
Dividends declared	—	—	—	(1,051)	—	(1,051)
Repurchase of stock	(21.9)	(2)	—	(1,476)	—	(1,478)
Stock options and awards	9.5	1	545	—	—	546
February 1, 2014	632.9	$53	$4,470	$12,599	$(891)	$16,231
Net loss	—	—	—	(1,636)	—	(1,636)
Other comprehensive loss	—	—	—	—	292	292
Dividends declared	—	—	—	(1,273)	—	(1,273)
Repurchase of stock	(0.8)	—	—	(46)	—	(46)
Stock options and awards	8.1	—	429	—	—	429
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Net earnings	—	—	—	3,363	—	3,363
Other comprehensive income	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(1,378)	—	(1,378)
Repurchase of stock	(44.7)	(4)	—	(3,441)	—	(3,445)
Stock options and awards	6.7	1	449	—	—	450
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
Dividends declared per share were $2.20, $1.99, and $1.65 in 2015, 2014, and 2013, respectively.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    We are a general merchandise retailer selling products to our guests through our stores and digital channels.

As more fully described in Note 7, in January 2015, we announced our exit from the Canadian market and filed for protection (the Filing) under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto (the Court). Our prefiling financial results in Canada and subsequent expenses directly attributable to the Canada exit are included in our financial statements and classified within discontinued operations. Discontinued operations refers only to our discontinued Canadian operations. Subsequent to the Filing, we operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online, or through mobile devices.

Consolidation    The consolidated financial statements include the balances of the Corporation and its subsidiaries after elimination of intercompany balances and transactions. All material subsidiaries are wholly owned. We consolidate variable interest entities where it has been determined that the Corporation is the primary beneficiary of those entities' operations. As of January 15, 2015, we deconsolidated substantially all of our Canadian operations following the Filing. See Note 7 for more information.

Use of estimates    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2015 ended January 30, 2016, and consisted of 52 weeks. Fiscal 2014 ended January 31, 2015, and consisted of 52 weeks. Fiscal 2013 ended February 1, 2014, and consisted of 52 weeks. Fiscal 2016 will end January 28, 2017, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to current year presentation.

2. Revenues

Our retail stores generally record revenue at the point of sale. Digital channel sales include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales. Commissions earned on sales generated by leased departments are included within sales and were $37 million, $32 million, and $29 million in 2015, 2014, and 2013, respectively.
Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.
Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their REDcard. The discounts associated with loyalty programs are included as reductions in sales in our Consolidated Statements of Operations and were $1,067 million, $943 million, and $833 million in 2015, 2014, and 2013, respectively.

3. Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary items classified in each major expense category:

Cost of Sales	Selling, General and Administrative Expenses
Total cost of products sold including
•   Freight expenses associated with moving
    merchandise from our vendors to our
    distribution centers and our retail stores, and
    among our distribution and retail facilities
•   Vendor income that is not reimbursement of
    specific, incremental, and identifiable costs
Inventory shrink
Markdowns
Outbound shipping and handling expenses
    associated with sales to our guests
Payment term cash discounts
Distribution center costs, including compensation
    and benefits costs
Import costs

Compensation and benefit costs including
•   Stores
•   Headquarters
Occupancy and operating costs of retail and
    headquarters facilities
Advertising, offset by vendor income that is a
    reimbursement of specific, incremental, and
    identifiable costs
Pre-opening costs of stores and other facilities
U.S. credit cards servicing expenses and profit
    sharing
Litigation and defense costs and related insurance
    recovery
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

4. Consideration Received from Vendors

We receive consideration for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, and advertising allowances and for our compliance programs, referred to as "vendor income." Vendor income reduces either our inventory costs or SG&A expenses based on the provisions of the arrangement. Under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. These allowances are recorded when violations occur. Substantially all consideration received is recorded as a reduction of cost of sales.
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

5. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, internet advertisements, and media broadcast, are expensed at first showing or distribution of the advertisement.

Advertising Costs (millions)	2015	2014	2013
Gross advertising costs	$1,472	$1,647	$1,623
Vendor income	38	47	75
Net advertising costs	$1,434	$1,600	$1,548

6. Pharmacies and Clinics Transaction

In December 2015, we closed the previously announced sale of our pharmacy and clinic businesses to CVS for cash consideration of $1.9 billion, recognizing a gain of $620 million, and deferred income of $694 million. This transaction was accounted for as a sale, and following the transaction, the inventory and other assets sold are no longer reported in our Consolidated Statement of Financial Position.
CVS now operates the pharmacy and clinic businesses in our stores under a perpetual operating agreement. No profit sharing arrangement exists, but CVS will make an ongoing annual, inflation-adjusted occupancy-related payment to us, starting at $20 million to $25 million in the first year of the agreement that will be recorded as a reduction to SG&A expense. The operating agreement may only be terminated by mutual consent of both parties, or by either party if (i) the other party suffers an adverse event that materially and adversely harms such other party’s goodwill or reputation that could reasonably be expected to have a material adverse effect on the reputation or goodwill of the terminating party if it continued its association with the nonterminating party, (ii) the other party breaches its obligations, which breach remains uncured and results in a material adverse effect on the business or operations of the nonterminating party in Target stores, (iii) the other party files for bankruptcy protection, or (iv) the other party is acquired by or consolidated with certain identified competitors of the terminating party. We also entered a development agreement with CVS through which we may jointly develop small-format stores.

Gain on Pharmacies and Clinics Transaction (millions)	2015
Cash consideration	$1,868
Less:
Deferred income (a)	694
Inventory	447
Other assets	13
Pretax transaction costs and contingent liabilities (b)	94
Pretax gain on pharmacies and clinics transaction (c)	$620

(a)
Represents deferred income that will be recorded as a reduction to SG&A expense evenly over the 23-year weighted average remaining accounting useful life of our stores. As of January 30, 2016, $690 million remains in other current and other noncurrent liabilities.

(b)	Primarily relates to professional services, contract termination charges, severance, and impairment of certain assets not sold to CVS.

(c)	Recorded outside of segment results and excluded from Adjusted EPS.

Deferred income of $694 million represents the consideration received at the close of the sale related to CVS’s leasehold interest in the related space within our stores. We estimated the fair value of this leasehold interest using a discounted cash flow analysis.
The pharmacy and clinic inventory and other assets sold had the following balances as of January 31, 2015:

(millions)	January 31, 2015
Inventory included in other current assets	$508
Other current assets	2
Other noncurrent assets	12
Total	$522

7. Canada Exit

Background

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries), comprising substantially all of our former Canadian operations and our former Canadian Segment, filed for protection under the CCAA with the Court and were deconsolidated. As a result, we recorded a pretax impairment loss on deconsolidation and other related charges, collectively totaling $5.1 billion. The Canada Subsidiaries are in the process of liquidation.
Subsequent to deconsolidation, we use the cost method to account for our equity investment in the Canada Subsidiaries, which has been reflected as zero in our Consolidated Statement of Financial Position at January 30, 2016 and January 31, 2015 based on the estimated fair value of the Canada Subsidiaries' net assets.

Income / (Loss) on Discontinued Operations

Our Canadian exit represented a strategic shift in our business. For this reason, our Canadian Segment results for all periods prior to deconsolidation and costs to exit are classified as discontinued operations.

Income / (Loss) on Discontinued Operations (millions)	2015	2014	2013
Sales	$—	$1,902	$1,317
Cost of sales	—	1,541	1,121
SG&A expenses	—	909	910
Depreciation and amortization	—	248	227
Interest expense	—	73	77
Pretax loss from operations	—	(869)	(1,018)
Pretax exit costs	(129)	(5,105)	—
Income taxes	171	1,889	295
Income / (loss) from discontinued operations	$42	$(4,085)	$(723)

The 2015 and 2014 Canadian pretax exit costs totaled $129 million and $5,105 million, respectively, and included the following:

Pretax Exit Costs (millions)	2015	2014
Investment impairment	$6	$4,766
Contingent liabilities	62	240
Other exit costs	61	99
Total	$129	$5,105

Investments in Canada Subsidiaries

Target continues to indirectly own 100% of the common stock of the Canada Subsidiaries, but has deconsolidated those entities because Target no longer has a controlling interest. At the date of deconsolidation, we adjusted our investment in the Canada Subsidiaries to fair value with a corresponding charge to income. Because the estimated amount of the Canada Subsidiaries' liabilities exceed the estimated fair value of the assets available for distribution to its creditors, the fair value of Target’s equity investment approximates zero.
Target Corporation Amounts Receivable from Canada Subsidiaries

Prior to deconsolidation, Target Corporation made loans to the Canada Subsidiaries for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in the consolidated Target Corporation financial statements. As of the deconsolidation date, the loans, associated interest, and accounts receivable are now considered related party transactions and have been recognized in Target Corporation's consolidated financial statements at $320 million and $326 million at January 30, 2016 and January 31, 2015, respectively.

Recovery Estimates and Valuation Techniques

We assessed the recoverability of amounts receivable from the Canada Subsidiaries by comparing the estimated fair value of the underlying net assets of the Canada Subsidiaries available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims. The net assets were valued based on the liquidation price received by the Canada Subsidiaries, less the operating costs incurred to execute the liquidation process. Estimated creditor claims were valued based on our estimate of probable loss related to claims submitted to the Canada Subsidiaries. Based on our estimates, creditor claims exceed net assets.
Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries. Our ultimate recovery is subject to the final liquidation value of the Canada Subsidiaries. Further, the final liquidation value and ultimate recovery by the creditors of the Canada Subsidiaries, including Target Corporation, is likely to be impacted by the manner in which the Target Corporation guarantees described below are resolved.

Target Corporation Contingencies

The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted directly against us (rather than against the Canada Subsidiaries), primarily under our guarantees of certain leases of the Canada Subsidiaries. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canada Subsidiaries in the liquidation process, including estimated payments to the beneficiaries of the guarantees.
In the fourth quarter of 2015, we reached settlements with two entities that controlled guaranteed leases representing approximately 46 percent of the recorded accrual at that time. Under the settlement terms, these entities have subrogated to us their claims against the Canada Subsidiaries. The settlement amounts were materially consistent with our previously recorded accruals.
As part of a March 2016 settlement between the Canada Subsidiaries and all of their former landlords, we have agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the estate in exchange for a full release from obligations under guarantees of certain leases. This agreement remains subject to creditor and Court approval. The financial impact of this agreement is materially consistent with amounts recorded in our financial statements. If the agreement is not approved by the creditors and the Court, it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. We are not able to reasonably estimate a range of possible losses in excess of the year-end accrual because there would be significant factual and legal issues to be resolved if the agreement is not approved. Any such losses would be reported in discontinued operations.

Recorded Assets and Liabilities

Assets and Liabilities of Discontinued Operations (millions)	January 30, 2016	January 31, 2015
Income tax benefit	$77	$1,430
Receivables from Canada Subsidiaries (a)	320	326
Receivables under the debtor-in-possession credit facility	—	19
Total assets	$397	$1,775

Accrued liabilities	$171	296
Total liabilities	$171	$296

(a)	Represents loans and accounts receivable from Canada Subsidiaries.

Income Taxes

During 2015, we recognized net tax benefits of $171 million in discontinued operations, which primarily related to our pretax exit costs and change in the estimated tax benefit from our investment losses in Canada. During 2014, we recognized a tax benefit of $1,627 million in discontinued operations, which primarily related to a loss on our investment in Canada and includes other tax benefits resulting from certain asset write-offs and liabilities paid or accrued to facilitate the liquidation. The majority of these tax benefits were received in the first quarter of 2015, and we used substantially all of the remainder in 2015 to reduce our estimated tax payments.

8. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded the following charges within SG&A, the vast majority of which required cash expenditures:

Restructuring Costs (a)
(millions)	2015
Severance	$128
Pension and other	10
Total	$138

(a)	Restructuring costs are not included in our segment results.

Accruals for restructuring costs are included in other current liabilities.

Restructuring-Related Liabilities (millions)	Severance	Pension and Other	Total
Restructuring liability as of January 31, 2015	$—	$—	$—
Charges during period	128	10	138
Paid or otherwise settled	(125)	(10)	(135)
Restructuring liability as of January 30, 2016	$3	$—	$3

9. Credit Card Receivables Transaction

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
TD underwrites, funds, and owns Target Credit Card and Target MasterCard receivables, controls risk management policies, and oversees regulatory compliance. We perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target MasterCard portfolios. We earned $641 million, $629 million, and $555 million of net profit-sharing income during 2015, 2014, and 2013, respectively, which reduced SG&A expense.

10. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	January 30, 2016	January 31, 2015
Assets
Cash and cash equivalents
Short-term investments	Level 1	$3,008	$1,520
Other current assets
Interest rate swaps(a)	Level 2	12	—
Prepaid forward contracts	Level 1	32	38
Beneficial interest asset	Level 3	19	43
Other noncurrent assets
Interest rate swaps(a)	Level 2	27	65
Beneficial interest asset	Level 3	12	31
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	8	—
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	—	24

(a)	See Note 21 for additional information on interest rate swaps.

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

Significant Financial Instruments not Measured at Fair Value (a) (millions)	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,859	$13,385	$11,875	$14,089

(a)	The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude unamortized swap valuation adjustments and capital lease obligations.

Refer to Note 7 for information about fair value measurements related to our discontinued Canadian operations.

11. Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. These investments were $3,008 million and $1,520 million at January 30, 2016 and January 31, 2015, respectively. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $375 million and $379 million at January 30, 2016 and January 31, 2015, respectively.

12. Inventory

The majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. The majority of our distribution center operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates, and internally measured retail price indices.
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
Certain other inventory is recorded at the lower of cost or market using the cost method. The valuation allowance for inventory valued under a cost method was not material to our Consolidated Financial Statements as of the end of fiscal 2015 or 2014.
We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in sales and cost of sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $2,261 million, $2,040 million, and $1,833 million in 2015, 2014, and 2013, respectively.

13. Other Current Assets

Other Current Assets (millions)	January 30, 2016	January 31, 2015
Income tax and other receivables	$352	$426
Vendor income receivable	379	426
Prepaid expenses	214	231
Pharmacy-related receivables(a)	48	274
Pharmacy and clinic assets held for sale (b)	—	510
Other	168	207
Total	$1,161	$2,074

(a)	We did not sell outstanding pharmacy-related receivables as part of the pharmacies and clinics transaction. See Note 6 for more information on the pharmacies and clinics transaction.

(b)	See Note 6 for additional information relating to the pharmacy and clinic assets held for sale.

14. Property and Equipment

Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation and capital lease amortization expense for 2015, 2014, and 2013 was $2,191 million, $2,108 million, and $1,975 million, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

Long-lived assets are reviewed for impairment when events or changes in circumstances, such as a decision to relocate or close a store or make significant software changes, indicate that the asset's carrying value may not be recoverable. For asset groups classified as held for sale, the carrying value is compared to the fair value less cost to sell. We estimate fair value by obtaining market appraisals, valuations from third party brokers, or other valuation techniques.

Impairments (a) (millions)	2015	2014	2013
Impairments included in segment SG&A	$50	$108	$58
Unallocated impairments (b)	4	16	19
Total impairments	$54	$124	$77

(a)	Substantially all of the impairments are recorded in SG&A expense on the Consolidated Statements of Operations, primarily from completed or planned store closures and software changes.

(b)	For 2015, represents long-lived asset impairments from our decision to wind down certain noncore operations. For 2014 and 2013, represents impairments of undeveloped land.

15. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 30, 2016	January 31, 2015
Goodwill and intangible assets	$277	$298
Company-owned life insurance investments (a)	308	322
Pension asset	66	1
Interest rate swaps (b)	27	65
Other	162	193
Total	$840	$879

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.

(b)	See Notes 10 and 21 for additional information relating to our interest rate swaps.

16. Goodwill and Intangible Assets

Goodwill totaled $133 million and $147 million at January 30, 2016 and January 31, 2015, respectively. During 2015, we announced our decision to wind down certain noncore operations. As a result, we recorded a $35 million pretax impairment loss, which included approximately $23 million of intangible assets and $12 million of goodwill. These costs were included in SG&A on our Consolidated Statements of Operations, but were not included in our segment results. No impairments were recorded in 2015, 2014 or 2013 as a result of the annual goodwill impairment tests performed.

Intangible Assets	Leasehold Acquisition Costs		Other (a)		Total
(millions)	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Gross asset	$211	$224	$88	$181	$299	$405
Accumulated amortization	(127)	(133)	(27)	(117)	(154)	(250)
Net intangible assets	$84	$91	$61	$64	$145	$155

(a)
Other intangible assets relate primarily to trademarks. We sold $91 million of gross intangible assets with accumulated depreciation of $88 million in connection with the sale of our pharmacy and clinics businesses. See Note 6 for additional information.

We use the straight-line method to amortize leasehold acquisition costs primarily over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 27 years and 8 years, respectively, at January 30, 2016. Amortization expense was $23 million, $22 million, and $20 million in 2015, 2014, and 2013, respectively.

Estimated Amortization Expense (millions)	2016	2017	2018	2019	2020
Amortization expense	$18	$16	$12	$11	$11

17. Accounts Payable

At January 30, 2016 and January 31, 2015, we reclassified book overdrafts of $534 million and $682 million, respectively, to accounts payable and $99 million and $82 million, respectively, to accrued and other current liabilities.

18. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 30, 2016	January 31, 2015
Wages and benefits	$884	$951
Gift card liability, net of estimated breakage	644	612
Real estate, sales, and other taxes payable	574	550
Income tax payable	502	26
Dividends payable	337	333
Straight-line rent accrual (a)	262	255
Workers' compensation and general liability (b)	146	153
Interest payable	76	76
Project costs accrual	73	69
Other	738	758
Total	$4,236	$3,783

(a)	Straight-line rent accrual represents the amount of rent expense recorded that exceeds cash payments remitted in connection with operating leases.

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

19. Commitments and Contingencies

Data Breach

As previously reported, in the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach) which resulted in a number of claims against us, several of which have been finally or preliminarily resolved as follows:
Payment Card Network Claims. Each of the four major payment card networks made a written claim against us regarding the Data Breach. During 2015 we entered into settlement agreements with all four networks.
Consumer Class Action. A class action suit was asserted on behalf of a class of guests whose information was compromised in the Data Breach. This action was settled and received Court approval during 2015, but is being appealed by several objecting parties. We believe the settlement terms will be maintained on appeal.
Financial Institutions Class Action. A class action was asserted on behalf of financial institution issuers of credit cards impacted by the Data Breach. This action was settled and received preliminary Court approval in the fourth quarter of 2015. A hearing for final Court approval of the settlement is scheduled for the second quarter of our fiscal 2016.
Actions related to the Data Breach that remain pending are: (1) one action previously filed in Canada; (2) several putative class action suits brought on behalf of shareholders; and (3) ongoing investigations by State Attorneys General and the Federal Trade Commission.
Our accrual for estimated probable losses is based on actual settlements reached to date and the expectation of negotiated settlements in the pending actions. We have not based our accrual on any determination that it is probable we would be found liable for the losses we have accrued were these claims to be litigated. While our estimates may change as new information becomes available, we do not believe any adjustments will be material.

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at February 1, 2014	$61	$44
Expenses incurred/insurance receivable recorded (a)	191	46
Payments made/received	(81)	(30)
Balance at January 31, 2015	$171	$60
Expenses incurred/insurance receivable recorded (a)	39	—
Payments made/received	(130)	(40)
Balance at January 30, 2016	$80	$20

(a)	Includes expenditures and accruals for Data Breach-related costs and expected insurance recoveries as discussed below.

We recorded $39 million of pretax Data Breach-related expenses during 2015. Along with legal and other professional services, expenses included an adjustment to the accrual based on refined estimates of our probable exposure. We recorded $191 million of Data Breach-related expenses, partially offset by expected insurance proceeds of $46 million, for net expenses of $145 million during 2014. These expenses were included in our Consolidated Statements of Operations as SG&A, but were not part of segment results.
Since the Data Breach, we have incurred $291 million of cumulative expenses, partially offset by expected insurance recoveries of $90 million, for net cumulative expenses of $201 million.

Canada Exit

See Note 7 for information related to Canada exit-related contingent liabilities.
Other Contingencies

We are exposed to other claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

Commitments

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, and service contracts, were $1,950 million and $2,411 million at January 30, 2016 and January 31, 2015, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when inventory is received. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. Real estate obligations, which include commitments for the purchase, construction or remodeling of real estate and facilities, were $279 million and $243 million at January 30, 2016 and January 31, 2015, respectively. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.
We issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1,510 million and $1,447 million at January 30, 2016 and January 31, 2015, respectively, a portion of which are reflected in accounts payable. Standby letters of credit and surety bonds, relating primarily to insurance and regulatory requirements, totaled $438 million and $459 million at January 30, 2016 and January 31, 2015, respectively.

20. Notes Payable and Long-Term Debt

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amended ASC 835-30 Interest-Imputation of Debt Interest, to simplify the presentation of deferred issuance costs by requiring they be classified as a direct reduction of the debt balances. We have retrospectively adopted this ASU for the year ended January 30, 2016. As a result, $63 million and $71 million of deferred issuance costs have been reclassified from Other noncurrent assets to Long-term debt and other borrowings in our Consolidated Statements of Financial Position as of January 30, 2016 and January 31, 2015, respectively.
At January 30, 2016, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	January 30, 2016
(dollars in millions)	Rate (a)	Balance
Due 2016-2020	4.8%	$5,268
Due 2021-2025	3.5	2,104
Due 2026-2030	6.7	244
Due 2031-2035	6.5	762
Due 2036-2040	6.7	2,010
Due 2041-2045	4.0	1,471
Total notes and debentures	4.9	11,859
Swap valuation adjustments		42
Capital lease obligations		859
Less: Amounts due within one year		(815)
Long-term debt		$11,945

(a)	Reflects the weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2016	2017	2018	2019	2020
Total required principal payments	$751	$2,251	$201	$1,001	$1,094

In June 2014, we issued $1 billion of unsecured fixed rate debt at 2.3 percent that matures in June 2019 and $1 billion of unsecured fixed rate debt at 3.5 percent that matures in July 2024. We used proceeds from these issuances to repurchase $725 million of debt before its maturity at a market value of $1 billion, and for general corporate purposes including the payment of $1 billion of debt maturities. We recognized a loss of $285 million on the early retirement, which was recorded in net interest expense in our Consolidated Statements of Operations.
We periodically obtain short-term financing under our commercial paper program, a form of notes payable.

Commercial Paper (dollars in millions)	2015	2014	2013
Maximum daily amount outstanding during the year	$—	$590	$1,465
Average amount outstanding during the year	—	129	408
Amount outstanding at year-end	—	—	80
Weighted average interest rate	—%	0.11%	0.13%

No balances were outstanding at any time during 2015 or 2014 under our $2.25 billion revolving credit facility that expires in October 2018.
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

21. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which are used to mitigate interest rate risk. As a result of our use of derivative instruments, we have counterparty credit exposure to large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. See Note 10 for a description of the fair value measurement of our derivative instruments and their classification on the Consolidated Statements of Financial Position.
As of January 30, 2016 and January 31, 2015, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. No ineffectiveness was recognized in 2015 or 2014.

Outstanding Interest Rate Swap Summary	January 30, 2016
	Designated	De-Designated
(dollars in millions)	Pay Floating	Pay Floating	Pay Fixed
Weighted average rate:
Pay	(a)	1-month LIBOR	3.8%
Receive	1.7%	5.7%	1-month LIBOR
Weighted average maturity	3.1 years	0.5 years	0.5 years
Notional	$1,250	$500	$500

(a)	There are three designated swaps at January 30, 2016. Two swaps have floating pay rates equal to 3-month LIBOR and one swap has a floating pay rate equal to 1-month LIBOR.

Classification and Fair Value (millions)	Assets			Liabilities
	Classification	Jan 30, 2016	Jan 31, 2015	Classification	Jan 30, 2016	Jan 31, 2015
Designated:	Other noncurrent assets	$27	$27	N/A	$—	$—
De-designated:	Other current assets	12	—	Other current liabilities	8	—
	Other noncurrent assets	—	38	Other noncurrent liabilities	—	24
Total		$39	$65		$8	$24

Periodic payments, valuation adjustments, and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts – Effect on Results of Operations (millions)
Type of Contract	Classification of (Income)/Expense	2015	2014	2013
Interest rate swaps	Net interest expense	$(36)	$(32)	$(29)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $15 million, $34 million, and $52 million, at the end of 2015, 2014, and 2013, respectively.

22. Leases

We lease certain retail locations, warehouses, distribution centers, office space, land, equipment, and software. Assets held under capital leases are included in property and equipment. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term.
Rent expense is included in SG&A expenses. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These expenses are classified in SG&A, consistent with similar costs for owned locations. Rent income received from tenants who rent properties is recorded as a reduction to SG&A expense.

Rent Expense (millions)	2015	2014	2013
Property, equipment, and software	$198	$195	$212
Rent income (a)	(16)	(9)	(8)
Total rent expense	$182	$186	$204
(a)    Includes rental income from CVS. See Note 6 for further discussion.

Total capital lease interest expense was $42 million, $38 million, and $39 million in 2015, 2014, and 2013, respectively, and is included within net interest expense on the Consolidated Statements of Operations.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of January 30, 2016 and January 31, 2015 were $735 million and $711 million, respectively. These assets are recorded net of accumulated amortization of $321 million and $242 million as of January 30, 2016 and January 31, 2015, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Rent Income	Total
2016	$186	$130	$(21)	$295
2017	183	73	(19)	237
2018	178	71	(18)	231
2019	167	70	(17)	220
2020	157	69	(17)	209
After 2020	2,842	1,277	(286)	3,833
Total future minimum lease payments	$3,713	$1,690	$(378)	$5,025
Less: Interest (c)		831
Present value of future minimum capital lease payments (d)		$859
Note: Minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. Minimum lease payments also exclude payments to landlords for fixed purchase options which we believe are reasonably assured of being exercised.

(a)
Total contractual lease payments include $1,995 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $90 million of legally binding minimum lease payments for stores that are expected to open in 2016 or later.

(b)
Capital lease payments include $614 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $311 million of legally binding minimum lease payments for stores that are expected to open in 2016 or later.

(c)	Calculated using the interest rate at inception for each lease.

(d)	Includes the current portion of $59 million.

23. Income Taxes

Earnings from continuing operations before income taxes were $4,923 million, $3,653 million, and $4,121 million during 2015, 2014, and 2013, including $373 million, $261 million, and $196 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation – Continuing Operations	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax benefit	3.0	2.2	2.4
International	(2.3)	(2.3)	(1.2)
Change in valuation allowance	(2.3)	—	—
Other	(0.9)	(1.9)	(1.6)
Effective tax rate	32.5%	33.0%	34.6%

Provision for Income Taxes (millions)	2015	2014	2013
Current:
Federal	$1,652	$1,074	$1,206
State	265	116	150
International	7	7	13
Total current	1,924	1,197	1,369
Deferred:
Federal	(272)	(2)	56
State	(50)	10	—
International	—	(1)	2
Total deferred	(322)	7	58
Total provision	$1,602	$1,204	$1,427

Net Deferred Tax Asset/(Liability) (millions)	January 30, 2016	January 31, 2015
Gross deferred tax assets:
Accrued and deferred compensation	$476	$531
Accruals and reserves not currently deductible	323	316
Self-insured benefits	199	223
Prepaid store-in-store lease income	270	—
Other	90	176
Total gross deferred tax assets	1,358	1,246
Gross deferred tax liabilities:
Property and equipment	(1,790)	(1,946)
Inventory	(190)	(307)
Other	(168)	(123)
Total gross deferred tax liabilities	(2,148)	(2,376)
Total net deferred tax liability	$(790)	$(1,130)

In 2014, we incurred a tax effected capital loss of $112 million within discontinued operations from our exit from Canada. At that time, we neither had nor anticipated sufficient capital gains to absorb this capital loss, and established a full valuation allowance within discontinued operations. In 2015, we released the entire $112 million valuation allowance due to a capital gain resulting from the sale of our pharmacy and clinic businesses. The benefit of the valuation allowance release is recorded in continuing operations.
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
We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside the U.S. These accumulated net earnings relate to certain ongoing operations and were $685 million at January 30, 2016 and $328 million at January 31, 2015. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 amended ASC 740, Income Taxes, to simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  We have retrospectively adopted this ASU for the year ended January 30, 2016. As a result, $289 million and $188 million of current deferred tax assets from continuing operations have been reclassified from other current assets to deferred income taxes in our Consolidated Statements of Financial Position as of January 30, 2016 and January 31, 2015, respectively, and $74 million and $274 million of current deferred tax assets from discontinued operations have been reclassified from assets of discontinued operations to noncurrent assets of discontinued operations, respectively.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams on the U.S. federal income tax returns for years 2012 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2015	2014	2013
Balance at beginning of period	$155	$183	$216
Additions based on tax positions related to the current year	10	10	15
Additions for tax positions of prior years	14	17	28
Reductions for tax positions of prior years	(26)	(42)	(57)
Settlements	—	(13)	(19)
Balance at end of period	$153	$155	$183

If we were to prevail on all unrecognized tax benefits recorded, $99 million of the $153 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended January 30, 2016, January 31, 2015, and February 1, 2014, we recorded a net expense/(benefit) from accrued penalties and interest of $5 million, $(12) million, and $(1) million, respectively. As of January 30, 2016, January 31, 2015, and February 1, 2014 total accrued interest and penalties were $44 million, $40 million, and $58 million, respectively.
It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

24. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 30, 2016	January 31, 2015
Deferred income liability (a)	$660	$—
Deferred compensation	454	507
Workers' compensation and general liability (b)	353	413
Income tax	122	128
Pension and postretirement health care benefits	54	151
Other	254	253
Total	$1,897	$1,452

(a)	Represents deferred income related to the pharmacies and clinics transaction. See Note 6 for more information.

(b)	See footnote (b) to the Accrued and Other Current Liabilities table in Note 18 for additional detail.

25. Share Repurchase

In 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 94.6 million shares of common stock through January 30, 2016, at an average price of $69.57, for a total investment of $6.6 billion.

Share Repurchases (millions, except per share data)	2015	2014	2013
Total number of shares purchased (a)	44.7	0.8	21.9
Average price paid per share	$77.07	$54.07	$67.41
Total investment	$3,441	$41	$1,474

(a)
Includes 0.1 million, 0.8 million, and 0.2 million shares delivered upon the non-cash settlement of prepaid contracts in 2015, 2014, and 2013, respectively. These contracts had an original cash investment of $3 million, $41 million, and $14 million, respectively, and an aggregate market value of $7 million, $46 million, and $17 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 27 provides the details of our positions in prepaid forward contracts.

26. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 31.5 million and 14.0 million at January 30, 2016 and January 31, 2015, respectively.
Compensation expense associated with share-based awards is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period. Share-based compensation expense for continuing operations recognized in the Consolidated Statements of Operations was $118 million, $73 million, and $106 million in 2015, 2014, and 2013, respectively. The related income tax benefit was $46 million, $29 million, and $41 million in 2015, 2014, and 2013, respectively.
Share information includes all outstanding awards for continuing and discontinued operations.

Restricted Stock

We issue restricted stock units and performance-based restricted stock units generally with three-year cliff vesting from the grant date (collectively restricted stock) to certain team members. The final number of shares issued under performance-based restricted stock units will be based on our total shareholder return relative to a retail peer group over a three-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock was $73.76, $70.50, and $62.76 in 2015, 2014, and 2013, respectively.

Restricted Stock Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
January 31, 2015	4,713	$65.11
Granted	1,677	73.76
Forfeited	(704)	65.87
Vested	(1,460)	61.51
January 30, 2016	4,226	$69.49

(a)
Represents the number of shares of restricted stock, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units at January 30, 2016 was 3,471 thousand.

(b)	Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. At January 30, 2016, there was $149 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock vested and converted to shares of Target common stock was $90 million, $40 million, and $28 million in 2015, 2014, and 2013, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on certain measures including domestic market share change, return on invested capital, and EPS growth. In 2015 we also issued strategic alignment performance share units to certain team members. Issuance is based on performance against four strategic metrics identified as vital to Target's success, including total sales growth, digital channel sales growth, EBIT growth, and return on invested capital, over a two-year performance period. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $74.19, $73.12, and $57.22 in 2015, 2014, and 2013, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
January 31, 2015	3,600	$63.16
Granted	2,190	74.19
Forfeited	(1,728)	60.48
Vested	(39)	55.58
January 30, 2016	4,023	$70.70

(a)
Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding units at January 30, 2016 was 1,812 thousand.

(b)	Weighted average per unit.

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $230 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 2.0 years. The fair value of performance share units vested and converted was $2 million in 2015, $11 million in 2014, and $14 million in 2013.

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

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
January 31, 2015	16,725	$53.04	$344	12,843	$52.02	$277
Granted	—	—
Expired/forfeited	(404)	55.77
Exercised/issued	(5,821)	52.07
January 30, 2016	10,500	$53.47	$199	9,405	$52.57	$187

(a)	In thousands.

(b)	Weighted average per share.

(c)	Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2015	2014	2013
Cash received for exercise price	$303	$374	$422
Intrinsic value	159	143	197
Income tax benefit	77	41	77

The weighted average remaining life of exercisable options is 4.6 years, and the weighted average remaining life of all outstanding options is 4.7 years. The total fair value of options vested was $23 million, $37 million, and $53 million in 2015, 2014, and 2013, respectively.

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
In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 2,500 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are the same as the investment choices in our 401(k) plan, including Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a nonqualified, unfunded deferred compensation plan that was frozen during 1996, covering approximately 55 participants, all of whom are no longer at Target. In this plan, deferred compensation earns returns tied to market levels of interest rates plus an additional 6 percent return, with a minimum of 12 percent and a maximum of 20 percent, as determined by the plan's terms. Our total liability under these plans was $497 million and $539 million at January 30, 2016 and January 31, 2015, respectively.
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
There was no change in fair value for contracts indexed to our own common stock recognized in earnings during 2015. The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income/(loss) of $11 million and $(5) million in 2014 and 2013, respectively. During 2015 and 2014, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 25. The settlement dates of these instruments are regularly renegotiated with the counterparty.

Prepaid Forward Contracts on Target Common Stock (millions, except per share data)	Number of Shares	Contractual Price Paid per Share	Contractual Fair Value	Total Cash Investment
January 31, 2015	0.5	$41.11	$38	$21
January 30, 2016	0.4	$41.11	$32	$18

Plan Expenses
(millions)	2015	2014	2013
401(k) plan matching contributions expense	$224	$220	$229

Nonqualified deferred compensation plans
Benefits expense (a)	5	52	41
Related investment expense (income) (b)	15	(45)	(23)
Nonqualified plan net expense	$20	$7	$18

(a)	Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.

(b)	Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

28. Pension and Postretirement Health Care Plans

We have qualified defined benefit pension plans covering team members who meet age and service requirements, including date of hire in certain circumstances. Effective January 1, 2009, our U.S. qualified defined benefit pension plan was closed to new participants, with limited exceptions. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions. Eligibility for, and the level of, these benefits varies depending on each team members' date of hire, length of service and/or team member compensation. Effective April 1, 2016, we will discontinue the postretirement health care benefits that were offered to team members upon early retirement and prior to Medicare eligibility.  This decision resulted in a $58 million reduction in the projected postretirement health care benefit obligation and a $43 million curtailment gain recorded in SG&A during 2015. As of January 30, 2016, we have extinguished the remaining benefit obligation related to this plan.

Change in Projected Benefit Obligation	Qualified Plans		Nonqualified Plans
(millions)	2015	2014	2015	2014
Benefit obligation at beginning of period	$3,844	$3,173	$43	$35
Service cost	108	111	1	1
Interest cost	152	148	2	1
Actuarial (gain)/loss	(400)	556	(4)	9
Participant contributions	6	3	—	—
Benefits paid	(155)	(147)	(3)	(3)
Plan amendments	3	—	—	—
Benefit obligation at end of period	$3,558	$3,844	$39	$43

Change in Plan Assets	Qualified Plans		Nonqualified Plans
(millions)	2015	2014	2015	2014
Fair value of plan assets at beginning of period	$3,784	$3,267	$—	$—
Actual return on plan assets	(231)	507	—	—
Employer contributions	203	154	3	3
Participant contributions	6	3	—	—
Benefits paid	(155)	(147)	(3)	(3)
Fair value of plan assets at end of period	3,607	3,784	—	—
Benefit obligation at end of period	3,558	3,844	39	43
Funded/(underfunded) status	$49	$(60)	$(39)	$(43)

Recognition of Funded/(Underfunded) Status	Qualified Plans		Nonqualified Plans
(millions)	2015	2014	2015	2014
Other noncurrent assets	$66	$—	$—	$—
Accrued and other current liabilities	(1)	(1)	(6)	(4)
Other noncurrent liabilities	(16)	(59)	(33)	(39)
Net amounts recognized	$49	$(60)	$(39)	$(43)

Amounts in Accumulated Other Comprehensive Income
(millions)	2015	2014
Net actuarial loss	$1,022	$1,018
Prior service credits	(57)	(69)
Amounts in accumulated other comprehensive income	$965	$949

Change in Accumulated Other Comprehensive Income
(millions)	Pretax	Net of Tax
February 1, 2014	$712	$430
Net actuarial loss	291	176
Amortization of net actuarial losses	(65)	(40)
Amortization of prior service costs and transition	11	7
January 31, 2015	$949	$573
Net actuarial loss	87	53
Amortization of net actuarial losses	(82)	(50)
Amortization of prior service costs and transition	11	7
January 30, 2016	$965	$583

Expected Amortization of Amounts in Accumulated Other Comprehensive Income (millions)	Pretax	Net of Tax
Net actuarial loss	$46	$28
Prior service credits	(11)	(7)
Total amortization expense	$35	$21

Net Pension Benefits Expense
(millions)	2015	2014	2013
Service cost benefits earned during the period	$109	$112	$118
Interest cost on projected benefit obligation	154	149	137
Expected return on assets	(260)	(233)	(235)
Amortization of losses	82	65	103
Amortization of prior service cost	(11)	(11)	(11)
Settlement and special termination charges	4	—	3
Total	$78	$82	$115

Prior service cost amortization is determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

Defined Benefit Pension Plan Information (millions)	2015	2014
Accumulated benefit obligation (ABO) for all plans (a)	$3,550	$3,834
Projected benefit obligation for pension plans with an ABO in excess of plan assets (b)	65	65
Total ABO for pension plans with an ABO in excess of plan assets	60	56
Fair value of plan assets for pension plans with an ABO in excess of plan assets	10	—

(a)	The present value of benefits earned to date assuming no future salary growth.

(b)	The present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

Assumptions

Benefit Obligation Weighted Average Assumptions
	2015	2014
Discount rate	4.70%	3.87%
Average assumed rate of compensation increase	3.00	3.00

Net Periodic Benefit Expense Weighted Average Assumptions
	2015	2014	2013
Discount rate	3.87%	4.77%	4.40%
Expected long-term rate of return on plan assets	7.50	7.50	8.00
Average assumed rate of compensation increase	3.00	3.00	3.00

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Based on a stable asset allocation, our most recent compound annual rate of return on qualified plans' assets was 8.4 percent, 7.2 percent, 6.8 percent, and 8.5 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.
The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments, and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.
We review the expected long-term rate of return annually, and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our expected annualized long-term rate of return assumptions as of January 30, 2016 were 8.0 percent for domestic and international equity securities, 5.0 percent for long-duration debt securities, 8.0 percent for balanced funds, and 9.5 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

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

Asset Category	Current Targeted	Actual Allocation
	Allocation	2015	2014
Domestic equity securities (a)	14%	16%	19%
International equity securities	9	10	12
Debt securities	45	44	28
Balanced funds	23	21	31
Other (b)	9	9	10
Total	100%	100%	100%

(a)	Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets as of January 30, 2016 and January 31, 2015.

(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments, and a 4 percent allocation to real estate.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 amended ASC 820, Fair Value Measurements and Disclosures, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for these investments. We have retrospectively adopted this ASU for the year ended January 30, 2016.

Fair Value Measurements		Fair Value at
(millions)	Pricing Category	January 30, 2016	January 31, 2015
Cash and cash equivalents	Level 1	$43	$7
Government securities (a)	Level 2	470	349
Fixed income (b)	Level 2	979	571
Other (c)	Level 2	8	21
		1,500	948
Investments valued using NAV per share (d)
Cash and cash equivalents		455	204
Common collective trusts		544	1,102
Fixed Income		49	53
Balanced funds		756	1,152
Private equity funds		141	171
Other		162	154
Total plan assets		$3,607	$3,784

(a)	Investments in government securities and long-term government bonds.

(b)	Investments in corporate and municipal bonds.

(c)	Investments in derivative investments.

(d)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Position	Valuation Technique
Cash and cash equivalents	Carrying value approximates fair value.
Government securities and fixed income	Valued using matrix pricing models and quoted prices of securities with similar characteristics.
Derivatives
Swap derivatives - Valued initially using models calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads.

Option derivatives - Valued at transaction price initially. Subsequent valuations are based on observable inputs to the valuation model (e.g., underlying investments).

Contributions

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2015 and 2014, we made discretionary contributions of $200 million and $150 million, respectively, to our qualified defined benefit pension plans. We are not required to make any contributions in 2016. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2016	$169
2017	170
2018	172
2019	180
2020	188
2021-2025	1,068

29. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefit		Total
January 31, 2015	$(22)		$(16)	$(561)		$(599)
Other comprehensive (loss)/income before reclassifications	—		(6)	(23)		(29)
Amounts reclassified from AOCI	3	(a)	—	(4)	(b)	(1)
January 30, 2016	$(19)		$(22)	$(588)		$(629)

(a)	Represents gains and losses on cash flow hedges, net of $2 million of taxes, which are recorded in net interest expense on the Consolidated Statements of Operations.

(b)
Represents amortization of pension and other benefit liabilities, net of $14 million of taxes, which is recorded in SG&A expenses on the Consolidated Statements of Operations. See Note 28 for additional information.

30. Segment Reporting

Our segment measure of profit is used by management to evaluate the return on our investment and to make operating decisions. Effective January 15, 2015, following the deconsolidation of our former Canadian retail operation, we have been operating as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital sales channels.

Business Segment Results	2015	2014	2013
(millions)
Sales	$73,785	$72,618	$71,279
Cost of sales	51,997	51,278	50,039
Gross margin	21,788	21,340	21,240
Selling, general, and administrative expenses (e)	14,448	14,503	14,383
Depreciation and amortization	2,213	2,129	1,996
Segment profit	5,127	4,708	4,861
Gain on sale (a)	620	—	391
Restructuring costs (b)(e)	(138)	—	—
Data breach-related costs, net of insurance (c)(e)	(39)	(145)	(17)
Other (d)(e)	(39)	(29)	(64)
Earnings from continuing operations before interest expense and income taxes	5,530	4,535	5,170
Net interest expense	607	882	1,049
Earnings from continuing operations before income taxes	$4,923	$3,653	$4,121
Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a)
For 2015, includes the gain on the pharmacies and clinics transaction. Refer to Note 6 for more information. For 2013, includes the gain on receivables transaction. Refer to Note 9 for more information.

(b)	Refer to Note 8 for more information on restructuring costs.

(c)	Refer to Note 19 for more information on data breach-related costs.

(d)
For 2015, represents impairments related to our decision to wind down certain noncore operations. For 2014, includes impairments of $16 million related to undeveloped land in the U.S. and $13 million of expense related to converting co-branded card program to MasterCard. For 2013, includes a $23 million workforce-reduction charge primarily related to severance and benefits costs, a $22 million charge related to part-time team member health benefit changes, and $19 million in impairment charges related to undeveloped land in the U.S.

(e)	The sum of segment SG&A expenses, restructuring costs, data breach-related costs, and other charges equal consolidated SG&A expenses.

Total Assets by Segment (millions)	January 30, 2016	January 31, 2015
U.S.	$39,845	$39,337
Assets of discontinued operations	397	1,775
Unallocated assets (a)	20	60
Total assets	$40,262	$41,172

(a)	Represents the insurance receivable related to the 2013 data breach.

31. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include our peak sales period of November and December. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2015 and 2014:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Sales	$17,119	$16,657	$17,427	$16,957	$17,613	$17,254	$21,626	$21,751	$73,785	$72,618
Cost of sales	11,911	11,748	12,051	11,798	12,440	12,171	15,594	15,563	51,997	51,278
Gross margin	5,208	4,909	5,376	5,159	5,173	5,083	6,032	6,188	21,788	21,340
Selling, general, and administrative expenses	3,514	3,376	3,495	3,599	3,736	3,644	3,921	4,058	14,665	14,676
Depreciation and amortization	540	511	551	537	561	535	562	545	2,213	2,129
Gain on sale	—	—	—	—	—	—	(620)	—	(620)	—
Earnings before interest expense and income taxes	1,154	1,022	1,330	1,023	876	904	2,169	1,585	5,530	4,535
Net interest expense	155	152	148	433	151	146	152	151	607	882
Earnings from continuing operations before income taxes	999	870	1,182	590	725	758	2,017	1,434	4,923	3,653
Provision for income taxes	348	299	409	199	249	232	596	474	1,602	1,204
Net earnings from continuing operations	651	571	773	391	476	526	1,421	960	3,321	2,449
Discontinued operations, net of tax	(16)	(153)	(20)	(157)	73	(174)	5	(3,600)	42	(4,085)
Net earnings/(loss)	$635	$418	$753	$234	$549	$352	$1,426	$(2,640)	$3,363	$(1,636)
Basic earnings/(loss) per share
Continuing operations	$1.02	$0.90	$1.21	$0.62	$0.76	$0.83	$2.33	$1.51	$5.29	$3.86
Discontinued operations	(0.03)	(0.24)	(0.03)	(0.25)	0.12	(0.28)	0.01	(5.64)	0.07	(6.44)
Net earnings/(loss) per share	$0.99	$0.66	$1.18	$0.37	$0.88	$0.55	$2.33	$(4.14)	$5.35	$(2.58)
Diluted earnings/(loss) per share
Continuing operations	$1.01	$0.89	$1.21	$0.61	$0.76	$0.82	$2.31	$1.49	$5.25	$3.83
Discontinued operations	(0.03)	(0.24)	(0.03)	(0.25)	0.11	(0.27)	0.01	(5.59)	0.07	(6.38)
Net earnings/(loss) per share	$0.98	$0.66	$1.18	$0.37	$0.87	$0.55	$2.32	$(4.10)	$5.31	$(2.56)
Dividends declared per share	$0.52	$0.43	$0.56	$0.52	$0.56	$0.52	$0.56	$0.52	$2.20	$1.99
Closing common stock price:
High	83.57	62.54	85.01	61.38	80.87	63.93	78.23	77.13	85.01	77.13
Low	74.25	55.07	77.26	55.34	72.94	57.50	67.59	61.12	67.59	55.07
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

U.S. Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Household essentials	28%	27%	28%	28%	28%	27%	21%	22%	26%	25%
Hardlines	14	15	14	15	13	15	24	24	17	18
Apparel and accessories	20	19	21	20	19	19	18	17	19	19
Food and pet supplies	22	23	20	20	22	21	19	19	21	21
Home furnishings and décor	16	16	17	17	18	18	18	18	17	17
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Supplemental information
Pharmacy (b)	6%	6%	6%	6%	6%	6%	3%	5%	5%	6%

(a)	As a percentage of sales.

(b)	Included in household essentials.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement to be filed on or about April 25, 2016. Except for those portions specifically incorporated in this Form 10-K by reference to Target's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

The following sections of Target's Proxy Statement to be filed on or about April 25, 2016, are incorporated herein by reference:

•	Item One--Election of Directors

•	Stock Ownership Information--Section 16(a) Beneficial Ownership Reporting Compliance

•	General Information About Corporate Governance and the Board of Directors

◦	Business Ethics and Conduct

◦	Committees

•	Questions and Answers About Our Annual Meeting and Voting-Question 14

See also Item 4A, Executive Officers of Part I hereof.

Item 11.    Executive Compensation

The following sections of Target's Proxy Statement to be filed on or about April 25, 2016, are incorporated herein by reference:

•	Compensation Discussion and Analysis

•	Compensation Tables

•	Human Resources and Compensation Committee Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of Target's Proxy Statement to be filed on or about April 25, 2016, are incorporated herein by reference:

•	Stock Ownership Information--

◦	Beneficial Ownership of Directors and Officers

◦	Beneficial Ownership of Target’s Largest Shareholders

•	Compensation Tables--Equity Compensation Plan Information

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following sections of Target's Proxy Statement to be filed on or about April 25, 2016, are incorporated herein by reference:

•	General Information About Corporate Governance and the Board of Directors--

◦	Policy on Transactions with Related Persons

◦	Director Independence

◦	Committees

Item 14.    Principal Accountant Fees and Services

The following section of Target's Proxy Statement to be filed on or about April 25, 2016, is incorporated herein by reference:

•	Item Two-- Ratification of Appointment of Ernst & Young LLP As Independent Registered Public Accounting Firm-Audit and Non-Audit Fees

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)	Financial Statements

•	Consolidated Statements of Operations for the Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

•	Consolidated Statements of Financial Position at January 30, 2016 and January 31, 2015

•	Consolidated Statements of Cash Flows for the Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

•	Consolidated Statements of Shareholders' Investment for the Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)	Exhibits

(2)A	†	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (1)
B	†	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (2)
C		Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (3)
D		Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (4)
E	†	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co. (5)
F	‡	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (6)
G	‡	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A. (7)
H	•	Asset Purchase Agreement dated June 12, 2015 between Target Corporation and CVS Pharmacy, Inc. (8)
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (9)
B		By-laws (as amended through November 11, 2015) (10)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (11)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (12)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Officer Short-Term Incentive Plan (13)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (14)
C	*	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011) (15)
D	*	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011) (16)
E	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (17)
F	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (18)
G	*	Target Corporation Officer EDCP (2015 Plan Statement) (as amended and restated effective January 1, 2015) (19)
H	*	Target Corporation Deferred Compensation Plan Directors (20)
I	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013) (21)
J	*	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011) (22)
K	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010 (23)
L	*	Director Retirement Program (24)
M	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (25)

N	*	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (26)
O		Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (27)
P		Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (28)
Q		Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (29)
R		Third Amendment dated January 5, 2015 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (30)
S		DIP Facility Term Sheet dated January 14, 2015 among Target Corporation, as DIP Lender, and Target Canada Co. and its subsidiaries listed therein (31)
T	s	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (32)
U	*	Target Corporation 2011 Long-Term Incentive Plan (33)
V	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (34)
W	*	Form of Executive Restricted Stock Unit Agreement
X	*	Form of Executive Performance-Based Restricted Stock Unit Agreement
Y	*	Form of Executive Performance Share Unit Agreement
Z	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (35)
AA	*	Form of Non-Employee Director Restricted Stock Unit Agreement
BB	*	Form of Cash Retention Award (36)
CC	*	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014 (37)
DD	*	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014 (38)
EE	*	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014 (39)
FF	*	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014 (40)
GG	*	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014 (41)
HH	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell (42)
II	s	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (43)
JJ	*	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (44)
KK	s	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc.
LL	*	Short-Term Incentive Plan Letter to Tina M. Tyler, dated January 14, 2016
MM	*	Non-Competition, Non-Solicitation and Confidentiality Agreement with Tina M. Tyler, effective as of January 27, 2016
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

w	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatement and have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit (2)A to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(2)	Incorporated by reference to Exhibit (2)B to Target's Form 10-K Report for the year ended January 28, 2012.

(3)	Incorporated by reference to Exhibit (2)C to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(4)	Incorporated by reference to Exhibit (2)D to Target's Form 10-Q Report for the quarter ended July 28, 2012.

(5)	Incorporated by reference to Exhibit (2)E to Target's Form 10-K Report for the year ended February 2, 2013.

(6)	Incorporated by reference to Exhibit (2)E to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(7)	Incorporated by reference to Exhibit (2)G to Target's Form 8-K Report filed March 13, 2013.

(8)	Incorporated by reference to Exhibit (2)H to Target's Form 10-Q Report for the quarter ended August 1, 2015.

(9)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.

(10)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed November 11, 2015.

(11)	Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.

(12)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.

(13)	Incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 30, 2012.

(14)	Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(15)	Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(16)	Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(17)	Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 1, 2014.

(18)	Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(19)	Incorporated by reference to Exhibit (10)G to Target's 10-K Report for the year ended January 31, 2015.

(20)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.

(21)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 1, 2014.

(22)	Incorporated by reference to Exhibit (10)J to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(23)	Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.

(24)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.

(25)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.

(26)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(27)	Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2011.

(28)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended October 27, 2012.

(29)	Incorporated by reference to Exhibit (10)Y to Target’s Form 10-Q Report for the quarter ended November 2, 2013.

(30)	Incorporated by reference to Exhibit (10)R to Target's Form 10-K Report for the year ended January 31, 2015.

(31)	Incorporated by reference to Exhibit (10)S to Target's Form 10-K Report for the year ended January 31, 2015.

(32)	Incorporated by reference to Exhibit (10)X to Target’s Form 10-Q/A Report for the quarter ended May 4, 2013.

(33)	Incorporated by reference to Appendix A to Target's Proxy Statement filed April 28, 2011.

(34)	Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 31, 2015.

(35)	Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.

(36)	Incorporated by reference to Exhibit (10)W to Target’s Form 10-K Report for year ended February 2, 2013.

(37)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(38)	Incorporated by reference to Exhibit (10)BB to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(39)	Incorporated by reference to Exhibit (10)CC to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(40)	Incorporated by reference to Exhibit (10)DD to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(41)	Incorporated by reference to Exhibit (10)EE to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(42)	Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended January 31, 2015.

(43)	Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended May 2, 2015.

(44)	Incorporated by reference to Exhibit (10)JJ to Target's Form 8-K Report filed June 12, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
By:
Dated: March 11, 2016		Catherine R. Smith Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

Dated: March 11, 2016	Brian C. Cornell Chairman of the Board and Chief Executive Officer

Dated: March 11, 2016	Catherine R. Smith Executive Vice President and Chief Financial Officer

Dated: March 11, 2016	Robert M. Harrison Senior Vice President, Chief Accounting Officer and Controller

ROXANNE S. AUSTIN DOUGLAS M. BAKER, JR. CALVIN DARDEN HENRIQUE DE CASTRO ROBERT L. EDWARDS MELANIE L. HEALEY	DONALD R. KNAUSS MARY E. MINNICK ANNE M. MULCAHY DERICA W. RICE KENNETH L. SALAZAR JOHN G. STUMPF	Constituting a majority of the Board of Directors

Catherine R. Smith, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

By:
Dated: March 11, 2016		Catherine R. Smith Attorney-in-fact

Exhibit Index

Exhibit	Description	Manner of Filing
(2)A	Amended and Restated Transaction Agreement dated September 12, 2011 among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)B	First Amending Agreement dated January 20, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)C	Second Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)D	Third Amending Agreement dated June 18, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)E	Fourth Amending Agreement dated December 14, 2012 to Amended and Restated Transaction Agreement among Zellers Inc., Hudson's Bay Company, Target Corporation and Target Canada Co.	Incorporated by Reference
(2)F	Purchase and Sale Agreement dated October 22, 2012 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(2)G	First Amendment to Purchase and Sale Agreement dated March 13, 2013 among Target National Bank, Target Receivables LLC, Target Corporation and TD Bank USA, N.A.	Incorporated by Reference
(2)H	Asset Purchase Agreement dated June 12, 2015 between Target Corporation and CVS Pharmacy, Inc.	Incorporated by Reference
(3)A	Amended and Restated Articles of Incorporation (as amended June 9, 2010)	Incorporated by Reference
(3)B	By-laws (as amended through November 11, 2015)	Incorporated by Reference
(4)A	Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A.	Incorporated by Reference
(4)B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.)
Incorporated by Reference
(4)C	Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.	Filed Electronically
(10)A	Target Corporation Officer Short-Term Incentive Plan	Incorporated by Reference
(10)B	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)C	Target Corporation SPP I (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)D	Target Corporation SPP II (2011 Plan Statement) (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)E	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014)	Incorporated by Reference
(10)F	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011)	Incorporated by Reference
(10)G	Target Corporation Officer EDCP (2015 Plan Statement) (as amended and restated effective January 1, 2015)	Incorporated by Reference
(10)H	Target Corporation Deferred Compensation Plan Directors	Incorporated by Reference
(10)I	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013)	Incorporated by Reference
(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective June 8, 2011)	Incorporated by Reference

(10)K	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010)	Incorporated by Reference
(10)L	Director Retirement Program	Incorporated by Reference
(10)M	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)N	Amendment to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)	Incorporated by Reference
(10)O	Five-Year Credit Agreement dated as of October 14, 2011 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)P	Extension and Amendment dated August 28, 2012 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)Q	Second Extension and Amendment dated September 3, 2013 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)R	Third Amendment dated January 5, 2015 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Incorporated by Reference
(10)S	DIP Facility Term Sheet dated January 14, 2015 among Target Corporation, as DIP Lender, and Target Canada Co. and its subsidiaries listed therein	Incorporated by Reference
(10)T	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.	Incorporated by Reference
(10)U	Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)V	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)W	Form of Executive Restricted Stock Unit Agreement	Filed Electronically
(10)X	Form of Executive Performance-Based Restricted Stock Unit Agreement	Filed Electronically
(10)Y	Form of Executive Performance Share Unit Agreement	Filed Electronically
(10)Z	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by Reference
(10)AA	Form of Non-Employee Director Restricted Stock Unit Agreement	Filed Electronically
(10)BB	Form of Cash Retention Award	Incorporated by Reference
(10)CC	Advisory Period Letter to Gregg W. Steinhafel, dated May 21, 2014	Incorporated by Reference
(10)DD	Restricted Stock Unit Agreement with John J. Mulligan, effective as of May 22, 2014	Incorporated by Reference
(10)EE	Employment Offer Letter to Brian C. Cornell, dated July 26, 2014	Incorporated by Reference
(10)FF	Make-Whole Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Incorporated by Reference
(10)GG	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014	Incorporated by Reference
(10)HH	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell	Incorporated by Reference
(10)II	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.	Incorporated by Reference
(10)JJ	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan	Incorporated by Reference
(10)KK	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc.	Filed Electronically
(10)LL	Short-Term Incentive Plan Letter to Tina M. Tyler, dated January 14, 2016	Filed Electronically
(10)MM	Non-Competition, Non-Solicitation and Confidentiality Agreement with Tina M. Tyler, effective as of January 27, 2016	Filed Electronically
(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(21)	List of Subsidiaries	Filed Electronically
(23)	Consent of Independent Registered Public Accounting Firm	Filed Electronically
(24)	Powers of Attorney	Filed Electronically
(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)A	Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
(32)B	Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically