Form 10-Q
period 2016-04-30
TARGET CORP
filed 2016-05-25
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 19, 2016 were 589,274,533.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	April 30, 2016	May 2, 2015
Sales	$16,196	$17,119
Cost of sales	11,185	11,911
Gross margin	5,011	5,208
Selling, general and administrative expenses	3,153	3,514
Depreciation and amortization	546	540
Earnings from continuing operations before interest expense and income taxes	1,312	1,154
Net interest expense	415	155
Earnings from continuing operations before income taxes	897	999
Provision for income taxes	283	348
Net earnings from continuing operations	614	651
Discontinued operations, net of tax	18	(16)
Net earnings	$632	$635
Basic earnings / (loss) per share
Continuing operations	$1.03	$1.02
Discontinued operations	0.03	(0.03)
Net earnings per share	$1.06	$0.99
Diluted earnings / (loss) per share
Continuing operations	$1.02	$1.01
Discontinued operations	0.03	(0.03)
Net earnings per share	$1.05	$0.98
Weighted average common shares outstanding
Basic	598.3	640.9
Dilutive impact of share-based awards	5.5	5.5
Diluted	603.8	646.4
Antidilutive shares	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	April 30, 2016	May 2, 2015
Net earnings	$632	$635
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $5 and $71	7	109
Currency translation adjustment and cash flow hedges, net of taxes of $1 and $0	5	—
Other comprehensive income / (loss)	12	109
Comprehensive income	$644	$744

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	April 30, 2016	January 30, 2016	May 2, 2015
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $2,931, $3,008 and $2,073	$4,036	$4,046	$2,768
Inventory	8,459	8,601	8,108
Assets of discontinued operations	354	322	143
Other current assets	1,099	1,161	2,037
Total current assets	13,948	14,130	13,056
Property and equipment
Land	6,120	6,125	6,135
Buildings and improvements	27,198	27,059	26,636
Fixtures and equipment	5,112	5,347	5,004
Computer hardware and software	2,437	2,617	2,394
Construction-in-progress	242	315	576
Accumulated depreciation	(16,060)	(16,246)	(14,966)
Property and equipment, net	25,049	25,217	25,779
Noncurrent assets of discontinued operations	81	75	464
Other noncurrent assets	830	840	969
Total assets	$39,908	$40,262	$40,268
Liabilities and shareholders’ investment
Accounts payable	$6,391	$7,418	$6,799
Accrued and other current liabilities	3,833	4,236	3,674
Current portion of long-term debt and other borrowings	1,627	815	112
Liabilities of discontinued operations	168	153	64
Total current liabilities	12,019	12,622	10,649
Long-term debt and other borrowings	12,596	11,945	12,585
Deferred income taxes	841	823	1,249
Noncurrent liabilities of discontinued operations	18	18	207
Other noncurrent liabilities	1,889	1,897	1,404
Total noncurrent liabilities	15,344	14,683	15,445
Shareholders’ investment
Common stock	49	50	53
Additional paid-in capital	5,520	5,348	5,170
Retained earnings	7,593	8,188	9,441
Accumulated other comprehensive loss
Pension and other benefit liabilities	(581)	(588)	(452)
Currency translation adjustment and cash flow hedges	(36)	(41)	(38)
Total shareholders’ investment	12,545	12,957	14,174
Total liabilities and shareholders’ investment	$39,908	$40,262	$40,268

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 593,583,619, 602,226,517 and 638,408,643 shares issued and outstanding at April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at April 30, 2016, January 30, 2016 or May 2, 2015.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	April 30, 2016	May 2, 2015
Operating activities
Net earnings	$632	$635
Earnings / (losses) from discontinued operations, net of tax	18	(16)
Net earnings from continuing operations	614	651
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	546	540
Share-based compensation expense	35	26
Deferred income taxes	12	18
Loss on debt extinguishment	261	—
Noncash (gains) / losses and other, net	(24)	(19)
Changes in operating accounts
Inventory	142	180
Other assets	107	138
Accounts payable and accrued liabilities	(1,440)	(757)
Cash provided by operating activities—continuing operations	253	777
Cash (required for) / provided by operating activities—discontinued operations	(6)	834
Cash provided by operations	247	1,611
Investing activities
Expenditures for property and equipment	(285)	(352)
Proceeds from disposal of property and equipment	3	6
Other investments	3	21
Cash required for investing activities—continuing operations	(279)	(325)
Cash provided by investing activities—discontinued operations	—	19
Cash required for investing activities	(279)	(306)
Financing activities
Additions to long-term debt	1,979	—
Reductions of long-term debt	(863)	(14)
Dividends paid	(336)	(333)
Repurchase of stock	(898)	(486)
Prepayment of accelerated share repurchase	—	(120)
Stock option exercises	140	206
Cash provided by / (required for) financing activities	22	(747)
Net (decrease) / increase in cash and cash equivalents	(10)	558
Cash and cash equivalents at beginning of period	4,046	2,210
Cash and cash equivalents at end of period	$4,036	$2,768

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	Income / (Loss)	Total
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Net earnings	—	—	—	3,363	—	3,363
Other comprehensive income	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(1,378)	—	(1,378)
Repurchase of stock	(44.7)	(4)	—	(3,441)	—	(3,445)
Stock options and awards	6.7	1	449	—	—	450
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
(unaudited)
Net earnings	—	—	—	632	—	632
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(335)	—	(335)
Repurchase of stock	(11.4)	(1)	—	(892)	—	(893)
Stock options and awards	2.8	—	172	—	—	172
April 30, 2016	593.6	$49	$5,520	$7,593	$(617)	$12,545

We declared $0.56 and $0.52 per share dividends for the three months ended April 30, 2016 and May 2, 2015, respectively, and $2.20 per share for the fiscal year ended January 30, 2016.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2015 Form 10-K.  We use the same accounting policies in preparing quarterly and annual financial statements.  All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings, and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Discontinued Operations

As part of a March 2016 settlement between Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries) and all of their former landlords, we have agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the Target Canada Co. estate in exchange for a full release from our obligations under guarantees of certain leases of the Canada Subsidiaries. This agreement remains subject to creditor and Court approval. The net financial impact of this agreement is materially consistent with amounts recorded in our financial statements. If the agreement is not approved by the creditors and the Court, it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. We are not able to reasonably estimate a range of possible losses in excess of the accrual because there would be significant factual and legal issues to be resolved if the agreement is not approved. Any such losses would be reported in discontinued operations.

Assets and Liabilities of Discontinued Operations
(millions)	April 30, 2016	January 30, 2016	May 2, 2015
Income tax benefit	$83	$77	$265
Receivables from Canada Subsidiaries	352	320	342
Total assets	$435	$397	$607

Accrued liabilities	$186	$171	$271
Total liabilities	$186	$171	$271

3. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $103 million of severance and other benefits-related charges within selling, general, and administrative expenses (SG&A) during the three months ended May 2, 2015. The vast majority of these expenses required cash expenditures and were not included in our segment results. An accrual for restructuring costs of $71 million was included in other current liabilities as of May 2, 2015. No balance remained as of April 30, 2016.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Cash and cash equivalents
Short-term investments	Level 1	$2,931	$3,008	$2,073
Other current assets
Interest rate swaps(a)	Level 2	5	12	—
Prepaid forward contracts	Level 1	35	32	35
Beneficial interest asset	Level 3	16	19	35
Other noncurrent assets
Interest rate swaps(a)	Level 2	26	27	46
Beneficial interest asset	Level 3	9	12	25
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	3	8	—
Other noncurrent liabilities
Interest rate swaps(a)	Level 2	—	—	20
(a)  See Note 7 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	April 30, 2016		January 30, 2016		May 2, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$13,280	$14,974	$11,859	$13,385	$11,878	$13,542
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

5. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. No balances were outstanding at any time during 2016 or 2015.

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the three months ended April 30, 2016, we used cash on hand and proceeds from these issuances to repurchase $565 million of debt before its maturity at a market value of $820 million. We recognized a loss on early retirement of $261 million, which was recorded in net interest expense in our Consolidated Statements of Operations.

We used cash on hand and proceeds from the April issuances in May 2016 to repurchase an additional $824 million of debt before its maturity at a market value of $981 million. We recognized an additional loss on early retirement of approximately $160 million in the second quarter. The $824 million of debt repurchased during the second quarter of 2016 was classified as current in our Consolidated Statements of Financial Position at April 30, 2016.

6. Data Breach

As previously reported, in the fourth quarter of 2013, we experienced a data breach in which an intruder stole certain payment card and other guest information from our network (the Data Breach) which resulted in a number of claims against us, several of which have been finally or preliminarily resolved.

Actions related to the Data Breach that remain pending are: (1) one action previously filed in Canada; (2) several putative class action suits brought on behalf of shareholders; and (3) ongoing investigations by State Attorneys General and the Federal Trade Commission. In connection with item (2), the special litigation committee (the Committee) charged with investigating the shareholder claims recently filed its report and recommendation with the court and has filed a motion to dismiss the claims which is currently pending. As reported in our Form 10-K for the fiscal year ended January 30, 2016, our settlement of the financial institutions class action remained subject to final court approval. That final approval was received in May 2016.

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

Expenses Incurred and Amounts Accrued

Data Breach Balance Sheet Rollforward (millions)	Liabilities	Insurance Receivable
Balance at January 31, 2015	$171	$60
Expenses incurred (a)	3	—
Payments made / received	(7)	(5)
Balance at May 2, 2015	$167	$55

Balance at January 30, 2016	$80	$20
Expenses incurred	—	—
Payments made / received	(1)	(4)
Balance at April 30, 2016	$79	$16
(a) Amounts relate to legal and other professional services and are included in our Consolidated Statements of Operations as SG&A, but are not part of our segment results.

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

As of April 30, 2016 and May 2, 2015, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. No ineffectiveness was recognized during the three months ended April 30, 2016 or May 2, 2015.

Periodic payments, valuation adjustments, and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended
Type of Contract	Classification of (Income)/Expense	April 30, 2016	May 2, 2015
Interest rate swaps	Net interest expense	$(8)	$(9)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $11 million, $15 million, and $29 million, at April 30, 2016, January 30, 2016, and May 2, 2015, respectively.

8. Share Repurchase

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 106.0 million shares of common stock through April 30, 2016, at an average price of $70.51, for a total investment of $7.5 billion.

Share Repurchases (excluding ASR)	Three Months Ended (a)
(millions, except per share data)	April 30, 2016	May 2, 2015 (b)
Total number of shares purchased	11.4	3.7
Average price paid per share	$78.37	$80.85
Total investment	$893	$300
Note: Accelerated share repurchase (ASR) activity is omitted because the transaction initiated during the first quarter of 2015 was not fully settled as of May 2, 2015.
(a) Excludes shares withheld to settle employee statutory tax withholding related to the vesting of share-based awards.
(b) Includes 0.1 million shares delivered upon the noncash settlement of a prepaid contract, which had an original cash investment of $3 million and aggregate market value at its settlement date of $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 10 provides the details of our positions in prepaid forward contracts.

During the first quarter of 2015, we entered into an ASR agreement to repurchase common stock. Under the agreement, we received deliveries of and retired 2.2 million and 1.1 million shares during the first and second quarters of 2015, respectively, for a total cash investment of $265 million ($80.74 per share).

9. Share-Based Compensation

During the first quarter of 2016, we adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of adoption, we recognized $17 million of excess tax benefits related to share-based payments in our provision for income taxes for the three months ended April 30, 2016. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Cash paid on employees' behalf related to shares withheld for tax purposes is now classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both net cash provided by operations and net cash required for financing activities of $60 million for the three months ended May 2, 2015. Our compensation expense each period continues to reflect estimated forfeitures.

10. Pension and Other Benefits

Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended
(millions)	Apr 30, 2016	May 2, 2015
Service cost	$21	$28
Interest cost	34	38
Expected return on assets	(64)	(65)
Amortization of losses	12	23
Amortization of prior service cost	(3)	(3)
Settlement charges	—	2
Total	$—	$23

Beginning in 2016, we have used a spot rate approach to calculate pension interest cost. Prior to 2016, we used a single-weighted average discount rate in the calculation. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest cost. This calculation change is considered a change in accounting estimate and has been applied prospectively. The use of the spot rate approach is expected to result in a favorable impact to pension expense of $30 million in 2016 relative to the estimated pension expense had we not changed our approach.

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax income of $3 million for both the three months ended April 30, 2016 and May 2, 2015. During the three months ended April 30, 2016 and May 2, 2015, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 8. The settlement dates of these instruments are regularly renegotiated with the counterparty. At April 30, 2016, January 30, 2016 and May 2, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $18 million ($41.11 per share) and a contractual fair value of $35 million, $32 million and $35 million, respectively.

11. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 30, 2016	$(19)		$(22)	$(588)		$(629)
Other comprehensive income before reclassifications	—		4	3		7
Amounts reclassified from AOCI	1	(a)	—	4	(b)	5
April 30, 2016	$(18)		$(18)	$(581)		$(617)
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

Business Segment Results	Three Months Ended
(millions)	April 30, 2016	May 2, 2015
Sales	$16,196	$17,119
Cost of sales	11,185	11,911
Gross margin	5,011	5,208
Selling, general, and administrative expenses (d)	3,142	3,407
Depreciation and amortization	546	540
Segment profit	$1,323	$1,261
Restructuring costs (a)(d)	—	(103)
Pharmacy transaction-related costs (b)(d)	(11)	—
Data Breach-related costs (c)(d)	—	(3)
Earnings from continuing operations before interest expense and income taxes	1,312	1,154
Net interest expense	415	155
Earnings from continuing operations before income taxes	$897	$999
Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 for more information on restructuring costs.
(b) Represents contract termination charges, severance and other costs related to the December 2015 sale of our former pharmacy and clinic businesses to CVS.
(c) Refer to Note 6 for more information on Data Breach-related costs.
(d) The sum of segment SG&A expenses, restructuring costs, Pharmacy transaction-related costs, and Data Breach-related costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	April 30, 2016	January 30, 2016	May 2, 2015
Segment assets	$39,457	$39,845	$39,606
Assets of discontinued operations	435	397	607
Unallocated assets (a)	16	20	55
Total assets	$39,908	$40,262	$40,268
(a) Represents the insurance receivable related to the Data Breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2016 includes the following notable items:

•	GAAP earnings per share were $1.05, including $0.03 related to discontinued operations.

•	Adjusted earnings per share from continuing operations were $1.29.

•	GAAP earnings per share includes a loss on early retirement of debt of $0.26.

•	First quarter comparable sales grew 1.2 percent, driven by traffic growth of 0.3 percent and a 0.9 percent increase in average transaction amount.

•	Digital channel comparable sales increased by 23 percent, contributing 0.6 percentage points to comparable sales growth.

•	We returned $1.2 billion to shareholders in the first quarter through dividends and share repurchase.

Sales were $16,196 million for the three months ended April 30, 2016, a decrease of $923 million or 5.4 percent from the same period in the prior year. The decrease is due to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction), which generated $1,075 million of sales during the three months ended May 2, 2015, partially offset by an increase in comparable sales. Operating cash flow provided by continuing operations was $253 million and $777 million for the three months ended April 30, 2016 and May 2, 2015, respectively. The decrease is due to the payment of approximately $500 million of taxes during the three months ended April 30, 2016, primarily related to the Pharmacy Transaction.

Earnings Per Share from Continuing Operations	Three Months Ended
	April 30, 2016	May 2, 2015	Change
GAAP diluted earnings per share	$1.02	$1.01	0.9%
Adjustments	0.27	0.10
Adjusted diluted earnings per share	$1.29	$1.10	16.5%
Note:  Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain matters not related to our routine retail operations and the impact of our discontinued Canadian operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 17.

We report after-tax return on invested capital (ROIC) from continuing operations as we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended April 30, 2016, ROIC was 16.0 percent, compared with 12.5 percent for the trailing twelve months ended May 2, 2015. Excluding the net gain on the Pharmacy Transaction, ROIC was 14.0 for the trailing twelve months ended April 30, 2016. A reconciliation of ROIC is provided on page 18.

Analysis of Results of Operations

Segment Results

	Three Months Ended
(dollars in millions)	April 30, 2016	May 2, 2015 (a)	Percent Change
Sales	$16,196	$17,119	(5.4)%
Cost of sales	11,185	11,911	(6.1)
Gross margin	5,011	5,208	(3.8)
SG&A expenses (b)	3,142	3,407	(7.8)
EBITDA	1,869	1,801	3.8
Depreciation and amortization	546	540	1.2
EBIT	$1,323	$1,261	4.9%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense and certain other expenses that are discretely managed. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online, or through mobile devices. See Note 12 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) For the three months ended May 2, 2015, sales and cost of sales include $1,075 million and $862 million, respectively, related to our former pharmacy and clinic businesses, with no notable impact on EBITDA or EBIT. The impact of the perpetual operating agreement entered into with CVS at the close of the transaction, as described in our Form 10-K for the fiscal year ended January 30, 2016, is not expected to be material to any individual period.
(b) For the three months ended April 30, 2016 and May 2, 2015, SG&A includes $158 million and $152 million, respectively, of net profit-sharing income under our credit card program agreement.

Rate Analysis	Three Months Ended
	April 30, 2016	May 2, 2015
Gross margin rate	30.9%	30.4%
SG&A expense rate	19.4	19.9
EBITDA margin rate (a)	11.5	10.5
Depreciation and amortization expense rate	3.4	3.2
EBIT margin rate (a)	8.2	7.4
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
(a) Excluding sales of our former pharmacy and clinic businesses, EBITDA and EBIT margin rates were 11.2 percent and 7.9 percent, respectively, for the three months ended May 2, 2015.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital channels, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers or our stores.

Sales by Channel	Three Months Ended
	April 30, 2016	May 2, 2015 (a)
Stores	96.5%	97.2%
Digital	3.5	2.8
Total	100%	100%
 (a) Excluding sales of our former pharmacy and clinic businesses, stores and digital channels sales were 97.0 percent and 3.0 percent of total sales, respectively, for the three months ended May 2, 2015.

Sales by Product Category	Three Months Ended
	April 30, 2016	May 2, 2015
Food and pet supplies	24%	22%
Household essentials (a)	23	28
Apparel and accessories	21	20
Home furnishings and décor	17	16
Hardlines	15	14
Total	100%	100%
 (a) Pharmacy represented six percent of total sales for the three months ended May 2, 2015.

Comparable sales is a measure that highlights the performance of our existing stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions operating less than one year, stores that have been closed, and digital acquisitions that we no longer operate. We removed pharmacy and clinic sales from the 2015 sales amounts when calculating 2016 comparable sales. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	Three Months Ended
	April 30, 2016	May 2, 2015
Comparable sales change	1.2%	2.3%
Drivers of change in comparable sales
Number of transactions	0.3	0.9
Average transaction amount	0.9	1.4
Selling price per unit	2.9	5.1
Units per transaction	(2.0)	(3.6)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended
	April 30, 2016	May 2, 2015
Stores channel comparable sales change	0.6%	1.5%
Digital channel contribution to comparable sales change	0.6	0.8
Total comparable sales change	1.2%	2.3%
Note: Amounts may not foot due to rounding.

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target, with the remainder representing a shift in tender type. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended
	April 30, 2016	May 2, 2015
Target Debit Card	13.0%	12.0%
Target Credit Cards	10.4	9.4
Total REDcard Penetration	23.4%	21.5%
Note: Excluding pharmacy and clinic sales, total REDcard penetration would have been 22.6 percent for the three months ended May 2, 2015. Amounts may not foot due to rounding.

Gross Margin Rate
For the three months ended April 30, 2016, our gross margin rate was 30.9 percent compared with 30.4 percent in the comparable period last year. The increase was primarily due to the Pharmacy Transaction and favorable category sales mix, partially offset by shipping costs and other costs.

Selling, General, and Administrative Expense Rate
For the three months ended April 30, 2016, our SG&A expense rate was 19.4 percent, a decrease from 19.9 percent in the comparable period last year. The decrease primarily resulted from the Pharmacy Transaction and cost savings, primarily related to technology services and marketing, partially offset by other cost increases, including investments in our team.

Store Data

Change in Number of Stores	Three Months Ended
	April 30, 2016	May 2, 2015
Beginning store count	1,792	1,790
Opened	1	5
Closed	—	—
Ending store count	1,793	1,795

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	April 30, 2016	January 30, 2016	May 2, 2015	April 30, 2016	January 30, 2016	May 2, 2015
170,000 or more sq. ft.	278	278	280	49,688	49,688	50,036
50,000 to 169,999 sq. ft.	1,505	1,505	1,512	189,677	189,677	190,316
49,999 or less sq. ft.	10	9	3	211	174	62
Total	1,793	1,792	1,795	239,576	239,539	240,414
(a) In thousands; reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Consolidated Selling, General, and Administrative Expenses

We recorded $11 million and $106 million of selling, general, and administrative expenses outside of the segment during the three months ended April 30, 2016 and May 2, 2015, respectively, because they are discretely managed. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 17 and Note 12 of the Financial Statements.

Net Interest Expense

Net interest expense from continuing operations was $415 million for the three months ended April 30, 2016, compared to $155 million for the three months ended May 2, 2015. Net interest expense for the three months ended April 30, 2016 included a loss on early retirement of debt of $261 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended April 30, 2016 was 31.6 percent compared with 34.8 percent for the three months ended May 2, 2015. The decrease was primarily due to the recognition of $17 million of excess tax benefits related to share-based payments after the adoption of ASU 2016-09, and lower pretax earnings as a result of the loss on early retirement of debt. The lower pretax earnings decreased our effective income tax rate by increasing the rate impact of recurring tax deductions. Refer to Note 9 of the Financial Statements for more information regarding ASU 2016-09.

Discontinued Operations

See Note 2 of the Financial Statements for information regarding our Canada exit.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes certain costs presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate Adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Adjusted EPS	Three Months Ended
	April 30, 2016			May 2, 2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.02			$1.01
Adjustments
Loss on early retirement of debt	$261	$159	$0.26	$—	$—	$—
Restructuring costs (a)	—	—	—	103	64	0.10
Other (b)	11	7	0.01	3	2	—
Resolution of income tax matters	—	(2)	—	—	(3)	—
Adjusted diluted earnings per share from continuing operations			$1.29			$1.10
Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 of the Financial Statements.
(b) For the three months ended April 30, 2016, represents contract termination charges, severance and other costs related to the Pharmacy Transaction. For the three months ended May 2, 2015, represents costs related to the 2013 data breach. Refer to Note 6 of the Financial Statements for additional information.

We have also disclosed after-tax return on invested capital from continuing operations (ROIC), which is a ratio based on GAAP information, with the exception of adjustments made to capitalize operating leases. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors. We believe this metric provides a meaningful measure of the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently than we do, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	April 30, 2016	May 2, 2015
Earnings from continuing operations before interest expense and income taxes	$5,688	$4,667
+ Operating lease interest (a)(b)	82	90
Adjusted earnings from continuing operations before interest expense and income taxes	5,770	4,756
- Income taxes (c)	1,840	1,575
Net operating profit after taxes	$3,930	$3,181

Denominator (dollars in millions)	April 30, 2016	May 2, 2015	May 3, 2014
Current portion of long-term debt and other borrowings	$1,627	$112	$1,466
+ Noncurrent portion of long-term debt	12,596	12,585	11,315
+ Shareholders' equity	12,545	14,174	16,486
+ Capitalized operating lease obligations (b)(d)	1,367	1,495	1,587
- Cash and cash equivalents	4,036	2,768	677
- Net assets of discontinued operations	249	335	4,573
Invested capital	$23,850	$25,263	$25,604
Average invested capital (e)	$24,556	$25,434

After-tax return on invested capital (f)	16.0%	12.5%
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
(c) Calculated using the effective tax rate for continuing operations, which was 31.9% and 33.1% for the trailing twelve months ended April 30, 2016 and May 2, 2015.
(d) Calculated as eight times our trailing twelve months rent expense.
(e) Average based on the invested capital at the end of the current period and the invested capital at the end of the prior period.
(f) Excluding the net gain on the Pharmacy Transaction, ROIC was 14.0 percent for the trailing twelve months ended April 30, 2016.

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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	April 30, 2016	May 2, 2015	May 3, 2014
Total rent expense	$171	$187	$199
Capitalized operating lease obligations (total rent expense x 8)	1,367	1,495	1,587
Operating lease interest (capitalized operating lease obligations x 6%)	82	90	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $4,036 million at April 30, 2016, compared with $2,768 million for the same period in 2015. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operating cash flow provided by continuing operations was $253 million for the three months ended April 30, 2016 compared with $777 million for the same period in 2015. In April 2016, we issued $1.0 billion of unsecured debt that matures in 2026 and $1.0 billion of unsecured debt that matures in 2046. Combined with our prior year-end cash position, these proceeds allowed us to repurchase $565 million of debt at a market value of $820 million, pay approximately $500 million in taxes related to the Pharmacy Transaction, invest in the business, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

In June 2015, our Board of Directors authorized a $5 billion expansion of our existing share repurchase program to $10 billion. Under this program, we have repurchased 106.0 million shares of common stock through April 30, 2016, at an average price of $70.51, for a total investment of $7.5 billion.

During the three months ended April 30, 2016, we repurchased 11.4 million shares of our common stock for a total investment of $893 million ($78.37 per share) . During the three months ended May 2, 2015, we repurchased 3.7 million shares of our common stock for a total investment of $300 million ($80.85 per share), not including the $300 million prepayment under the accelerated share repurchase agreement described in Note 8 of the Financial Statements.

Dividends

We paid dividends totaling $336 million ($0.56 per share) for the three months ended April 30, 2016 and $333 million ($0.52 per share) for the three months ended May 2, 2015, a per share increase of 7.7 percent. We declared dividends totaling $335 million ($0.56 per share) in first quarter 2016, a per share increase of 7.7 percent over the $335 million ($0.52 per share) of declared dividends during the first quarter of 2015. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of April 30, 2016 our credit ratings were as follows:

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

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2016 or 2015.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants.

Additionally, at April 30, 2016, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund the remaining settlement of debt tendered during the first quarter of 2016 and other debt maturities, fund obligations incurred as a result of our exit from Canada, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings discussed in Note 5 of the Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2016 as reported in our 2015 Form 10-K.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. The new standard is effective in 2019, with early adoption permitted.  We are currently evaluating the effect the new standard will have on our financial statements.

We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the process, timing, and effects of discontinuing our Canadian operations, the expected impact of the pharmacies and clinics sale transaction on our financial performance, the expected benefits of restructuring initiatives, the settlement of debt tendered and other debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, investigations, inquiries, claims and litigation, including those related to the 2013 data breach and discontinuing our Canadian operations, expected insurance recoveries, and the expected impact of changes in assumptions.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 30, 2016, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following proceeding is being reported pursuant to Item 103 of Regulation S-K:

On May 17, 2016, Target Corporation, its former chief executive officer and its current chief operating officer were named as defendants in a purported federal securities law class action filed in the United States District Court of the District of Minnesota under the caption Police Retirement System of St. Louis v. Target Corporation, et al., Case No. 0:16-cv-01315-ADM-FLN, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of Target about its expansion of retail operations into Canada. The plaintiff seeks to represent a class of shareholders who purchased or acquired Target stock between February 27, 2013 and May 19, 2014, and seeks damages and other relief, including attorneys’ fees, based on allegations that the defendants’ conduct affected the value of such stock. Target has not yet responded to the lawsuit, but intends to vigorously defend against it.

For a description of other legal proceedings, including a discussion of litigation and government inquiries related to the 2013 data breach, see Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the Notes to Consolidated Financial Statements included in Part 1, Item 1, Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and in June 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. There is no stated expiration for the share repurchase program. Under this program, we have repurchased 106.0 million shares of common stock through April 30, 2016, at an average price of $70.51, for a total investment of $7.5 billion. The table below presents information with respect to Target common stock purchases made during the three months ended April 30, 2016, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Current Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
January 31, 2016 through February 27, 2016
Open market and privately negotiated purchases	3,249,514	$70.20	3,249,514	3,193,382,756
February 28, 2016 through April 2, 2016
Open market and privately negotiated purchases	4,256,025	81.30	4,256,025	2,847,374,831
April 3, 2016 through April 30, 2016
Open market and privately negotiated purchases	3,891,877	81.98	3,891,877	2,528,305,154
Total	11,397,416	$78.37	11,397,416	$2,528,305,154

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(10)C	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016)

(10)D	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016)

(10)G	Target Corporation Officer EDCP (2016 Plan Statement) (as amended and restated effective April 3, 2016)

(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective April 3, 2016)

(10)NN	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: May 25, 2016	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(10)C	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016)	Filed Electronically

(10)D	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016)	Filed Electronically

(10)G	Target Corporation Officer EDCP (2016 Plan Statement) (as amended and restated effective April 3, 2016)	Filed Electronically

(10)J	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective April 3, 2016)	Filed Electronically

(10)NN	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016)	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically