Form 10-Q
period 2016-07-30
TARGET CORP
filed 2016-08-24
CIK 27419

2016DLPFINQFILING

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 18, 2016 were 574,864,718.

2016DLPFINQFILING

TARGET CORPORATION

2016DLPFINQFILING

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales	$16,169	$17,427	$32,364	$34,546
Cost of sales	11,102	12,051	22,286	23,962
Gross margin	5,067	5,376	10,078	10,584
Selling, general and administrative expenses	3,249	3,495	6,402	7,009
Depreciation and amortization	570	551	1,116	1,090
Earnings from continuing operations before interest expense and income taxes	1,248	1,330	2,560	2,485
Net interest expense	307	148	722	305
Earnings from continuing operations before income taxes	941	1,182	1,838	2,180
Provision for income taxes	316	409	599	756
Net earnings from continuing operations	625	773	1,239	1,424
Discontinued operations, net of tax	55	(20)	73	(36)
Net earnings	$680	$753	$1,312	$1,388
Basic earnings / (loss) per share
Continuing operations	$1.07	$1.21	$2.10	$2.23
Discontinued operations	0.09	(0.03)	0.12	(0.06)
Net earnings per share	$1.17	$1.18	$2.22	$2.17
Diluted earnings / (loss) per share
Continuing operations	$1.07	$1.21	$2.08	$2.21
Discontinued operations	0.09	(0.03)	0.12	(0.06)
Net earnings per share	$1.16	$1.18	$2.20	$2.16
Weighted average common shares outstanding
Basic	582.2	635.8	590.3	638.3
Dilutive impact of share-based awards	4.6	5.2	5.0	5.4
Diluted	586.8	641.0	595.3	643.7
Antidilutive shares	0.2	—	0.1	—
Dividends declared per share	$0.60	$0.56	$1.16	$1.08
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

2016DLPFINQFILING

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$680	$753	$1,312	$1,388
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $3, $5, $8 and $76	5	8	12	117
Currency translation adjustment and cash flow hedges, net of taxes of $0, $1, $1 and $1	—	—	5	1
Other comprehensive income	5	8	17	118
Comprehensive income	$685	$761	$1,329	$1,506

See accompanying Notes to Consolidated Financial Statements.

2016DLPFINQFILING

Consolidated Statements of Financial Position
(millions)	July 30, 2016	January 30, 2016	August 1, 2015
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $303, $3,008 and $1,985	$1,480	$4,046	$2,742
Inventory	8,631	8,601	8,261
Current assets of discontinued operations	83	322	133
Other current assets	1,309	1,161	2,104
Total current assets	11,503	14,130	13,240
Property and equipment
Land	6,111	6,125	6,120
Buildings and improvements	27,315	27,059	26,726
Fixtures and equipment	5,282	5,347	5,145
Computer hardware and software	2,504	2,617	2,550
Construction-in-progress	232	315	494
Accumulated depreciation	(16,510)	(16,246)	(15,452)
Property and equipment, net	24,934	25,217	25,583
Noncurrent assets of discontinued operations	17	75	420
Other noncurrent assets	834	840	950
Total assets	$37,288	$40,262	$40,193
Liabilities and shareholders’ investment
Accounts payable	$6,811	$7,418	$6,944
Accrued and other current liabilities	3,544	4,236	3,768
Current portion of long-term debt and other borrowings	647	815	841
Current liabilities of discontinued operations	1	153	60
Total current liabilities	11,003	12,622	11,613
Long-term debt and other borrowings	12,063	11,945	11,817
Deferred income taxes	754	823	1,192
Noncurrent liabilities of discontinued operations	19	18	276
Other noncurrent liabilities	1,872	1,897	1,353
Total noncurrent liabilities	14,708	14,683	14,638
Shareholders’ investment
Common stock	48	50	53
Additional paid-in capital	5,562	5,348	5,271
Retained earnings	6,579	8,188	9,099
Accumulated other comprehensive loss
Pension and other benefit liabilities	(576)	(588)	(444)
Currency translation adjustment and cash flow hedges	(36)	(41)	(37)
Total shareholders’ investment	11,577	12,957	13,942
Total liabilities and shareholders’ investment	$37,288	$40,262	$40,193

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 574,801,225, 602,226,517 and 630,446,029 shares issued and outstanding at July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at July 30, 2016, January 30, 2016 or August 1, 2015.

See accompanying Notes to Consolidated Financial Statements.

2016DLPFINQFILING

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	July 30, 2016	August 1, 2015
Operating activities
Net earnings	$1,312	$1,388
Earnings / (losses) from discontinued operations, net of tax	73	(36)
Net earnings from continuing operations	1,239	1,424
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,116	1,090
Share-based compensation expense	67	54
Deferred income taxes	(79)	(45)
Loss on debt extinguishment	422	—
Noncash (gains) / losses and other, net	(14)	26
Changes in operating accounts
Inventory	(29)	18
Other assets	140	156
Accounts payable and accrued liabilities	(1,466)	(683)
Cash provided by operating activities—continuing operations	1,396	2,040
Cash provided by operating activities—discontinued operations	92	823
Cash provided by operations	1,488	2,863
Investing activities
Expenditures for property and equipment	(684)	(710)
Proceeds from disposal of property and equipment	14	13
Proceeds from sale of business	—	8
Other investments	1	38
Cash required for investing activities—continuing operations	(669)	(651)
Cash provided by investing activities—discontinued operations	—	19
Cash required for investing activities	(669)	(632)
Financing activities
Additions to long-term debt	1,979	—
Reductions of long-term debt	(2,611)	(54)
Dividends paid	(666)	(665)
Repurchase of stock	(2,238)	(1,251)
Stock option exercises	151	271
Cash required for financing activities	(3,385)	(1,699)
Net (decrease) / increase in cash and cash equivalents	(2,566)	532
Cash and cash equivalents at beginning of period	4,046	2,210
Cash and cash equivalents at end of period	$1,480	$2,742

See accompanying Notes to Consolidated Financial Statements.

2016DLPFINQFILING

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions, except per share data)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Net earnings	—	—	—	3,363	—	3,363
Other comprehensive income	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(1,378)	—	(1,378)
Repurchase of stock	(44.7)	(4)	—	(3,441)	—	(3,445)
Stock options and awards	6.7	1	449	—	—	450
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
(unaudited)
Net earnings	—	—	—	1,312	—	1,312
Other comprehensive income	—	—	—	—	17	17
Dividends declared	—	—	—	(680)	—	(680)
Repurchase of stock	(30.4)	(2)	—	(2,241)	—	(2,243)
Stock options and awards	3.0	—	214	—	—	214
July 30, 2016	574.8	$48	$5,562	$6,579	$(612)	$11,577

See accompanying Notes to Consolidated Financial Statements.

2016DLPFINQFILING

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

2. Discontinued Operations

As part of a March 2016 settlement between Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively Canada Subsidiaries) and all of their former landlords, we agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the Target Canada Co. estate in exchange for a full release from our obligations under guarantees of certain leases of the Canada Subsidiaries. The settlement was contingent upon the Canada Subsidiaries' creditors' and the court's approval of a plan of compromise and arrangement to complete the controlled, orderly, and timely wind-down of the Canada Subsidiaries (Plan). During the second quarter of 2016, a Plan was approved. The net pretax financial impact of the settlement and Plan was materially consistent with amounts previously recorded in our financial statements. For the three and six months ended July 30, 2016, net earnings from discontinued operations primarily reflect tax benefits from investment losses in Canada recognized upon court approval of the Canada Subsidiaries' liquidation plan. During the second quarter of 2016, we made cash contributions of $27 million to the Target Canada Co. estate and received cash distributions of $160 million.

Assets and Liabilities of Discontinued Operations
(millions)	July 30, 2016	January 30, 2016	August 1, 2015
Income tax benefit	$41	$77	$234
Receivables from Canada Subsidiaries	59	320	319
Total assets	$100	$397	$553

Accrued liabilities	$20	$171	$336
Total liabilities	$20	$171	$336

3. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $11 million and $114 million of severance and other benefits-related charges within selling, general, and administrative expenses (SG&A) during the three and six months ended August 1, 2015. The vast majority of these expenses required cash expenditures and were not included in our segment results. An accrual for restructuring costs of $14 million was included in other current liabilities as of August 1, 2015. No balance remained as of July 30, 2016.

2016DLPFINQFILING

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Cash and cash equivalents
Short-term investments	Level 1	$303	$3,008	$1,985
Other current assets
Prepaid forward contracts	Level 1	31	32	36
Beneficial interest asset	Level 3	13	19	29
Interest rate swaps(a)	Level 2	—	12	25
Other noncurrent assets
Interest rate swaps(a)	Level 2	28	27	16
Beneficial interest asset	Level 3	6	12	19
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	—	8	16
(a)  See Note 7 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	July 30, 2016		January 30, 2016		August 1, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,712	$13,542	$11,859	$13,385	$11,854	$13,365
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

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the first and second quarter of 2016, we used cash on hand and proceeds from these issuances to repurchase $565 million and $824 million of debt, respectively, before its maturity at a market value of $820 million and $981 million, respectively. We recognized a loss on early retirement of approximately $261 million and $161 million in first and second quarter, respectively, which was recorded in net interest expense in our Consolidated Statements of Operations.

6. Data Breach

In prior periods we have separately reported on our accrual for estimated probable losses and cumulative expenses with respect to the data breach we experienced in the fourth quarter of 2013 (the Data Breach). As of the date of this filing we have resolved the most significant claims relating to the Data Breach and there were no material changes to our loss contingency assessment relating to the few remaining claims during the second quarter. We do not expect there to be any material changes to the assessment of our exposure from this event, and we will no longer be providing separate reporting with respect to the Data Breach.

2016DLPFINQFILING

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

As of July 30, 2016 and August 1, 2015, interest rate swaps with notional amounts totaling $1,000 million and $1,250 million, respectively, were designated as fair value hedges. No ineffectiveness was recognized during the three months ended July 30, 2016 or August 1, 2015.

Periodic payments, valuation adjustments, and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Six Months Ended
Type of Contract	Classification of (Income)/Expense	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest rate swaps	Net interest expense	$(8)	$(9)	$(16)	$(18)

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $8 million, $15 million, and $25 million, at July 30, 2016, January 30, 2016, and August 1, 2015, respectively.

8. Share Repurchase

Under our current $10 billion share repurchase program, we have repurchased 125.0 million shares of common stock through July 30, 2016 at an average price of $70.57, for a total investment of $8.8 billion.

Share Repurchases	Six Months Ended (a)
(millions, except per share data)	July 30, 2016	August 1, 2015
Total number of shares purchased	30.4	15.2
Average price paid per share	$73.70	$81.41
Total investment	$2,243	$1,240
Note: Excludes shares withheld to settle employee statutory tax withholding related to the vesting of share-based awards.
(a) Includes 0.2 million and 0.1 million shares delivered upon the noncash settlement of prepaid contracts during the six months ended July 30, 2016 and August 1, 2015, respectively. These contracts had an original cash investment of $12 million and $3 million, respectively, and aggregate market value of $13 million and $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 10 provides the details of our positions in prepaid forward contracts.

9. Share-Based Compensation

During the first quarter of 2016, we adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of adoption, we recognized $1 million and $18 million of excess tax benefits related to share-based payments in our provision for income taxes for the three and six months ended July 30, 2016. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. Cash paid on employees' behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation requirements resulted in increases to both net cash provided by operations and net cash required for financing activities of $74 million for the six months ended August 1, 2015. Our compensation expense each period continues to reflect estimated forfeitures.

2016DLPFINQFILING

10. Pension and Other Benefits

Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended		Six Months Ended
(millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Service cost	$20	$27	$41	$55
Interest cost	35	39	69	77
Expected return on assets	(65)	(65)	(129)	(130)
Amortization of losses	13	19	25	42
Amortization of prior service cost	(3)	(3)	(6)	(6)
Settlement charges	—	—	—	2
Total	$—	$17	$—	$40

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax (loss)/income of ($2) million and $1 million for the three and six months ended July 30, 2016, respectively, and pretax income of $1 million and $4 million for the three and six months ended August 1, 2015, respectively. During the six months ended July 30, 2016 and August 1, 2015, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 8. The settlement dates of these instruments are regularly renegotiated with the counterparty. At July 30, 2016, January 30, 2016 and August 1, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $17 million, $18 million and $18 million ($41.11 per share) and a contractual fair value of $31 million, $32 million and $36 million, respectively.

11. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 30, 2016	$(19)		$(22)	$(588)		$(629)
Other comprehensive income before reclassifications	—		2	3		5
Amounts reclassified from AOCI	3	(a)	—	9	(b)	12
July 30, 2016	$(16)		$(20)	$(576)		$(612)
(a)  Represents gains and losses on cash flow hedges, net of $1 million of taxes.
(b)  Represents amortization of pension and other benefit liabilities, net of $6 million of taxes.

2016DLPFINQFILING

12. Segment Reporting

Our segment measure of profit is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	Three Months Ended		Six Months Ended
(millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales	$16,169	$17,427	$32,364	$34,546
Cost of sales	11,102	12,051	22,286	23,962
Gross margin	5,067	5,376	10,078	10,584
Selling, general, and administrative expenses (d)	3,256	3,475	6,398	6,883
Depreciation and amortization	570	551	1,116	1,090
Segment profit	1,241	1,350	2,564	2,611
Restructuring costs (a)(d)	—	(11)	—	(114)
Pharmacy transaction-related costs (b)(d)	7	—	(4)	—
Data Breach-related costs (c)(d)	—	(9)	—	(12)
Earnings from continuing operations before interest expense and income taxes	1,248	1,330	2,560	2,485
Net interest expense	307	148	722	305
Earnings from continuing operations before income taxes	$941	$1,182	$1,838	$2,180
Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 for more information on restructuring costs.
(b) Represents contract termination charges, severance and other items related to the December 2015 sale of our former pharmacy and clinic businesses to CVS.
(c) Refer to Note 6 for more information on Data Breach-related costs.
(d) The sum of segment SG&A expenses, restructuring costs, pharmacy transaction-related costs, and Data Breach-related costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	July 30, 2016	January 30, 2016	August 1, 2015
Segment assets	$37,182	$39,845	$39,585
Assets of discontinued operations	100	397	553
Unallocated assets (a)	6	20	55
Total assets	$37,288	$40,262	$40,193
(a)  Represents the insurance receivable related to the Data Breach.

2016DLPFINQFILING

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2016 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.07, including a loss on early retirement of debt of $0.17.

•	Adjusted earnings per share from continuing operations were $1.23.

•	Second quarter comparable sales decreased (1.1) percent, driven by a (2.2) percent decline in traffic and 1.1 percent increase in average transaction amount.

•	We returned $1.7 billion to shareholders in the second quarter through dividends and share repurchase.

Sales were $16,169 million for the three months ended July 30, 2016, a decrease of $1,258 million or 7.2 percent from the same period in the prior year. The decrease is due to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction), which generated $1,055 million of sales during the three months ended August 1, 2015, and by a decrease in comparable sales. Operating cash flow provided by continuing operations was $1,396 million and $2,040 million for the six months ended July 30, 2016 and August 1, 2015, respectively. The decrease is due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the Pharmacy Transaction.

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	July 30, 2016	August 1, 2015	Change	July 30, 2016	August 1, 2015	Change
GAAP diluted earnings per share	$1.07	$1.21	(11.6)%	$2.08	$2.21	(5.9)%
Adjustments	0.16	0.01		0.43	0.11
Adjusted diluted earnings per share	$1.23	$1.22	0.5%	$2.51	$2.32	8.2%
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

We report after-tax return on invested capital (ROIC) from continuing operations as we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended July 30, 2016, ROIC was 15.8 percent, compared with 13.3 percent for the trailing twelve months ended August 1, 2015. Excluding the net gain on the Pharmacy Transaction, ROIC was 13.7 percent for the trailing twelve months ended July 30, 2016. A reconciliation of ROIC is provided on page 18.

2016DLPFINQFILING

Analysis of Results of Operations

Segment Results

	Three Months Ended			Six Months Ended
(dollars in millions)	July 30, 2016	August 1, 2015 (a)	Percent Change	July 30, 2016	August 1, 2015 (a)	Percent Change
Sales	$16,169	$17,427	(7.2)%	$32,364	$34,546	(6.3)%
Cost of sales	11,102	12,051	(7.9)	22,286	23,962	(7.0)
Gross margin	5,067	5,376	(5.7)	10,078	10,584	(4.8)
SG&A expenses (b)	3,256	3,475	(6.3)	6,398	6,883	(7.1)
EBITDA	1,811	1,901	(4.7)	3,680	3,701	(0.6)
Depreciation and amortization	570	551	3.6	1,116	1,090	2.4
EBIT	$1,241	$1,350	(8.1)%	$2,564	$2,611	(1.8)%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense and certain other discretely managed items. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online, or through mobile devices. See Note 12 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) Sales include $1,055 million and $2,128 million related to our former pharmacy and clinic businesses for the three and six months ended August 1, 2015, respectively, and cost of sales include $840 million and $1,687 million, respectively. The December 2015 sale of these businesses to CVS had no notable impact on EBITDA or EBIT.
(b) SG&A includes $163 million and $321 million of net profit-sharing income under our credit card program agreement for the three and six months ended July 30, 2016, respectively, and $159 million and $311 million for the three and six months ended August 1, 2015, respectively.

Rate Analysis	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gross margin rate	31.3%	30.9%	31.1%	30.6%
SG&A expense rate	20.1	19.9	19.8	19.9
EBITDA margin rate (a)	11.2	10.9	11.4	10.7
Depreciation and amortization expense rate	3.5	3.2	3.4	3.2
EBIT margin rate (a)	7.7	7.7	7.9	7.6
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
(a) Excluding sales of our former pharmacy and clinic businesses, EBITDA margin rates were 11.6 percent and 11.4 percent for the three and six months ended August 1, 2015, respectively, and EBIT margin rates were 8.2 percent and 8.1 percent, respectively.

2016DLPFINQFILING

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital channels, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers or our stores.

Sales by Channel	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015 (a)	July 30, 2016	August 1, 2015 (a)
Stores	96.7%	97.3%	96.6%	97.2%
Digital	3.3	2.7	3.4	2.8
Total	100%	100%	100%	100%
 (a) Excluding sales of our former pharmacy and clinic businesses, stores and digital channels sales were 97.1 percent and 2.9 percent of total sales, respectively, for both the three and six months ended August 1, 2015.

Sales by Product Category	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Household essentials (a)	23%	28%	23%	28%
Food and pet supplies	22	20	23	21
Apparel and accessories	22	21	21	20
Home furnishings and décor	19	17	18	17
Hardlines	14	14	15	14
Total	100%	100%	100%	100%
 (a) Pharmacy represented six percent of total sales for the three and six months ended August 1, 2015.

Comparable sales is a measure that highlights the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions operating less than one year, stores that have been closed, and digital acquisitions that we no longer operate. We removed pharmacy and clinic sales from the 2015 sales amounts when calculating 2016 comparable sales. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Comparable sales change	(1.1)%	2.4%	—%	2.4%
Drivers of change in comparable sales
Number of transactions	(2.2)	1.6	(0.9)	1.3
Average transaction amount	1.1	0.8	1.0	1.1
Selling price per unit	2.6	3.8	2.8	4.5
Units per transaction	(1.5)	(2.9)	(1.7)	(3.2)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stores channel comparable sales change	(1.6)%	1.8%	(0.5)%	1.7%
Digital channel contribution to comparable sales change	0.5	0.6	0.6	0.7
Total comparable sales change	(1.1)%	2.4%	—%	2.4%
Note: Amounts may not foot due to rounding.

2016DLPFINQFILING

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

REDcard Penetration	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Target Debit Card	12.7%	12.0%	12.9%	12.0%
Target Credit Cards	11.1	10.1	10.7	9.8
Total REDcard Penetration	23.9%	22.1%	23.6%	21.8%
Note: Excluding pharmacy and clinic sales, total REDcard penetration was 23.2 percent and 22.9 percent for the three and six months ended August 1, 2015, respectively. Amounts may not foot due to rounding.

Gross Margin Rate

For the three and six months ended July 30, 2016, our gross margin rate was 31.3 percent and 31.1 percent, respectively, compared with 30.9 percent and 30.6 percent in the comparable period last year. The increase was primarily due to the Pharmacy Transaction, partially offset by increased shipping costs. Cost of goods savings helped offset the impact of a competitive promotional environment.

2016DLPFINQFILING

Selling, General, and Administrative Expense Rate

For the three and six months ended July 30, 2016, our SG&A expense rate was 20.1 percent and 19.8 percent, respectively, compared to 19.9 percent in the comparable periods last year. For the three and six months ended July 30, 2016, the benefit of the Pharmacy Transaction and technology-related cost savings was offset by investments in our team and other items. Other items include the impact of other broad-based cost savings initiatives that were more than offset by broad-based reinvestment in our business and, for the three months ended, the deleveraging impact of the decline in sales.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Beginning store count	1,793	1,795	1,792	1,790
Opened	5	4	6	9
Closed	(1)	—	(1)	—
Ending store count	1,797	1,799	1,797	1,799

2016DLPFINQFILING

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	July 30, 2016	January 30, 2016	August 1, 2015	July 30, 2016	January 30, 2016	August 1, 2015
170,000 or more sq. ft.	278	278	280	49,688	49,688	50,036
50,000 to 169,999 sq. ft.	1,505	1,505	1,514	189,732	189,677	190,608
49,999 or less sq. ft.	14	9	5	300	174	92
Total	1,797	1,792	1,799	239,720	239,539	240,736
(a)  In thousands; reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Consolidated Selling, General, and Administrative Expenses

We recorded $(7) million and $4 million of selling, general, and administrative expenses outside of the segment during the three and six months ended July 30, 2016, respectively, and $20 million and $126 million for the three and six months ended and August 1, 2015, respectively, because they are discretely managed. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 17 and Note 12 of the Financial Statements.

Net Interest Expense

Net interest expense from continuing operations was $307 million and $722 million for the three and six months ended July 30, 2016, compared to $148 million and $305 million for the three and six months ended August 1, 2015. Net interest expense for the three and six months ended July 30, 2016 included a loss on early retirement of debt of $161 million and $422 million, respectively.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended July 30, 2016 was 33.6 percent and 32.6 percent, respectively, compared with 34.6 percent and 34.7 percent for the three and six months ended August 1, 2015, respectively. For the three months ended July 30, 2016, the decrease was primarily due to lower pretax earnings as a result of the loss on early retirement of debt. The lower pretax earnings decreased our effective income tax rate by increasing the rate impact of recurring tax deductions. For the six months ended July 30, 2016, the decrease was also due to the recognition of $18 million of excess tax benefits related to share-based payments after the adoption of ASU 2016-09. Refer to Note 9 of the Financial Statements for more information regarding ASU 2016-09.

Discontinued Operations

See Note 2 of the Financial Statements for information regarding our Canada exit.

2016DLPFINQFILING

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States. The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate Adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Adjusted EPS	Three Months Ended
	July 30, 2016			August 1, 2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.07			$1.21
Adjustments
Loss on early retirement of debt	$161	$98	$0.17	$—	$—	$—
Restructuring costs (a)	—	—	—	11	8	0.01
Other (b)	(7)	(4)	(0.01)	9	5	0.01
Resolution of income tax matters	—	—	—	—	(5)	(0.01)
Adjusted diluted earnings per share from continuing operations			$1.23			$1.22

	Six Months Ended
	July 30, 2016			August 1, 2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.08			$2.21
Adjustments
Loss on early retirement of debt	$422	$257	$0.43	$—	$—	$—
Restructuring costs (a)	—	—	—	114	72	0.11
Other (b)	4	3	—	12	7	0.01
Resolution of income tax matters	—	(3)	—	—	(8)	(0.01)
Adjusted diluted earnings per share from continuing operations			$2.51			$2.32

Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 of the Financial Statements.
(b) For the three and six months ended July 30, 2016, represents contract termination charges, severance and other items related to the Pharmacy Transaction. For the three and six months ended August 1, 2015, represents costs related to the 2013 data breach.

2016DLPFINQFILING

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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	July 30, 2016	August 1, 2015
Earnings from continuing operations before interest expense and income taxes	$5,605	$4,974
+ Operating lease interest (a)(b)	77	90
Adjusted earnings from continuing operations before interest expense and income taxes	5,682	5,064
- Income tax effect (c)	1,791	1,694
Net operating profit after taxes	$3,891	$3,370

Denominator (dollars in millions)	July 30, 2016	August 1, 2015	August 2, 2014
Current portion of long-term debt and other borrowings	$647	$841	$294
+ Noncurrent portion of long-term debt	12,063	11,817	12,551
+ Shareholders' equity	11,577	13,942	16,433
+ Capitalized operating lease obligations (b)(d)	1,274	1,497	1,573
- Cash and cash equivalents	1,480	2,742	766
- Net assets of discontinued operations	80	217	4,653
Invested capital	$24,001	$25,138	$25,432
Average invested capital (e)	$24,569	$25,286

After-tax return on invested capital (f)	15.8%	13.3%
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
(c) Calculated using the effective tax rate for continuing operations, which was 31.5% and 33.4% for the trailing twelve months ended July 30, 2016 and August 1, 2015. For the trailing twelve months ended July 30, 2016 and August 1, 2015, includes tax effect of $1,767 million and $1,664 million, respectively, related to EBIT and $24 million and $30 million, respectively, related to operating lease interest.
(d) Calculated as eight times our trailing twelve months rent expense.
(e) Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(f) Excluding the net gain on the Pharmacy Transaction, ROIC was 13.7 percent for the trailing twelve months ended July 30, 2016.

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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	July 30, 2016	August 1, 2015	August 2, 2014
Total rent expense	$159	$187	$197
Capitalized operating lease obligations (total rent expense x 8)	1,274	1,497	1,573
Operating lease interest (capitalized operating lease obligations x 6%)	77	90	n/a

2016DLPFINQFILING

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,480 million at July 30, 2016, compared with $2,742 million for the same period in 2015. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Cash Flows

Operating cash flow provided by continuing operations was $1,396 million for the six months ended July 30, 2016 compared with $2,040 million for the same period in 2015. The decrease is primarily due to the payment of approximately $500 million of taxes during the first quarter of 2016 related to the Pharmacy Transaction. In April 2016, we issued $1.0 billion of unsecured debt that matures in 2026 and $1.0 billion of unsecured debt that matures in 2046. Combined with our prior year-end cash position, these proceeds allowed us to repurchase $1,389 million of debt at a market value of $1,800 million, fund current debt maturities, pay approximately $500 million in taxes related to the Pharmacy Transaction, invest in the business, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

Under our current $10 billion share repurchase program, we have repurchased 125.0 million shares of common stock through July 30, 2016, at an average price of $70.57, for a total investment of $8.8 billion.

During the three and six months ended July 30, 2016, we repurchased 19.0 million and 30.4 million shares of our common stock, respectively, for a total investment of $1,350 million ($70.91 per share) and $2,243 million ($73.70 per share), respectively. During the three months ended August 1, 2015, we repurchased 8.2 million shares of our common stock for a total investment of $675 million ($81.94 per share), excluding the ASR initiated and prepaid in first quarter 2015 that settled in second quarter 2015. During the six months ended August 1, 2015, we repurchased 15.2 million shares of our common stock for a total investment of $1,240 million ($81.41 per share).

Dividends

We paid dividends totaling $330 million ($0.56 per share) and $666 million ($1.12 per share) for the three and six months ended July 30, 2016, respectively, and $331 million ($0.52 per share) and $665 million ($1.04 per share) for the three and six months ended August 1, 2015, a per share increase of 7.7 percent. We declared dividends totaling $346 million ($0.60 per share) in second quarter 2016, a per share increase of 7.1 percent over the $356 million ($0.56 per share) of declared dividends during the second quarter of 2015. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of July 30, 2016 our credit ratings were as follows:

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

2016DLPFINQFILING

We have additional liquidity through a committed $2.25 billion revolving credit facility that expires in October 2018. No balances were outstanding at any time during 2016 or 2015.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at July 30, 2016, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings and payments discussed in Note 5 of the Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2016 as reported in our 2015 Form 10-K.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the expected benefits of restructuring initiatives, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims and litigation.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2016DLPFINQFILING

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

2016DLPFINQFILING

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following proceeding is being reported pursuant to Item 103 of Regulation S-K:

The following lawsuits filed in the second fiscal quarter of 2016 relate to certain prior disclosures of Target about its expansion of retail operations into Canada (the “Canada Disclosure”). The Canada Disclosure is substantially the same subject matter as Police Retirement System of St. Louis v. Target Corporation, et al., Case No. 0:16-cv-01315-JNE-BRT, which was described in Target’s Form 10-Q for the fiscal quarter ended April 30, 2016.

Federal Securities Law Class Actions

There have been no material developments for Police Retirement System of St. Louis v. Target Corporation, et al. since last quarter. On May 24, 2016, a purported federal securities law class action was filed in the United States District Court of the District of Minnesota under the caption Rizzo v. Target Corporation, et al., Case No. 0:16-cv-01485-JNE-BRT against substantially the same defendants, alleging substantially the same claims, and seeking substantially the same relief as the Police Retirement System of St. Louis lawsuit (the “Securities Lawsuits”). We expect the Securities Lawsuits to be consolidated. Target has not yet responded to the Rizzo lawsuit, but intends to vigorously defend against it.

ERISA Class Actions

On July 12, 2016 and July 15, 2016, respectively, Target Corporation, the Plan Investment Committee and its current chief operating officer were named as defendants in purported Employee Retirement Income Security Act of 1974 (“ERISA”) class actions filed in the United States District Court of the District of Minnesota under the captions Knoll v. Target Corporation, et al., Case No. 0:16-cv-02400-JNE-BRT and Simmons, et al. v. Target Corporation, et al., Case No. 0:16-cv-02421-JNE-BRT, respectively (the “ERISA Lawsuits”). The ERISA Lawsuits allege violations of Sections 404 and 405 of ERISA relating to the Canada Disclosure. The plaintiffs seek to represent a class of persons who were participants in or beneficiaries of the Target Corporation 401(k) Plan or the Target Corporation Ventures 401(k) Plan (collectively, the “Plans”) between February 27, 2013 and May 19, 2014 and whose accounts included investments in Target stock. The plaintiffs also seek damages, imposition of a constructive trust, and other relief, including attorneys’ fees, based on allegations that the defendants breached their fiduciary duties by continuing to allow Target stock to remain as an investment option under the Plans during the class period. We expect the ERISA Lawsuits to be consolidated. Target has not yet responded to the ERISA Lawsuits, but intends to vigorously defend against them.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

2016DLPFINQFILING

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and in June 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. There is no stated expiration for the share repurchase program. Under this program, we have repurchased 125.0 million shares of common stock through July 30, 2016, at an average price of $70.57, for a total investment of $8.8 billion. The table below presents information with respect to Target common stock purchases made during the three months ended July 30, 2016, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of the Current Program (a)	Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2016 through May 28, 2016
Open market and privately negotiated purchases	8,108,986	$73.60	8,108,986	1,931,465,739
May 29, 2016 through July 2, 2016
Open market and privately negotiated purchases	8,707,226	68.30	8,707,226	1,336,800,590
July 3, 2016 through July 30, 2016
Open market and privately negotiated purchases	2,218,802	71.31	2,218,802	1,178,571,943
Total	19,035,014	$70.91	19,035,014	$1,178,571,943
(a) Includes 0.2 million shares delivered upon the noncash settlement of prepaid forward contracts. Refer to Note 10 of the Financial Statements for further details of these contracts.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

2016DLPFINQFILING

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(10)OO	Advisory Role Letter to Timothy R. Baer dated July 11, 2016

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed November 12, 2015.

2016DLPFINQFILING

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 24, 2016	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

2016DLPFINQFILING

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(10)OO	Advisory Role Letter to Timothy R. Baer dated July 11, 2016	Filed Electronically

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically