Form 10-Q
period 2016-10-29
TARGET CORP
filed 2016-11-23
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 17, 2016 were 561,695,464.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales	$16,441	$17,613	$48,805	$52,159
Cost of sales	11,471	12,440	33,757	36,402
Gross margin	4,970	5,173	15,048	15,757
Selling, general and administrative expenses	3,339	3,736	9,741	10,745
Depreciation and amortization	570	561	1,686	1,651
Earnings from continuing operations before interest expense and income taxes	1,061	876	3,621	3,361
Net interest expense	142	151	864	455
Earnings from continuing operations before income taxes	919	725	2,757	2,906
Provision for income taxes	311	249	910	1,006
Net earnings from continuing operations	608	476	1,847	1,900
Discontinued operations, net of tax	—	73	73	37
Net earnings	$608	$549	$1,920	$1,937
Basic earnings per share
Continuing operations	$1.07	$0.76	$3.16	$3.00
Discontinued operations	—	0.12	0.12	0.06
Net earnings per share	$1.07	$0.88	$3.29	$3.06
Diluted earnings per share
Continuing operations	$1.06	$0.76	$3.14	$2.98
Discontinued operations	—	0.11	0.12	0.06
Net earnings per share	$1.06	$0.87	$3.26	$3.03
Weighted average common shares outstanding
Basic	570.1	623.7	583.5	633.5
Dilutive impact of share-based awards	4.7	5.1	5.0	5.2
Diluted	574.8	628.8	588.5	638.7
Antidilutive shares	0.2	—	0.1	—
Dividends declared per share	$0.60	$0.56	$1.76	$1.64
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net earnings	$608	$549	$1,920	$1,937
Other comprehensive income, net of tax
Pension and other benefit liabilities, net of taxes of $3, $8, $11 and $84	6	13	17	130
Currency translation adjustment and cash flow hedges, net of taxes of $1, $1, $2 and $2	—	(1)	5	—
Other comprehensive income	6	12	22	130
Comprehensive income	$614	$561	$1,942	$2,067

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions)	October 29, 2016	January 30, 2016	October 31, 2015
Assets	(unaudited)		(unaudited)
Cash and cash equivalents, including short term investments of $0, $3,008 and $1,154	$1,231	$4,046	$1,977
Inventory	10,057	8,601	10,374
Current assets of discontinued operations	62	322	399
Other current assets	1,492	1,161	2,194
Total current assets	12,842	14,130	14,944
Property and equipment
Land	6,106	6,125	6,118
Buildings and improvements	27,518	27,059	26,912
Fixtures and equipment	5,467	5,347	5,283
Computer hardware and software	2,538	2,617	2,652
Construction-in-progress	219	315	428
Accumulated depreciation	(16,946)	(16,246)	(15,921)
Property and equipment, net	24,902	25,217	25,472
Noncurrent assets of discontinued operations	17	75	94
Other noncurrent assets	842	840	941
Total assets	$38,603	$40,262	$41,451
Liabilities and shareholders’ investment
Accounts payable	$8,250	$7,418	$8,904
Accrued and other current liabilities	3,662	4,236	3,868
Current portion of long-term debt and other borrowings	729	815	825
Current liabilities of discontinued operations	1	153	261
Total current liabilities	12,642	12,622	13,858
Long-term debt and other borrowings	12,097	11,945	11,887
Deferred income taxes	920	823	1,135
Noncurrent liabilities of discontinued operations	18	18	36
Other noncurrent liabilities	1,857	1,897	1,279
Total noncurrent liabilities	14,892	14,683	14,337
Shareholders’ investment
Common stock	47	50	52
Additional paid-in capital	5,598	5,348	5,314
Retained earnings	6,031	8,188	8,359
Accumulated other comprehensive loss
Pension and other benefit liabilities	(571)	(588)	(431)
Currency translation adjustment and cash flow hedges	(36)	(41)	(38)
Total shareholders’ investment	11,069	12,957	13,256
Total liabilities and shareholders’ investment	$38,603	$40,262	$41,451

Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 563,676,785, 602,226,517 and 618,604,168 shares issued and outstanding at October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at October 29, 2016, January 30, 2016 or October 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 29, 2016	October 31, 2015
Operating activities
Net earnings	$1,920	$1,937
Earnings from discontinued operations, net of tax	73	37
Net earnings from continuing operations	1,847	1,900
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,686	1,651
Share-based compensation expense	85	84
Deferred income taxes	83	(111)
Loss on debt extinguishment	422	—
Noncash losses and other, net	12	37
Changes in operating accounts
Inventory	(1,455)	(2,096)
Other assets	(13)	95
Accounts payable and accrued liabilities	103	1,475
Cash provided by operating activities—continuing operations	2,770	3,035
Cash provided by operating activities—discontinued operations	111	804
Cash provided by operations	2,881	3,839
Investing activities
Expenditures for property and equipment	(1,184)	(1,129)
Proceeds from disposal of property and equipment	23	21
Proceeds from sale of business	—	8
Other investments	23	12
Cash required for investing activities—continuing operations	(1,138)	(1,088)
Cash provided by investing activities—discontinued operations	—	19
Cash required for investing activities	(1,138)	(1,069)
Financing activities
Change in commercial paper, net	89	—
Additions to long-term debt	1,977	—
Reductions of long-term debt	(2,625)	(72)
Dividends paid	(1,011)	(1,017)
Repurchase of stock	(3,034)	(2,196)
Prepayment of accelerated share repurchase	(120)	—
Stock option exercises	166	282
Cash required for financing activities	(4,558)	(3,003)
Net decrease in cash and cash equivalents	(2,815)	(233)
Cash and cash equivalents at beginning of period	4,046	2,210
Cash and cash equivalents at end of period	$1,231	$1,977

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Net earnings	—	—	—	3,363	—	3,363
Other comprehensive income	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(1,378)	—	(1,378)
Repurchase of stock	(44.7)	(4)	—	(3,441)	—	(3,445)
Stock options and awards	6.7	1	449	—	—	450
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
(unaudited)
Net earnings	—	—	—	1,920	—	1,920
Other comprehensive income	—	—	—	—	22	22
Dividends declared	—	—	—	(1,022)	—	(1,022)
Repurchase of stock	(41.9)	(3)	—	(3,035)	—	(3,038)
Stock to be received upon settlement of ASR	—	—	—	(20)	—	(20)
Stock options and awards	3.4	—	250	—	—	250
October 29, 2016	563.7	$47	$5,598	$6,031	$(607)	$11,069

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

2. Revenues

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.
We must adopt the standard no later than the first quarter of 2018, which begins on February 4, 2018. We do not plan to early adopt the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard.
While we are still evaluating the standard, including our adoption method, we do not expect the standard to materially affect our consolidated net income, financial position or cash flows.

3. Discontinued Operations

As part of a March 2016 settlement between Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively, Canada Subsidiaries) and all of their former landlords, we agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the Target Canada Co. estate in exchange for a full release from our obligations under guarantees of certain leases of the Canada Subsidiaries. The settlement was contingent upon the Canada Subsidiaries' creditors' and the court's approval of a plan of compromise and arrangement to complete the controlled, orderly, and timely wind-down of the Canada Subsidiaries (Plan). During the second quarter of 2016, a Plan was approved. The net pretax financial impact of the settlement and Plan was materially consistent with amounts previously recorded in our financial statements. For the nine months ended October 29, 2016, net earnings from discontinued operations primarily reflect tax benefits from investment losses in Canada recognized upon court approval of the Plan. During the three and nine months ended October 29, 2016, we received $21 million and $182 million, respectively, from the Target Canada Co. estate. During the second quarter of 2016, we made cash contributions of $27 million to the Target Canada Co. estate.

Assets and Liabilities of Discontinued Operations
(millions)	October 29, 2016	January 30, 2016	October 31, 2015
Income tax benefit	$41	$77	$181
Receivables from Canada Subsidiaries	38	320	312
Total assets	$79	$397	$493

Accrued liabilities	$19	$171	$297
Total liabilities	$19	$171	$297

4. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, we recorded $21 million and $135 million of severance and other benefits-related charges within selling, general, and administrative expenses (SG&A) during the three and nine months ended October 31, 2015, respectively. The vast majority of these expenses required cash expenditures and were not included in our segment results. An accrual for restructuring costs of $14 million was included in other current liabilities as of October 31, 2015. No balance remained as of October 29, 2016.

5. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Cash and cash equivalents
Short-term investments	Level 1	$—	$3,008	$1,154
Other current assets
Prepaid forward contracts	Level 1	28	32	34
Beneficial interest asset	Level 3	10	19	23
Interest rate swaps(a)	Level 2	—	12	19
Other noncurrent assets
Interest rate swaps(a)	Level 2	19	27	22
Beneficial interest asset	Level 3	5	12	15
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	—	8	12
(a)  See Note 9 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	October 29, 2016		January 30, 2016		October 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,802	$13,171	$11,859	$13,385	$11,857	$13,322
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. For the three and nine months ended October 29, 2016, the maximum amount outstanding was $89 million and the average daily amounts outstanding were $3 million and $1 million, respectively, at a weighted average annual interest rate of 0.43 percent. At October 29, 2016, $89 million was outstanding. No balances were outstanding at any time during 2015.

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the first half of 2016, we used cash on hand and proceeds from these issuances to repurchase $1,389 million of debt before its maturity at a market value of $1,800 million. We recognized a loss on early retirement of approximately $422 million, which was recorded in net interest expense in our Consolidated Statements of Operations.

In October 2016, we obtained a committed $2.5 billion revolving credit facility that expires in October 2021. This new unsecured revolving credit facility replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2016 or 2015.

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

8. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store, make significant software changes or discontinue projects—indicate that the asset’s carrying value may not be recoverable. We recognized impairment losses during each of the periods presented, primarily resulting from discontinued projects, store closures, and completed or planned land sales.

Impairments (a)	Three Months Ended		Nine Months Ended
(millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Total segment impairments	$9	$4	$37	$44
Unallocated impairments (b)	—	4	—	4
Total impairments	$9	$8	$37	$48
(a) Substantially all of the impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations.
(b) For the three and nine months ended October 31, 2015, represents long-lived asset impairments from our decision to wind down certain noncore operations. These costs were not included in our segment results.

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

As of October 29, 2016 and October 31, 2015, interest rate swaps with notional amounts totaling $1,000 million and $1,250 million, respectively, were designated fair value hedges. No ineffectiveness was recognized during the three and nine months ended October 29, 2016 or October 31, 2015.

As of October 29, 2016, one interest rate swap with a notional amount of $250 million was not designated a fair value hedge because it was de-designated concurrent with the repurchase of debt during the first half of 2016. As of October 31, 2015, two interest rate swaps, each with a notional amount of $500 million, were not designated fair value hedges. These two interest rate swaps had largely offsetting terms and matured during the second quarter of 2016.

The amount remaining on unamortized hedged debt valuation gains from terminated or de-designated interest rate swaps that will be amortized into earnings over the remaining lives of the underlying debt totaled $6 million, $15 million, and $20 million, at October 29, 2016, January 30, 2016, and October 31, 2015, respectively.

Periodic payments, valuation adjustments, and amortization of gains or losses on our derivative contracts had the following effect on our Consolidated Statements of Operations:

Derivative Contracts - Effect on Results of Operations (millions)		Three Months Ended		Nine Months Ended
Type of Contract	Classification of (Income)/Expense	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest rate swaps	Net interest expense	$(5)	$(9)	$(21)	$(28)

10. Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

We must adopt the standard no later than the first quarter of 2019, which begins on February 3, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

While we are still evaluating the standard, we plan to early adopt the standard during the second half of 2017.  Our ability to early adopt is contingent on system readiness, including software procured from third-party providers. While we continue to assess all potential impacts, we believe the most significant impact relates to our accounting for retail-store and office-space real estate leases, which will be recorded as assets and liabilities on our balance sheet upon adoption. We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

11. Share Repurchase

In September 2016, our Board of Directors authorized a new $5 billion share repurchase program. We will begin repurchasing shares under this new authorization upon completion of the current $10 billion program, under which we have repurchased 133.1 million shares of common stock through October 29, 2016 at an average price of $70.52, for a total investment of $9.4 billion, excluding the initial share delivery and $350 million prepayment under the accelerated shares repurchase agreement (ASR) described below.

During the third quarter of 2016, we entered into an ASR to repurchase $250 to $350 million of our common stock under the existing $10 billion share repurchase program. Under the agreement, we prepaid $350 million and received an initial delivery of 3.4 million shares, which were retired, resulting in a $230 million reduction to shareholders' investment. As of October 29, 2016, $20 million was included in the Consolidated Statement of Financial Position as an additional reduction to shareholders' investment because the minimum repurchase was $250 million. The remaining $100 million was included in other current assets. The ASR was not accounted for as a derivative instrument.

In November 2016, the ASR settled. We received an additional 1.3 million shares, which were retired, and $36 million for the remaining amount not settled in shares. In total, we repurchased 4.6 million shares under the ASR for a total cash investment of $314 million ($67.67 per share).

Share Repurchases (excluding 2016 ASR)	Nine Months Ended (a)
(millions, except per share data)	October 29, 2016	October 31, 2015
Total number of shares purchased	38.5	27.3
Average price paid per share	$72.87	$79.84
Total investment	$2,807	$2,182
Note: Accelerated share repurchase activity in 2016 is omitted because the transaction was not fully settled as of October 29, 2016. Also excludes shares withheld to settle employee statutory tax withholding related to the vesting of share-based awards.

(a) Includes 0.2 million and 0.1 million shares delivered upon the noncash settlement of prepaid contracts during the nine months ended October 29, 2016 and October 31, 2015, respectively. These contracts had an original cash investment of $12 million and $3 million, respectively, and aggregate market value of $13 million and $7 million. These contracts are among the investment vehicles used to reduce our economic exposure related to our nonqualified deferred compensation plans. Note 13 provides the details of our positions in prepaid forward contracts.

12. Share-Based Compensation

During the first quarter of 2016, we adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of adoption, we recognized $18 million of excess tax benefits related to share-based payments in our provision for income taxes for the nine months ended October 29, 2016. These items were historically recorded in additional paid-in capital. In addition, for each period presented, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows. Cash paid on employees' behalf related to shares withheld for tax purposes is classified as a financing activity. Retrospective application of the cash flow presentation resulted in increases to both net cash provided by operations and net cash required for financing activities of $79 million for the nine months ended October 31, 2015. Compensation expense each period continues to reflect estimated forfeitures.

13. Pension and Other Benefits

Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended		Nine Months Ended
(millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Service cost	$20	$27	$61	$82
Interest cost	34	38	103	115
Expected return on assets	(64)	(65)	(193)	(195)
Amortization of losses	12	20	37	62
Amortization of prior service cost	(2)	(3)	(8)	(9)
Settlement charges	—	1	—	3
Total	$—	$18	$—	$58

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

The total change in fair value for contracts indexed to our own common stock recognized in earnings was pretax loss of $3 million and $2 million for the three and nine months ended October 29, 2016, respectively, and pretax (loss)/income of $(2) million and $2 million for the three and nine months ended October 31, 2015, respectively. During the nine months ended October 29, 2016 and October 31, 2015, we made no investments in prepaid forward contracts in our own common stock. Adjusting our position in these investment vehicles may involve repurchasing shares of Target common stock when settling the forward contracts as described in Note 11. The settlement dates of these instruments are regularly renegotiated with the counterparty. At October 29, 2016, January 30, 2016 and October 31, 2015, we held asset positions in prepaid forward contracts for 0.4 million shares of our common stock, for a total cash investment of $17 million, $18 million and $18 million ($41.11 per share) and a contractual fair value of $28 million, $32 million and $34 million, respectively.

14. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 30, 2016	$(19)		$(22)	$(588)		$(629)
Other comprehensive income before reclassifications	—		2	3		5
Amounts reclassified from AOCI	3	(a)	—	14	(b)	17
October 29, 2016	$(16)		$(20)	$(571)		$(607)
(a)  Represents gains and losses on cash flow hedges, net of $2 million of taxes.
(b)  Represents amortization of pension and other benefit liabilities, net of $9 million of taxes.

15. Segment Reporting

Our segment measure of profit is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores, online or through mobile devices.

Business Segment Results	Three Months Ended		Nine Months Ended
(millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales	$16,441	$17,613	$48,805	$52,159
Cost of sales	11,471	12,440	33,757	36,402
Gross margin	4,970	5,173	15,048	15,757
Selling, general, and administrative expenses (d)	3,343	3,650	9,741	10,533
Depreciation and amortization	570	561	1,686	1,651
Segment profit	1,057	962	3,621	3,573
Impairments (a)(d)	—	(39)	—	(39)
Restructuring costs (b)(d)	—	(21)	—	(135)
Other (c)(d)	4	(26)	—	(38)
Earnings from continuing operations before interest expense and income taxes	1,061	876	3,621	3,361
Net interest expense	142	151	864	455
Earnings from continuing operations before income taxes	$919	$725	$2,757	$2,906
Note: Amounts may not foot due to rounding.
(a) Refer to Note 7 and Note 8.
(b) Refer to Note 4.
(c) For the three months ended October 29, 2016, represents items related to the December 2015 sale of our former pharmacy and clinic businesses to CVS. For the three and nine months ended October 31, 2015, represents legal, professional services, and other costs related to the 2013 data breach.
(d) The sum of segment SG&A expenses, restructuring costs, pharmacy transaction-related costs, data breach-related costs, and impairments equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	October 29, 2016	January 30, 2016	October 31, 2015
Segment assets	$38,524	$39,845	$40,903
Assets of discontinued operations	79	397	493
Unallocated assets (a)	—	20	55
Total assets	$38,603	$40,262	$41,451
(a)  Represents the insurance receivable related to the 2013 data breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2016 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.06.

•	Adjusted earnings per share from continuing operations were $1.04.

•	Third quarter comparable sales decreased (0.2) percent, driven by a (1.2) percent decline in traffic and 1.0 percent increase in average transaction amount.

•	We returned $1.2 billion to shareholders in the third quarter through dividends and share repurchase.

Sales were $16,441 million for the three months ended October 29, 2016, a decrease of $1,172 million or 6.7 percent from the same period in the prior year. The decrease is primarily due to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction), which generated $1,112 million of sales during the three months ended October 31, 2015. Operating cash flow provided by continuing operations was $2,770 million and $3,035 million for the nine months ended October 29, 2016 and October 31, 2015, respectively. The operating cash flow decrease is due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the Pharmacy Transaction.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	October 29, 2016	October 31, 2015	Change	October 29, 2016	October 31, 2015	Change
GAAP diluted earnings per share	$1.06	$0.76	39.7%	$3.14	$2.98	5.5%
Adjustments	(0.01)	0.10		0.42	0.21
Adjusted diluted earnings per share	$1.04	$0.86	22.1%	$3.56	$3.18	11.9%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items not related to our routine retail operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended October 29, 2016, ROIC was 16.3 percent, compared with 13.0 percent for the trailing twelve months ended October 31, 2015. Excluding the net gain on the Pharmacy Transaction, ROIC was 14.3 percent for the trailing twelve months ended October 29, 2016. A reconciliation of ROIC is provided on page 19.

Analysis of Results of Operations

Segment Results

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 29, 2016	October 31, 2015 (a)	Percent Change	October 29, 2016	October 31, 2015 (a)	Percent Change
Sales	$16,441	$17,613	(6.7)%	$48,805	$52,159	(6.4)%
Cost of sales	11,471	12,440	(7.8)	33,757	36,402	(7.3)
Gross margin	4,970	5,173	(3.9)	15,048	15,757	(4.5)
SG&A expenses (b)	3,343	3,650	(8.4)	9,741	10,533	(7.5)
EBITDA	1,627	1,523	6.8	5,307	5,224	1.6
Depreciation and amortization	570	561	1.6	1,686	1,651	2.1
EBIT	$1,057	$962	9.9%	$3,621	$3,573	1.3%
Note: We operate as a single segment which includes all of our continuing operations, excluding net interest expense and certain other discretely managed items. Our segment operations are designed to enable guests to purchase products seamlessly in stores, online, or through mobile devices. See Note 15 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) Sales include $1,112 million and $3,240 million related to our former pharmacy and clinic businesses for the three and nine months ended October 31, 2015, respectively, and cost of sales include $885 million and $2,572 million, respectively. The December 2015 sale of these businesses to CVS had no notable impact on EBITDA or EBIT.
(b) SG&A includes $168 million and $489 million of net profit-sharing income under our credit card program agreement for the three and nine months ended October 29, 2016, respectively, and $166 million and $477 million for the three and nine months ended October 31, 2015, respectively.

Rate Analysis	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gross margin rate	30.2%	29.4%	30.8%	30.2%
SG&A expense rate	20.3	20.7	20.0	20.2
EBITDA margin rate (a)	9.9	8.6	10.9	10.0
Depreciation and amortization expense rate	3.5	3.2	3.5	3.2
EBIT margin rate (a)	6.4	5.5	7.4	6.8
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
(a) Excluding sales of our former pharmacy and clinic businesses, EBITDA margin rates were 9.2 percent and 10.7 percent for the three and nine months ended October 31, 2015, respectively, and EBIT margin rates were 5.8 percent and 7.3 percent, respectively.

Sales

Sales include merchandise sales, net of expected returns, from our stores and digital channels, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers or our stores.

Sales by Channel	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015 (a)	October 29, 2016	October 31, 2015 (a)
Stores	96.5%	97.3%	96.5%	97.2%
Digital	3.5	2.7	3.5	2.8
Total	100%	100%	100%	100%
 (a) Excluding sales of our former pharmacy and clinic businesses, stores and digital channels sales were 97.1 percent and 2.9 percent of total sales, respectively, for both the three and nine months ended October 31, 2015.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Household essentials (a)	23%	28%	23%	28%
Food and pet supplies	23	22	23	21
Apparel and accessories	21	19	21	20
Home furnishings and décor	19	18	19	17
Hardlines	14	13	14	14
Total	100%	100%	100%	100%
 (a) Pharmacy represented six percent of total sales for the three and nine months ended October 31, 2015.

Comparable sales is a measure that highlights the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions that we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. We removed pharmacy and clinic sales from the 2015 sales amounts when calculating 2016 comparable sales. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Comparable sales change	(0.2)%	1.9%	—%	2.2%
Drivers of change in comparable sales
Number of transactions	(1.2)	1.4	(1.0)	1.3
Average transaction amount	1.0	0.4	1.0	0.9
Selling price per unit	3.5	2.5	3.0	3.8
Units per transaction	(2.5)	(2.1)	(2.0)	(2.8)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stores channel comparable sales change	(1.0)%	1.4%	(0.7)%	1.6%
Digital channel contribution to comparable sales change	0.7	0.4	0.6	0.6
Total comparable sales change	(0.2)%	1.9%	—%	2.2%
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

REDcard Penetration	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Target Debit Card	12.9%	12.1%	12.9%	12.0%
Target Credit Cards	11.4	10.2	11.0	9.9
Total REDcard Penetration	24.3%	22.3%	23.9%	22.0%
Note: Excluding sales of our former pharmacy and clinic businesses, total REDcard penetration was 23.5 percent and 23.1 percent for the three and nine months ended October 31, 2015, respectively. Amounts may not foot due to rounding.

Gross Margin Rate

For the three and nine months ended October 29, 2016, our gross margin rate was 30.2 percent and 30.8 percent, respectively, compared with 29.4 percent and 30.2 percent in the comparable period last year. The increase was primarily due to the Pharmacy Transaction and faster sales growth in higher margin categories, such as Apparel and Accessories and Home Furnishings and Décor, than the chain average (mix), partially offset by increased shipping costs. Cost of goods savings helped offset the impact of a competitive promotional environment.

Selling, General, and Administrative Expense Rate

For the three and nine months ended October 29, 2016, our SG&A expense rate was 20.3 percent and 20.0 percent, respectively, compared to 20.7 percent and 20.2 percent in the comparable periods last year. For the three and nine months ended October 29, 2016, the decrease was primarily due to the benefit of the Pharmacy Transaction and technology-related cost savings, partially offset by other items.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Beginning store count	1,797	1,799	1,792	1,790
Opened	5	6	11	15
Closed	(2)	—	(3)	—
Ending store count	1,800	1,805	1,800	1,805

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	October 29, 2016	January 30, 2016	October 31, 2015	October 29, 2016	January 30, 2016	October 31, 2015
170,000 or more sq. ft.	278	278	280	49,685	49,688	50,036
50,000 to 169,999 sq. ft.	1,503	1,505	1,516	189,496	189,677	190,873
49,999 or less sq. ft.	19	9	9	464	174	174
Total	1,800	1,792	1,805	239,645	239,539	241,083
(a)  In thousands; reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Consolidated Selling, General, and Administrative Expenses

We recorded $(4) million of selling, general, and administrative expenses outside of the segment during the three months ended October 29, 2016, and $86 million and $212 million for the three and nine months ended October 31, 2015, respectively, because they are discretely managed. Additional information about these items is provided within the Reconciliation of Non-GAAP Financial Measures to GAAP Measures on page 18 and Note 15 to the Consolidated Financial Statements included in Item 1 (the Financial Statements).

Net Interest Expense

Net interest expense from continuing operations was $142 million and $864 million for the three and nine months ended October 29, 2016, respectively, compared to $151 million and $455 million for the three and nine months ended October 31, 2015. Net interest expense for the nine months ended October 29, 2016 included a loss on early retirement of debt of $422 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended October 29, 2016 was 33.8 percent and 33.0 percent, respectively, compared with 34.3 percent and 34.6 percent for the three and nine months ended October 31, 2015, respectively. For the three months ended October 29, 2016, the decrease was primarily due to a variety of factors, none of which was individually significant. For the nine months ended October 29, 2016, the decrease was primarily due to the recognition of $18 million of excess tax benefits related to share-based payments after the adoption of ASU 2016-09. Refer to Note 12 of the Financial Statements for more information regarding ASU 2016-09.

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

Adjusted EPS	Three Months Ended
	October 29, 2016			October 31, 2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.06			$0.76
Adjustments
Restructuring costs (a)	$—	$—	$—	$21	$13	$0.02
Impairments (b)	—	—	—	39	29	0.05
Other (c)	(4)	(3)	—	26	20	0.03
Resolution of income tax matters	—	(5)	(0.01)	—	—	—
Adjusted diluted earnings per share from continuing operations			$1.04			$0.86

	Nine Months Ended
	October 29, 2016			October 31, 2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.14			$2.98
Adjustments
Loss on early retirement of debt	$422	$257	$0.44	$—	$—	$—
Restructuring costs (a)	—	—	—	135	85	0.13
Impairments (b)	—	—	—	39	29	0.05
Other (c)	—	—	—	38	27	0.04
Resolution of income tax matters	—	(8)	(0.01)	—	(8)	(0.01)
Adjusted diluted earnings per share from continuing operations			$3.56			$3.18
Note: Amounts may not foot due to rounding.
(a) Refer to Note 4 of the Financial Statements.
(b) Refer to Note 7 and Note 8 of the Financial Statements.
(c) For the three and nine months ended October 29, 2016, represents items related to the Pharmacy Transaction. For the three and nine months ended October 31, 2015, represents costs related to the 2013 data breach.

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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	October 29, 2016	October 31, 2015
Earnings from continuing operations before interest expense and income taxes	$5,790	$4,946
+ Operating lease interest (a)(b)	72	90
Adjusted earnings from continuing operations before interest expense and income taxes	5,862	5,036
- Income tax effect (c)	1,849	1,717
Net operating profit after taxes	$4,013	$3,319

Denominator (dollars in millions)	October 29, 2016	October 31, 2015	November 1, 2014
Current portion of long-term debt and other borrowings	$729	$825	$483
+ Noncurrent portion of long-term debt	12,097	11,887	12,551
+ Shareholders' equity	11,069	13,256	16,373
+ Capitalized operating lease obligations (b)(d)	1,192	1,503	1,639
- Cash and cash equivalents	1,231	1,977	718
- Net assets of discontinued operations	60	197	4,550
Invested capital	$23,796	$25,298	$25,778
Average invested capital (e)	$24,547	$25,538

After-tax return on invested capital (f)	16.3%	13.0%
(a) Represents the add-back to operating income to reflect the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as capital leases, using eight times our trailing twelve months rent expense and an estimated interest rate of six percent.
(b) See the following Reconciliation of Capitalized Operating Leases table for the adjustments to our GAAP total rent expense to obtain the hypothetical capitalization of operating leases and related operating lease interest.
(c) Calculated using the effective tax rate for continuing operations, which was 31.5% and 34.1% for the trailing twelve months ended October 29, 2016 and October 31, 2015. For the trailing twelve months ended October 29, 2016 and October 31, 2015, includes tax effect of $1,826 million and $1,686 million, respectively, related to EBIT and $23 million and $31 million, respectively, related to operating lease interest.
(d) Calculated as eight times our trailing twelve months rent expense.
(e) Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(f) Excluding the net gain on the Pharmacy Transaction, ROIC was 14.3 percent for the trailing twelve months ended October 29, 2016.

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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	October 29, 2016	October 31, 2015	November 1, 2014
Total rent expense	$149	$188	$205
Capitalized operating lease obligations (total rent expense x 8)	1,192	1,503	1,639
Operating lease interest (capitalized operating lease obligations x 6%)	72	90	98

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,231 million at October 29, 2016, compared with $1,977 million for the same period in 2015. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Capital Allocation

We follow a disciplined and balanced approach to capital allocation, based on the following priorities, ranked in order of importance: first, we invest fully in profitable opportunities to grow our business and create sustainable long-term value; second, we maintain our quarterly dividend and seek to grow it annually; and finally, if we have excess cash after addressing the first two priorities, we repurchase shares when we have capacity within the limits of targeted investment-grade credit ratings.

Cash Flows

Operating cash flow provided by continuing operations was $2,770 million for the nine months ended October 29, 2016, compared with $3,035 million for the same period in 2015. The decrease is primarily due to the payment of approximately $500 million of taxes during the first quarter of 2016 related to the Pharmacy Transaction. In April 2016, we issued $1.0 billion of unsecured debt that matures in 2026 and $1.0 billion of unsecured debt that matures in 2046. Combined with our prior year-end cash position, these proceeds allowed us to repurchase $1,389 million of debt at a market value of $1,800 million, fund current debt maturities, pay approximately $500 million in taxes related to the Pharmacy Transaction, invest in the business, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

In September 2016, our Board of Directors authorized a new $5 billion share repurchase program. We will begin repurchasing shares under this new authorization upon completion of the current $10 billion program, which is expected by the end of 2016. Under our current $10 billion share repurchase program, we have repurchased 133.1 million shares of common stock through October 29, 2016, at an average price of $70.52, for a total investment of $9.4 billion, excluding the initial delivery of 3.4 million shares and $350 million prepayment under the accelerated share repurchase agreement (ASR) described in Note 11 of the Financial Statements.

During the three and nine months ended October 29, 2016, we repurchased 8.1 million and 38.5 million shares of our common stock, respectively, for a total investment of $564 million ($69.73 per share) and $2,807 million ($72.87 per share), respectively, not including the initial share delivery and $350 million prepayment under the ASR. During the three and nine months ended October 31, 2015, we repurchased 12.1 million and 27.3 million shares of our common stock, respectively, for a total investment of $942 million ($77.87 per share) and $2,182 million ($79.84 per share), respectively.

Dividends

We paid dividends totaling $345 million ($0.60 per share) and $1,011 million ($1.72 per share) for the three and nine months ended October 29, 2016, respectively, and $352 million ($0.56 per share) and $1,017 million ($1.60 per share) for the three and nine months ended October 31, 2015, a per share increase of 7.1 and 7.5 percent, respectively. We declared dividends totaling $342 million ($0.60 per share) in third quarter 2016, a per share increase of 7.1 percent over the $348 million ($0.56 per share) of declared dividends during the third quarter of 2015. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 29, 2016 our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks in October 2016, that expires in October 2021. This new unsecured revolving credit facility replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2016 or 2015.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at October 29, 2016, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings and payments discussed in Note 6 of the Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2016 as reported in our 2015 Form 10-K.

New Accounting Pronouncements

Refer to Note 2 and Note 10 of the Financial Statements for a description of new accounting pronouncements related to revenues and leases, respectively. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: Our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the expected benefits of restructuring initiatives, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact and our plans for adoption of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the effects of our use of derivative financial instruments and hedging activities, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims and litigation.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2012, our Board of Directors authorized the repurchase of $5 billion of our common stock and on June 9, 2015 expanded the program by an additional $5 billion for a total authorization of $10 billion. On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We will begin repurchasing shares under this new authorization upon completion of the current $10 billion program. There is no stated expiration for the share repurchase programs. Under the current program, we have repurchased 133.1 million shares of common stock through October 29, 2016, at an average price of $70.52, for a total investment of $9.4 billion, excluding the September 2016 ASR because the transaction was not fully settled as of October 29, 2016. The table below presents information with respect to Target common stock purchases made during the three months ended October 29, 2016, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
July 31, 2016 through August 27, 2016
Open market and privately negotiated purchases	1,722,716	$70.46	1,722,716	$1,057,191,247
August 28, 2016 through October 1, 2016
Open market and privately negotiated purchases	4,817,969	70.01	4,817,969	5,719,900,702
September 2016 ASR (a)	3,350,000	TBD	3,350,000	5,369,900,702
October 2, 2016 through October 29, 2016
Open market and privately negotiated purchases	1,549,856	68.06	1,549,856	5,264,416,260
Total	11,440,541	TBD	11,440,541	$5,264,416,260
(a) In November 2016, the contract was settled and we received an additional 1.3 million shares, which were retired, and $36 million for the remaining amount not settled in shares. The $36 million, in addition to the amount reflected in the table, is available under the program. We repurchased a total of 4.6 million shares under the ASR for total cash investment of $314 million, or an average per share price of $67.67. Refer to Note 11 of the Financial Statements for further details about our ASR contract.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(10)G	Target Corporation Officer EDCP (2017 Plan Statement) (as amended and restated effective January 1, 2017)

(10)O	Five-Year Credit Agreement dated as of October 5, 2016 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: November 23, 2016	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(10)G	Target Corporation Officer EDCP (2017 Plan Statement) (as amended and restated effective January 1, 2017)	Filed Electronically

(10)O	Five-Year Credit Agreement dated as of October 5, 2016 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically