Form 10-Q
period 2017-04-29
TARGET CORP
filed 2017-05-22
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 16, 2017 were 551,708,283.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	April 29, 2017	April 30, 2016
Sales	$16,017	$16,196
Cost of sales	11,134	11,185
Gross margin	4,883	5,011
Selling, general and administrative expenses	3,132	3,153
Depreciation and amortization	573	546
Earnings from continuing operations before interest expense and income taxes	1,178	1,312
Net interest expense	144	415
Earnings from continuing operations before income taxes	1,034	897
Provision for income taxes	357	283
Net earnings from continuing operations	677	614
Discontinued operations, net of tax	4	18
Net earnings	$681	$632
Basic earnings per share
Continuing operations	$1.23	$1.03
Discontinued operations	0.01	0.03
Net earnings per share	$1.23	$1.06
Diluted earnings per share
Continuing operations	$1.22	$1.02
Discontinued operations	0.01	0.03
Net earnings per share	$1.23	$1.05
Weighted average common shares outstanding
Basic	552.4	598.3
Dilutive impact of share-based awards	2.8	5.5
Diluted	555.2	603.8
Antidilutive shares	3.0	—
Dividends declared per share	$0.60	$0.56
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	April 29, 2017	April 30, 2016
Net earnings	$681	$632
Other comprehensive income
Pension and other benefit liabilities, net of taxes of $5 and $5	7	7
Currency translation adjustment and cash flow hedges, net of taxes of $1 and $1	5	5
Other comprehensive income	12	12
Comprehensive income	$693	$644

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions) (unaudited)	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Cash and cash equivalents, including short term investments of $1,135, $1,110 and $2,931	$2,680	$2,512	$4,036
Inventory	7,986	8,309	8,459
Assets of discontinued operations	26	69	354
Other current assets	1,047	1,100	1,099
Total current assets	11,739	11,990	13,948
Property and equipment
Land	6,105	6,106	6,120
Buildings and improvements	27,740	27,611	27,198
Fixtures and equipment	5,177	5,503	5,112
Computer hardware and software	2,546	2,651	2,437
Construction-in-progress	379	200	242
Accumulated depreciation	(17,265)	(17,413)	(16,060)
Property and equipment, net	24,682	24,658	25,049
Noncurrent assets of discontinued operations	10	12	81
Other noncurrent assets	787	771	830
Total assets	$37,218	$37,431	$39,908
Liabilities and shareholders’ investment
Accounts payable	$6,537	$7,252	$6,391
Accrued and other current liabilities	4,137	3,737	3,833
Current portion of long-term debt and other borrowings	1,717	1,718	1,627
Liabilities of discontinued operations	1	1	168
Total current liabilities	12,392	12,708	12,019
Long-term debt and other borrowings	11,086	11,031	12,596
Deferred income taxes	869	861	841
Noncurrent liabilities of discontinued operations	18	18	18
Other noncurrent liabilities	1,832	1,860	1,889
Total noncurrent liabilities	13,805	13,770	15,344
Shareholders’ investment
Common stock	46	46	49
Additional paid-in capital	5,674	5,661	5,520
Retained earnings	5,927	5,884	7,593
Accumulated other comprehensive loss	(626)	(638)	(617)
Total shareholders’ investment	11,021	10,953	12,545
Total liabilities and shareholders’ investment	$37,218	$37,431	$39,908
Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 551,657,501, 556,156,228 and 593,583,619 shares issued and outstanding at April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at April 29, 2017, January 28, 2017 or April 30, 2016.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	April 29, 2017	April 30, 2016
Operating activities
Net earnings	$681	$632
Earnings from discontinued operations, net of tax	4	18
Net earnings from continuing operations	677	614
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	573	546
Share-based compensation expense	16	35
Deferred income taxes	3	12
Loss on debt extinguishment	—	261
Noncash (gains) / losses and other, net	(28)	(29)
Changes in operating accounts
Inventory	323	142
Other assets	22	99
Accounts payable	(715)	(1,024)
Accrued and other liabilities	384	(403)
Cash provided by operating activities—continuing operations	1,255	253
Cash provided by / (required for) operating activities—discontinued operations	48	(6)
Cash provided by operations	1,303	247
Investing activities
Expenditures for property and equipment	(486)	(285)
Proceeds from disposal of property and equipment	13	3
Other investments	(9)	3
Cash required for investing activities	(482)	(279)
Financing activities
Additions to long-term debt	—	1,979
Reductions of long-term debt	(8)	(863)
Dividends paid	(332)	(336)
Repurchase of stock	(317)	(898)
Stock option exercises	4	140
Cash (required for) / provided by financing activities	(653)	22
Net increase / (decrease) in cash and cash equivalents	168	(10)
Cash and cash equivalents at beginning of period	2,512	4,046
Cash and cash equivalents at end of period	$2,680	$4,036

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
Net earnings	—	—	—	2,737	—	2,737
Other comprehensive loss	—	—	—	—	(9)	(9)
Dividends declared	—	—	—	(1,359)	—	(1,359)
Repurchase of stock	(50.9)	(4)	—	(3,682)	—	(3,686)
Stock options and awards	4.9	—	313	—	—	313
January 28, 2017	556.2	$46	$5,661	$5,884	$(638)	$10,953
Net earnings	—	—	—	681	—	681
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(4.9)	—	—	(305)	—	(305)
Stock options and awards	0.4	—	13	—	—	13
April 29, 2017	551.7	$46	$5,674	$5,927	$(626)	$11,021

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2016 Form 10-K. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings, and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Revenues

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt the standard in the first quarter of fiscal 2018 using the full retrospective approach. We do not expect the standard to materially affect our consolidated net earnings, financial position, or cash flows.

We are evaluating the impact the standard has on our determination of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory is virtually simultaneous. We currently record revenue and related costs gross, with approximately 3 percent of consolidated sales made under such arrangements. Due to the varying terms of these arrangements, the presentation required under the standard will depend on contract-specific terms and, in some instances, may result in net presentation of these amounts. Any change to net presentation would not impact gross margin or earnings. We are also evaluating the presentation of certain ancillary income streams, including credit card profit sharing income.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to to determine fair value.

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Cash and cash equivalents
Short-term investments	Level 1	$1,135	$1,110	$2,931
Other current assets
Prepaid forward contracts	Level 1	37	26	35
Beneficial interest asset	Level 3	9	12	16
Interest rate swaps(a)	Level 2	—	1	5
Other noncurrent assets
Interest rate swaps(a)	Level 2	4	4	26
Beneficial interest asset	Level 3	—	—	9
Liabilities
Other current liabilities
Interest rate swaps(a)	Level 2	—	—	3
(a)  See Note 5 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	April 29, 2017		January 28, 2017		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,717	$12,610	$11,715	$12,545	$13,280	$14,974
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

4. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. No balances were outstanding at any time during the three months ended April 29, 2017 and April 30, 2016.

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the three months ended April 30, 2016, we used cash on hand and proceeds from these issuances to repurchase $565 million of debt before its maturity at a market value of $820 million. We recognized a loss on early retirement of approximately $261 million, which was recorded in net interest expense in our Consolidated Statements of Operations.

In May 2016, we used cash on hand and proceeds from the April issuances to repurchase an additional $824 million of debt before its maturity at a market value of $981 million. We recognized an additional loss on early retirement of approximately $160 million in the second quarter of 2016. The $824 million of debt repurchased during the second quarter of 2016 was classified as current in our Consolidated Statements of Financial Position at April 30, 2016.

In May 2017, we used cash on hand to repay $598 million of debt at its maturity.

5. Derivative Financial Instruments

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

As of April 29, 2017 and April 30, 2016, interest rate swaps with notional amounts totaling $1,000 million and $1,250 million, respectively, were designated fair value hedges. No ineffectiveness was recognized during the three months ended April 29, 2017 or April 30, 2016.

As of April 29, 2017, one interest rate swap with a notional amount of $250 million was not designated a fair value hedge because it was de-designated concurrent with the repurchase of debt during the first half of 2016. As of April 30, 2016, two interest rate swaps, each with a notional amount of $500 million, were not designated fair value hedges. These two interest rate swaps had largely offsetting terms and matured during the second quarter of 2016.

During the three months ended April 29, 2017 and April 30, 2016, we recorded income of $4 million and $8 million, respectively, within net interest expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

6. Leases

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

We plan to adopt the standard in the first quarter of 2018. We expect to elect the package of practical expedients, including the use of hindsight to determine the lease term. While lease classification will remain unchanged, hindsight may result in different accounting lease terms for certain leases and affect the timing of related depreciation, interest, and rent expense. We do not expect to apply the recognition requirements to short-term leases and will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

While we are continuing to assess the standard, we anticipate this standard will have a material impact on our Consolidated Statements of Financial Position, but will not materially affect our consolidated net earnings. We believe the addition of retail-store and office-space operating leases to our balance sheet will represent the most significant change. We also expect a reduction to the amount of finance lease assets and liabilities on our Consolidated Statements of Financial Position, primarily due to our use of hindsight to reduce certain lease terms.

We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

7. Share Repurchase

	Three Months Ended
(millions, except per share data)	April 29, 2017	April 30, 2016
Total number of shares purchased	4.9	11.4
Average price paid per share	$61.68	$78.37
Total investment	$305	$893

8. Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended
(millions)	April 29, 2017	April 30, 2016
Service cost	$21	$21
Interest cost	34	34
Expected return on assets	(61)	(64)
Amortization of losses	15	12
Amortization of prior service cost	(3)	(3)
Settlement charges	—	—
Total	$6	$—

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), which requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the Consolidated Statement of Operations. We plan to adopt the standard in the first quarter of fiscal 2018. We are evaluating the presentation of the other components of net benefit cost.

9. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 28, 2017	$(16)		$(21)	$(601)		$(638)
Other comprehensive income before reclassifications	—		4	—		4
Amounts reclassified from AOCI	1	(a)	—	7	(b)	8
April 29, 2017	$(15)		$(17)	$(594)		$(626)
(a)  Represents gains and losses on cash flow hedges, net of $1 million of taxes.
(b)  Represents amortization of pension and other benefit liabilities, net of $5 million of taxes.

10. Segment Reporting

Our segment measure of profit (segment earnings before interest expense and income taxes) is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels.

Business Segment Results	Three Months Ended
(millions)	April 29, 2017	April 30, 2016
Sales	$16,017	$16,196
Cost of sales	11,134	11,185
Gross margin	4,883	5,011
Selling, general, and administrative expenses (b)	3,132	3,142
Depreciation and amortization	573	546
Segment earnings before interest expense and income taxes	1,178	1,323
Pharmacy Transaction-related costs (a)(b)	—	(11)
Earnings from continuing operations before interest expense and income taxes	1,178	1,312
Net interest expense	144	415
Earnings from continuing operations before income taxes	$1,034	$897
Note: Amounts may not foot due to rounding.
(a) For the three months ended April 30, 2016, represents items related to the December 2015 sale of our former pharmacy and clinic businesses to CVS (Pharmacy Transaction).
(b) The sum of segment SG&A expenses and Pharmacy Transaction-related costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	April 29, 2017	January 28, 2017	April 30, 2016
Segment assets	$37,182	$37,350	$39,457
Assets of discontinued operations	36	81	435
Unallocated assets (a)	—	—	16
Total assets	$37,218	$37,431	$39,908
(a)  Represents the insurance receivable related to the 2013 data breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2017 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.22.

•	Adjusted earnings per share from continuing operations were $1.21.

•	Comparable sales decreased (1.3) percent, driven by small declines in both traffic and average transaction amount.

•	Comparable digital channel sales increased 22 percent.

•	We returned $637 million to shareholders in the first quarter through dividends and share repurchase.

Sales were $16,017 million for the three months ended April 29, 2017, a decrease of $179 million or 1.1 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $1,255 million and $253 million for the three months ended April 29, 2017 and April 30, 2016, respectively. The operating cash flow increase is due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction), a smaller decrease in accounts payable in the first quarter of 2017 compared to the first quarter of 2016 related to timing, and a larger first quarter 2017 inventory reduction.

Earnings Per Share from Continuing Operations	Three Months Ended
	April 29, 2017	April 30, 2016	Change
GAAP diluted earnings per share	$1.22	$1.02	20.0%
Adjustments	(0.01)	0.27
Adjusted diluted earnings per share	$1.21	$1.29	(6.1)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items not related to our routine retail operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 14.

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended April 29, 2017, ROIC was 14.2 percent, compared with 16.0 percent for the trailing twelve months ended April 30, 2016. Excluding the net gain on the Pharmacy Transaction, ROIC was 14.0 percent for the trailing twelve months ended April 30, 2016. A reconciliation of ROIC is provided on page 15.

Analysis of Results of Operations

Segment Results

	Three Months Ended
(dollars in millions)	April 29, 2017	April 30, 2016	Percent Change
Sales	$16,017	$16,196	(1.1)%
Cost of sales	11,134	11,185	(0.5)
Gross margin	4,883	5,011	(2.5)
SG&A expenses (a)	3,132	3,142	(0.3)
EBITDA	1,751	1,869	(6.3)
Depreciation and amortization	573	546	5.0
EBIT	$1,178	$1,323	(11.0)%
Note: See Note 10 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) For the three months ended April 29, 2017 and April 30, 2016, SG&A includes $171 million and $158 million, respectively, of net profit-sharing income under our credit card program agreement.

Rate Analysis	Three Months Ended
	April 29, 2017	April 30, 2016
Gross margin rate	30.5%	30.9%
SG&A expense rate	19.6	19.4
EBITDA margin rate	10.9	11.5
Depreciation and amortization expense rate	3.6	3.4
EBIT margin rate	7.4	8.2
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers, our vendors, or our stores.

Sales by Channel	Three Months Ended
	April 29, 2017	April 30, 2016
Stores	95.7%	96.5%
Digital	4.3	3.5
Total	100%	100%

Sales by Product Category	Three Months Ended
	April 29, 2017	April 30, 2016
Food, beverage, and pet supplies	24%	24%
Household essentials	23	23
Apparel and accessories	21	21
Home furnishings and décor	17	17
Hardlines	15	15
Total	100%	100%

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

Comparable Sales	Three Months Ended
	April 29, 2017	April 30, 2016
Comparable sales change	(1.3)%	1.2%
Drivers of change in comparable sales
Number of transactions	(0.8)	0.3
Average transaction amount	(0.6)	0.9
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended
	April 29, 2017	April 30, 2016
Stores channel comparable sales change	(2.2)%	0.6%
Digital channel contribution to comparable sales change	0.8	0.6
Total comparable sales change	(1.3)%	1.2%
Note: Amounts may not foot due to rounding.

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended
	April 29, 2017	April 30, 2016
Target Debit Card	13.5%	13.0%
Target Credit Cards	11.0	10.4
Total REDcard Penetration	24.5%	23.4%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three months ended April 29, 2017, our gross margin rate was 30.5 percent compared with 30.9 percent in the comparable period last year. Virtually all of the decrease was due to increased shipping and digital fulfillment costs.

Selling, General, and Administrative Expense Rate

For the three months ended April 29, 2017, our SG&A expense rate was 19.6 percent compared to 19.4 percent in the comparable period last year. The increase was primarily due to higher incentive compensation and timing of marketing campaigns, partially offset by cost savings driven by efficiency in our technology operations.

Store Data

Change in Number of Stores	Three Months Ended
	April 29, 2017	April 30, 2016
Beginning store count	1,802	1,792
Opened	5	1
Closed	—	—
Ending store count	1,807	1,793

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	April 29, 2017	January 28, 2017	April 30, 2016	April 29, 2017	January 28, 2017	April 30, 2016
170,000 or more sq. ft.	276	276	278	49,328	49,328	49,688
50,000 to 169,999 sq. ft.	1,505	1,504	1,505	189,746	189,620	189,677
49,999 or less sq. ft.	26	22	10	709	554	211
Total	1,807	1,802	1,793	239,783	239,502	239,576
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Other Selling, General, and Administrative Expenses

We recorded $11 million of selling, general, and administrative expenses outside of the segment during the three months ended April 30, 2016 because they were discretely managed. Additional information about these expenses is provided within Note 10 to the Consolidated Financial Statements included in Item 1 (the Financial Statements).

Net Interest Expense

Net interest expense from continuing operations was $144 million for the three months ended April 29, 2017, compared to $415 million for the three months ended April 30, 2016. Net interest expense for the three months ended April 30, 2016 included a loss on early retirement of debt of $261 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended April 29, 2017 was 34.5 percent compared with 31.6 percent for the three months ended April 30, 2016. The increase was primarily due to the recognition of $17 million of excess tax benefits related to share-based payments for the three months ended April 30, 2016, and the net tax effect of our global sourcing operations.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate Adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

	Three Months Ended
	April 29, 2017			April 30, 2016
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.22			$1.02
Adjustments
Loss on early retirement of debt	$—	$—	$—	$261	$159	$0.26
Pharmacy Transaction-related costs	—	—	—	11	7	0.01
Resolution of income tax matters	—	(7)	(0.01)	—	(2)	—
Adjusted diluted earnings per share from continuing operations			$1.21			$1.29
Note: Amounts may not foot due to rounding.

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

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	April 29, 2017	April 30, 2016
Earnings from continuing operations before interest expense and income taxes	$4,835	$5,688
+ Operating lease interest (a)(b)	72	82
Adjusted earnings from continuing operations before interest expense and income taxes	4,907	5,770
- Income taxes (c)	1,638	1,840
Net operating profit after taxes	$3,269	$3,930

Denominator (dollars in millions)	April 29, 2017	April 30, 2016	May 2, 2015
Current portion of long-term debt and other borrowings	$1,717	$1,627	$112
+ Noncurrent portion of long-term debt	11,086	12,596	12,585
+ Shareholders' equity	11,021	12,545	14,174
+ Capitalized operating lease obligations (b)(d)	1,210	1,367	1,495
- Cash and cash equivalents	2,680	4,036	2,768
- Net assets of discontinued operations	17	249	335
Invested capital	$22,337	$23,850	$25,263
Average invested capital (e)	$23,093	$24,556

After-tax return on invested capital (f)	14.2%	16.0%
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
(c) Calculated using the effective tax rate for continuing operations, which was 33.4 percent and 31.9 percent for the trailing twelve months ended April 29, 2017 and April 30, 2016, respectively. For the trailing twelve months ended April 29, 2017 and April 30, 2016, includes tax effect of $1,614 million and $1,814 million, respectively, related to EBIT and $24 million and $26 million, respectively, related to operating lease interest.
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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	April 29, 2017	April 30, 2016	May 2, 2015
Total rent expense	$151	$171	$187
Capitalized operating lease obligations (total rent expense x 8)	1,210	1,367	1,495
Operating lease interest (capitalized operating lease obligations x 6%)	72	82	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $2,680 million at April 29, 2017, compared with $4,036 million for the same period in 2016, primarily reflecting timing as debt issuance proceeds from the first quarter of 2016 were not fully used for early retirement of long-term debt until the second quarter of 2016. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

Capital Allocation

We follow a disciplined and balanced approach to capital allocation, based on the following priorities, ranked in order of importance: first, we fully invest in opportunities to grow our business profitably, create sustainable long-term value, and maintain our current operations and assets; second, we maintain a competitive quarterly dividend and seek to grow it annually; and finally, we return excess cash to shareholders by repurchasing shares within the limits of our credit rating goals.

Cash Flows

Operating cash flow provided by continuing operations was $1,255 million for the three months ended April 29, 2017, compared with $253 million for the same period in 2016. The increase is primarily due to the payment of approximately $500 million of taxes during the first quarter of 2016 related to the Pharmacy Transaction, a smaller decrease in accounts payable in the first quarter of 2017 compared to the first quarter of 2016 related to timing, and a larger first quarter 2017 inventory reduction. These cash flows, combined with our prior year-end cash position, allowed us to invest in the business, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

During the three months ended April 29, 2017 and April 30, 2016, we returned $305 million and $893 million, respectively, to shareholders through share repurchase. In first quarter 2017, repurchases were primarily made under a pre-existing trading plan implemented in 2016. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 7 to the Financial Statements for more information.

Dividends

We paid dividends totaling $332 million ($0.60 per share) for the three months ended April 29, 2017, and $336 million ($0.56 per share) for the three months ended April 30, 2016, a per share increase of 7.1 percent. We declared dividends totaling $333 million ($0.60 per share) in first quarter 2017, a per share increase of 7.1 percent over the $335 million ($0.56 per share) of declared dividends during the first quarter of 2016. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of April 29, 2017 our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks in October 2016, which expires in October 2021. This unsecured revolving credit facility replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2017 or 2016.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at April 29, 2017, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 28, 2017 as reported in our 2016 Form 10-K.

New Accounting Pronouncements

Refer to Note 2, Note 6, and Note 8 of the Financial Statements for a description of new accounting pronouncements related to revenues, leases, and pension benefits, respectively. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, and the expected outcome of, and adequacy of our reserves for, claims and litigation.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended January 28, 2017, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended January 28, 2017.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported governmental enforcement proceeding relating to environmental matters is being reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because it involves potential monetary sanctions in excess of $100,000:

On February 27, 2015, the California Attorney General sent us a letter alleging, based on a series of compliance checks, that we have not achieved compliance with California’s environmental laws and the provisions of the injunction that was part of a settlement reached in 2011. No formal legal action has been commenced, but in April 2017 the California Attorney General’s Office and certain California District Attorneys’ Offices made an initial settlement demand including monetary and injunctive relief. The relief being sought is not material to our financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 8.7 million shares of common stock through April 29, 2017, at an average price of $65.36, for a total investment of $0.6 billion. The table below presents information with respect to Target common stock purchases made during the three months ended April 29, 2017, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
January 29, 2017 through February 25, 2017
Open market and privately negotiated purchases	3,556,242	$64.02	3,556,242	$4,507,907,625
February 26, 2017 through April 1, 2017
Open market and privately negotiated purchases	1,392,382	55.72	1,392,382	4,430,328,641
April 2, 2017 through April 29, 2017
Open market and privately negotiated purchases	—	—	—	4,430,328,641
Total	4,948,624	$61.68	4,948,624	$4,430,328,641

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(10)JJ	Form of Price-Vested Stock Option Agreement

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: May 22, 2017	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(10)JJ	Form of Price-Vested Stock Option Agreement	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically