Form 10-Q
period 2017-07-29
TARGET CORP
filed 2017-08-21
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 15, 2017 were 546,231,798.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales	$16,429	$16,169	$32,446	$32,364
Cost of sales (a)	11,419	11,172	22,618	22,421
Gross margin	5,010	4,997	9,828	9,943
Selling, general and administrative expenses	3,382	3,249	6,515	6,402
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	514	500	1,022	981
Earnings from continuing operations before interest expense and income taxes	1,114	1,248	2,291	2,560
Net interest expense	135	307	278	722
Earnings from continuing operations before income taxes	979	941	2,013	1,838
Provision for income taxes	308	316	664	599
Net earnings from continuing operations	671	625	1,349	1,239
Discontinued operations, net of tax	1	55	4	73
Net earnings	$672	$680	$1,353	$1,312
Basic earnings per share
Continuing operations	$1.22	$1.07	$2.45	$2.10
Discontinued operations	—	0.09	0.01	0.12
Net earnings per share	$1.22	$1.17	$2.45	$2.22
Diluted earnings per share
Continuing operations	$1.22	$1.07	$2.44	$2.08
Discontinued operations	—	0.09	0.01	0.12
Net earnings per share	$1.22	$1.16	$2.44	$2.20
Weighted average common shares outstanding
Basic	549.3	582.2	550.8	590.3
Dilutive impact of share-based awards	2.6	4.6	2.8	5.0
Diluted	551.9	586.8	553.6	595.3
Antidilutive shares	5.2	0.2	3.6	0.1
Dividends declared per share	$0.62	$0.60	$1.22	$1.16
Note: Per share amounts may not foot due to rounding.
(a) Refer to Note 3 for information about a reclassification of supply chain-related depreciation expense to cost of sales.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$672	$680	$1,353	$1,312
Other comprehensive income
Pension and other benefit liabilities, net of taxes of $5, $3, $10 and $8	7	5	14	12
Currency translation adjustment and cash flow hedges, net of taxes of $1, $0, $1, and $1	3	—	8	5
Other comprehensive income	10	5	22	17
Comprehensive income	$682	$685	$1,375	$1,329

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions) (unaudited)	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Cash and cash equivalents	$2,291	$2,512	$1,480
Inventory	8,257	8,309	8,631
Assets of discontinued operations	19	69	83
Other current assets	1,053	1,100	1,309
Total current assets	11,620	11,990	11,503
Property and equipment
Land	6,089	6,106	6,111
Buildings and improvements	28,041	27,611	27,315
Fixtures and equipment	5,361	5,503	5,282
Computer hardware and software	2,518	2,651	2,504
Construction-in-progress	423	200	232
Accumulated depreciation	(17,571)	(17,413)	(16,510)
Property and equipment, net	24,861	24,658	24,934
Noncurrent assets of discontinued operations	10	12	17
Other noncurrent assets	875	771	834
Total assets	$37,366	$37,431	$37,288
Liabilities and shareholders’ investment
Accounts payable	$7,584	$7,252	$6,811
Accrued and other current liabilities	3,790	3,737	3,544
Current portion of long-term debt and other borrowings	1,354	1,718	647
Liabilities of discontinued operations	1	1	1
Total current liabilities	12,729	12,708	11,003
Long-term debt and other borrowings	10,892	11,031	12,063
Deferred income taxes	784	861	754
Noncurrent liabilities of discontinued operations	18	18	19
Other noncurrent liabilities	1,845	1,860	1,872
Total noncurrent liabilities	13,539	13,770	14,708
Shareholders’ investment
Common stock	46	46	48
Additional paid-in capital	5,707	5,661	5,562
Retained earnings	5,961	5,884	6,579
Accumulated other comprehensive loss	(616)	(638)	(612)
Total shareholders’ investment	11,098	10,953	11,577
Total liabilities and shareholders’ investment	$37,366	$37,431	$37,288
Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 546,183,291, 556,156,228 and 574,801,225 shares issued and outstanding at July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding at July 29, 2017, January 28, 2017 or July 30, 2016.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	July 29, 2017	July 30, 2016
Operating activities
Net earnings	$1,353	$1,312
Earnings from discontinued operations, net of tax	4	73
Net earnings from continuing operations	1,349	1,239
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,151	1,116
Share-based compensation expense	43	67
Deferred income taxes	(87)	(79)
Loss on debt extinguishment	—	422
Noncash losses / (gains) and other, net	81	(26)
Changes in operating accounts
Inventory	52	(29)
Other assets	74	131
Accounts payable	332	(607)
Accrued and other liabilities	(129)	(838)
Cash provided by operating activities—continuing operations	2,866	1,396
Cash provided by operating activities—discontinued operations	57	92
Cash provided by operations	2,923	1,488
Investing activities
Expenditures for property and equipment	(1,203)	(684)
Proceeds from disposal of property and equipment	22	14
Other investments	(80)	1
Cash required for investing activities	(1,261)	(669)
Financing activities
Additions to long-term debt	—	1,979
Reductions of long-term debt	(614)	(2,611)
Dividends paid	(663)	(666)
Repurchase of stock	(615)	(2,238)
Stock option exercises	9	151
Cash required for financing activities	(1,883)	(3,385)
Net decrease in cash and cash equivalents	(221)	(2,566)
Cash and cash equivalents at beginning of period	2,512	4,046
Cash and cash equivalents at end of period	$2,291	$1,480

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
Net earnings	—	—	—	2,737	—	2,737
Other comprehensive loss	—	—	—	—	(9)	(9)
Dividends declared	—	—	—	(1,359)	—	(1,359)
Repurchase of stock	(50.9)	(4)	—	(3,682)	—	(3,686)
Stock options and awards	4.9	—	313	—	—	313
January 28, 2017	556.2	$46	$5,661	$5,884	$(638)	$10,953
Net earnings	—	—	—	1,353	—	1,353
Other comprehensive income	—	—	—	—	22	22
Dividends declared	—	—	—	(675)	—	(675)
Repurchase of stock	(10.6)	—	—	(601)	—	(601)
Stock options and awards	0.6	—	46	—	—	46
July 29, 2017	546.2	$46	$5,707	$5,961	$(616)	$11,098

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These financial statements should be read in conjunction with the financial statement disclosures in our 2016 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature. Certain prior-year amounts have been reclassified to conform to the current year presentation. Note 3 provides more information about a reclassification of supply chain-related depreciation expense to cost of sales. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

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

We are evaluating the impact the standard has on our determination of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory is virtually simultaneous. We currently record virtually all revenue and related costs gross, with approximately 3 percent of consolidated sales made under such arrangements. Due to the varying terms of these arrangements, the presentation required under the standard will depend on contract-specific terms and, in some instances, may result in net presentation of these amounts. Any change to net presentation would not impact gross margin dollars or earnings. We also expect minor changes to the timing of recognition of revenues related to promotional gift cards, and we expect to present certain other income streams, including credit card profit sharing income, in an other revenue line on our Consolidated Statements of Operations upon adoption.

3. Cost of Sales and Selling, General and Administrative Expenses

During the second quarter of 2017, we reclassified supply chain-related depreciation expense to cost of sales whereas it was previously included in depreciation and amortization on our Consolidated Statements of Operations. We reclassified prior year amounts to reflect this change. This reclassification increased cost of sales by $64 million and $129 million for the three and six months ended July 29, 2017, respectively, and $70 million and $135 million for the three and six months ended July 30, 2016, respectively, with equal and offsetting decreases to depreciation and amortization. This reclassification had no impact on sales, EBIT, net earnings or earnings per share.

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
Markdowns
Outbound shipping and handling expenses
    associated with sales to our guests
Payment term cash discounts
Distribution center costs, including compensation
    and benefits costs and depreciation
Import costs

Compensation and benefit costs for stores and
    headquarters
Occupancy and operating costs of retail and
    headquarters facilities
Advertising, offset by vendor income that is a
    reimbursement of specific, incremental and
    identifiable costs
Pre-opening and exit costs of stores and other facilities
U.S. credit cards servicing expenses and profit
    sharing
Costs associated with accepting 3rd party bank issued
    payment cards
Litigation and defense costs and related insurance
    recovery
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Cash and cash equivalents
Short-term investments held by U.S. entities	Level 1	$251	$1,110	$303
Short-term investments held by entities located outside the U.S. (a)	Level 1	1,366	762	497
Other current assets
Prepaid forward contracts	Level 1	37	26	31
Beneficial interest asset	Level 3	6	12	13
Interest rate swaps (b)	Level 2	—	1	—
Other noncurrent assets
Interest rate swaps (b)	Level 2	4	4	28
Beneficial interest asset	Level 3	—	—	6
(a)  Amounts may be subject to tax if repatriated.
(b) See Note 8 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	July 29, 2017		January 28, 2017		July 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,122	$12,143	$11,715	$12,545	$11,712	$13,542
(a) The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b) The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and capital lease obligations.

5. Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions, which typically settle in 5 days or less.

(millions)	July 29, 2017	January 28, 2017	July 30, 2016

Cash held by U.S. entities	$239	$257	$249
Cash held by entities located outside the U.S. (a)	21	17	13
Short-term investments held by U.S. entities	251	1,110	303
Short-term investments held by entities located outside the U.S. (a)	1,366	762	497
Receivables from third-party financial institutions for credit and debit card transactions	414	366	418
Cash and cash equivalents	$2,291	$2,512	$1,480
(a) Amounts may be subject to tax if repatriated.

6. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store or distribution center, make significant software changes or discontinue projects—indicate that the asset’s carrying value may not be recoverable. We recognized impairment losses of $87 million and $88 million during the three and six months ended July 29, 2017, respectively, primarily resulting from planned or completed store closures and supply chain changes. We recognized impairment losses of $27 million and $28 million during the three and six months ended July 30, 2016, respectively, primarily resulting from planned or completed store closures. The impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations and are included in segment results.

7. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. No balances were outstanding at any time during the six months ended July 29, 2017 and July 30, 2016.

In May 2017, we used cash on hand to repay $598 million of debt at its maturity.

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the first and second quarter of 2016, we used cash on hand and proceeds from these issuances to repurchase $565 million and $824 million of debt, respectively, before its maturity at a market value of $820 million and $981 million, respectively. We recognized a loss on early retirement of approximately $261 million and $161 million in first and second quarter of 2016, respectively, which was recorded in net interest expense in our Consolidated Statements of Operations.

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

As of July 29, 2017 and July 30, 2016, interest rate swaps with notional amounts totaling $1,000 million were designated fair value hedges. No ineffectiveness was recognized during the three and six months ended July 29, 2017 or July 30, 2016.

As of July 29, 2017 and July 30, 2016, one interest rate swap with a notional amount of $250 million was not designated a fair value hedge because it was de-designated concurrent with the repurchase of debt during the first half of 2016.

We recorded income of $2 million and $6 million during the three and six months ended July 29, 2017, respectively, and $8 million and $16 million during the three and six months ended July 30, 2016, respectively, within net interest expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

9. Leases

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

We plan to adopt the standard in the first quarter of 2018. We expect to take advantage of the package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we plan to elect the hindsight practical expedient to determine the reasonably certain lease term. While lease classification will remain unchanged, hindsight may result in different accounting lease terms for certain leases and affect the timing of depreciation, interest, and rent expense, and the amount of lease assets and liabilities recognized. We expect to make an accounting policy election that would keep leases with an initial term of 12 months or less off of the balance sheet and would result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

While we are continuing to assess all potential impacts of the standard, we expect to record additional net lease liabilities of $1.2-$1.7 billion, with an offsetting increase to leased assets of $0.9-$1.4 billion. The difference between these amounts will be recorded as an adjustment to retained earnings. We do not believe the standard will materially affect our consolidated net earnings. These estimates — based on our current lease portfolio — may change as we continue to evaluate the new standard and as we implement a new lease accounting information system. The estimates could also change due to changes in the lease portfolio, which could include (a) lease volume, (b) lease commencement dates, and (c) renewal option and lease termination expectations. We will update our estimates each quarter as changes occur.

We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

10. Share Repurchase

	Six Months Ended
(millions, except per share data)	July 29, 2017	July 30, 2016
Total number of shares purchased	10.6	30.4
Average price paid per share	$56.76	$73.70
Total investment	$601	$2,243

11. Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended		Six Months Ended
(millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Service cost	$21	$20	$42	$41
Interest cost	34	35	69	69
Expected return on assets	(61)	(65)	(123)	(129)
Amortization of losses	15	13	30	25
Amortization of prior service cost	(3)	(3)	(5)	(6)
Total	$6	$—	$13	$—

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), which requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the Consolidated Statement of Operations. We plan to adopt the standard in the first quarter of fiscal 2018. We expect to reclassify the other components of net benefit cost to an other income and expense line on our Consolidated Statements of Operations upon adoption.

12. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 28, 2017	$(16)		$(21)	$(601)		$(638)
Other comprehensive income before reclassifications	—		6	—		6
Amounts reclassified from AOCI	2	(a)	—	14	(b)	16
July 29, 2017	$(14)		$(15)	$(587)		$(616)
(a)  Represents gains and losses on cash flow hedges, net of $1 million of taxes.
(b)  Represents amortization of pension and other benefit liabilities, net of $10 million of taxes.

13. Segment Reporting

Our segment measure of profit (segment earnings before interest expense and income taxes) is used by management to evaluate performance and make operating decisions. We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our consolidated revenues are generated in the United States. The vast majority of our long–lived assets are located within the United States.

Business Segment Results	Three Months Ended		Six Months Ended
(millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales	$16,429	$16,169	$32,446	$32,364
Cost of sales (a)	11,419	11,172	22,618	22,421
Gross margin	5,010	4,997	9,828	9,943
Selling, general, and administrative expenses (c)	3,382	3,256	6,515	6,398
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	514	500	1,022	981
Segment earnings before interest expense and income taxes	1,114	1,241	2,291	2,564
Pharmacy Transaction-related costs (b)(c)	—	7	—	(4)
Earnings from continuing operations before interest expense and income taxes	1,114	1,248	2,291	2,560
Net interest expense	135	307	278	722
Earnings from continuing operations before income taxes	$979	$941	$2,013	$1,838
Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 for information about the impact of a reclassification of supply chain-related depreciation expense.
(b) For the three and six months ended July 30, 2016, represents items related to the December 2015 sale of our former pharmacy and clinic businesses to CVS (Pharmacy Transaction).
(c) The sum of segment SG&A expenses and Pharmacy Transaction-related costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	July 29, 2017	January 28, 2017	July 30, 2016
Segment assets	$37,337	$37,350	$37,182
Assets of discontinued operations	29	81	100
Unallocated assets (a)	—	—	6
Total assets	$37,366	$37,431	$37,288
(a)  Represents the insurance receivable related to the 2013 data breach.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2017 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.22.

•	Adjusted earnings per share from continuing operations were $1.23.

•	Comparable sales increased 1.3 percent, driven by a 2.1 percent increase in traffic.

•	Comparable digital channel sales increased 32 percent.

•	We made $717 million of capital investments and returned $627 million to shareholders through dividends and share repurchase.

Sales were $16,429 million for the three months ended July 29, 2017, an increase of $260 million or 1.6 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $2,866 million and $1,396 million for the six months ended July 29, 2017 and July 30, 2016, respectively. The operating cash flow increase is partially due to an increase in accounts payable driven by changes in vendor payment terms during the first half of 2017 and improved inventory turnover, compared to a decrease in accounts payable during the first half of 2016. The operating cash flow increase is also partially due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction).

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
GAAP diluted earnings per share	$1.22	$1.07	14.2%	$2.44	$2.08	17.1%
Adjustments	0.01	0.16		—	0.43
Adjusted diluted earnings per share	$1.23	$1.23	0.1%	$2.43	$2.51	(3.2)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items not related to our routine retail operations. Management believes that Adjusted EPS is meaningful to provide period-to-period comparisons of our operating results. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 16.

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended July 29, 2017, ROIC was 13.8 percent, compared with 15.8 percent for the trailing twelve months ended July 30, 2016. Excluding the net gain on the Pharmacy Transaction, ROIC was 13.7 percent for the trailing twelve months ended July 30, 2016. A reconciliation of ROIC is provided on page 17.

Analysis of Results of Operations

Segment Results

	Three Months Ended			Six Months Ended
(dollars in millions)	July 29, 2017	July 30, 2016	Change	July 29, 2017	July 30, 2016	Change
Sales	$16,429	$16,169	1.6%	$32,446	$32,364	0.3%
Cost of sales (a)	11,419	11,172	2.2	22,618	22,421	0.9
Gross margin	5,010	4,997	0.3	9,828	9,943	(1.2)
SG&A expenses (b)	3,382	3,256	3.9	6,515	6,398	1.8
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	514	500	2.8	1,022	981	4.1
EBIT	$1,114	$1,241	(10.3)%	$2,291	$2,564	(10.6)%
Note: See Note 13 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) Refer to Note 3 of the Financial Statements for information about a reclassification of supply chain-related depreciation expense to cost of sales.

(b) SG&A includes $172 million and $342 million net profit-sharing income under our credit card program agreement for the three and six months ended July 29, 2017, respectively, and $163 million and $321 million for the three and six months ended July 30, 2016, respectively.

Rate Analysis	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gross margin rate (a)	30.5%	30.9%	30.3%	30.7%
SG&A expense rate	20.6	20.1	20.1	19.8
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate (a)	3.1	3.1	3.2	3.0
EBIT margin rate	6.8	7.7	7.1	7.9
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
(a) Reclassifying supply chain-related depreciation expense to cost of sales reduced the gross margin and depreciation and amortization rates by (0.4) percent for all periods presented.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers, our vendors, or our stores.

Sales by Channel	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stores	95.7%	96.7%	95.7%	96.6%
Digital	4.3	3.3	4.3	3.4
Total	100%	100%	100%	100%

Sales by Product Category	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Household essentials (a)	25%	25%	25%	25%
Apparel and accessories	22	22	21	21
Food and beverage (a)	19	20	21	21
Home furnishings and décor	19	19	18	18
Hardlines	15	14	15	15
Total	100%	100%	100%	100%
(a) For all periods presented, pet supplies, which represented approximately 2 percent of total sales, has been reclassified from food and beverage to household essentials.

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

Comparable Sales	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Comparable sales change	1.3%	(1.1)%	—%	—%
Drivers of change in comparable sales
Number of transactions	2.1	(2.2)	0.6	(0.9)
Average transaction amount	(0.7)	1.1	(0.7)	1.0
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stores channel comparable sales change	0.2%	(1.6)%	(1.0)%	(0.5)%
Digital channel contribution to comparable sales change	1.1	0.5	0.9	0.6
Total comparable sales change	1.3%	(1.1)%	—%	—%
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

REDcard Penetration	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Target Debit Card	13.0%	12.7%	13.2%	12.9%
Target Credit Cards	11.6	11.1	11.3	10.7
Total REDcard Penetration	24.6%	23.9%	24.5%	23.6%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three and six months ended July 29, 2017, our gross margin rate was 30.5 percent 30.3 percent, respectively, compared with 30.9 percent and 30.7 percent in the comparable periods last year. The decrease was due to increased digital fulfillment costs and other items, including impacts of our efforts to improve pricing and promotions.

Selling, General, and Administrative Expense Rate

For the three and six months ended July 29, 2017, our SG&A expense rate was 20.6 percent and 20.1 percent, respectively, compared to 20.1 percent and 19.8 percent in the comparable periods last year. The increase was primarily due to higher compensation, primarily due to increased bonus expense, and impairment losses resulting from planned or completed store closures and supply chain changes, partially offset by cost savings driven by efficiency in our technology operations and, for the second quarter, timing of marketing campaigns.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Beginning store count	1,807	1,793	1,802	1,792
Opened	9	5	14	6
Closed	—	(1)	—	(1)
Ending store count	1,816	1,797	1,816	1,797

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	July 29, 2017	January 28, 2017	July 30, 2016	July 29, 2017	January 28, 2017	July 30, 2016
170,000 or more sq. ft.	276	276	278	49,328	49,328	49,688
50,000 to 169,999 sq. ft.	1,506	1,504	1,505	189,796	189,620	189,732
49,999 or less sq. ft.	34	22	14	958	554	300
Total	1,816	1,802	1,797	240,082	239,502	239,720
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $135 million and $278 million for the three and six months ended July 29, 2017, respectively, compared to $307 million and $722 million for the three and six months ended July 30, 2016, respectively. Net interest expense for the three and six months ended July 30, 2016 included a loss on early retirement of debt of $161 million and $422 million, respectively.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended July 29, 2017 was 31.4 percent and 33.0 percent, respectively, compared with 33.6 percent and 32.6 percent for the three and six months ended July 30, 2016, respectively. For the three months ended July 29, 2017, the decrease was due to the net tax effect of our global sourcing operations. For the six months ended July 29, 2017, the increase was due to the recognition of $18 million of excess tax benefits related to share-based payments for the six months ended July 30, 2016, offset by the net tax effect of our global sourcing operations and other items, none of which are individually significant.

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

	Three Months Ended
	July 29, 2017			July 30, 2016
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.22			$1.07
Adjustments
Loss on early retirement of debt	$—	$—	$—	$161	$98	$0.17
Pharmacy Transaction-related costs	—	—	—	(7)	(4)	(0.01)
Income tax matters (a)	—	5	0.01	—	—	—
Adjusted diluted earnings per share from continuing operations			$1.23			$1.23

	Six Months Ended
	July 29, 2017			July 30, 2016
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.44			$2.08
Adjustments
Loss on early retirement of debt	$—	$—	$—	$422	$257	$0.43
Pharmacy Transaction-related costs	—	—	—	4	3	—
Income tax matters (a)	—	(2)	—	—	(3)	—
Adjusted diluted earnings per share from continuing operations			$2.43			$2.51
Note: Amounts may not foot due to rounding.
(a) Represents expense/(income) from income tax matters not related to current period operations.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of adjustments made to capitalize operating leases. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors. We believe this metric provides a meaningful measure of the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently than we do, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	July 29, 2017	July 30, 2016
Earnings from continuing operations before interest expense and income taxes	$4,700	$5,605
+ Operating lease interest (a)(b)	76	77
Adjusted earnings from continuing operations before interest expense and income taxes	4,776	5,682
- Income taxes (c)	1,571	1,791
Net operating profit after taxes	$3,205	$3,891

Denominator (dollars in millions)	July 29, 2017	July 30, 2016	August 1, 2015
Current portion of long-term debt and other borrowings	$1,354	$647	$841
+ Noncurrent portion of long-term debt	10,892	12,063	11,817
+ Shareholders' equity	11,098	11,577	13,942
+ Capitalized operating lease obligations (b)(d)	1,257	1,274	1,497
- Cash and cash equivalents	2,291	1,480	2,742
- Net assets of discontinued operations	10	80	217
Invested capital	$22,300	$24,001	$25,138
Average invested capital (e)	$23,150	$24,569

After-tax return on invested capital (f)	13.8%	15.8%
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
(c) Calculated using the effective tax rate for continuing operations, which was 32.9 percent and 31.5 percent for the trailing twelve months ended July 29, 2017 and July 30, 2016, respectively. For the trailing twelve months ended July 29, 2017 and July 30, 2016, includes tax effect of $1,546 million and $1,767 million, respectively, related to EBIT and $25 million and $24 million, respectively, related to operating lease interest.
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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	July 29, 2017	July 30, 2016	August 1, 2015
Total rent expense	$157	$159	$187
Capitalized operating lease obligations (total rent expense x 8)	1,257	1,274	1,497
Operating lease interest (capitalized operating lease obligations x 6%)	76	77	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $2,291 million at July 29, 2017, compared with $1,480 million for the same period in 2016. As of July 29, 2017, $1,387 million of cash and cash equivalents were held at entities located outside the United States and may be subject to taxation if repatriated. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

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

Cash Flows

Operating cash flow provided by continuing operations was $2,866 million for the six months ended July 29, 2017, compared with $1,396 million for the same period in 2016. The increase is partially due to an increase in accounts payable driven by changes in vendor payment terms during the first half of 2017 and improved inventory turnover, compared to a decrease in accounts payable during the first half of 2016. The operating cash flow increase is also partially due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the Pharmacy Transaction. These cash flows, combined with our prior year-end cash position, allowed us to invest in the business, retire $598 million of debt, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

We returned $296 million and $601 million to shareholders through share repurchase during the three and six months ended July 29, 2017, respectively, and $1,350 million and $2,243 million during the three and six months ended July 30, 2016, respectively. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 10 to the Financial Statements for more information.

Dividends

We paid dividends totaling $331 million ($0.60 per share) and $663 million ($1.20 per share) for the three and six months ended July 29, 2017, respectively, and $330 million ($0.56 per share) and $666 million ($1.12 per share) for the three and six months ended July 30, 2016, respectively, a per share increase of 7.1 percent. We declared dividends totaling $343 million ($0.62 per share) in second quarter 2017, a per share increase of 3.3 percent over the $346 million ($0.60 per share) of declared dividends during the second quarter of 2016. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of July 29, 2017 our credit ratings were as follows:

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

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at July 29, 2017, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

New Accounting Pronouncements

Refer to Note 2, Note 9, and Note 11 of the Financial Statements for a description of new accounting pronouncements related to revenues, leases, and pension benefits, respectively. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims and litigation, and changes in our assumptions and expectations.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

On July 31, 2017, the United States District Court for the District of Minnesota issued a combined order dismissing the Federal Securities Law Class Actions and the ERISA Class Actions relating to certain prior disclosures by Target about its expansion of retail operations into Canada. Both the Federal Securities Law Class Actions and ERISA Class Actions were previously described in Target’s annual report on Form 10-K for the fiscal year ended January 28, 2017.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 14.4 million shares of common stock through July 29, 2017, at an average price of $60.28, for a total investment of $0.9 billion. The table below presents information with respect to Target common stock purchases made during the three months ended July 29, 2017, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
April 30, 2017 through May 27, 2017
Open market and privately negotiated purchases	—	$—	—	$4,430,328,641
May 28, 2017 through July 1, 2017
Open market and privately negotiated purchases	5,458,026	52.47	5,458,026	4,143,941,970
July 2, 2017 through July 29, 2017
Open market and privately negotiated purchases	190,310	52.00	190,310	4,134,046,448
Total	5,648,336	$52.45	5,648,336	$4,134,046,448

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)(1)

(3)B	Bylaws (as amended through November 11, 2015)(2)

(10)C	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017)

(10)L	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective September 1, 2017)

(10)KK	Target Corporation Executive Officer Cash Incentive Plan(3)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed November 12, 2015.

(3)         Incorporated by reference to Exhibit (10)KK to the Registrant’s Form 8-K Report filed June 15, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 21, 2017	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

EXHIBIT INDEX

Exhibit	Description	Manner of Filing

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010)	Incorporated by Reference

(3)B	Bylaws (as amended through November 11, 2015)	Incorporated by Reference

(10)C	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017)	Filed Electronically

(10)L	Target Corporation Officer Income Continuance Policy Statement (as amended and restated effective September 1, 2017)	Filed Electronically

(10)KK	Target Corporation Executive Officer Cash Incentive Plan	Incorporated by Reference

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges	Filed Electronically

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically