Form 10-Q
period 2017-10-28
TARGET CORP
filed 2017-11-20
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 14, 2017 were 543,572,649.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales	$16,667	$16,441	$49,113	$48,805
Cost of sales (a)	11,712	11,536	34,330	33,957
Gross margin	4,955	4,905	14,783	14,848
Selling, general and administrative expenses	3,512	3,339	10,027	9,741
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	574	505	1,596	1,486
Earnings from continuing operations before interest expense and income taxes	869	1,061	3,160	3,621
Net interest expense	254	142	532	864
Earnings from continuing operations before income taxes	615	919	2,628	2,757
Provision for income taxes	137	311	802	910
Net earnings from continuing operations	478	608	1,826	1,847
Discontinued operations, net of tax	2	—	7	73
Net earnings	$480	$608	$1,833	$1,920
Basic earnings per share
Continuing operations	$0.88	$1.07	$3.33	$3.16
Discontinued operations	—	—	0.01	0.12
Net earnings per share	$0.88	$1.07	$3.34	$3.29
Diluted earnings per share
Continuing operations	$0.87	$1.06	$3.31	$3.14
Discontinued operations	—	—	0.01	0.12
Net earnings per share	$0.88	$1.06	$3.32	$3.26
Weighted average common shares outstanding
Basic	544.5	570.1	548.7	583.5
Dilutive impact of share-based awards	3.4	4.7	3.1	5.0
Diluted	547.9	574.8	551.8	588.5
Antidilutive shares	4.5	0.2	4.1	0.1
Dividends declared per share	$0.62	$0.60	$1.84	$1.76
Note: Per share amounts may not foot due to rounding.
(a) Refer to Note 3 for information about a reclassification of supply chain-related depreciation expense to cost of sales.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings	$480	$608	$1,833	$1,920
Other comprehensive income
Pension and other benefit liabilities, net of taxes of $5, $3, $15 and $11	8	6	22	17
Currency translation adjustment and cash flow hedges, net of taxes of $1, $1, $2, and $2	(2)	—	6	5
Other comprehensive income	6	6	28	22
Comprehensive income	$486	$614	$1,861	$1,942

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions) (unaudited)	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Cash and cash equivalents	$2,725	$2,512	$1,231
Inventory	10,586	8,309	10,057
Assets of discontinued operations	6	69	62
Other current assets	1,392	1,100	1,492
Total current assets	14,709	11,990	12,842
Property and equipment
Land	6,087	6,106	6,106
Buildings and improvements	28,310	27,611	27,518
Fixtures and equipment	5,548	5,503	5,467
Computer hardware and software	2,658	2,651	2,538
Construction-in-progress	389	200	219
Accumulated depreciation	(17,880)	(17,413)	(16,946)
Property and equipment, net	25,112	24,658	24,902
Noncurrent assets of discontinued operations	9	12	17
Other noncurrent assets	878	771	842
Total assets	$40,708	$37,431	$38,603
Liabilities and shareholders’ investment
Accounts payable	$9,986	$7,252	$8,250
Accrued and other current liabilities	4,036	3,737	3,662
Current portion of long-term debt and other borrowings	1,354	1,718	729
Total current liabilities	15,376	12,707	12,641
Long-term debt and other borrowings	11,277	11,031	12,097
Deferred income taxes	944	861	920
Liabilities of discontinued operations	11	19	19
Other noncurrent liabilities	1,963	1,860	1,857
Total noncurrent liabilities	14,195	13,771	14,893
Shareholders’ investment
Common stock	45	46	47
Additional paid-in capital	5,762	5,661	5,598
Retained earnings	5,940	5,884	6,031
Accumulated other comprehensive loss	(610)	(638)	(607)
Total shareholders’ investment	11,137	10,953	11,069
Total liabilities and shareholders’ investment	$40,708	$37,431	$38,603
Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 543,913,318, 556,156,228 and 563,676,785 shares issued and outstanding at October 28, 2017, January 28, 2017 and October 29, 2016, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 28, 2017	October 29, 2016
Operating activities
Net earnings	$1,833	$1,920
Earnings from discontinued operations, net of tax	7	73
Net earnings from continuing operations	1,826	1,847
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,784	1,686
Share-based compensation expense	81	85
Deferred income taxes	37	83
Loss on debt extinguishment	123	422
Noncash losses / (gains) and other, net	189	(5)
Changes in operating accounts
Inventory	(2,277)	(1,455)
Other assets	(89)	(14)
Accounts payable	2,738	832
Accrued and other liabilities	2	(711)
Cash provided by operating activities—continuing operations	4,414	2,770
Cash provided by operating activities—discontinued operations	75	111
Cash provided by operations	4,489	2,881
Investing activities
Expenditures for property and equipment	(2,049)	(1,184)
Proceeds from disposal of property and equipment	27	23
Other investments	(62)	23
Cash required for investing activities	(2,084)	(1,138)
Financing activities
Change in commercial paper, net	—	89
Additions to long-term debt	739	1,977
Reductions of long-term debt	(1,087)	(2,625)
Dividends paid	(1,001)	(1,011)
Repurchase of stock	(757)	(3,034)
Prepayment of accelerated share repurchase	(111)	(120)
Stock option exercises	25	166
Cash required for financing activities	(2,192)	(4,558)
Net increase / (decrease) in cash and cash equivalents	213	(2,815)
Cash and cash equivalents at beginning of period	2,512	4,046
Cash and cash equivalents at end of period	$2,725	$1,231

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
Net earnings	—	—	—	2,737	—	2,737
Other comprehensive loss	—	—	—	—	(9)	(9)
Dividends declared	—	—	—	(1,359)	—	(1,359)
Repurchase of stock	(50.9)	(4)	—	(3,682)	—	(3,686)
Stock options and awards	4.9	—	313	—	—	313
January 28, 2017	556.2	$46	$5,661	$5,884	$(638)	$10,953
Net earnings	—	—	—	1,833	—	1,833
Other comprehensive income	—	—	—	—	28	28
Dividends declared	—	—	—	(1,016)	—	(1,016)
Repurchase of stock	(13.3)	(1)	—	(750)	—	(751)
Stock to be received upon settlement of ASR	—	—	—	(11)	—	(11)
Stock options and awards	1.0	—	101	—	—	101
October 28, 2017	543.9	$45	$5,762	$5,940	$(610)	$11,137

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

2. Revenues

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt the standard in the first quarter of fiscal 2018 using the full retrospective approach. We do not expect the standard to materially affect our consolidated net earnings, financial position, or cash flows. We expect minor changes to the timing of recognition of revenues related to promotional gift cards.

We are nearly complete with our evaluation of the impact the standard has on our determination of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. We record revenue and related costs on a gross basis for the vast majority of these arrangements, which represent approximately 3 percent of our consolidated sales. We expect to conclude that we should continue to record these transactions on a gross basis.

We expect to present certain other income streams, including credit card profit sharing income, in an other revenue line on our Consolidated Statements of Operations upon adoption.

3. Cost of Sales and Selling, General and Administrative Expenses

Beginning in the second quarter of 2017, we reclassified supply chain-related depreciation expense to cost of sales whereas it was previously included in depreciation and amortization on our Consolidated Statements of Operations. We reclassified prior year amounts to reflect this change. This reclassification increased cost of sales by $60 million and $189 million for the three and nine months ended October 28, 2017, respectively, and $65 million and $200 million for the three and nine months ended October 29, 2016, respectively, with equal and offsetting decreases to depreciation and amortization. This reclassification had no impact on sales, earnings before interest expense and income taxes, net earnings or earnings per share.

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
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Cash and cash equivalents
Short-term investments held by U.S. entities	Level 1	$953	$1,110	$—
Short-term investments held by entities located outside the U.S. (a)	Level 1	1,050	762	514
Other current assets
Prepaid forward contracts	Level 1	30	26	28
Beneficial interest asset	Level 3	3	12	10
Interest rate swaps (b)	Level 2	—	1	—
Other noncurrent assets
Interest rate swaps (b)	Level 2	1	4	19
Beneficial interest asset	Level 3	—	—	5
(a) Amounts may be subject to tax if repatriated.
(b) See Note 8 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	October 28, 2017		January 28, 2017		October 29, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$11,522	$12,403	$11,715	$12,545	$11,802	$13,171
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

(millions)	October 28, 2017	January 28, 2017	October 29, 2016

Cash held by U.S. entities	$242	$257	$247
Cash held by entities located outside the U.S. (a)	34	17	35
Short-term investments held by U.S. entities	953	1,110	—
Short-term investments held by entities located outside the U.S. (a)	1,050	762	514
Receivables from third-party financial institutions for credit and debit card transactions	446	366	435
Cash and cash equivalents	$2,725	$2,512	$1,231
(a) Amounts may be subject to tax if repatriated.

6. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store or distribution center, make significant software changes or discontinue projects—indicate that the asset’s carrying value may not be recoverable. We recognized impairment losses of $1 million and $89 million during the three and nine months ended October 28, 2017, respectively, primarily resulting from planned or completed store closures and supply chain changes for the nine month period. Storm-related write-offs of property and equipment, net of insurance recoveries, were immaterial. We recognized impairment losses of $9 million and $37 million during the three and nine months ended October 29, 2016, respectively, primarily resulting from planned or completed store closures. The impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations and are included in segment results.

7. Notes Payable and Long-Term Debt

In October 2017, we issued unsecured fixed rate debt of $750 million at 3.9% that matures in November 2047. During the three months ended October 28, 2017, we repurchased $344 million of debt before its maturity at a market value of $463 million. We recognized a loss on early retirement of approximately $123 million, which was recorded in net interest expense in our Consolidated Statements of Operations.

In May 2017, we used cash on hand to repay $598 million of debt at its maturity.

In April 2016, we issued unsecured fixed rate debt of $1 billion at 2.5% that matures in April 2026 and $1 billion at 3.625% that matures in April 2046. During the first and second quarter of 2016, we repurchased $565 million and $824 million of debt, respectively, before its maturity at a market value of $820 million and $981 million, respectively. We recognized a loss on early retirement of approximately $261 million and $161 million in first and second quarter of 2016, respectively, which was recorded in net interest expense in our Consolidated Statements of Operations.

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. No balances were outstanding at any time during the nine months ended October 28, 2017. For the three and nine months ended October 29, 2016, the maximum amount outstanding was $89 million and the average daily amounts outstanding were $3 million and $1 million, respectively, at a weighted average annual interest rate of 0.43 percent. At October 29, 2016, $89 million was outstanding.

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

As of October 28, 2017 and October 29, 2016, interest rate swaps with notional amounts totaling $1,000 million were designated fair value hedges. No ineffectiveness was recognized during the three and nine months ended October 28, 2017 or October 29, 2016.

As of October 28, 2017 and October 29, 2016, one interest rate swap with a notional amount of $250 million was not designated a fair value hedge because it was de-designated concurrent with the repurchase of debt during the first half of 2016.

We recorded income of $2 million and $8 million during the three and nine months ended October 28, 2017, respectively, and $5 million and $21 million during the three and nine months ended October 29, 2016, respectively, within net interest expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

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

We plan to adopt the standard in the first quarter of 2018. We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, hindsight will result in generally shorter accounting lease terms and useful lives of the corresponding leasehold improvements. We will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

While we are continuing to assess all potential impacts of the standard, we expect total liabilities to increase by $1.3-$1.5 billion, with an offsetting increase to leased assets of $1.2-$1.4 billion as of the date of adoption. The difference between these amounts will be recorded as an adjustment to retained earnings. We do not believe the standard will materially affect our consolidated net earnings. These estimates — based on our current lease portfolio — may change as we continue to evaluate the new standard and as we implement a new lease accounting information system. The estimates could also change due to changes in the lease portfolio, which could include (a) lease volume, (b) lease commencement dates, and (c) renewal option and lease termination expectations. We will update our estimates each quarter as changes occur.

We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

10. Income Taxes

	Three Months Ended		Nine Months Ended
(dollars in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Income tax expense	$137	$311	$802	$910
Effective tax rate (a)	22.3%	33.8%	30.5%	33.0%
(a) For the three months ended October 28, 2017, the income tax rate decreased 11.5% compared with the three months ended October 29, 2016. Benefits from our global sourcing operations drove 9.6 percentage points of the decline (3.7 percentage points of which is due to lower earnings before income taxes). This includes $55 million of prior-period discrete tax benefits primarily related to our global sourcing operations. For the nine months ended October 28, 2017, the income tax rate decreased 2.5% compared with the nine months ended October 29, 2016. Benefits from our global sourcing operations drove 2.7 percentage points of rate decline. This includes $56 million of prior-period discrete tax benefits primarily related to our global sourcing operations.

11. Share Repurchase

	Nine Months Ended
(millions, except per share data)	October 28, 2017	October 29, 2016
Total number of shares purchased	10.8	38.5
Average price paid per share	$56.80	$72.87
Total investment	$611	$2,807
Note: Accelerated share repurchase (ASR) activity in 2017 and 2016 is omitted because the transactions were not fully settled as of October 28, 2017 and October 29, 2016.

During the third quarter of 2017, we entered into an ASR to repurchase $150 to $250 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we prepaid $250 million and received an initial delivery of 2.5 million shares, which were retired, resulting in a $139 million reduction to shareholders' investment. As of October 28, 2017, $11 million is included in the Consolidated Statement of Financial Position as an additional reduction to shareholders' investment because the minimum repurchase will be $150 million. The remaining $100 million is included in other current assets. The ASR is not accounted for as a derivative instrument.

In November 2017, the ASR settled. We received an additional 0.3 million shares, which were retired, and $89 million for the remaining amount not settled in shares. In total, we repurchased 2.8 million shares under the ASR for a total cash investment of $161 million ($57.78 per share).

During the third quarter of 2016, we entered into an ASR to repurchase $250 to $350 million of our common stock. Under the agreement, we prepaid $350 million and received an initial delivery of 3.4 million shares, which were retired, resulting in a $230 million reduction to shareholders' investment. As of October 29, 2016, $20 million was included in the Consolidated Statement of Financial Position as an additional reduction to shareholders' investment because the minimum repurchase was $250 million. The remaining $100 million was included in other current assets. The ASR was not accounted for as a derivative instrument.

In November 2016, the ASR settled. We received an additional 1.3 million shares, which were retired, and $36 million for the remaining amount not settled in shares. In total, we repurchased 4.6 million shares under the ASR for a total cash investment of $314 million ($67.67 per share).

12. Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended		Nine Months Ended
(millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Service cost	$21	$20	$63	$61
Interest cost	34	34	103	103
Expected return on assets	(61)	(64)	(184)	(193)
Amortization of losses	15	12	45	37
Amortization of prior service cost	(3)	(2)	(8)	(8)
Total	$6	$—	$19	$—

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

13. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefits		Total
January 28, 2017	$(16)		$(21)	$(601)		$(638)
Other comprehensive income before reclassifications	—		3	1		4
Amounts reclassified from AOCI	3	(a)	—	21	(b)	24
October 28, 2017	$(13)		$(18)	$(579)		$(610)
(a)  Represents amortization of gains and losses on cash flow hedges, net of $2 million of taxes.
(b)  Represents amortization of pension and other benefit liabilities, net of $15 million of taxes.

14. Segment Reporting

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

Business Segment Results	Three Months Ended		Nine Months Ended
(millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales	$16,667	$16,441	$49,113	$48,805
Cost of sales (a)	11,712	11,536	34,330	33,957
Gross margin	4,955	4,905	14,783	14,848
Selling, general, and administrative expenses (c)	3,512	3,343	10,027	9,741
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	574	505	1,596	1,486
Segment earnings before interest expense and income taxes	869	1,057	3,160	3,621
Pharmacy Transaction-related costs (b)(c)	—	4	—	—
Earnings from continuing operations before interest expense and income taxes	869	1,061	3,160	3,621
Net interest expense	254	142	532	864
Earnings from continuing operations before income taxes	$615	$919	$2,628	$2,757
Note: Amounts may not foot due to rounding.
(a) Refer to Note 3 for information about the impact of a reclassification of supply chain-related depreciation expense.
(b) Represents items related to the December 2015 sale of our former pharmacy and clinic businesses to CVS (Pharmacy Transaction).
(c) The sum of segment SG&A expenses and Pharmacy Transaction-related costs equal consolidated SG&A expenses.

Reconciliation of Segment Assets to Total Assets (millions)	October 28, 2017	January 28, 2017	October 29, 2016
Segment assets	$40,693	$37,350	$38,524
Assets of discontinued operations	15	81	79
Total assets	$40,708	$37,431	$38,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2017 includes the following notable items:

•	GAAP earnings per share from continuing operations were $0.87.

•	Adjusted earnings per share from continuing operations were $0.91.

•	Comparable sales increased 0.9 percent, driven by a 1.4 percent increase in traffic.

•	Comparable digital channel sales increased 24 percent.

•
We devoted $847 million to capital investment, paid dividends of $339 million, and returned $171 million through share repurchases, including ASR transactions initiated during the quarter and settled in November 2017.

Sales were $16,667 million for the three months ended October 28, 2017, an increase of $226 million or 1.4 percent from the same period in the prior year. During the third quarter of 2017, Hurricanes Harvey and Irma caused widespread damage in Texas and Florida and resulted in temporary closure of some of our stores. The net sales impact and storm-related costs, net of insurance recoveries, was immaterial. Operating cash flow provided by continuing operations was $4,414 million and $2,770 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. The operating cash flow increase is primarily due to increased payables leverage driven by changes in vendor payment terms during the nine months ended October 28, 2017, compared to the nine months ended October 29, 2016. The operating cash flow increase is also partially due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the December 2015 sale of our pharmacy and clinic businesses (Pharmacy Transaction). These increases were partially offset by a larger inventory increase during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016, due to an earlier increase for the holiday season.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
GAAP diluted earnings per share	$0.87	$1.06	(17.7)%	$3.31	$3.14	5.4%
Adjustments	0.04	(0.01)		0.03	0.42
Adjusted diluted earnings per share	$0.91	$1.04	(13.1)%	$3.34	$3.56	(6.2)%
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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of the effectiveness of our capital allocation over time. For the trailing twelve months ended October 28, 2017, ROIC was 13.7 percent, compared with 16.3 percent for the trailing twelve months ended October 29, 2016. Excluding the net gain on the Pharmacy Transaction, ROIC was 14.3 percent for the trailing twelve months ended October 29, 2016. A reconciliation of ROIC is provided on page 20.

Analysis of Results of Operations

Segment Results

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Sales	$16,667	$16,441	1.4%	$49,113	$48,805	0.6%
Cost of sales (a)	11,712	11,536	1.5	34,330	33,957	1.1
Gross margin	4,955	4,905	1.0	14,783	14,848	(0.4)
SG&A expenses (b)	3,512	3,343	5.1	10,027	9,741	2.9
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	574	505	13.7	1,596	1,486	7.4
EBIT	$869	$1,057	(17.8)%	$3,160	$3,621	(12.7)%
Note: See Note 14 of our Financial Statements for a reconciliation of our segment results to earnings before income taxes.
(a) Refer to Note 3 of the Financial Statements for information about a reclassification of supply chain-related depreciation expense to cost of sales.
(b) SG&A expenses include $170 million and $512 million net profit-sharing income under our credit card program agreement for the three and nine months ended October 28, 2017, respectively, and $168 million and $489 million for the three and nine months ended October 29, 2016, respectively.

Rate Analysis	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gross margin rate (a)	29.7%	29.8%	30.1%	30.4%
SG&A expense rate	21.1	20.3	20.4	20.0
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate (a)	3.4	3.1	3.2	3.0
EBIT margin rate	5.2	6.4	6.4	7.4
Note: Rate analysis metrics are computed by dividing the applicable amount by sales.
(a) Reclassifying supply chain-related depreciation expense to cost of sales reduced the gross margin and depreciation and amortization rates by 0.4 percentage points for all periods presented.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Digital channel sales include all sales initiated through mobile applications and our conventional websites. Digital channel sales may be fulfilled through our distribution centers, our vendors, or our stores.

Sales by Channel	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stores	95.7%	96.5%	95.7%	96.5%
Digital	4.3	3.5	4.3	3.5
Total	100%	100%	100%	100%

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Household essentials (a)	25%	25%	25%	25%
Apparel and accessories	21	21	21	21
Food and beverage (a)	20	21	21	21
Home furnishings and décor	20	19	18	19
Hardlines	14	14	15	14
Total	100%	100%	100%	100%
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

Comparable Sales	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Comparable sales change	0.9%	(0.2)%	0.3%	—%
Drivers of change in comparable sales
Number of transactions	1.4	(1.2)	0.9	(1.0)
Average transaction amount	(0.5)	1.0	(0.6)	1.0
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stores channel comparable sales change	—%	(1.0)%	(0.6)%	(0.7)%
Digital channel contribution to comparable sales change	0.8	0.7	0.9	0.6
Total comparable sales change	0.9%	(0.2)%	0.3%	—%
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

REDcard Penetration	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Target Debit Card	12.9%	12.9%	13.1%	12.9%
Target Credit Cards	11.4	11.4	11.3	11.0
Total REDcard Penetration	24.2%	24.3%	24.4%	23.9%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three and nine months ended October 28, 2017, our gross margin rate was 29.7 percent and 30.1 percent, respectively, compared with 29.8 percent and 30.4 percent in the comparable periods last year. For the three and nine months ended October 28, 2017, the decrease was primarily due to increased digital fulfillment costs. The rate was also affected by other items, including benefits from cost savings initiatives, partially offset by the net impacts of our efforts to improve pricing and promotions.

Selling, General, and Administrative Expense Rate

For the three and nine months ended October 28, 2017, our SG&A expense rate was 21.1 percent and 20.4 percent, respectively, compared to 20.3 percent and 20.0 percent in the comparable periods last year. The increase was primarily due to higher compensation due to both bonus expense and store wages, partially offset by cost savings driven by efficiency in our technology operations and, for the third quarter, timing of marketing campaigns.

Depreciation and Amortization Expense Rate

For the three and nine months ended October 28, 2017, our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.4 percent and 3.2 percent, respectively, compared to 3.1 percent and 3.0 percent in the comparable periods last year. These increases were primarily due to higher accelerated depreciation for planned store remodels.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Beginning store count	1,816	1,797	1,802	1,792
Opened	12	5	26	11
Closed	—	(2)	—	(3)
Ending store count	1,828	1,800	1,828	1,800

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	October 28, 2017	January 28, 2017	October 29, 2016	October 28, 2017	January 28, 2017	October 29, 2016
170,000 or more sq. ft.	276	276	278	49,326	49,328	49,685
50,000 to 169,999 sq. ft.	1,508	1,504	1,503	190,038	189,620	189,496
49,999 or less sq. ft.	44	22	19	1,268	554	464
Total	1,828	1,802	1,800	240,632	239,502	239,645
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $254 million and $532 million for the three and nine months ended October 28, 2017, respectively, compared to $142 million and $864 million for the comparable periods last year. Net interest expense for the three and nine months ended October 28, 2017 included a net loss on early retirement of debt of $123 million. Net interest expense for the nine months ended October 29, 2016 included a loss on early retirement of debt of $422 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended October 28, 2017 was 22.3 percent and 30.5 percent, respectively, compared with 33.8 percent and 33.0 percent for the comparable periods last year. For the three and nine months ended October 28, 2017, the decrease was primarily due to prior-period discrete tax benefits related to our global sourcing operations. The rate decrease for both the three and nine months ended October 28, 2017, was also due to a benefit from our global sourcing operations related to our 2017 taxes, the rate impact of lower pretax earnings, and the resolution of other tax matters. For the nine months ended October 28, 2017, these items were partially offset by the recognition of excess tax benefits related to share-based payments for the nine months ended October 29, 2016.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative for, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate Adjusted EPS differently, limiting the usefulness of the measure for comparisons with other companies.

	Three Months Ended
	October 28, 2017			October 29, 2016
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$0.87			$1.06
Adjustments
Loss on early retirement of debt	$123	$75	$0.14	$—	$—	$—
Pharmacy Transaction-related costs	—	—	—	(4)	(3)	—
Income tax matters (a)	—	(55)	(0.10)	—	(5)	(0.01)
Adjusted diluted earnings per share from continuing operations			$0.91			$1.04

	Nine Months Ended
	October 28, 2017			October 29, 2016
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.31			$3.14
Adjustments
Loss on early retirement of debt	$123	$75	$0.14	$422	$257	$0.44
Pharmacy Transaction-related costs	—	—	—	—	—	—
Income tax matters (a)	—	(56)	(0.10)	—	(8)	(0.01)
Adjusted diluted earnings per share from continuing operations			$3.34			$3.56
Note: Amounts may not foot due to rounding.
(a) Represents income from income tax matters not related to current period operations. For the three and nine months ended October 28, 2017, primarily represents prior-period discrete tax benefits related to our global sourcing operations.

We have presented consolidated earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, because we believe that these measures provide meaningful information about our operational efficiency compared to our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (GAAP). The most comparable GAAP measure is net earnings from continuing operations. Consolidated EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate consolidated EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(millions) (unaudited)	October 28, 2017	October 29, 2016	Change	October 28, 2017	October 29, 2016	Change
Net earnings from continuing operations	$478	$608	(21.5)%	$1,826	$1,847	(1.1)%
+ Provision for income taxes	137	311	(55.8)	802	910	(11.9)
+ Net interest expense	254	142	79.1	532	864	(38.4)
EBIT	869	1,061	(18.1)	3,160	3,621	(12.7)
+ Total depreciation and amortization (a)	633	570	11.1	1,784	1,686	5.8
EBITDA	$1,502	$1,631	(7.9)%	$4,944	$5,307	(6.8)%
(a) Represents total depreciation and amortization, including amounts classified within depreciation and amortization and within cost of sales on our Consolidated Statements of Operations.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of adjustments made to capitalize operating leases. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure between us and our competitors. We believe this metric provides a meaningful measure of the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	October 28, 2017	October 29, 2016
Earnings from continuing operations before interest expense and income taxes	$4,508	$5,790
+ Operating lease interest (a)(b)	78	72
Adjusted earnings from continuing operations before interest expense and income taxes	4,586	5,862
- Income taxes (c)	1,420	1,849
Net operating profit after taxes	$3,166	$4,013

Denominator (dollars in millions)	October 28, 2017	October 29, 2016	October 31, 2015
Current portion of long-term debt and other borrowings	$1,354	$729	$825
+ Noncurrent portion of long-term debt	11,277	12,097	11,887
+ Shareholders' equity	11,137	11,069	13,256
+ Capitalized operating lease obligations (b)(d)	1,298	1,192	1,503
- Cash and cash equivalents	2,725	1,231	1,977
- Net assets of discontinued operations	4	60	197
Invested capital	$22,337	$23,796	$25,298
Average invested capital (e)	$23,067	$24,547

After-tax return on invested capital (f)	13.7%	16.3%
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
(c) Calculated using the effective tax rate for continuing operations, which was 31.0 percent and 31.5 percent for the trailing twelve months ended October 28, 2017 and October 29, 2016, respectively. For the trailing twelve months ended October 28, 2017 and October 29, 2016, includes tax effect of $1,396 million and $1,826 million, respectively, related to EBIT and $24 million and $23 million, respectively, related to operating lease interest.
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

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	October 28, 2017	October 29, 2016	October 31, 2015
Total rent expense	$162	$149	$188
Capitalized operating lease obligations (total rent expense x 8)	1,298	1,192	1,503
Operating lease interest (capitalized operating lease obligations x 6%)	78	72	n/a

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $2,725 million at October 28, 2017, compared with $1,231 million for the same period in 2016. As of October 28, 2017, $1,084 million of cash and cash equivalents were held at entities located outside the United States and may be subject to taxation if repatriated. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place certain dollar limits on our investments in individual funds or instruments.

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

Cash Flows

Operating cash flow provided by continuing operations was $4,414 million for the nine months ended October 28, 2017, compared with $2,770 million for the same period in 2016. The operating cash flow increase is due to increased payables leverage primarily driven by changes in vendor payment terms during the nine months ended October 28, 2017, compared to the nine months ended October 29, 2016. The operating cash flow increase is also partially due to the payment of approximately $500 million of taxes during the first quarter of 2016, primarily related to the Pharmacy Transaction. These increases were partially offset by a larger inventory increase during the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016, due to an earlier increase for the holiday season. In October 2017, we issued $750 million of unsecured debt that matures in 2047. Combined with our prior year-end cash position, these proceeds and operating cash flows allowed us to invest in the business, retire debt, pay dividends, and repurchase shares under our share repurchase program.

Share Repurchases

We returned $171 million and $772 million to shareholders through share repurchase during the three and nine months ended October 28, 2017, respectively, and $878 million and $3,121 million during the three and nine months ended October 29, 2016, respectively. For the three and nine months ended October 28, 2017 and October 29, 2016, these amounts include $161 million and $314 million, respectively, repurchased through ASR transactions initiated during the third quarter with the final settlement in November 2017 and November 2016, respectively. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 11 to the Financial Statements for more information.

Dividends

We paid dividends totaling $339 million ($0.62 per share) and $1,001 million ($1.82 per share) for the three and nine months ended October 28, 2017, respectively, and $345 million ($0.60 per share) and $1,011 million ($1.72 per share) for the three and nine months ended October 29, 2016, respectively, a per share increase of 3.3 percent and 5.8 percent, respectively. We declared dividends totaling $341 million ($0.62 per share) in third quarter 2017, a per share increase of 3.3 percent over the $342 million ($0.60 per share) of declared dividends during the third quarter of 2016. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Short-term and Long-term Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 28, 2017 our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks in October 2016. In October 2017, we extended this credit facility by one year, which now expires in October 2022. This unsecured revolving credit facility replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2017 or 2016.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of October 28, 2017, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term debt ratings are either reduced and the resulting rating is noninvestment grade, or our long-term debt ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings and payments discussed in Note 7 of the Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 28, 2017 as reported in our 2016 Form 10-K.

New Accounting Pronouncements

Refer to Note 2, Note 9, and Note 12 of the Financial Statements for a description of new accounting pronouncements related to revenues, leases, and pension benefits, respectively. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures, the impact of changes in the expected effective income tax rate on net income, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation and the resolution of tax matters, and changes in our assumptions and expectations.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

The Federal Securities Law Class Actions and ERISA Class Actions relating to certain prior disclosures of Target about its expansion of retail operations into Canada (the “Canada Disclosure”) were previously described in described in Target’s annual report on Form 10-K for the fiscal year ended January 28, 2017 and in Target’s quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2017. Both the Federal Securities Law Class Actions and the ERISA Class Actions were dismissed by the United States District Court for the District of Minnesota on July 31, 2017. During the quarter ended October 28, 2017, the plaintiffs in both cases sought to refile their claims, as described below. Target intends to continue to vigorously defend these actions.

Federal Securities Law Class Actions

On August 29, 2017 the plaintiff filed a motion to alter or amend the final judgment entered by the United States District Court for the District of Minnesota on July 31, 2017 dismissing the Federal Securities Law Class Actions. The plaintiffs also asked the Court for permission to file a Second Amended Class Action Complaint (the “Second Complaint)”, which, like the prior complaint, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to the Canada Disclosure. Target, its former chief executive officer, its present chief operating officer, and the former president of Target Canada are named as defendants in the Second Complaint. The plaintiff seeks to represent a class consisting of all purchasers of Target common stock between March 20, 2013 and August 4, 2014. The plaintiff seeks damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors about the performance and prospects of Target Canada and that such conduct affected the market price of Target common stock. On October 16, 2017, Target and the other defendants filed their opposition to plaintiff’s motion to alter or amend the final judgment dismissing the Federal Securities Law Class Actions. The plaintiff’s motion has not yet been heard or decided.

ERISA Class Actions

On August 30, 2017 the plaintiffs in the ERISA Class Actions, which were dismissed on July 31, 2017, filed a new ERISA Class Action (the “Second ERISA Class Action”) in the United States District Court for the District of Minnesota, which, like the prior ERISA Class Actions, alleges violations of Sections 404 and 405 of ERISA relating to the Canada Disclosure. The Second ERISA Class Action is captioned Dormani, et al. v. Target Corporation, et al., Case No. 0:17-cv-04049-JNE-BRT. Target, the Plan Investment Committee, and seven present or former officers are named as defendants in the Second ERISA Class Action Complaint. The plaintiffs seek to represent a class consisting of all persons who were participants in or beneficiaries of the Target Corporation 401(k) Plan or the Target Corporation Ventures 401(k) Plan (collectively, the “Plans”) at any time between February 27, 2013 and August 6, 2014 and whose Plan accounts included investments in Target stock. The plaintiffs seek damages, an injunction and other unspecified equitable relief, and attorneys’ fees, expenses, and costs, based on allegations that the defendants breached their fiduciary duties under ERISA by failing to take action to prevent Plan participants from continuing to purchase Target stock during the class period at prices that allegedly were artificially inflated. On November 13, 2017, Target and the other defendants filed a motion to dismiss the Second ERISA Class Action. The motion has not yet been heard or decided.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 14.5 million shares of common stock through October 28, 2017, at an average price of $60.27, for a total investment of $0.9 billion, excluding the August 2017 ASR because the transaction was not fully settled as of October 28, 2017. The table below presents information with respect to Target common stock purchases made during the three months ended October 28, 2017, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
July 30, 2017 through August 26, 2017
August 2017 ASR (a)	2,500,000	TBD	2,500,000	$3,884,046,448
August 27, 2017 through September 30, 2017
Open market and privately negotiated purchases	169,233	58.74	169,233	3,874,106,311
October 1, 2017 through October 28, 2017
Open market and privately negotiated purchases	—	—	—	3,874,106,311
Total	2,669,233	TBD	2,669,233	$3,874,106,311
(a)  In November 2017, the contract was settled and we received an additional 0.3 million shares, which were retired, and $89 million for the remaining amount not settled in shares. The $89 million, in addition to the amount reflected in the table, is available under the program. We repurchased a total of 2.8 million shares under the ASR for total cash investment of $161 million, or an average per share price of $57.78. Refer to Note 11 of the Financial Statements for further details about the ASR contract.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through November 11, 2015) (2)

(10)LL	Extension Amendment dated August 7, 2017 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(10)MM	Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)

(12)	Statements of Computations of Ratios of Earnings to Fixed Charges

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: November 20, 2017	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller