Form 10-K
period 2018-02-03
TARGET CORP
filed 2018-03-14
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2017 was $30,595,914,184, based on the closing price of $56.11 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding at March 8, 2018 were 538,796,010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2018 are incorporated into Part III.

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation or the Company) was incorporated in Minnesota in 1902. We offer our customers, referred to as "guests," everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a preferred shopping experience to our guests is supported by our supply chain and technology, our devotion to innovation, our loyalty offerings, and our disciplined approach to managing our business and investing in future growth. We operate as a single segment designed to enable guests to purchase products seamlessly in stores or through our digital channels. Since 1946, we have given 5 percent of our profit to communities.
In 2014, we announced our exit from the Canadian market. Canadian financial results are included in our financial statements as our only discontinued operations.
CVS Pharmacy, Inc. (CVS) operates pharmacies and clinics in our stores under a perpetual operating agreement, subject to termination in limited circumstances. We sold our pharmacy and clinic businesses (Pharmacy Transaction) to CVS in December of 2015. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 6 of Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data (the Financial Statements) for more information.

Financial Highlights

For information on key financial highlights and segment financial information, see Item 6, Selected Financial Data, MD&A, and Note 30 of the Financial Statements.

Seasonality

A larger share of annual revenues and earnings traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Merchandise

We sell a wide assortment of general merchandise and food. The majority of our general merchandise stores offer an edited food assortment, including perishables, dry grocery, dairy, and frozen items. Nearly all of our stores larger than 170,000 square feet offer a full line of food items comparable to traditional supermarkets. Our small format stores, generally smaller than 50,000 square feet, offer curated general merchandise and food assortments. Our digital channels include a wide merchandise assortment, including many items found in our stores, along with a complementary assortment such as additional sizes and colors sold only online.

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2017 sales is related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
A New Day™	Goodfellow & Co.™	Sonia Kashuk®
Archer Farms®	JoyLab™	Spritz™
Art Class™	Knox Rose™	Sutton & Dodge®
Ava & Viv®	Market Pantry®	Threshold™
Boots & Barkley®	Merona®	up & up®
Bullseye's Playground™	Pillowfort™	Who What Wear™
Cat & Jack™	Project 62™	Wine Cube®
Cloud Island™	Room Essentials®	Wondershop™
Embark®	Simply Balanced™	Xhilaration®
Gilligan & O'Malley®	Smith & Hawken®

Exclusive Brands
C9 by Champion®	Hearth & Hand™ with Magnolia	Mossimo®
DENIZEN® from Levi's®	Isabel Maternity™ by Ingrid & Isabel®	Nate Berkus™ for Target
Fieldcrest®	Just One You® made by carter's®	Oh Joy!® for Target
Genuine Kids® from OshKosh®	Kid Made Modern®
Hand Made Modern®

We also sell merchandise through periodic exclusive design and creative partnerships and generate revenue from in-store amenities such as Target Café and leased or licensed departments such as Target Optical, Starbucks, and other food service offerings. The majority of our stores also have a CVS pharmacy from which we will generate ongoing annual occupancy-related income (see MD&A and Note 6 of the Financial Statements for more information).

Distribution

The vast majority of merchandise is distributed to our stores through our network of 41 distribution centers. Common carriers ship general merchandise to and from our distribution centers. Vendors or third party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests via common carriers (from stores, distribution centers, vendors and third party distributors) and through guest pick-up at our stores. Using our stores as fulfillment points allows improved product availability and delivery times and also reduces shipping costs. We continue to expand other delivery options, including store drive-up and delivery via our wholly-owned subsidiary, Shipt, Inc. (Shipt).

Employees

At February 3, 2018, we employed approximately 345,000 full-time, part-time and seasonal employees, referred to as "team members." Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We offer a broad range of company-paid benefits to our team members. Eligibility for and the level of benefits vary depending on team members' full-time or part-time status, compensation level, date of hire, and/or length of service. Company-paid benefits include a 401(k) plan, medical and dental plans, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance, a pension plan (closed to new participants, with limited exceptions), and merchandise and other discounts. We believe our team member relations are good.

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
We expect less variability in working capital needs throughout the year than we have historically experienced due to efforts to better match payables to inventory levels.
The Liquidity and Capital Resources section in MD&A provides additional details.

Competition

We compete with traditional and internet retailers, including off-price general merchandise retailers, apparel retailers, wholesale clubs, category specific retailers, drug stores, supermarkets, and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide compelling value to our guests largely determines our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, SuperTarget and our "Bullseye Design," have been registered with the United States Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our owned brands.

Geographic Information

Virtually all of our revenues are generated within the United States. The vast majority of our property and equipment is located within the United States.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at investors.target.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Our Corporate Governance Guidelines, Business Conduct Guide, Corporate Responsibility Report, and the charters for the committees of our Board of Directors are also available free of charge in print upon request or at investors.target.com.

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
We believe that one of the reasons our guests prefer to shop at Target, our team members choose Target as a place of employment and our vendors choose to do business with us is the reputation we have built over many years for serving our four primary constituencies: guests, team members, shareholders, and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Target. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in negative mainstream and social media publicity, consumer boycotts, governmental investigations, or litigation. In addition, vendors and others with whom we choose to do business may affect our reputation. For example, CVS operates clinics and pharmacies within our stores, and our guests’ perceptions of and experiences with CVS may affect our reputation. Negative reputational incidents could adversely affect our business through lost sales, loss of new store and technology development opportunities, or team member retention and recruiting difficulties.
If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.
In the past, we have been able to compete successfully by differentiating our guests’ shopping experience through a careful combination of price, merchandise assortment, store environment, convenience, guest service, loyalty programs, and marketing efforts. Our ability to create a personalized guest experience through the collection and use of accurate and relevant guest data is important to our ability to differentiate from other retailers. Guest perceptions regarding the cleanliness and safety of our stores, the functionality, reliability, and speed of our digital channels and fulfillment options, our in-stock levels, the effectiveness of our promotions, the attractiveness of our third party offerings, such as the clinics and pharmacies owned and operated by CVS, and other factors also affect our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors or the failure of our strategies could adversely affect our sales, gross margins, and expenses.
We sell many products under our owned and exclusive brands, which help differentiate us from other retailers, generally carry higher margins than equivalent national brand products and represent a significant portion of our overall sales. If we are unable to successfully develop, support, and evolve our owned and exclusive brands, if one or more of these brands experiences a loss of consumer acceptance or confidence, or if we are unable to successfully protect our intellectual property rights in these brands, our sales and gross margins could be adversely affected.
The continuing migration of retailing to digital channels has increased our challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price, the functionality of the digital tools or a combination of factors. We must compete by offering a consistent, convenient shopping experience and value for our guests regardless of sales channel and by providing our guests and team members with reliable, effective, and easy-to-use digital tools. Any difficulties in executing our differentiation efforts, actions by our competitors in response to these efforts, or failures by vendors in managing their own channels, content and technology systems could hurt our ability to differentiate ourselves from other retailers and adversely affect our sales, gross margins, and expenses.
If we are unable to successfully provide a relevant and reliable experience for our guests, regardless of where our guest demand is ultimately fulfilled, our sales, results of operations and reputation could be adversely affected.
Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile and social media, among others). Our guests are using a variety of electronic devices and platforms to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We must anticipate and meet changing guest expectations and counteract new developments and technology investments by our competitors. Our evolving retailing efforts include implementing new technology, software and processes to be able to cost-effectively fulfill guest orders directly from our vendors and from any point within our system of stores and distribution centers. Providing flexible fulfillment options is complex and may not meet guest expectations for accurate order fulfillment, faster and guaranteed delivery times, and low-price or free shipping. If we are unable to attract and retain team members, contract with third parties, or make selective acquisitions to obtain the specialized skills needed to support these efforts, collect accurate, relevant, and usable guest data to support our personalization efforts, allow real-time and accurate visibility to product availability when guests are ready to purchase, quickly and efficiently fulfill orders using the fulfillment and payment methods guests demand, or provide a convenient and consistent experience for our guests across all sales channels, our ability to compete and our results of operations could be adversely affected. In addition, if Target.com and our other technology systems do not appeal to our guests, integrate with our vendors or other third parties, reliably function as designed, integrate across all sales channels, or maintain the privacy of data, we may experience a loss of guest confidence and lost sales, which could adversely affect our reputation and results of operations.
If we do not anticipate and respond quickly to changing consumer preferences, our sales, gross margins and profitability could suffer.
A large part of our business is dependent on our ability to make trend‑right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, accessories, home décor, electronics, toys, seasonal offerings, food, and other merchandise. If we do not obtain accurate and relevant data on guest preferences, predict changing consumer tastes, preferences, spending patterns and other lifestyle decisions, emphasize the correct categories, implement competitive and effective pricing and promotion strategies, or personalize our offerings to our guests, we may experience lost sales, spoilage, and increased inventory markdowns, which would adversely affect our results of operations by reducing our gross margins and hurting our profitability.
Investments and Infrastructure Risks
If our capital investments in remodeling existing stores, building new stores, and improving technology and supply chain infrastructure do not achieve appropriate returns, our competitive position, financial condition and results of operations may be adversely affected.
Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. Our current store remodel program is larger than historic levels and is being implemented using a custom approach based on the condition of each store and characteristics of the surrounding neighborhood. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Many of our expected new store sites are smaller, non-standard footprints located in fully developed markets, which require changes to our supply chain practices and are generally more time-consuming, expensive and uncertain undertakings than expansion into undeveloped suburban and ex-urban markets. Pursuing the wrong remodel or new store opportunities, any delays, cost increases, disruptions or other uncertainties related to those opportunities, and lower than expected sales from those opportunities, could adversely impact our results of operations.
Our business also relies on investments in technology and selective acquisitions, and the returns on these investments can be less predictable than remodeling and building stores. We are currently making, and expect to continue to make, significant investments in technology and selective acquisitions to improve guest experiences across sales channels and improve our supply chain and inventory management systems. These investments might not provide the anticipated benefits or desired return. In addition, if we are unable to successfully protect any intellectual property rights resulting from our investments, the value received from those investments may be eroded, which could adversely affect our financial condition.
Targeting the wrong investment opportunities, failing to successfully meet our strategic objectives when making the correct investments, being unable to make new concepts scalable, making an investment commitment significantly above or below our needs, or failing to effectively incorporate acquired businesses into our business could result in the loss of our competitive position and adversely affect our financial condition or results of operations.

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.
We rely extensively on our computer systems to manage and account for inventory, process guest transactions, manage and maintain the privacy of guest data, communicate with our vendors and other third parties, service Target-branded credit and debit card accounts, and summarize and analyze results. We also rely on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, engage in additional promotional activities to retain our guests, and encounter lost guest confidence, which could adversely affect our results of operations.
We continually invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact guest experience and guest confidence.
Data Security and Privacy Risks
If our efforts to protect the security of information about our guests, team members, vendors and other third parties are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.
We regularly receive and store information about our guests, team members, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.
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
We are dependent on our vendors to supply merchandise to our distribution centers, stores, and guests. As we continue to add capabilities, operating our fulfillment network becomes more complex and challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs, which could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.
A large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source, so any major changes in tax policy or trade relations, such as the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.
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
We rely on third parties to support our business, including portions of our technology development and support, our digital platforms and fulfillment operations, credit and debit card transaction processing, extensions of credit for our 5% REDcard Rewards loyalty program, the clinics and pharmacies operated by CVS within our stores, the infrastructure supporting our guest contact centers, aspects of our food offerings, and delivery services. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, if we fail to properly manage those third parties, if they fail to meet our performance standards and expectations, including with respect to data security, then our reputation, sales, and results of operations could be adversely affected. In addition, we could face increased costs or be limited in finding replacement providers or hiring and retaining team members to provide these services in-house. For example, if our guests unfavorably view CVS’s operations or if our relationship with CVS does not meet our strategic objectives, our ability to discontinue the relationship is limited and our results of operations may be adversely affected.
Legal, Regulatory, Global and Other External Risks
Our earnings depend on the state of macroeconomic conditions and consumer confidence in the United States.
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
These same considerations impact the success of our credit card program. Although we no longer own a consumer credit card receivables portfolio, we share in the profits generated by the credit card program with TD Bank Group (TD), which owns the receivables generated by our proprietary credit cards. Deterioration in macroeconomic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in us receiving lower profit‑sharing payments.
Uncharacteristic or significant weather conditions, alone or together with natural disasters, could adversely affect our operations.
Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states by total sales are California, Texas and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales are concentrated could result in significant physical damage to or closure of one or more of our stores, distribution centers or key vendors, and cause delays in the distribution of merchandise from our vendors to our distribution centers, stores, and guests, which could adversely affect our results of operations by increasing our costs and lowering our sales.

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
We have offices in India and China where there has generally been greater political, financial, environmental and health instability than the United States. An extended disruption of our operations in India or offices in China could adversely affect our operations and financial results.
Failure to address product safety and sourcing concerns could adversely affect our sales and results of operations.
If our merchandise offerings do not meet applicable safety standards or Target's or our guests’ expectations regarding safety, supply chain transparency and integrity of sources of supply, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. Our sourcing vendors must also meet our expectations across multiple areas of social compliance, including supply chain transparency and sources of supply. We have a social compliance audit process, but we are also dependent on our vendors to ensure that the products we buy comply with our standards. Negative guest perceptions regarding the safety of the products we sell and events that give rise to actual, potential or perceived social compliance concerns could hurt our reputation, result in lost sales, cause our guests to seek alternative sources for their needs, and make it difficult and costly for us to regain the confidence of our guests.
Our failure to comply with federal, state, local, and international laws, or changes in these laws could increase our costs, reduce our margins, and lower our sales.
Our business is subject to a wide array of laws and regulations in the United States and other countries in which we operate. Our expenses could increase, and our operations could be adversely affected by significant legislative changes to workforce-related issues, including an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, the classification of exempt and non-exempt employees, the distinction between employees and contractors, minimum wage requirements, advance scheduling notice requirements, and health care mandates. In addition, changes in the regulatory environment affecting privacy and information security, product safety, payment methods and related fees, responsible sourcing, supply chain transparency, or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with other applicable laws and regulations, including wage and hour laws, the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, and lowering our sales.

Financial Risks
Changes in our effective income tax rate could adversely affect our business, results of operations, liquidity, and net income.
A number of factors influence our effective income tax rate, including changes in tax law and related regulations, tax treaties, interpretation of existing laws, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income. In addition, our operations outside of the United States may cause greater volatility in our effective tax rate.
If we are unable to access the capital markets or obtain bank credit, our financial position, liquidity, and results of operations could suffer.
We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. Our continued access to financial markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If rating agencies lower our credit ratings, it could adversely impact our ability to access the debt markets, our cost of funds, and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate and equity price fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to fund our operations and capital investments, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Stores at February 3, 2018	Stores	Retail Sq. Ft. (in thousands)		Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,150	Montana	7	780
Alaska	3	504	Nebraska	14	2,006
Arizona	47	6,187	Nevada	17	2,242
Arkansas	9	1,165	New Hampshire	9	1,148
California	283	35,948	New Jersey	45	5,882
Colorado	41	6,215	New Mexico	10	1,185
Connecticut	20	2,672	New York	79	10,117
Delaware	3	440	North Carolina	51	6,540
District of Columbia	1	179	North Dakota	4	554
Florida	122	16,985	Ohio	62	7,675
Georgia	50	6,820	Oklahoma	15	2,168
Hawaii	7	1,111	Oregon	19	2,280
Idaho	6	664	Pennsylvania	71	8,827
Illinois	94	12,152	Rhode Island	4	517
Indiana	31	4,174	South Carolina	19	2,359
Iowa	20	2,835	South Dakota	5	580
Kansas	17	2,385	Tennessee	31	3,990
Kentucky	13	1,551	Texas	149	20,863
Louisiana	15	2,120	Utah	13	1,954
Maine	5	630	Vermont	—	—
Maryland	39	4,860	Virginia	58	7,689
Massachusetts	42	5,260	Washington	37	4,329
Michigan	53	6,370	West Virginia	6	755
Minnesota	74	10,440	Wisconsin	37	4,560
Mississippi	6	743	Wyoming	2	187
Missouri	35	4,608
			Total	1,822	239,355

Stores and Distribution Centers at February 3, 2018	Stores	Distribution Centers (a)
Owned	1,526	33
Leased	136	8
Owned buildings on leased land	160	—
Total	1,822	41
(a)    The 41 distribution centers have a total of 52,549 thousand square feet.

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

Item 3.    Legal Proceedings

The following proceedings are being reported pursuant to Item 103 of Regulation S-K:
The Federal Securities Law Class Actions and ERISA Class Actions defined below relate to certain prior disclosures by Target about its expansion of retail operations into Canada (the Canada Disclosure). Target intends to continue to vigorously defend these actions.
Federal Securities Law Class Actions
On May 17, 2016 and May 24, 2016, Target Corporation and certain present and former officers were named as defendants in two purported federal securities law class actions filed in the United States District Court for the District of Minnesota (the Court). The plaintiffs filed a Consolidated Amended Class Action Complaint (the First Complaint) on November 14, 2016, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to the Canada Disclosure and naming Target, its former chief executive officer, its present chief operating officer, and the former president of Target Canada as defendants. The plaintiff sought to represent a class consisting of all purchasers of Target common stock between March 20, 2013 and August 4, 2014 and sought damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors about the performance and prospects of Target Canada and that such conduct affected the value of Target common stock. On July 31, 2017 the Court issued a combined order dismissing the Federal Securities Law Class Actions. On August 29, 2017 the plaintiff filed a motion to alter or amend the final judgment entered by the Court dismissing the Federal Securities Law Class Actions. The plaintiffs also asked the Court for permission to file a Second Amended Class Action Complaint (the Second Complaint), which has substantially similar allegations, defendants, class representation, and damages sought as the First Complaint. On October 16, 2017, Target and the other defendants filed their opposition to plaintiff's motion to alter or amend the final judgment dismissing the Federal Securities Law Class Actions. That motion has not yet been heard or decided.
ERISA Class Actions
On July 12, 2016 and July 15, 2016, Target Corporation, the Plan Investment Committee and Target’s current chief operating officer were named as defendants in two purported Employee Retirement Income Security Act of 1974 (ERISA) class actions filed in the Court. The plaintiffs filed an Amended Class Action Complaint (the First ERISA Class Action) on December 14, 2016, alleging violations of Sections 404 and 405 of ERISA relating to the Canada Disclosure and naming Target, the Plan Investment Committee, and seven present or former officers as defendants. The plaintiffs sought to represent a class consisting of all persons who were participants in or beneficiaries of the Target Corporation 401(k) Plan or the Target Corporation Ventures 401(k) Plan (collectively, the Plans) at any time between February 27, 2013 and May 19, 2014 and whose Plan accounts included investments in Target stock and sought damages, an injunction and other unspecified equitable relief, and attorneys’ fees, expenses, and costs, based on allegations that the defendants breached their fiduciary duties by failing to take action to prevent Plan participants from continuing to purchase Target stock during the class period at prices that allegedly were artificially inflated. On July 31, 2017 the Court issued a combined order dismissing the ERISA Class Actions. On August 30, 2017 the plaintiffs filed a new ERISA Class Action (the Second ERISA Class Action) in the Court, which has substantially similar allegations, defendants, class representation, and damages sought as the First ERISA Class Action, except that the class period is extended to August 6, 2014. On November 13, 2017, Target and the other defendants filed a motion to dismiss the Second ERISA Class Action. A hearing on that motion was held on February 22, 2018, but it has not yet been decided.
The following governmental enforcement proceedings relating to environmental matters are reported pursuant to instruction 5(C) of Item 103 of Regulation S-K because they involve potential monetary sanctions in excess of $100,000:
On February 27, 2015, the California Attorney General sent us a letter alleging, based on a series of compliance checks, that we have not achieved compliance with California’s environmental laws and the provisions of the injunction that was part of a settlement reached in 2011. Representatives of Target have had a series of meetings with representatives of the Attorney General’s Office and certain California District Attorneys’ Offices to discuss the allegations. No formal legal action has been commenced, but the parties are discussing resolution of the matter.
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

Name	Title and Business Experience	Age

Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014. Chief Executive Officer of PepsiCo Americas Foods, a division of PepsiCo, Inc., a multinational food and beverage corporation, from March 2012 to July 2014.	59
Rick H. Gomez	Executive Vice President and Chief Marketing Officer since January 2017. Senior Vice President, Brand and Category Marketing from April 2013 to January 2017. Vice President, Brand Marketing at MillerCoors, a multinational brewing company, from April 2011 to April 2013.	48
Don H. Liu	Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary since October 2017. Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2016 to September 2017. Executive Vice President, General Counsel and Corporate Secretary of Xerox Corporation from July 2014 to August 2016, and Senior Vice President, General Counsel and Corporate Secretary from March 2007 to July 2014.	56
Stephanie A. Lundquist	Executive Vice President and Chief Human Resources Officer since February 2016. Senior Vice President, Human Resources from January 2015 to February 2016. Senior Vice President, Stores and Distribution Human Resources from February 2014 to January 2015. From March 2011 to January 2014, Ms. Lundquist held several leadership positions with Target Canada.	42
Michael E. McNamara	Executive Vice President and Chief Information & Digital Officer since September 2016. Executive Vice President and Chief Information Officer from June 2015 to September 2016. Chief Information Officer of Tesco PLC, a multinational grocery and general merchandise retailer, from March 2011 to May 2015.	53
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015. Executive Vice President and Chief Financial Officer from April 2012 to August 2015.	52
Minsok Pak	Executive Vice President and Chief Strategy & Innovation Officer since August 2017. Senior Vice President of Shopper Marketing & Channel Development, LEGO Retail, LEGO Group, a developer and producer of toys, from April 2016 to July 2017. Partner, Digital Transformation, McKinsey & Company, a global management consulting firm, from April 2014 to April 2016. Managing Director, Actium Corporation, a private equity firm, from June 2010 to April 2014.	49
Janna A. Potts	Executive Vice President and Chief Stores Officer since January 2016. Senior Vice President, Stores and Supply Chain Human Resources from February 2015 to January 2016. Senior Vice President, Target Canada Stores and Distribution from March 2014 to January 2015. Senior Vice President, Store Operations from August 2009 to March 2014.	50
Cathy R. Smith	Executive Vice President and Chief Financial Officer since September 2015. Executive Vice President and Chief Financial Officer of Express Scripts Holding Company, a pharmacy benefit manager, from February 2014 to December 2014. Executive Vice President of Strategy and Chief Financial Officer for Walmart International, a division of Wal-Mart Stores, Inc., a discount retailer, from March 2010 to January 2014.	54
Mark J. Tritton	Executive Vice President and Chief Merchandising Officer since June 2016. President of Nordstrom Product Group, of Nordstrom Inc., a fashion specialty retailer, from June 2009 to June 2016.	54
Laysha L. Ward	Executive Vice President and Chief External Engagement Officer since January 2017. Chief Corporate Social Responsibility Officer from December 2014 to January 2017. President, Community Relations and Target Foundation from July 2008 to December 2014.	50

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. At March 8, 2018, there were 14,710 shareholders of record. Dividends declared per share and the high and low closing common stock price for each fiscal quarter during 2017 and 2016 are disclosed in Note 31 of the Financial Statements.
On September 20, 2016, our Board of Directors authorized a $5 billion share repurchase program. We began repurchasing shares under this authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under this program, we repurchased 21.3 million shares of common stock through February 3, 2018, at an average price of $60.52, for a total investment of $1.3 billion. The table below presents information with respect to Target common stock purchases made during the three months ended February 3, 2018, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
October 29, 2017 through November 25, 2017
Open market and privately negotiated purchases	583,027	$55.36	583,027	$3,841,829,136
August 2017 ASR (a)	279,645	57.78	279,645	3,931,213,840
November 2017 ASR	2,350,000	65.97	2,350,000	3,681,213,840
November 26, 2017 through December 30, 2017
Open market and privately negotiated purchases	548,183	57.37	548,183	3,649,761,870
December 31, 2017 through February 3, 2018
Open market and privately negotiated purchases	527,361	66.45	527,361	3,614,721,098
November 2017 ASR (b)	—	—	—	3,709,702,895
Total	4,288,216	$62.95	4,288,216	$3,709,702,895

(a)	Represents the incremental shares received upon final settlement of the accelerated share repurchase agreement (ASR) initiated in third quarter 2017.

(b)	No additional shares were received upon final settlement of the ASR initiated in November 2017.

Comparison of Cumulative Five Year Total Return
Target Corp
S&P 500 Index
Current Peer Group
Previous Peer Group
Dollars
300
250
200
150
100
50
0
2/02/13
2/01/14
1/31/15
1/30/16
1/28/17
2/03/18

	Fiscal Years Ended
	February 2, 2013	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018
Target	$100.00	$94.85	$127.22	$128.74	$116.88	$139.50
S&P 500 Index	100.00	120.30	137.42	136.50	164.99	202.66
Current Peer Group	100.00	121.51	151.16	164.97	183.17	263.52
Previous Peer Group	100.00	120.95	149.92	163.25	181.67	261.95

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 18 online, general merchandise, department store, food, and specialty retailers, which are large and meaningful competitors (Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Publix Super Markets, Inc., Rite Aid Corporation, Sears Holdings Corporation, Staples, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group excluding Publix Super Markets, Inc., which is no longer quoted on a public stock exchange and Staples, Inc., which is no longer publicly traded, plus Dollar Tree, Inc. (Current Peer Group). The Current Peer Group is consistent with the retail peer group used for our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2018.
The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index and the Peer Group on February 2, 2013, and reinvestment of all dividends.

Item 6.    Selected Financial Data

	As of or for the Fiscal Year Ended
(millions, except per share data)	2017 (a)	2016	2015	2014	2013
Sales	$71,879	$69,495	$73,785	$72,618	$71,279
Net Earnings / (Loss)
Continuing operations	2,928	2,669	3,321	2,449	2,694
Discontinued operations	6	68	42	(4,085)	(723)
Net earnings / (loss)	2,934	2,737	3,363	(1,636)	1,971
Basic Earnings / (Loss) Per Share
Continuing operations	5.35	4.62	5.29	3.86	4.24
Discontinued operations	0.01	0.12	0.07	(6.44)	(1.14)
Basic earnings / (loss) per share	5.36	4.74	5.35	(2.58)	3.10
Diluted Earnings / (Loss) Per Share
Continuing operations	5.32	4.58	5.25	3.83	4.20
Discontinued operations	0.01	0.12	0.07	(6.38)	(1.13)
Diluted earnings / (loss) per share	5.33	4.70	5.31	(2.56)	3.07
Cash dividends declared per share	2.46	2.36	2.20	1.99	1.65

Total assets	38,999	37,431	40,262	41,172	44,325
Long-term debt, including current portion	11,587	12,749	12,760	12,725	12,494
Note: This information should be read in conjunction with MD&A and the Financial Statements. Per share amounts may not foot due to rounding.

(a)	Consisted of 53 weeks.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2017 (a 53-week year) included the following notable items:

•	GAAP earnings per share from continuing operations were $5.32, including discrete benefits related to the Tax Cuts and Jobs Act (the Tax Act).

•	Adjusted earnings per share were $4.71, which excludes discrete benefits related to the Tax Act and other items described on page 22.

•	Comparable sales increased 1.3 percent, driven by a 1.6 percent increase in traffic.

•	Comparable digital channel sales growth of 27 percent contributed 1.2 percentage points of comparable sales growth.

•	We returned $2.4 billion to shareholders through dividends and share repurchases.

•	We made several investments to improve and expand our delivery capabilities; most notably, we purchased Shipt, an online same-day delivery company, for approximately $550 million.

Sales were $71,879 million for 2017, an increase of $2,384 million or 3.4 percent from the prior year, due to a comparable sales increase of 1.3 percent, the extra week in 2017, and the contribution from new stores. Earnings from continuing operations before interest expense and income taxes in 2017 decreased by $657 million or 13.2 percent from 2016 to $4,312 million. The Analysis of Results of Operations discussion provides more information. Operating cash flow provided by continuing operations was $6,849 million for 2017, an increase of $1,520 million, or 28.5 percent from $5,329 million for 2016. Refer to the Cash Flows discussion within the Liquidity and Capital Resources section of MD&A on page 25 for additional information.

Earnings Per Share From Continuing Operations				Percent Change
	2017 (a)	2016	2015	2017/2016	2016/2015
GAAP diluted earnings per share	$5.32	$4.58	$5.25	16.2%	(12.7)%
Adjustments	(0.61)	0.42	(0.56)
Adjusted diluted earnings per share	$4.71	$5.01	$4.69	(5.9)%	6.7%
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
(a)    Consisted of 53 weeks.

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended February 3, 2018, ROIC was 15.9 percent, compared with 15.0 percent for the trailing twelve months ended January 28, 2017. Excluding the discrete impacts of the Tax Act, ROIC was 14.0 percent for the trailing twelve months ended February 3, 2018. A reconciliation of ROIC is provided on page 24.

Analysis of Results of Operations

Segment Results

				Percent Change
(dollars in millions)	2017 (a)	2016	2015 (b)	2017/2016	2016/2015
Sales	$71,879	$69,495	$73,785	3.4%	(5.8)%
Cost of sales (c)	51,125	49,145	52,241	4.0	(5.9)
Gross margin	20,754	20,350	21,544	2.0	(5.5)
SG&A expenses (d)	14,248	13,360	14,448	6.6	(7.5)
Depreciation and amortization (exclusive of depreciation included in cost of sales) (c)	2,194	2,025	1,969	8.4	2.8
EBIT	$4,312	$4,965	$5,127	(13.2)%	(3.2)%
Note: See Note 30 of our Financial Statements for a reconciliation of our segment results to Earnings Before Income Taxes and more information about items recorded outside of segment SG&A.

(a)	Consisted of 53 weeks.

(b)
Sales and Cost of Sales include $3,815 million and $3,076 million, respectively, related to our former pharmacy and clinic businesses for 2015. The sale of these businesses had no notable impact on EBIT.

(c)	Refer to Note 3 of the Financial Statements for information about the reclassification of supply chain-related depreciation expense to Cost of Sales.

(d)	For 2017, 2016, and 2015, SG&A Expenses includes $694 million, $663 million, and $641 million, respectively, of net profit-sharing income under our credit card program agreement.

Rate Analysis	2017 (a)	2016	2015
Gross margin rate (b)	28.9%	29.3%	29.2%
SG&A expense rate	19.8	19.2	19.6
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate (b)	3.1	2.9	2.7
EBIT margin rate (c)	6.0	7.1	6.9
Note: Rate analysis metrics are computed by dividing the applicable amount by Sales.

(a)	Consisted of 53 weeks.

(b)	Reclassifying supply chain-related depreciation expense to Cost of Sales reduced the gross margin and depreciation and amortization rates by 0.3-0.4 percentage points for all periods presented.

(c)	Excluding sales of our former pharmacy and clinic businesses, EBIT margin rate was 7.3 percent for 2015.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Note 2 of the Financial Statements provides a gift card "breakage" definition. Digital channel sales include all sales initiated through mobile applications and our websites. Digital channel sales may be fulfilled through our stores, our distribution centers, our vendors, or other delivery options, including store drive-up and delivery via our wholly own subsidiary, Shipt.
The increase in 2017 sales is due to a comparable sales increase of 1.3 percent, the extra week in 2017, and the contribution from new stores. The extra week contributed $1,167 million of sales, or 1.7 percentage points of increase over 2016. The decrease in 2016 sales compared to 2015 reflects a decrease of approximately $3,815 million due to the Pharmacy Transaction and a 0.5 percent comparable sales decrease, partially offset by the contribution from new stores. Inflation did not materially affect sales in any period presented.

Sales by Channel	2017	2016	2015 (a)
Stores	94.5%	95.6%	96.6%
Digital	5.5	4.4	3.4
Total	100%	100%	100%

(a)	Excluding sales of our former pharmacy and clinic businesses, stores and digital channels sales were 96.4 percent and 3.6 percent of total sales, respectively, for 2015.

Comparable sales is a measure that highlights the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. We removed pharmacy and clinic sales from the 2015 sales amounts when calculating 2016 comparable sales. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Comparable Sales	2017	2016	2015
Comparable sales change	1.3%	(0.5)%	2.1%
Drivers of change in comparable sales
Number of transactions	1.6	(0.8)	1.3
Average transaction amount	(0.3)	0.3	0.8

Contribution to Comparable Sales Change	2017	2016	2015
Stores channel comparable sales change	0.1%	(1.5)%	1.3%
Digital channel contribution to comparable sales change	1.2	1.0	0.8
Total comparable sales change	1.3%	(0.5)%	2.1%
Note: Amounts may not foot due to rounding.

Sales by Product Category	Percentage of Sales
	2017	2016	2015
Beauty and household essentials (a)(b)	23%	24%	28%
Food and beverage (a)(c)	20	20	19
Apparel and accessories (d)	20	20	19
Home furnishings and décor (e)	19	19	17
Hardlines (f)	18	17	17
Total	100%	100%	100%

(a)	For all periods presented, pet supplies, which represented approximately 2 percent of total sales, has been reclassified from food and beverage to beauty and household essentials.

(b)	Includes pharmacy, beauty, personal care, baby care, cleaning, paper products, and pet supplies. Pharmacy represented 5 percent of total sales in 2015.

(c)	Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, and produce.

(d)	Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as intimate apparel, jewelry, accessories, and shoes.

(e)	Includes furniture, lighting, kitchenware, small appliances, home décor, bed and bath, home improvement, automotive, and seasonal merchandise such as patio furniture and holiday décor.

(f)	Includes electronics (including video game hardware and software), music, movies, books, computer software, sporting goods, and toys.

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and transfer of sales to new stores makes further analysis of sales metrics infeasible.
TD offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as REDcards®. Guests receive a 5 percent discount on virtually all purchases and free shipping when they use a REDcard. We monitor the percentage of sales that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our REDcards are also incremental sales for Target.

REDcard Penetration	2017	2016	2015
Target Debit Card	13.0%	12.8%	12.1%
Target Credit Cards	11.3	11.2	10.1
Total REDcard Penetration	24.3%	24.0%	22.3%
Note: Excluding pharmacy and clinic sales, total REDcard penetration would have been 23.2 percent for 2015. The sum of Target Credit Cards and Target Debit Card penetration may not equal Total REDcard Penetration due to rounding.

Gross Margin Rate

Our gross margin rate was 28.9 percent in 2017, 29.3 percent in 2016, and 29.2 percent in 2015. The 2017 decrease was primarily due to increased digital fulfillment costs. Benefits from cost savings initiatives were offset by net investments in pricing and promotions.

The 2016 increase was primarily due to the Pharmacy Transaction and favorable category sales mix, partially offset by increased digital fulfillment costs. Cost of goods savings helped offset the impact of a competitive promotional environment.

Selling, General and Administrative Expense Rate

Our SG&A expense rate was 19.8 percent in 2017, 19.2 percent in 2016, and 19.6 percent in 2015. The increase in 2017 was primarily due to higher compensation costs, including both bonus expense and store wages, partially offset by cost savings primarily driven by efficiency in our technology operations.
The decrease in 2016 primarily resulted from the benefit of the Pharmacy Transaction and technology-related cost savings, partially offset by increased stores hourly payroll.

Depreciation and Amortization Expense Rate

Our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.1 percent in 2017, 2.9 percent in 2016, and 2.7 percent in 2015. The 2017 increase was primarily due to higher accelerated depreciation for planned store remodels, partially offset by the rate impact of the 53rd week of sales. The 2016 increase was due to the rate impact of lower sales in 2016 than 2015.

Store Data

Change in Number of Stores	2017	2016
Beginning store count	1,802	1,792
Opened	32	15
Closed	(12)	(5)
Ending store count	1,822	1,802

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
170,000 or more sq. ft.	274	276	48,966	49,328
50,000 to 169,999 sq. ft.	1,500	1,504	189,030	189,620
49,999 or less sq. ft.	48	22	1,359	554
Total	1,822	1,802	239,355	239,502

(a)	In thousands, reflects total square feet less office, distribution center and vacant space.

Other Performance Factors

Other Selling, General and Administrative Expenses

We recorded $(4) million and $216 million of selling, general and administrative expenses outside of the segment during 2016 and 2015, respectively, because they relate to discretely managed matters. Additional information about these discretely managed items is provided within Note 30 of the Financial Statements.

Net Interest Expense

Net interest expense from continuing operations was $666 million, $1,004 million, and $607 million for 2017, 2016, and 2015, respectively. Net interest expense for 2017 and 2016 included losses on early retirement of debt of $123 million and $422 million, respectively.

Provision for Income Taxes

Our 2017 effective income tax rate from continuing operations decreased to 19.7 percent, from 32.7 percent in 2016, driven primarily by the impact of the Tax Act, which among other matters reduced the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
The Tax Act reduced our 2017 income tax expense by $388 million, comprised of the following:

•
The new lower tax rate reduced tax expense by $36 million. Target’s U.S. federal statutory tax rate was 33.7 percent for 2017, which reflects a blended federal statutory rate of 35% for approximately 11 months and 21% for approximately 1 month.

•
We recognized a provisional net tax benefit of $352 million related to remeasurement of our net deferred tax liabilities, including $381 million of benefit from the new lower rate, partially offset by $29 million of deferred income tax expense from our foreign operations. In 2017, due to changes effected by the Tax Act and other reasons, we have not asserted indefinite reinvestment in our foreign operations.

Certain other provisions of the Tax Act not expected to have a material impact on net income are as follows:

•
Through 2022, the Tax Act allows companies to immediately deduct the cost of certain capital expenditures from taxable income instead of deducting the costs over time. This provision phases out over 2023-2027.

•
The Tax Act implements a territorial tax system and imposes a one-time repatriation tax on deemed repatriated accumulated foreign earnings as of December 31, 2017. The one-time repatriation tax did not materially affect our net tax expense because in the aggregate our foreign entities have an accumulated earnings deficit, driven by our discontinued operations.

•
Although the Tax Act generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, it creates a new requirement that certain income referred to as global intangible low-taxed income earned by controlled foreign corporations must be included currently in the gross income of the entity's U.S. shareholder.

•	The Tax Act limits the deductibility of interest, executive compensation, and certain other expenses.

As described in Note 23 of the Financial Statements, certain aspects of our 2017 income tax provision related to the Tax Act amounts are provisional.

We expect a 2018 effective tax rate of 22 percent to 25 percent. We expect a corresponding 2018 operating cash flow benefit from the lower rate and, to a lesser degree, additional operating cash flow benefits from the immediate deductibility provision described above.

Our 2016 effective income tax rate from continuing operations increased to 32.7 percent, from 32.5 percent in 2015, driven primarily by the 2015 rate impact of the $112 million tax benefit from releasing the valuation allowance on a capital loss carryforward. This comparative rate impact was partially offset by $27 million of excess tax benefit in 2016 related to shared-based payments after the adoption of Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, and lower pretax earnings.

Note 23 of the Financial Statements provides additional information.

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

	2017 (a)			2016			2015
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$5.32			$4.58			$5.25
Adjustments
Tax Act (b)	$—	$(352)	$(0.64)	$—	$—	$—	$—	$—	$—
Loss on early retirement of debt	123	75	0.14	422	257	0.44	—	—	—
Gain on sale (c)	—	—	—	—	—	—	(620)	(487)	(0.77)
Restructuring costs (d)	—	—	—	—	—	—	138	87	0.14
Data breach-related costs, net of insurance (e)	(5)	(3)	(0.01)	—	—	—	39	28	0.04
Other (f)	—	—	—	(4)	(2)	—	39	29	0.05
Resolution of income tax matters	—	(57)	(0.10)	—	(7)	(0.01)	—	(8)	(0.01)
Adjusted diluted earnings per share from continuing operations			$4.71			$5.01			$4.69
Note: Amounts may not foot due to rounding.
(a)    Consisted of 53 weeks.

(b)	Represents discrete items related to the Tax Act. Refer to the Provision for Income Taxes discussion within MD&A and Note 23 of the Financial Statements.

(c)	Refer to Note 6 of the Financial Statements.

(d)	Refer to Note 8 of the Financial Statements.

(e)	Represents amounts related to the 2013 data breach.

(f)	For 2016, represents items related to the Pharmacy Transaction. For 2015, represents impairments related to our decision to wind down certain noncore operations.

We have presented consolidated earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, because we believe that these measures provide meaningful information about our operational efficiency compared to our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and, for EBITDA, capital investment. These measures are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is net earnings from continuing operations. Consolidated EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate consolidated EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA				Percent Change
(millions)	2017 (a)	2016	2015	2017/2016	2016/2015
Net earnings from continuing operations	$2,928	$2,669	$3,321	9.7%	(19.6)%
+ Provision for income taxes	718	1,296	1,602	(44.7)	(19.1)
+ Net interest expense	666	1,004	607	(33.6)	65.3
EBIT	4,312	4,969	5,530	(13.2)	(10.1)
+ Total depreciation and amortization (b)	2,445	2,298	2,213	6.4	3.8
EBITDA	$6,757	$7,267	$7,743	(7.0)%	(6.2)%
(a)     Consisted of 53 weeks.

(b)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales on our Consolidated Statements of Operations.

We have also disclosed after-tax return on invested capital for continuing operations (ROIC), which is a ratio based on GAAP information, with the exception of adjustments made to capitalize operating leases. Operating leases are capitalized as part of the ROIC calculation to control for differences in capital structure across companies. This metric provides a measure of the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure.

After-Tax Return on Invested Capital

Numerator	Trailing Twelve Months
(dollars in millions)	February 3, 2018 (a)	January 28, 2017
Earnings from continuing operations before interest expense and income taxes	$4,312	$4,969
+ Operating lease interest (b)(c)	80	71
Adjusted earnings from continuing operations before interest expense and income taxes	4,392	5,040
- Income taxes (d)	864	1,648
Net operating profit after taxes	$3,528	$3,392

Denominator (dollars in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Current portion of long-term debt and other borrowings	$270	$1,718	$815
+ Noncurrent portion of long-term debt	11,317	11,031	11,945
+ Shareholders' equity	11,709	10,953	12,957
+ Capitalized operating lease obligations (c)(e)	1,339	1,187	1,457
- Cash and cash equivalents	2,643	2,512	4,046
- Net assets of discontinued operations (f)	2	62	226
Invested capital	$21,990	$22,315	$22,902
Average invested capital (g)	$22,152	$22,608

After-tax return on invested capital	15.9%	(d)	15.0%

(a)	Consisted of 53 weeks.

(b)
Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as capital leases, using eight times our trailing twelve months rent expense and an estimated interest rate of six percent.

(c)
See the following Reconciliation of Capitalized Operating Leases table for the adjustments to our GAAP total rent expense to obtain the hypothetical capitalization of operating leases and related operating lease interest.

(d)
Calculated using the effective tax rates for continuing operations, which were 19.7 percent and 32.7 percent for the trailing twelve months ended February 3, 2018 and January 28, 2017, respectively. For the twelve months ended February 3, 2018 and January 28, 2017, includes tax effect of $848 million and $1,624 million, respectively, related to EBIT and $16 million and $23 million, respectively, related to operating lease interest. The effective tax rate for the trailing twelve months ended February 3, 2018 includes discrete tax benefits related to the Tax Act and the impact of the new lower U.S. corporate income tax rate. Excluding the discrete impacts of the Tax Act, ROIC was 14.0 percent for the trailing twelve months ended February 3, 2018.

(e)	Calculated as eight times our trailing twelve months rent expense.

(f)	Included in Other Assets and Liabilities on the Consolidated Statements of Financial Position.

(g)	Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

Capitalized operating lease obligations and operating lease interest are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is total rent expense. Capitalized operating lease obligations and operating lease interest should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP.

Reconciliation of Capitalized Operating Leases	Trailing Twelve Months
(dollars in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Total rent expense	$167	$148	$182
Capitalized operating lease obligations (total rent expense x 8)	1,339	1,187	1,457
Operating lease interest (capitalized operating lease obligations x 6%)	80	71	n/a

Our calculation of after-tax ROIC will change when we adopt ASU No. 2016-02, Leases in the first quarter of 2018, primarily resulting from replacing calculated operating lease obligations with GAAP operating lease obligations and an interest adjustment specific to the lease portfolio. We expect these changes to result in an ROIC decrease of approximately 0.2-0.5 percentage points for all periods presented. Refer to Note 22 to the Financial Statements for additional information.

Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance increased to $2,643 million from $2,512 million in 2016. As of February 3, 2018, $808 million of cash and cash equivalents were held at entities located outside the United States. There are no substantial taxes or restrictions to repatriate these holdings for domestic use. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $6,849 million in 2017 compared with $5,329 million in 2016. The operating cash flow increase is due to increased payables leverage primarily driven by changes in vendor payment terms in 2017, partially offset by an inventory increase in 2017 compared to a decrease during 2016. The operating cash flow increase is also partially due to the payment of approximately $500 million of taxes during 2016 related to the Pharmacy Transaction.

Inventory

Year-end inventory was $8,657 million, compared with $8,309 million in 2016. We increased inventory in 2017 to support higher sales.

Capital Expenditures

(a) In addition to these cash investments, we entered into leases related to new stores in 2017, 2016, and 2015 with total future minimum lease payments of $438 million, $550 million, and $338 million, respectively.

Capital expenditures increased in 2017 from the prior year primarily due to increased investments in existing stores as we accelerated our current store remodel program. This investment acceleration follows an increase in 2016 as compared to 2015 due to increased remodels and guest experience enhancements. In 2016, these increases were partially offset by capital expenditure reductions driven by efficiency gains in technology.
We expect capital expenditures in 2018 to increase to approximately $3.5 billion as we accelerate the rate of store remodels, continue our current rate of small-format store openings, and continue to make supply chain investments. We also expect to continue our current rate of investment in store leases.

Dividends

We paid dividends totaling $1,338 million ($2.44 per share) in 2017 and $1,348 million ($2.32 per share) in 2016, a per share increase of 5.2 percent. We declared dividends totaling $1,356 million ($2.46 per share) in 2017, a per share increase of 4.2 percent over 2016. We declared dividends totaling $1,359 million ($2.36 per share) in 2016, a per share increase of 7.3 percent over 2015. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchases

During 2017, 2016, and 2015 we returned $1,026 million, $3,686 million, and $3,441 million, respectively, to shareholders through share repurchase. See Part II, Item 5 of this Annual Report on Form 10-K and Note 25 to the Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of February 3, 2018, our credit ratings were as follows:

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
In 2017, we transitioned to longer payment terms with many of our suppliers. Because of these changes, we expect less variability in our working capital needs throughout the year as we continue to better match payables to inventory levels. In 2017, we funded our holiday sales period working capital needs through internally generated funds. In 2016, we funded our peak holiday sales period working capital needs through internally generated funds and the issuance of commercial paper.
We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks in October 2016. In October 2017, we extended this credit facility by one year to expire in October 2022. This unsecured revolving credit facility replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2017, 2016, or 2015.
Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, at February 3, 2018, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.
Note 20 of the Financial Statements provides more information about financing activities.
We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Commitments and Contingencies

Contractual Obligations as of	Payments Due by Period
February 3, 2018		Less than	1-3	3-5	After 5
(millions)	Total	1 Year	Years	Years	Years
Recorded contractual obligations:
Long-term debt (a)	$10,537	$201	$2,096	$1,119	$7,121
Capital lease obligations (b)	2,001	92	193	192	1,524
Deferred compensation (c)	543	53	102	97	291
Real estate liabilities (d)	114	114	—	—	—
Tax contingencies (e)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt	6,321	429	782	663	4,447
Operating leases (b)	4,153	227	460	439	3,027
Purchase obligations (f)	1,225	513	429	65	218
Real estate obligations (g)	602	602	—	—	—
Future contributions to retirement plans (h)	—	—	—	—	—
Contractual obligations	$25,496	$2,231	$4,062	$2,575	$16,628

(a)	Represents principal payments only. See Note 20 of the Financial Statements for further information.

(b)
These payments also include $244 million and $386 million of legally binding minimum lease payments for stores that are expected to open in 2018 or later for capital and operating leases, respectively. See Note 22 of the Financial Statements for further information.

(c)
The timing of deferred compensation payouts is estimated based on payments currently made to former employees and retirees, forecasted investment returns, and the projected timing of future retirements.

(d)	Real estate liabilities include costs incurred but not paid related to the construction or remodeling of real estate and facilities.

(e)
Estimated tax contingencies of $363 million, including interest and penalties and primarily related to continuing operations, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 23 of the Financial Statements for further information.

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

(h)
We have not included obligations under our pension plans in the contractual obligations table above because no additional amounts are required to be funded as of February 3, 2018. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

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

Inventory and cost of sales:    Our inventory is valued at the lower of cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $8,657 million and $8,309 million at February 3, 2018 and January 28, 2017, respectively, and is further described in Note 12 of the Financial Statements.

Vendor income:    We receive various forms of consideration from our vendors (vendor income), principally earned as a result of volume rebates, markdown allowances, promotions, and advertising allowances. Substantially all vendor income is recorded as a reduction of cost of sales.
We establish a receivable for vendor income that is earned but not yet received. Based on the agreements in place, this receivable is computed by estimating when we have completed our performance and when the amount is earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $416 million and $385 million at February 3, 2018 and January 28, 2017, respectively. Vendor income is described further in Note 4 of the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or disposition of the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent opinions of value, as appropriate. We recorded impairments of $91 million, $43 million, and $54 million in 2017, 2016, and 2015, respectively, which are described further in Note 14 of the Financial Statements.

Goodwill: We perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occur that would indicate a reduced fair value in our reporting unit could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. During our qualitative assessment we make significant estimates, assumptions, and judgments, including, but not limited to, the macroeconomic conditions, industry and market conditions, cost factors, including product and SG&A costs, overall financial performance of the Company, changes in our share price, and relevant company-specific events. If we determine that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, we perform the first step of the impairment process, which compares the fair value of the reporting unit to its carrying amount, including the goodwill. We have not been required to perform a quantitative analysis of goodwill in 2017 or 2016. We recorded a $12 million impairment of goodwill in 2015 related to the wind down of noncore operations.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded at our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $419 million and $447 million at February 3, 2018 and January 28, 2017, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a five percent increase or decrease in average claim costs would impact our self-insurance expense by $21 million in 2017. Historically, adjustments to our estimates have not been material. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities.
We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the President signed the Tax Act into law. Note 23 of the Financial Statements provides additional information.
The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $363 million and $222 million at February 3, 2018 and January 28, 2017, respectively, and primarily relate to continuing operations. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 23 of the Financial Statements.

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
Our 2017 expected long-term rate of return on plan assets of 6.55 percent is determined by the portfolio composition, historical long-term investment performance, and current market conditions. A one percentage point decrease in our expected long-term rate of return would increase annual expense by $38 million.
The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $31 million.
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

New Accounting Pronouncements

Refer to Note 2, Note 22, Note 28, and Note 29 of the Financial Statements for a description of new accounting pronouncements related to revenues, leases, pension expense, and accumulated other comprehensive income, respectively. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or words of similar import. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the expected impact of the Pharmacy Transaction on our financial performance, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the impact of changes in the expected effective income tax rate on net income, including those resulting from the Tax Act, the impact of certain Tax Act provisions on our cash flows, the expected compliance with debt covenants, the expected impact and timing of adopting new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected returns on pension plan assets, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for investigations, inquiries, claims and litigation, expected changes to our contractual obligations and liabilities, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, the resolution of tax matters, and changes in our assumptions and expectations.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At February 3, 2018, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a LIBOR-plus floating-rate. Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short term investments. At February 3, 2018, our floating rate short-term investments exceeded our floating rate debt by approximately $900 million. Based on our balance sheet position at February 3, 2018, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our floating rate short-term investments, would not be significant. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate environments. See further description of our debt and derivative instruments in Notes 20 and 21 to the Financial Statements.
We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position at February 3, 2018, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $6 million.
In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plans. The value of our pension liabilities is inversely related to changes in interest rates. A 0.5 percentage point decrease to the weighted average discount rate would increase annual expense by $31 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 55 percent of the interest rate exposure of our funded status.
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

/s/ Brian C. Cornell	/s/ Cathy R. Smith
Brian C. Cornell Chairman and Chief Executive Officer March 14, 2018	Cathy R. Smith Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Corporation's auditor since 1931.

Minneapolis, Minnesota March 14, 2018

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2018, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of February 3, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Cathy R. Smith
Brian C. Cornell Chairman and Chief Executive Officer March 14, 2018	Cathy R. Smith Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 3, 2018, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young, LLP

Minneapolis, Minnesota March 14, 2018

Consolidated Statements of Operations

(millions, except per share data)	2017	2016	2015
Sales	$71,879	$69,495	$73,785
Cost of sales (a)	51,125	49,145	52,241
Gross margin	20,754	20,350	21,544
Selling, general and administrative expenses	14,248	13,356	14,665
Depreciation and amortization (exclusive of depreciation included in cost of sales) (a)	2,194	2,025	1,969
Gain on sale	—	—	(620)
Earnings from continuing operations before interest expense and income taxes	4,312	4,969	5,530
Net interest expense	666	1,004	607
Earnings from continuing operations before income taxes	3,646	3,965	4,923
Provision for income taxes	718	1,296	1,602
Net earnings from continuing operations	2,928	2,669	3,321
Discontinued operations, net of tax	6	68	42
Net earnings	$2,934	$2,737	$3,363
Basic earnings per share
Continuing operations	$5.35	$4.62	$5.29
Discontinued operations	0.01	0.12	0.07
Net earnings per share	$5.36	$4.74	$5.35
Diluted earnings per share
Continuing operations	$5.32	$4.58	$5.25
Discontinued operations	0.01	0.12	0.07
Net earnings per share	$5.33	$4.70	$5.31
Weighted average common shares outstanding
Basic	546.8	577.6	627.7
Dilutive effect of share-based awards	3.5	4.9	5.2
Diluted	550.3	582.5	632.9
Antidilutive shares	4.1	0.1	—
Dividends declared per share	$2.46	$2.36	$2.20
Note: Per share amounts may not foot due to rounding.
(a)    Refer to Note 3 for additional information about a reclassification of supply chain-related depreciation expense to Cost of Sales.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(millions)	2017	2016	2015
Net earnings	$2,934	$2,737	$3,363
Other comprehensive income / (loss), net of tax
Pension and other benefit liabilities, net of tax provision / (benefit) of $12, $(9), and $(18)	2	(13)	(27)
Currency translation adjustment and cash flow hedges, net of provision for taxes of $4, $2, and $2	6	4	(3)
Other comprehensive income / (loss)	8	(9)	(30)
Comprehensive income	$2,942	$2,728	$3,333
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

(millions, except footnotes)	February 3, 2018	January 28, 2017
Assets
Cash and cash equivalents	$2,643	$2,512
Inventory	8,657	8,309
Other current assets	1,264	1,169
Total current assets	12,564	11,990
Property and equipment
Land	6,095	6,106
Buildings and improvements	28,396	27,611
Fixtures and equipment	5,623	5,503
Computer hardware and software	2,645	2,651
Construction-in-progress	440	200
Accumulated depreciation	(18,181)	(17,413)
Property and equipment, net	25,018	24,658
Other noncurrent assets	1,417	783
Total assets	$38,999	$37,431
Liabilities and shareholders' investment
Accounts payable	$8,677	$7,252
Accrued and other current liabilities	4,254	3,737
Current portion of long-term debt and other borrowings	270	1,718
Total current liabilities	13,201	12,707
Long-term debt and other borrowings	11,317	11,031
Deferred income taxes	713	861
Other noncurrent liabilities	2,059	1,879
Total noncurrent liabilities	14,089	13,771
Shareholders' investment
Common stock	45	46
Additional paid-in capital	5,858	5,661
Retained earnings	6,553	5,884
Accumulated other comprehensive loss	(747)	(638)
Total shareholders' investment	11,709	10,953
Total liabilities and shareholders' investment	$38,999	$37,431
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 541,681,670 shares issued and outstanding at February 3, 2018; 556,156,228 shares issued and outstanding at January 28, 2017.
Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding at February 3, 2018 or January 28, 2017.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(millions)	2017	2016	2015
Operating activities
Net earnings	$2,934	$2,737	$3,363
Earnings from discontinued operations, net of tax	6	68	42
Net earnings from continuing operations	2,928	2,669	3,321
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,445	2,298	2,213
Share-based compensation expense	112	113	115
Deferred income taxes	(192)	41	(322)
Gain on sale	—	—	(620)
Loss on debt extinguishment	123	422	—
Noncash (gains) / losses and other, net	192	(21)	57
Changes in operating accounts:
Inventory	(348)	293	(316)
Other assets	(168)	30	221
Accounts payable	1,307	(166)	(362)
Accrued and other liabilities	450	(350)	947
Cash provided by operating activities—continuing operations	6,849	5,329	5,254
Cash provided by operating activities—discontinued operations	74	107	704
Cash provided by operations	6,923	5,436	5,958
Investing activities
Expenditures for property and equipment	(2,533)	(1,547)	(1,438)
Proceeds from disposal of property and equipment	31	46	28
Proceeds from sale of businesses	—	—	1,875
Cash paid for acquisitions, net of cash assumed	(518)	—	—
Other investments	(55)	28	24
Cash (required for) / provided by investing activities—continuing operations	(3,075)	(1,473)	489
Cash provided by investing activities—discontinued operations	—	—	19
Cash (required for) / provided by investing activities	(3,075)	(1,473)	508
Financing activities
Additions to long-term debt	739	1,977	—
Reductions of long-term debt	(2,180)	(2,641)	(85)
Dividends paid	(1,338)	(1,348)	(1,362)
Repurchase of stock	(1,046)	(3,706)	(3,483)
Stock option exercises	108	221	300
Cash required for financing activities	(3,717)	(5,497)	(4,630)
Net increase / (decrease) in cash and cash equivalents	131	(1,534)	1,836
Cash and cash equivalents at beginning of period	2,512	4,046	2,210
Cash and cash equivalents at end of period	$2,643	$2,512	$4,046
Supplemental information
Interest paid, net of capitalized interest	$678	$999	$604
Income taxes paid / (refunded)	934	1,514	(127)
Property and equipment acquired through capital lease obligations	173	238	126

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
January 31, 2015	640.2	$53	$4,899	$9,644	$(599)	$13,997
Net earnings	—	—	—	3,363	—	3,363
Other comprehensive loss	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(1,378)	—	(1,378)
Repurchase of stock	(44.7)	(4)	—	(3,441)	—	(3,445)
Stock options and awards	6.7	1	449	—	—	450
January 30, 2016	602.2	$50	$5,348	$8,188	$(629)	$12,957
Net earnings	—	—	—	2,737	—	2,737
Other comprehensive loss	—	—	—	—	(9)	(9)
Dividends declared	—	—	—	(1,359)	—	(1,359)
Repurchase of stock	(50.9)	(4)	—	(3,682)	—	(3,686)
Stock options and awards	4.9	—	313	—	—	313
January 28, 2017	556.2	$46	$5,661	$5,884	$(638)	$10,953
Net earnings	—	—	—	2,934	—	2,934
Other comprehensive income	—	—	—	—	8	8
Dividends declared	—	—	—	(1,356)	—	(1,356)
Repurchase of stock	(17.6)	(1)	—	(1,026)	—	(1,027)
Stock options and awards	3.1	—	197	—	—	197
Reclassification of tax effects to retained earnings (a)	—	—	—	117	(117)	—
February 3, 2018	541.7	$45	$5,858	$6,553	$(747)	$11,709
(a)    Refer to Note 29.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization    We are a general merchandise retailer selling products to our guests through our stores and digital channels.

As described in Note 7, in January 2015, we announced our exit from the Canadian market. Income and expenses directly attributable to the Canada exit are included in our financial statements and classified within discontinued operations. Discontinued operations refers only to our discontinued Canadian operations. Subsequent to our exit from the Canadian market, we operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels.

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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2017 ended February 3, 2018, and consisted of 53 weeks. Fiscal 2016 ended January 28, 2017, and consisted of 52 weeks. Fiscal 2015 ended January 30, 2016, and consisted of 52 weeks. Fiscal 2018 will end February 2, 2019, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to the current year presentation. Note 3 provides more information about a reclassification of supply chain-related depreciation expense to Cost of Sales.

2. Revenues

Our retail stores generally record revenue at the point of sale. Digital channel sales include shipping revenue and are recorded upon delivery to the guest. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Revenues are recognized net of expected returns, which we estimate using historical return patterns as a percentage of sales and our expectation of future returns. Commissions earned on sales generated by leased departments are included within sales and were $44 million, $42 million, and $37 million in 2017, 2016, and 2015, respectively.
Revenue from gift card sales is recognized upon gift card redemption. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions and was not material in any period presented.
Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target MasterCard (REDcards). The discount is included as a sales reduction in our Consolidated Statements of Operations and was $933 million, $899 million, and $905 million in 2017, 2016, and 2015, respectively.
In 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We will adopt the standard in the first quarter of 2018 using the full retrospective approach. The standard will not materially affect our consolidated net earnings, financial position, or cash flows. We expect minor changes to the timing of revenue recognition, primarily related to promotional gift cards, which we estimate will increase 2015 beginning retained earnings by less than $20 million upon adoption.

We completed our evaluation of the impact the standard has on our determination of whether we act as principal or agent in certain vendor arrangements where the purchase and sale of inventory are virtually simultaneous. We will continue to record revenue and related costs on a gross basis for the vast majority of these arrangements, which represent approximately 4 percent of consolidated sales.
We will present certain other income streams, including credit card profit sharing income, in an Other Revenue line on our Consolidated Statements of Operations beginning in 2018.

3. Cost of Sales and Selling, General and Administrative Expenses

Beginning in the second quarter of 2017, we reclassified supply chain-related depreciation expense to Cost of Sales whereas it was previously included in Depreciation and Amortization on our Consolidated Statements of Operations. We reclassified prior year amounts to reflect this change. This reclassification increased Cost of Sales by $251 million, $273 million, and $244 million for 2017, 2016, and 2015, respectively, with equal and offsetting decreases to Depreciation and Amortization. This reclassification had no impact on Sales, Earnings Before Interest Expense and Income Taxes, Net Earnings or Earnings Per Share.
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
Pre-opening and exit costs of stores and other facilities
Credit cards servicing expenses and profit
    sharing
Costs associated with accepting 3rd party bank issued
    payment cards
Litigation and defense costs and related insurance
    recovery
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

4. Consideration Received from Vendors

We receive consideration for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, and advertising allowances and for our compliance programs, referred to as "vendor income." Additionally, under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. Substantially all consideration received is recorded as a reduction of Cost of Sales.
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

5. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, digital advertisements, and media broadcast, are generally expensed at first showing or distribution of the advertisement.

Advertising Costs (millions)	2017	2016	2015
Gross advertising costs	$1,476	$1,503	$1,472
Vendor income (a)	(19)	(38)	(38)
Net advertising costs	$1,457	$1,465	$1,434
(a)    Reimbursement of specific, incremental and identifiable costs.

6. Pharmacy Transaction

In December 2015, we sold our pharmacy and clinic businesses to CVS (the Pharmacy Transaction) for cash consideration of $1.9 billion, recognizing a gain of $620 million, and deferred income of $694 million. CVS now operates the pharmacy and clinic businesses in our stores and paid us $27 million and $24 million for occupancy during 2017 and 2016, respectively.

Gain on Pharmacy Transaction (millions)	2015
Cash consideration	$1,868
Less:
Deferred income (a)	694
Inventory	447
Other assets	13
Pretax transaction costs and contingent liabilities (b)	94
Pretax gain on Pharmacy Transaction (c)	$620

(a)
Represents the consideration received at the close of the sale related to CVS’s leasehold interest in the related space within our stores. Deferred income will be recorded as a reduction to SG&A expense evenly over the 23-year weighted average remaining accounting useful life of our stores as of the transaction date. As of February 3, 2018, $630 million remains in other current and other noncurrent liabilities.

(b)	Primarily relates to professional services, contract termination charges, severance, and impairment of certain assets not sold to CVS.

(c)	Reported outside of segment results and excluded from Adjusted EPS.

7. Discontinued Operations

On January 15, 2015, Target Canada Co. and certain other wholly owned subsidiaries of Target (collectively, Canada Subsidiaries), comprising substantially all of our former Canadian operations and our former Canadian Segment, filed for protection under the CCAA with the Ontario Superior Court of Justice in Toronto (the Court) and were deconsolidated. The Canada Subsidiaries are in the process of liquidation.
As of the deconsolidation date, the loans, associated interest, and accounts receivable Target Corporation held are considered related party transactions and have been recognized in Target Corporation's consolidated financial statements within discontinued operations. In addition, we held an accrual for the estimated probable loss related to claims that may be asserted directly against us (rather than against the Canada Subsidiaries), primarily under our guarantees of certain leases of the Canada Subsidiaries.
As part of a March 2016 settlement between the Canada Subsidiaries and all of their former landlords, we agreed to subordinate a portion of our intercompany claims and make certain cash contributions to the Target Canada Co. estate in exchange for a full release from our obligations under guarantees of certain leases of the Canada Subsidiaries. The net pretax financial impact of the settlement and Court approved plan to complete the wind-down of the Canada Subsidiaries (Plan) was materially consistent with amounts previously recorded in our financial statements. During 2017 and 2016, we received $16 million and $182 million, respectively, from the Target Canada Co. estate and made cash contributions of $0 million and $27 million, respectively.

Income from Discontinued Operations (millions)	2017	2016	2015
Pretax exit costs	$3	$13	$(129)
Income taxes	3	55	171
Income from discontinued operations	$6	$68	$42

During 2016, we recognized net tax benefits of $55 million in discontinued operations, which primarily related to tax benefits from our investment losses in Canada recognized upon court approval of the Plan. During 2015, we recognized net tax benefits of $171 million in discontinued operations, which primarily related to our pretax exit costs and change in the estimated tax benefit from our investment losses in Canada. In 2015, substantially all of the $1,889 million Canada-related tax benefit recognized in 2014 was received or used to reduce our estimated tax payments.

8. Restructuring Initiatives

In 2015, we initiated a series of headquarters workforce reductions intended to increase organizational effectiveness and provide cost savings that can be reinvested in our growth initiatives. As a result, during 2015 we recorded $138 million of severance and other benefits-related charges within SG&A Expense. The vast majority of these expenses required cash expenditures during 2015 and were not included in our segment results.

9. Credit Card Profit Sharing

TD Bank Group underwrites, funds, and owns Target Credit Card and Target MasterCard receivables, controls risk management policies, and oversees regulatory compliance. We perform account servicing and primary marketing functions. We earn a substantial portion of the profits generated by the Target Credit Card and Target MasterCard portfolios. We earned $694 million, $663 million, and $641 million of net profit-sharing income during 2017, 2016, and 2015, respectively, which reduced SG&A Expense.

10. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	February 3, 2018	January 28, 2017
Assets
Cash and cash equivalents
Short-term investments held by U.S. entities (a)	Level 1	$1,131	$1,110
Short-term investments held by entities located outside the U.S. (a)	Level 1	775	762
Other current assets
Prepaid forward contracts (b)	Level 1	23	26
Interest rate swaps (c)	Level 2	—	1
Other noncurrent assets
Interest rate swaps (c)	Level 2	—	4
Liabilities
Other noncurrent liabilities
Interest rate swaps (c)	Level 2	6	—

(a)	Carrying value approximates fair value because maturities are less than three months.

(b)	Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.

(c)	Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 21 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$10,440	$11,155	$11,715	$12,545

(a)	The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude unamortized swap valuation adjustments and capital lease obligations.

11. Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions, which typically settle in five days or less.

(millions)	February 3, 2018	January 28, 2017

Cash held by U.S. entities	$304	$257
Cash held by entities located outside the U.S. (a)	33	17
Short-term investments held by U.S. entities	1,131	1,110
Short-term investments held by entities located outside the U.S. (a)	775	762
Receivables from third-party financial institutions for credit and debit card transactions	400	366
Cash and cash equivalents	$2,643	$2,512

(a)	There are no substantial taxes or restrictions to repatriate these holdings for domestic use.

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
We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Activity under this program is included in Sales and Cost of Sales in the Consolidated Statements of Operations, but the merchandise received under the program is not included in Inventory in our Consolidated Statements of Financial Position because of the virtually simultaneous purchase and sale of this inventory. Sales made under these arrangements totaled $2,562 million, $2,448 million, and $2,314 million in 2017, 2016, and 2015, respectively.

13. Other Current Assets

Other Current Assets (millions)	February 3, 2018	January 28, 2017
Income tax and other receivables	$513	$364
Vendor income receivable	416	385
Prepaid expenses	181	207
Other	154	213
Total	$1,264	$1,169

14. Property and Equipment

Property and equipment is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably assured at the date the leasehold improvements are acquired. Depreciation and capital lease amortization expense for 2017, 2016, and 2015 was $2,429 million, $2,280 million, and $2,191 million, respectively, including depreciation expense included in Cost of Sales. Note 3 provides more information about a reclassification of supply chain-related depreciation expense to Cost of Sales. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store or distribution center, make significant software changes or discontinue projects—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $91 million, $43 million, and $54 million during 2017, 2016, and 2015, respectively. The impairment losses primarily resulted from planned or completed store closures, and for 2017 supply chain changes. For asset groups classified as held for sale, the carrying value is compared to the fair value less cost to sell. We estimate fair value by obtaining market appraisals, valuations from third party brokers, or other valuation techniques. Impairments are recorded in SG&A Expense on the Consolidated Statements of Operations.

15. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 3, 2018	January 28, 2017
Goodwill and intangible assets	$782	$259
Company-owned life insurance investments (a)	383	345
Pension asset	46	43
Other	206	136
Total	$1,417	$783

(a)
Company-owned life insurance policies on approximately 4,000 team members who have been designated highly compensated under the Internal Revenue Code and have given their consent to be insured. Amounts are presented net of loans that are secured by some of these policies.

16. Goodwill and Intangible Assets

Goodwill increased to $630 million at February 3, 2018 from $133 million at January 28, 2017 due to the December 2017 acquisition of Shipt, an online same-day delivery service platform, for approximately $550 million. We identified intangible assets of $40 million, primarily related to the tradename, customer relationships, and shopper lists, net tangible assets of $10 million, and goodwill of $497 million. The goodwill recorded primarily represents the value of significantly accelerating our ability to provide same-day delivery services to our guests.
During 2015, we announced our decision to wind down certain noncore operations. As a result, we recorded a $35 million pretax impairment loss, which included approximately $23 million of intangible assets and $12 million of goodwill. These costs were included in SG&A Expense on our Consolidated Statements of Operations, but were not included in our segment results. No impairments were recorded in 2017 or 2016 as a result of the annual goodwill impairment tests performed.

Intangible Assets	Leasehold Acquisition Costs		Other		Total
(millions)	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Gross asset	$211	$208	$127	$88	$338	$296
Accumulated amortization	(138)	(132)	(48)	(38)	(186)	(170)
Net intangible assets	$73	$76	$79	$50	$152	$126

We use the straight-line method to amortize leasehold acquisition costs primarily over 9 to 39 years and other definite-lived intangibles over 3 to 15 years. The weighted average life of leasehold acquisition costs and other intangible assets was 27 years and 8 years, respectively, at February 3, 2018. Amortization expense was $16 million, $18 million, and $23 million in 2017, 2016, and 2015, respectively.

Estimated Amortization Expense (millions)	2018	2019	2020	2021	2022
Amortization expense	$22	$19	$18	$16	$14

17. Accounts Payable

At February 3, 2018 and January 28, 2017, we reclassified book overdrafts of $358 million and $459 million, respectively, to Accounts Payable and $29 million and $24 million, respectively, to Accrued and Other Current Liabilities.

18. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 3, 2018	January 28, 2017
Wages and benefits	$1,209	$812
Gift card liability, net of estimated breakage	727	693
Real estate, sales, and other taxes payable	670	571
Dividends payable	336	334
Straight-line rent accrual (a)	291	271
Workers' compensation and general liability (b)	141	141
Interest payable	67	71
Income tax payable	26	158
Other	787	686
Total	$4,254	$3,737

(a)	Straight-line rent accrual represents the amount of operating lease rent expense recorded that exceeds cash payments.

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

Commitments

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, and service contracts, were $1,225 million and $1,762 million at February 3, 2018 and January 28, 2017, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when inventory is received or services rendered. We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. Real estate obligations, which include commitments for the purchase, construction or remodeling of real estate and facilities, were $716 million and $268 million at February 3, 2018 and January 28, 2017, respectively. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.
We issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1,757 million and $1,330 million at February 3, 2018 and January 28, 2017, respectively, a portion of which are reflected in accounts payable. Standby letters of credit and surety bonds, relating primarily to insurance and regulatory requirements, totaled $372 million and $463 million at February 3, 2018 and January 28, 2017, respectively.

20. Notes Payable and Long-Term Debt

At February 3, 2018, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	February 3, 2018
(dollars in millions)	Rate (a)	Balance
Due 2018-2022	3.5%	$3,405
Due 2023-2027	3.2	2,094
Due 2028-2032	6.6	644
Due 2033-2037	6.8	1,109
Due 2038-2042	4.0	1,463
Due 2043-2047	3.7	1,725
Total notes and debentures	4.1	10,440
Swap valuation adjustments		(5)
Capital lease obligations		1,152
Less: Amounts due within one year		(270)
Long-term debt		$11,317

(a)	Reflects the weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2018	2019	2020	2021	2022
Total required principal payments	$201	$1,002	$1,094	$1,056	$63

In October 2017, we issued unsecured fixed rate debt of $750 million at 3.9 percent that matures in November 2047. During October 2017, we repurchased $344 million of debt before its maturity at a market value of $463 million. We recognized a loss on early retirement of approximately $123 million, which was recorded in Net Interest Expense in our Consolidated Statements of Operations.
In May 2017 and January 2018, we repaid $598 million and $1,084 million, respectively, of debt at its maturity.
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
We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. No balances were outstanding at any time during 2017 and 2015. During 2016, the maximum amount outstanding was $89 million and the average daily amount outstanding was $1 million at a weighted average annual interest rate of 0.43 percent.
In October 2017, we extended by one year a committed $2.5 billion revolving credit facility obtained in October 2016. This unsecured credit facility, which now expires in October 2022, replaced a $2.25 billion unsecured revolving credit facility that was scheduled to expire in October 2018. No balances were outstanding under either credit facility at any time during 2017 or 2016.
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
As of February 3, 2018 and January 28, 2017, two interest rate swaps with notional amounts totaling $1,000 million were designated as fair value hedges. Under the swap agreements, we pay a floating rate equal to 3-month LIBOR and receive a weighted average fixed rate of 1.8 percent. The agreements have a remaining maturity of 1.4 years. No ineffectiveness was recognized in 2017 or 2016.
$6 million of designated interest rate swap-related liabilities were classified within Other Noncurrent Liabilities and $4 million of designated interest rate swap-related assets were classified within Other Noncurrent Assets on our Consolidated Statements of Financial Position as of February 3, 2018 and January 28, 2017, respectively.
We recorded income of $9 million, $24 million, and $36 million during 2017, 2016, and 2015, respectively, within Net Interest Expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

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
Rent expense is included in SG&A Expense. Some of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These expenses are classified in SG&A Expense, consistent with similar costs for owned locations. CVS leases the space in our stores in which they operate CVS branded pharmacies and clinics. Rent income received from tenants who rent properties is recorded as a reduction to SG&A Expense.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.
We plan to adopt the standard as of February 4, 2018, the beginning of fiscal 2018. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will also elect the practical expedient related to land easements, allowing us to carry forward our current accounting treatment for land easements on existing agreements. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Our election of the hindsight practical expedient will result in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of February 4, 2018. The difference between these amounts will be recorded as an adjustment to retained earnings. We do not believe the standard will materially affect our consolidated net earnings.
We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

Rent Expense (millions)	2017	2016	2015
Rent expense	$223	$202	$198
Rent income (a)	(56)	(54)	(16)
Total rent expense	$167	$148	$182

(a)	Includes rental income from CVS from both ongoing rent payments and amortization of the deferred income liability related to the Pharmacy Transaction. See Note 6 for further discussion.

Total capital lease interest expense was $55 million, $49 million, and $42 million in 2017, 2016, and 2015, respectively, and is included within Net Interest Expense on the Consolidated Statements of Operations.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of February 3, 2018 and January 28, 2017 were $1,004 million and $888 million, respectively. These assets are recorded net of accumulated amortization of $295 million and $406 million as of February 3, 2018 and January 28, 2017, respectively.

Future Minimum Lease Payments (millions)	Operating Leases (a)	Capital Leases (b)	Rent Income	Total
2018	$227	$92	$(25)	$294
2019	234	96	(25)	305
2020	226	97	(24)	299
2021	222	96	(23)	295
2022	217	96	(23)	290
After 2022	3,027	1,524	(307)	4,244
Total future minimum lease payments	$4,153	$2,001	$(427)	$5,727
Less: Interest (c)		849
Present value of future minimum capital lease payments (d)		$1,152
Note: Minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance. Minimum lease payments also exclude payments to landlords for fixed purchase options which we believe are reasonably assured of being exercised.

(a)
Total contractual lease payments include $1,987 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $386 million of legally binding minimum lease payments for stores that are expected to open in 2018 or later.

(b)
Capital lease payments include $604 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $244 million of legally binding minimum lease payments for stores that are expected to open in 2018 or later.

(c)	Calculated using the interest rate at inception for each lease.

(d)	Includes the current portion of $68 million.

23. Income Taxes

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act tax reform legislation (the Tax Act), which among other matters reduced the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
The Tax Act implements a territorial tax system and imposes a one-time repatriation tax on deemed repatriated accumulated foreign earnings as of December 31, 2017. The one-time repatriation tax was not material because our foreign entities have an accumulated earnings deficit, driven by our discontinued operations.
We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We have not identified any items for which the income tax effects of the Tax Act could not be reasonably estimated.
We have recorded a provisional $352 million net tax benefit primarily related to the remeasurement of certain deferred tax assets and liabilities, including $381 million of benefit from the new lower rate, partially offset by $29 million of deferred income tax expense from our foreign operations. Additional work is necessary for a more detailed analysis of (1) certain deferred tax assets and liabilities, including 2017 accelerated depreciation deductions and (2) historical foreign earnings and outside book/tax basis differences. We do not expect subsequent adjustments to be material, but any such adjustments related to these amounts will be recorded to tax expense in the quarter of 2018 in which we complete the analysis.
Earnings from continuing operations before income taxes were $3,646 million, $3,965 million, and $4,923 million during 2017, 2016, and 2015, respectively, including $722 million, $336 million, and $373 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation – Continuing Operations	2017	2016	2015
Federal statutory rate (a)	33.7%	35.0%	35.0%
State income taxes, net of the federal tax benefit	2.2	2.7	3.0
International	(4.6)	(2.6)	(2.3)
Tax Act (b)	(9.6)	—	—
Excess tax benefit related to share-based payments (c)	(0.1)	(0.6)	—
Change in valuation allowance	—	—	(2.3)
Other	(1.9)	(1.8)	(0.9)
Effective tax rate	19.7%	32.7%	32.5%
(a)    For 2017, represents the blended rate of 35 percent for 11/12 of the year and 21 percent for 1/12 of the year.

(b)	Represents the discrete benefit of remeasuring our net deferred tax liabilities at the new lower U.S. corporate income tax rate.
(c)    Refer to Note 26.

Provision for Income Taxes (millions)	2017	2016	2015
Current:
Federal	$746	$1,108	$1,652
State	105	141	265
International	59	6	7
Total current	910	1,255	1,924
Deferred:
Federal	(234)	21	(272)
State	28	21	(50)
International	14	(1)	—
Total deferred (a)	(192)	41	(322)
Total provision	$718	$1,296	$1,602
(a)    For 2017, includes $352 million of benefit related to the Tax Act.

Net Deferred Tax Asset/(Liability) (millions)	February 3, 2018	January 28, 2017
Gross deferred tax assets:
Accrued and deferred compensation	$262	$455
Accruals and reserves not currently deductible	256	328
Self-insured benefits	109	178
Prepaid store-in-store lease income	164	258
Other	42	62
Total gross deferred tax assets	833	1,281
Gross deferred tax liabilities:
Property and equipment	(1,292)	(1,822)
Inventory	(130)	(182)
Other	(91)	(102)
Total gross deferred tax liabilities	(1,513)	(2,106)
Total net deferred tax liability	$(680)	$(825)

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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized at the enactment date. We recognized a provisional net tax benefit of $381 million in 2017 because we remeasured our net deferred tax liabilities using the new lower U.S. corporate tax rate.
In 2017, due to changes effected by the Tax Act and other reasons, we have not asserted indefinite reinvestment in our foreign operations. Because of this change, we recorded a deferred tax charge of $29 million during 2017.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams on the U.S. federal income tax returns for years 2012 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2017	2016	2015
Balance at beginning of period	$153	$153	$155
Additions based on tax positions related to the current year	112	12	10
Additions for tax positions of prior years	142	6	14
Reductions for tax positions of prior years	(71)	(16)	(26)
Settlements	(11)	(2)	—
Balance at end of period	$325	$153	$153

If we were to prevail on all unrecognized tax benefits recorded, $261 million of the $325 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended February 3, 2018, January 28, 2017, and January 30, 2016, we recorded a (benefit) / expense from accrued penalties and interest of $(12) million, $1 million, and $5 million, respectively. As of February 3, 2018, January 28, 2017, and January 30, 2016 total accrued interest and penalties were $29 million, $45 million, and $44 million, respectively.
It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

24. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 3, 2018	January 28, 2017
Deferred income liability (a)	$600	$630
Deferred compensation	503	473
Income tax	332	125
Workers' compensation and general liability (b)	278	306
Pension benefits	41	46
Other	305	299
Total	$2,059	$1,879

(a)	Represents deferred income related to the Pharmacy Transaction. See Note 6 for more information.

(b)	See footnote (b) to the Accrued and Other Current Liabilities table in Note 18 for additional detail.

25. Share Repurchase

Share Repurchases (millions, except per share data)	2017	2016	2015
Total number of shares purchased	17.6	50.9	44.7
Average price paid per share	$58.44	$72.35	$77.07
Total investment	$1,026	$3,686	$3,441

26. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 24.5 million and 31.0 million at February 3, 2018 and January 28, 2017, respectively.
Compensation expense associated with share-based awards is recognized on a straight-line basis over the shorter of the vesting period or the minimum required service period and reflects estimated forfeitures. Share-based compensation expense recognized in the Consolidated Statements of Operations was $115 million, $116 million, and $118 million in 2017, 2016, and 2015, respectively. The related income tax benefit was $26 million, $43 million, and $46 million in 2017, 2016, and 2015, respectively.

Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with three-year cliff or four-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units will be based on our total shareholder return relative to a retail peer group over a three-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a one-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $56.19, $74.05, and $73.76 in 2017, 2016, and 2015, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
January 28, 2017	3,339	$71.62
Granted	2,115	56.19
Forfeited	(459)	67.06
Vested	(1,232)	70.61
February 3, 2018	3,763	$64.35

(a)
Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units at February 3, 2018 was 3,145 thousand.

(b)	Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. At February 3, 2018, there was $96 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $87 million, $75 million, and $90 million in 2017, 2016, and 2015, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance relative to a retail peer group over a three-year performance period on certain measures including domestic market share change, return on invested capital, and EPS growth. In 2015 we also issued strategic alignment performance share units to certain team members. Issuance is based on performance against four strategic metrics identified as vital to Target's success, including total sales growth, digital channel sales growth, EBIT growth, and return on invested capital, over a two-year performance period. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $55.93, $71.37, and $74.19 in 2017, 2016, and 2015, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
January 28, 2017	3,973	$70.55
Granted	1,259	55.93
Forfeited	(949)	67.28
Vested	(459)	65.88
February 3, 2018	3,824	$68.23

(a)
Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding units at February 3, 2018 was 1,618 thousand.

(b)	Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $164 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.6 years. The fair value of performance share units vested and converted to shares of Target common stock was $30 million in 2017, $1 million in 2016, and $2 million in 2015.

Stock Options

In May 2017 we granted price-vested stock options (price-vested options) to certain team members. The price-vested options are not exercisable during the first three years and will become exercisable after that time period only if Target's stock price exceeds a hurdle of $75 for 20 consecutive trading days within the seven-year term of the options. Shares received upon exercise, net of exercise costs and taxes, are subject to a one-year post-exercise holding period. The fair value of the price-vested options was estimated using a lattice model.
Through 2013, we granted nonqualified stock options to certain team members. All are vested and currently exercisable.

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
January 28, 2017	6,210	$53.68	$63	6,180	$53.60	$63
Granted	2,106	55.60
Expired/forfeited	(276)	59.50
Exercised/issued	(2,102)	52.45
February 3, 2018	5,938	$54.53	$109	3,913	$53.97	$74

(a)	In thousands.

(b)	Weighted average per share.

(c)	Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2017	2016	2015
Cash received for exercise price	$109	$219	$303
Intrinsic value	34	103	159
Income tax benefit	13	40	77

At February 3, 2018, there was $8 million of total unrecognized compensation expense related to nonvested price-vested options, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average remaining life of exercisable options is 3.4 years, and the weighted average remaining life of all outstanding options is 4.4 years. The total fair value of options vested was $0 million, $9 million, and $23 million in 2017, 2016, and 2015, respectively.

27. Defined Contribution Plans

Team members who meet eligibility requirements can participate in a defined contribution 401(k) plan by investing up to 80 percent of their eligible earnings, as limited by statute or regulation. We match 100 percent of each team member's contribution up to 5 percent of eligible earnings. Company match contributions are made to funds designated by the participant, none of which are based on Target common stock.
In addition, we maintain a nonqualified, unfunded deferred compensation plan for approximately 2,100 current and retired team members whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen nonqualified, unfunded deferred compensation plan covering approximately 50 participants. Our total liability under these plans was $542 million and $514 million at February 3, 2018 and January 28, 2017, respectively.

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

Plan Expenses
(millions)	2017	2016	2015
401(k) plan matching contributions expense	$219	$197	$224

Nonqualified deferred compensation plans
Benefits expense (a)	83	58	5
Related investment (income) expense (b)	(48)	(38)	15
Nonqualified plan net expense	$35	$20	$20

(a)	Includes market-performance credits on accumulated participant account balances and annual crediting for additional benefits earned during the year.

(b)	Includes investment returns and life-insurance proceeds received from company-owned life insurance policies and other investments used to economically hedge the cost of these plans.

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

Funded Status	Qualified Plans		Nonqualified Plans
(millions)	2017	2016	2017	2016
Projected benefit obligations	$4,092	$3,760	$32	$32
Fair value of plan assets	4,117	3,785	—	—
Funded / (underfunded) status	$25	$25	$(32)	$(32)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. We are not required to make any contributions to our qualified defined benefit pension plans in 2018. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2018	$178
2019	179
2020	188
2021	197
2022	205
2023-2027	1,148

Cost of Plans

Net Pension Benefits Expense
(millions)	2017	2016	2015
Service cost benefits earned during the period	$86	$87	$109
Interest cost on projected benefit obligation	140	134	154
Expected return on assets	(250)	(256)	(260)
Amortization of losses	61	46	82
Amortization of prior service cost (a)	(11)	(11)	(11)
Settlement and special termination charges	1	2	4
Total	$27	$2	$78

(a)	Determined using the straight-line method over the average remaining service period of team members expected to receive benefits under the plan.

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

Assumptions

Benefit Obligation Weighted Average Assumptions
	2017	2016
Discount rate	3.93%	4.40%
Average assumed rate of compensation increase	3.00	3.00

Net Periodic Benefit Expense Weighted Average Assumptions
	2017	2016	2015
Discount rate	4.40%	4.70%	3.87%
Expected long-term rate of return on plan assets	6.55	6.80	7.50
Average assumed rate of compensation increase	3.00	3.00	3.00

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Based on a stable asset allocation, our most recent compound annual rate of return on qualified plans' assets was 7.9 percent, 6.8 percent, 9.3 percent, and 7.8 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.
The market-related value of plan assets, which is used in calculating expected return on assets in net periodic benefit cost, is determined each year by adjusting the previous year's value by expected return, benefit payments, and cash contributions. The market-related value is adjusted for asset gains and losses in equal 20 percent adjustments over a five-year period.
We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2017 expected annualized long-term rate of return assumptions were 7.5 percent for domestic equity securities, 8.0 percent for international equity securities, 4.7 percent for long-duration debt securities, 8.0 percent for balanced funds, and 9.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plans		Nonqualified Plans
(millions)	2017	2016	2017	2016
Benefit obligation at beginning of period	$3,760	$3,558	$32	$39
Service cost	85	86	1	1
Interest cost	139	133	1	1
Actuarial loss / (gain)	270	156	1	(2)
Participant contributions	6	7	—	—
Benefits paid	(168)	(180)	(3)	(7)
Benefit obligation at end of period (a)	$4,092	$3,760	$32	$32

(a)	Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets	Qualified Plans		Nonqualified Plans
(millions)	2017	2016	2017	2016
Fair value of plan assets at beginning of period	$3,785	$3,607	$—	$—
Actual return on plan assets	493	349	—	—
Employer contributions	1	2	3	7
Participant contributions	6	7	—	—
Benefits paid	(168)	(180)	(3)	(7)
Fair value of plan assets at end of period	$4,117	$3,785	$—	$—

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

Asset Category	Current Targeted	Actual Allocation
	Allocation	2017	2016
Domestic equity securities (a)	14%	16%	14%
International equity securities	9	10	9
Debt securities	45	44	43
Balanced funds	23	23	25
Other (b)	9	7	9
Total	100%	100%	100%

(a)	Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.

(b)
Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments, and real estate. The real estate allocation represents 4 percent of total assets.

Fair Value Measurements		Fair Value at
(millions)	Pricing Category	January 31, 2018	January 31, 2017
Cash and cash equivalents	Level 1	$4	$5
Government securities (a)	Level 2	531	477
Fixed income (b)	Level 2	1,145	1,080
Other (c)	Level 2	19	4
		1,699	1,566
Investments valued using NAV per share (d)
Cash and cash equivalents		185	168
Common collective trusts		966	768
Fixed Income		55	51
Balanced funds		959	942
Private equity funds		97	126
Other		156	164
Total plan assets		$4,117	$3,785

(a)	Investments in government securities and long-term government bonds.

(b)	Investments in corporate and municipal bonds.

(c)	Investments in derivative investments.

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
Derivatives
Swap derivatives - Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads.

Option derivatives - Valued at transaction price initially. Subsequent valuations are based on observable inputs to the valuation model (e.g., underlying investments).

Amounts Included in Shareholders' Equity

Amounts in Accumulated Other Comprehensive Income
(millions)	2017	2016
Net actuarial loss	$1,001	$1,035
Prior service credits	(35)	(46)
Amounts in Accumulated Other Comprehensive Income (a)(b)	$966	$989

(a)	$720 million and $601 million, net of tax, at the end of 2017 and 2016, respectively.

(b)
We expect 2018 net pension expense to include amortization expense of $71 million ($53 million, net of tax) related to net actuarial loss and prior service credit balances included in Accumulated Other Comprehensive Income.

Postretirement Health Care

Effective April 1, 2016, we discontinued the postretirement health care benefits that were offered to team members upon early retirement and prior to Medicare eligibility.  This decision resulted in a $58 million reduction in the projected postretirement health care benefit obligation and a $43 million curtailment gain recorded in SG&A Expense during 2015. As of January 30, 2016, we extinguished the remaining benefit obligation related to this plan.

29. Accumulated Other Comprehensive Income

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension and Other Benefit		Total
January 28, 2017	$(16)		$(21)	$(601)		$(638)
Other Comprehensive Income / (Loss) before reclassifications	—		3	(30)		(27)
Reclassification of tax effects to Retained Earnings	(1)		5	(121)		(117)
Other amounts reclassified from AOCI	3	(a)	—	32	(b)	35
February 3, 2018	$(14)		$(13)	$(720)		$(747)

(a)	Represents amortization of gains and losses on cash flow hedges, net of $2 million of taxes, which are recorded in Net Interest Expense on the Consolidated Statements of Operations.

(b)
Represents amortization of pension and other benefit liabilities, net of $18 million of taxes, which is recorded in SG&A Expenses on the Consolidated Statements of Operations. See Note 28 for additional information.

During 2017, we adopted Accounting Standards Update (ASU) No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. Under U.S. GAAP, the effects of tax law changes on deferred tax balances — including adjustments to deferred taxes originally recorded to Accumulated Other Comprehensive Income (AOCI) — are recorded as a component of income tax expense. Adjusting deferred tax balances related to items originally recorded in AOCI through tax expense resulted in a remaining AOCI balance that was disproportionate to the amounts that would have been recorded through Net Earnings in future periods. The new standard allowed us to reclassify $117 million of disproportionate (or stranded) amounts related to the Tax Act to Retained Earnings.

30. Segment Reporting

Our segment measure of profit (segment earnings before income tax expense and income taxes) is used by management to evaluate performance and make operating decisions. Effective January 15, 2015, following the deconsolidation of our former Canadian retail operation, we have been operating as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our consolidated revenues are generated in the United States. The vast majority of our properties and equipment are located within the United States.

Business Segment Results	2017 (a)	2016	2015
(millions)
Sales	$71,879	$69,495	$73,785
Cost of sales (b)	51,125	49,145	52,241
Gross margin	20,754	20,350	21,544
Selling, general, and administrative expenses (f)	14,248	13,360	14,448
Depreciation and amortization (exclusive of depreciation included in cost of sales) (b)	2,194	2,025	1,969
Segment earnings before interest expense and income taxes	4,312	4,965	5,127
Gain on sale (c)	—	—	620
Restructuring costs (d)(f)	—	—	(138)
Other (e)(f)	—	4	(78)
Earnings from continuing operations before interest expense and income taxes	4,312	4,969	5,530
Net interest expense	666	1,004	607
Earnings from continuing operations before income taxes	$3,646	$3,965	$4,923
Note: The sum of the segment amounts may not equal the total amounts due to rounding.

(a)	Consisted of 53 weeks.

(b)	Refer to Note 3 for information about the impact of a reclassification of supply chain-related depreciation expense to Cost of Sales.

(c)	For 2015, represents the gain on the Pharmacy Transaction.

(d)	Refer to Note 8 for more information on discrete restructuring costs.

(e)
For 2016, represents discrete items related to the Pharmacy Transaction. For 2015, includes $39 million of discrete expenses related to the 2013 data breach and $39 million of impairments related to our decision to wind down certain noncore operations.

(f)	The sum of segment SG&A Expenses, Restructuring Costs, and Other charges equal consolidated SG&A Expenses.

Total Assets by Segment (millions)	February 3, 2018	January 28, 2017
Segment assets	$38,987	$37,350
Assets of discontinued operations (a)	12	81
Total assets	$38,999	$37,431

(a)	Included in Other Assets and Liabilities on the Consolidated Statements of Financial Position.

31. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include the November and December holiday sales period. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2017 and 2016:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2017	2016	2017	2016	2017	2016	2017 (a)	2016	2017 (a)	2016
Sales	$16,017	$16,196	$16,429	$16,169	$16,667	$16,441	$22,766	$20,690	$71,879	$69,495
Cost of sales (b)	11,199	11,250	11,419	11,172	11,712	11,536	16,795	15,188	51,125	49,145
Gross margin	4,818	4,946	5,010	4,997	4,955	4,905	5,971	5,502	20,754	20,350
Selling, general, and administrative expenses	3,132	3,153	3,382	3,249	3,512	3,339	4,221	3,614	14,248	13,356
Depreciation and amortization (exclusive of depreciation included in cost of sales) (b)	508	481	514	500	574	505	598	540	2,194	2,025
Earnings before interest expense and income taxes	1,178	1,312	1,114	1,248	869	1,061	1,152	1,348	4,312	4,969
Net interest expense	144	415	135	307	254	142	134	140	666	1,004
Earnings from continuing operations before income taxes	1,034	897	979	941	615	919	1,018	1,208	3,646	3,965
Provision for income taxes	357	283	308	316	137	311	(84)	387	718	1,296
Net earnings from continuing operations	677	614	671	625	478	608	1,102	821	2,928	2,669
Discontinued operations, net of tax	4	18	1	55	2	—	(1)	(4)	6	68
Net earnings	$681	$632	$672	$680	$480	$608	$1,101	$817	$2,934	$2,737
Basic earnings/(loss) per share
Continuing operations	$1.23	$1.03	$1.22	$1.07	$0.88	$1.07	$2.03	$1.47	$5.35	$4.62
Discontinued operations	0.01	0.03	—	0.09	—	—	—	(0.01)	0.01	0.12
Net earnings per share	$1.23	$1.06	$1.22	$1.17	$0.88	$1.07	$2.03	$1.46	$5.36	$4.74
Diluted earnings/(loss) per share
Continuing operations	$1.22	$1.02	$1.22	$1.07	$0.87	$1.06	$2.02	$1.46	$5.32	$4.58
Discontinued operations	0.01	0.03	—	0.09	—	—	—	(0.01)	0.01	0.12
Net earnings per share	$1.23	$1.05	$1.22	$1.16	$0.88	$1.06	$2.02	$1.45	$5.33	$4.70
Dividends declared per share	$0.60	$0.56	$0.62	$0.60	$0.62	$0.60	$0.62	$0.60	$2.46	$2.36
Closing common stock price:
High	66.91	83.98	58.41	80.12	62.93	75.81	78.58	78.61	78.58	83.98
Low	52.75	68.05	50.18	66.74	54.21	67.22	54.16	63.70	50.18	63.70
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

(a)	The fourth quarter and full year 2017 consisted of 14 weeks and 53 weeks, respectively, compared with 13 weeks and 52 weeks in the comparable prior-year periods.

(b)	Refer to Note 3 for additional information about a reclassification of supply chain-related depreciation expense to Cost of Sales.

U.S. Sales by Product Category (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Beauty and household essentials (b)	25%	25%	25%	25%	25%	25%	21%	21%	23%	24%
Food and beverage (b)	22	22	19	20	20	21	18	18	20	20
Apparel and accessories	21	21	22	22	21	21	18	18	20	20
Home furnishings and décor	17	17	19	19	20	19	19	19	19	19
Hardlines	15	15	15	14	14	14	24	24	18	17
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	As a percentage of sales.

(b)	For all periods presented, pet supplies, which represented approximately 2 percent of total sales, has been reclassified from food and beverage to beauty and household essentials.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2018 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•	Item one--Election of directors

•	Stock ownership information--Section 16(a) beneficial ownership reporting compliance

•	General information about corporate governance and the Board of Directors

◦	Business ethics and conduct

◦	Committees

•	Questions and answers about our Annual Meeting and voting--Question 14

See also Item 4A, Executive Officers of Part I of this Form 10-K.

Item 11.    Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

•	Compensation Discussion and Analysis

•	Compensation tables

•	Human Resources & Compensation Committee Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•	Stock ownership information--

◦	Beneficial ownership of directors and officers

◦	Beneficial ownership of Target’s largest shareholders

•	Compensation tables--Equity compensation plan information

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

•	General information about corporate governance and the Board of Directors--

◦	Policy on transactions with related persons

◦	Director independence

◦	Committees

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•	Item two-- Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm-audit and non-audit fees

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)	Financial Statements

•	Consolidated Statements of Operations for the Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

•	Consolidated Statements of Financial Position at February 3, 2018 and January 28, 2017

•	Consolidated Statements of Cash Flows for the Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

•	Consolidated Statements of Shareholders' Investment for the Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

b)	Exhibits

(2)A	†	Asset Purchase Agreement dated June 12, 2015 between Target Corporation and CVS Pharmacy, Inc. (1)
(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (2)
B		Bylaws (as amended through November 11, 2015) (3)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (4)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (5)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Executive Officer Cash Incentive Plan (6)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (7)
C	*	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (8)
D	*	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016) (9)
E	*	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016) (10)
F	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (11)
G	*	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (12)
H	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (13)
I	*	Target Corporation Officer EDCP (2017 Plan Statement) (as amended and restated effective May 1, 2017) (14)
J	*	Target Corporation Deferred Compensation Plan Directors (15)
K	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013) (16)
L	*	Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (17)
M	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (18)
N	*	Director Retirement Program (19)
O	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (20)
P	*	Amendment dated June 8, 2011 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (21)
Q	*	Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (22)
R	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (23)
S	*	Form of Restricted Stock Unit Agreement
T	*	Form of Performance-Based Restricted Stock Unit Agreement
U	*	Form of Performance Share Unit Agreement
V	*	Form of Price-Vested Stock Option Agreement (24)
W	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (25)
X	*	Form of Non-Employee Director Restricted Stock Unit Agreement
Y	*	Form of Cash Retention Award (26)
Z	*	Make-Whole Performance-Based Restricted Stock Unit Agreement with Brian C. Cornell, effective as of August 21, 2014 (27)

AA	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell (28)
BB		Five-Year Credit Agreement dated as of October 5, 2016 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (29)
CC		Extension Amendment dated August 7, 2017 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (30)
DD	‡	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (31)
EE	‡	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (32)
FF	‡	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc. (33)
GG	‡	First Amendment dated November 30, 2016 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (34)
HH		Second Amendment dated January 9, 2018 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc.
(12)		Statements of Computations of Ratios of Earnings to Fixed Charges
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.
_____________________________________________________________________

†
Excludes the Seller Disclosure Schedule, Exhibits B through G and Schedules I and II referred to in the agreement which Target Corporation agrees to furnish supplementally to the Securities and Exchange Commission upon request. Exhibit A is separately filed as Exhibit (10)FF.

‡	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit (2)H to Target's Form 10-Q Report for the quarter ended August 1, 2015.

(2)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.

(3)	Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed November 12, 2015.

(4)	Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.

(5)	Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.

(6)	Incorporated by reference to Exhibit (10)KK to Target's Form 8-K Report filed June 15, 2017.

(7)	Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(8)	Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 29, 2017.

(9)	Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended April 30, 2016.

(10)	Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended April 30, 2016.

(11)	Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 1, 2014.

(12)	Incorporated by reference to Exhibit (10)NN to Target's Form 10-Q Report for the quarter ended April 30, 2016.

(13)	Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(14)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended January 28, 2017.

(15)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.

(16)	Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 1, 2014.

(17)	Incorporated by reference to Exhibit (10)L to Target's Form 10-Q Report for the quarter ended July 29, 2017.

(18)	Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.

(19)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.

(20)	Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.

(21)	Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.

(22)	Incorporated by reference to Exhibit (10)MM to Target's Form 10-Q Report for the quarter ended October 28, 2017.

(23)	Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 31, 2015.

(24)	Incorporated by reference to Exhibit (10)JJ to Target's Form 10-Q Report for the quarter ended April 29, 2017.

(25)	Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.

(26)	Incorporated by reference to Exhibit (10)W to Target’s Form 10-K Report for year ended February 2, 2013.

(27)	Incorporated by reference to Exhibit (10)EE to Target's Form 10-Q Report for the quarter ended August 2, 2014.

(28)	Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended January 31, 2015.

(29)	Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2016.

(30)	Incorporated by reference to Exhibit (10)LL to Target's Form 10-Q Report for the quarter ended October 28, 2017.

(31)	Incorporated by reference to Exhibit (10)X to Target's Form 10-Q/A Report for the quarter ended May 4, 2013.

(32)	Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended May 2, 2015.

(33)	Incorporated by reference to Exhibit (10)KK to Target's Form 10-K Report for the year ended January 30, 2016.

(34)	Incorporated by reference to Exhibit (10)CC to Target's Form 10-K Report for the year ended January 28, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Cathy R. Smith
Dated: March 14, 2018		Cathy R. Smith Executive Vice President and Chief Financial Officer
___________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Dated: March 14, 2018	Brian C. Cornell Chairman of the Board and Chief Executive Officer

/s/ Cathy R. Smith
Dated: March 14, 2018	Cathy R. Smith Executive Vice President and Chief Financial Officer

/s/ Robert M. Harrison
Dated: March 14, 2018	Robert M. Harrison Senior Vice President, Chief Accounting Officer and Controller

ROXANNE S. AUSTIN DOUGLAS M. BAKER, JR. CALVIN DARDEN HENRIQUE DE CASTRO ROBERT L. EDWARDS	MELANIE L. HEALEY DONALD R. KNAUSS MONICA C. LOZANO MARY E. MINNICK KENNETH L. SALAZAR	Constituting a majority of the Board of Directors

Cathy R. Smith, by signing her name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Cathy R. Smith
Dated: March 14, 2018		Cathy R. Smith Attorney-in-fact