Form 10-Q
period 2018-05-05
TARGET CORP
filed 2018-05-29
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 23, 2018 were 533,134,856.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 5, 2018	April 29, 2017 As Adjusted (a)
Sales	$16,556	$15,995
Other revenue	225	228
Total revenue	16,781	16,223
Cost of sales	11,625	11,199
Selling, general and administrative expenses	3,545	3,353
Depreciation and amortization (exclusive of depreciation included in cost of sales)	570	516
Operating income	1,041	1,155
Net interest expense	121	140
Net other (income) / expense	(7)	(15)
Earnings from continuing operations before income taxes	927	1,030
Provision for income taxes	210	355
Net earnings from continuing operations	717	675
Discontinued operations, net of tax	1	3
Net earnings	$718	$678
Basic earnings per share
Continuing operations	$1.34	$1.22
Discontinued operations	—	0.01
Net earnings per share	$1.34	$1.23
Diluted earnings per share
Continuing operations	$1.33	$1.21
Discontinued operations	—	0.01
Net earnings per share	$1.33	$1.22
Weighted average common shares outstanding
Basic	536.9	552.4
Dilutive impact of share-based awards	4.1	2.8
Diluted	541.0	555.2
Antidilutive shares	2.2	3.0
Dividends declared per share	$0.62	$0.60
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 5, 2018	April 29, 2017 As Adjusted (a)
Net earnings	$718	$678
Other comprehensive income
Pension, net of taxes of $5 and $5	13	7
Currency translation adjustment and cash flow hedges, net of tax (benefit) / provision of $(1) and $1	(3)	5
Other comprehensive income	10	12
Comprehensive income	$728	$690

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Financial Position
(millions) (unaudited)	May 5, 2018	February 3, 2018 As Adjusted (a)	April 29, 2017 As Adjusted (a)
Assets
Cash and cash equivalents	$1,060	$2,643	$2,680
Inventory	8,652	8,597	7,920
Other current assets	1,164	1,300	1,116
Total current assets	10,876	12,540	11,716
Property and equipment
Land	6,090	6,095	6,105
Buildings and improvements	28,363	28,131	27,320
Fixtures and equipment	5,135	5,623	5,177
Computer hardware and software	2,511	2,645	2,546
Construction-in-progress	639	440	379
Accumulated depreciation	(17,971)	(18,398)	(17,285)
Property and equipment, net	24,767	24,536	24,242
Operating lease assets	1,958	1,884	1,879
Other noncurrent assets	1,328	1,343	723
Total assets	$38,929	$40,303	$38,560
Liabilities and shareholders’ investment
Accounts payable	$8,131	$8,677	$6,537
Accrued and other current liabilities	3,630	4,094	3,973
Current portion of long-term debt and other borrowings	283	281	1,729
Total current liabilities	12,044	13,052	12,239
Long-term debt and other borrowings	11,107	11,117	10,916
Noncurrent operating lease liabilities	2,007	1,924	1,923
Deferred income taxes	744	693	843
Other noncurrent liabilities	1,869	1,866	1,660
Total noncurrent liabilities	15,727	15,600	15,342
Shareholders’ investment
Common stock	44	45	46
Additional paid-in capital	5,664	5,858	5,674
Retained earnings	6,187	6,495	5,885
Accumulated other comprehensive loss	(737)	(747)	(626)
Total shareholders’ investment	11,158	11,651	10,979
Total liabilities and shareholders’ investment	$38,929	$40,303	$38,560
Common Stock Authorized 6,000,000,000 shares, $.0833 par value; 532,916,612, 541,681,670 and 551,657,501 shares issued and outstanding at May 5, 2018, February 3, 2018 and April 29, 2017, respectively.

Preferred Stock Authorized 5,000,000 shares, $.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 5, 2018	April 29, 2017 As Adjusted (a)
Operating activities
Net earnings	$718	$678
Earnings from discontinued operations, net of tax	1	3
Net earnings from continuing operations	717	675
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	631	581
Share-based compensation expense	42	16
Deferred income taxes	48	2
Noncash losses / (gains) and other, net	40	(19)
Changes in operating accounts
Inventory	(55)	323
Other assets	26	22
Accounts payable	(604)	(715)
Accrued and other liabilities	(333)	372
Cash provided by operating activities—continuing operations	512	1,257
Cash provided by operating activities—discontinued operations	2	48
Cash provided by operations	514	1,305
Investing activities
Expenditures for property and equipment	(827)	(486)
Proceeds from disposal of property and equipment	4	13
Other investments	5	(9)
Cash required for investing activities	(818)	(482)
Financing activities
Reductions of long-term debt	(12)	(10)
Dividends paid	(334)	(332)
Repurchase of stock	(524)	(317)
Accelerated share repurchase pending final settlement	(425)	—
Stock option exercises	16	4
Cash required for financing activities	(1,279)	(655)
Net (decrease) / increase in cash and cash equivalents	(1,583)	168
Cash and cash equivalents at beginning of period	2,643	2,512
Cash and cash equivalents at end of period	$1,060	$2,680

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2017 As Adjusted (a)	556.2	$46	$5,661	$5,846	$(638)	$10,915
Net earnings	—	—	—	2,914	—	2,914
Other comprehensive income	—	—	—	—	8	8
Dividends declared	—	—	—	(1,356)	—	(1,356)
Repurchase of stock	(17.6)	(1)	—	(1,026)	—	(1,027)
Stock options and awards	3.1	—	197	—	—	197
Reclassification of tax effects to retained earnings	—	—	—	117	(117)	—
February 3, 2018 As Adjusted (a)	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(6.9)	(1)	—	(493)	—	(494)
Accelerated share repurchase pending final settlement	(2.9)	—	(225)	(200)	—	(425)
Stock options and awards	1.0	—	31	—	—	31
May 5, 2018	532.9	$44	$5,664	$6,187	$(737)	$11,158

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchanged Commission (SEC) applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2017 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. Certain prior-year amounts have been reclassified to conform to the current year presentation. Note 2 provides information about our adoption of new accounting standards for revenue recognition, leases, and pensions. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our revenues are generated in the United States. The vast majority of our long-lived assets are located within the United States.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings, and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Accounting Standards Adopted

Revenue Recognition

We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of February 4, 2018, using the full retrospective approach. The new standard did not materially affect our consolidated net earnings, financial position, or cash flows. The new standard resulted in minor changes to the timing of recognition of revenues for certain promotional gift card programs.

For the three months ended April 29, 2017, we reclassified $171 million of profit-sharing income under our credit card program agreement to Other Revenue from Selling, General and Administrative Expenses (SG&A). In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as of February 4, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements.
In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the shortening of lease terms for certain existing leases and the useful lives of corresponding leasehold improvements. In our application of hindsight, we evaluated the performance of the leased stores and the associated markets in relation to our overall real estate strategies, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $1.3 billion and $1.4 billion, respectively, as of February 4, 2018. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

Pensions

In the first quarter of 2018, we adopted ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) using the full retrospective approach. The new standard requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the Consolidated Statement of Operations. For the three months ended April 29, 2017, we reclassified $(15) million of non-service cost components of net benefit cost to Net Other (Income) / Expense from SG&A on our Consolidated Statements of Operations.

Effect of Accounting Standards Adoption on Consolidated Statement of Operations

	Three Months Ended	Effect of the Adoption of						Three Months Ended
		ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		ASU 2017-07 (Pension)
(millions, except per share data) (unaudited)	April 29, 2017 As Previously Reported							April 29, 2017 As Adjusted
Sales	$16,017	$(22)	(a)	$—		$—		$15,995
Other revenue	—	228	(a)	—		—		228
Total revenue	16,017	206		—		—		16,223
Cost of sales	11,199	—		—		—		11,199
Selling, general and administrative expenses	3,132	206	(a)	—		15	(c)	3,353
Depreciation and amortization (exclusive of depreciation included in cost of sales)	508	—		8	(b)	—		516
Operating income	1,178	—		(8)		(15)		1,155
Net interest expense	144	—		(3)	(b)	—		140
Net other (income) / expense	—	—		—		(15)	(c)	(15)
Earnings from continuing operations before income taxes	1,034	—		(5)		—		1,030
Provision for income taxes	357	—		(2)		—		355
Net earnings from continuing operations	677	—		(3)		—		675
Discontinued operations, net of tax	4	—		—		—		3
Net earnings	$681	$—		$(3)		$—		$678
Basic earnings per share
Continuing operations	$1.23							$1.22
Discontinued operations	0.01							0.01
Net earnings per share	$1.23							$1.23
Diluted earnings per share
Continuing operations	$1.22							$1.21
Discontinued operations	0.01							0.01
Net earnings per share	$1.23							$1.22
Note: Per share amounts may not foot due to rounding. The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

(a)
For the three months ended April 29, 2017, we reclassified $171 million of profit-sharing income under our credit card program agreement to Other Revenue from SG&A. In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

(b)	Relates to lease-term changes under the hindsight practical expedient.

(c)	Relates to non-service cost components reclassified to Net Other (Income) / Expense from SG&A.

Effect of Accounting Standards Adoption on Consolidated Statement of Financial Position

		Effect of the Adoption of
(millions) (unaudited)	February 3, 2018 As Previously Reported	ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		February 3, 2018 As Adjusted
Assets
Cash and cash equivalents	$2,643	$—		$—		$2,643
Inventory	8,657	(60)	(a)	—		8,597
Other current assets	1,264	60	(a)	(24)	(b)	1,300
Total current assets	12,564	—		(24)		12,540
Property and equipment
Land	6,095	—		—		6,095
Buildings and improvements	28,396	—		(265)	(c)	28,131
Fixtures and equipment	5,623	—		—		5,623
Computer hardware and software	2,645	—		—		2,645
Construction-in-progress	440	—		—		440
Accumulated depreciation	(18,181)	—		(217)	(c)	(18,398)
Property and equipment, net	25,018	—		(482)		24,536
Operating lease assets	—	—		1,884	(d)	1,884
Other noncurrent assets	1,417	—		(74)	(e)	1,343
Total assets	$38,999	$—		$1,304		$40,303
Liabilities and shareholders’ investment
Accounts payable	$8,677	$—		$—		$8,677
Accrued and other current liabilities	4,254	(14)	(k)	(146)	(f)	4,094
Current portion of long-term debt and other borrowings	270	—		11	(g)	281
Total current liabilities	13,201	(14)		(135)		13,052
Long-term debt and other borrowings	11,317	—		(200)	(g)	11,117
Noncurrent operating lease liabilities	—	—		1,924	(h)	1,924
Deferred income taxes	713	4		(24)		693
Other noncurrent liabilities	2,059	—		(192)	(i)	1,866
Total noncurrent liabilities	14,089	4		1,508		15,600
Shareholders’ investment
Common stock	45	—		—		45
Additional paid-in capital	5,858	—		—		5,858
Retained earnings	6,553	10	(k)	(69)	(j)	6,495
Accumulated other comprehensive loss	(747)	—		—		(747)
Total shareholders’ investment	11,709	10		(69)		11,651
Total liabilities and shareholders’ investment	$38,999	$—		$1,304		$40,303
Note: The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding. Footnote explanations are provided on page 9.

Effect of Accounting Standards Adoption on Consolidated Statement of Financial Position

		Effect of the Adoption of
(millions) (unaudited)	April 29, 2017 As Previously Reported	ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		April 29, 2017 As Adjusted
Assets
Cash and cash equivalents	$2,680	$—		$—		$2,680
Inventory	7,986	(65)	(a)	—		7,920
Other current assets	1,073	65	(a)	(23)	(b)	1,116
Total current assets	11,739	—		(23)		11,716
Property and equipment
Land	6,105	—		—		6,105
Buildings and improvements	27,740	—		(420)	(c)	27,320
Fixtures and equipment	5,177	—		—		5,177
Computer hardware and software	2,546	—		—		2,546
Construction-in-progress	379	—		—		379
Accumulated depreciation	(17,265)	—		(20)	(c)	(17,285)
Property and equipment, net	24,682	—		(440)		24,242
Operating lease assets	—	—		1,879	(d)	1,879
Other noncurrent assets	797	—		(75)	(e)	723
Total assets	$37,218	$—		$1,341		$38,560
Liabilities and shareholders’ investment
Accounts payable	$6,537	$—		$—		$6,537
Accrued and other current liabilities	4,137	(14)	(k)	(151)	(f)	3,973
Current portion of long-term debt and other borrowings	1,718	—		11	(g)	1,729
Total current liabilities	12,392	(14)		(140)		12,239
Long-term debt and other borrowings	11,086	—		(170)	(g)	10,916
Noncurrent operating lease liabilities	—	—		1,923	(h)	1,923
Deferred income taxes	869	6		(32)		843
Other noncurrent liabilities	1,850	—		(190)	(i)	1,660
Total noncurrent liabilities	13,805	6		1,531		15,342
Shareholders’ investment
Common stock	46	—		—		46
Additional paid-in capital	5,674	—		—		5,674
Retained earnings	5,927	8	(k)	(50)	(j)	5,885
Accumulated other comprehensive loss	(626)	—		—		(626)
Total shareholders’ investment	11,021	8		(50)		10,979
Total liabilities and shareholders’ investment	$37,218	$—		$1,341		$38,560
Note: The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

(a)	Represents estimated merchandise returns, which were reclassified from Inventory to Other Current Assets.

(b)	Represents prepaid rent reclassified to Operating Lease Assets.

(c)
Represents impact of changes in finance lease terms and related leasehold improvements (net of accumulated depreciation) under the hindsight practical expedient and derecognition of approximately $135 million of non-Target owned properties that were consolidated under previously existing build-to-suit accounting rules.

(d)	Represents capitalization of operating lease assets and reclassification of leasehold acquisition costs, straight-line rent accrual, and tenant incentives.

(e)	Represents reclassification of leasehold acquisition costs to Operating Lease Assets.

(f)	Represents reclassification of straight-line rent accrual to Operating Lease Assets, partially offset by recognition of the current portion of operating lease liabilities.

(g)	Represents the impact of changes in financing lease terms for certain leases due to the election of the hindsight practical expedient.

(h)	Represents recognition of operating lease liabilities.

(i)
Represents derecognition of approximately $135 million of liabilities related to non-Target owned properties that were consolidated under previously existing build-to-suit accounting rules and reclassification of tenant incentives to Operating Lease Assets.

(j)
Represents the retained earnings impact of lease-term changes due to the use of hindsight, primarily from the shortening of lease terms for certain existing leases and useful lives of corresponding leasehold improvements.

(k)	Primarily represents the impact of a change in timing of revenue recognition for certain promotional gift card programs.

3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit sharing income from our arrangement with TD Bank Group (TD).

During the first quarter of 2018, we reclassified certain income streams, including credit card profit sharing income, to Other Revenue on our Consolidated Statements of Operations and conformed prior periods. Note 2 provides additional information.

Revenues	Three Months Ended
(millions)	May 5, 2018	April 29, 2017
Beauty and household essentials	$4,227	$4,051
Food and beverage	3,587	3,452
Apparel and accessories	3,503	3,413
Home furnishings and décor	2,903	2,747
Hardlines	2,313	2,310
Other	23	22
Sales	16,556	15,995

Credit card profit sharing	167	171
Other	58	57
Other revenue	225	228

Total revenue	$16,781	$16,223

Merchandise sales – We record almost all retail store revenues at the point of sale. Digital channel originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup in store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 5, 2018, February 3, 2018, and April 29, 2017, the accrual for estimated returns was $119 million, $110 million, and $122 million, respectively. We have not historically had material adjustments to our returns estimates.
Under certain vendor arrangements the purchase and sale of inventory is virtually simultaneous. We record revenue and related costs gross for the vast majority of these arrangements, with approximately 5% of consolidated sales made under such arrangements. We concluded that we are the principal in these transactions for a number of reasons, most notably because we 1) control the overall economics of the transactions, including setting the sales price and realizing the majority of cash flows from the sale, 2) control the relationship with the customer, and 3) are responsible for fulfilling the promise to provide goods to the customer.
Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions.

(millions)	February 3, 2018	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	May 5, 2018
Gift card liability	$709	$205	$(281)	$633

(a)	Net of estimated breakage.

Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their Target-branded credit or debit card (REDcards). The 5 percent discount is included as a sales reduction in our Consolidated Statements of Operations and was $214 million and $209 million for the three months ended May 5, 2018 and April 29, 2017, respectively.
Credit card profit sharing – We receive payments under a credit card program agreement with TD. Under the agreement, we receive a percentage of the profits generated by the Target Credit Card and Target MasterCard receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Credit Card and Target MasterCard receivables, controls risk management policies, and oversees regulatory compliance.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Cash and Cash Equivalents
Short-term investments	Level 1	$311	$1,906	$2,002
Other Current Assets
Prepaid forward contracts	Level 1	21	23	37
Other Noncurrent Assets
Interest rate swaps (a)	Level 2	—	—	4
Liabilities
Other Noncurrent Liabilities
Interest rate swaps (a)	Level 2	10	6	—

(a)	See Note 7 for additional information on interest rate swaps.

Significant Financial Instruments not Measured at Fair Value (a) (millions)	May 5, 2018		February 3, 2018		April 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$10,442	$10,782	$10,440	$11,155	$11,717	$12,610

(a)	The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)	The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and lease liabilities.

5. Cash and Cash Equivalents

Cash equivalents at May 5, 2018 include $311 million of highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions, which typically settle in five days or less.

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. For the three months ended May 5, 2018, the maximum amount outstanding was $658 million and the average daily amount outstanding was $127 million at a weighted average annual interest rate of 1.8 percent. At May 5, 2018, no balances were outstanding. No balances were outstanding at any time during the three months ended April 29, 2017.

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

In March 2018, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated this swap as a fair value hedge. With the addition of this swap, as of May 5, 2018, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. As of April 29, 2017, two interest rate swaps with notional amounts totaling $1,000 million were designated as fair value hedges. No ineffectiveness was recognized during the three months ended May 5, 2018 or April 29, 2017.

We recorded income of less than $1 million and $4 million during the three months ended May 5, 2018 and April 29, 2017, respectively, within Net Interest Expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

8. Leases

We lease certain retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2018 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs).
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We rent or sublease certain real estate to third parties. Our sublease portfolio consists mainly of operating leases with CVS Pharmacy Inc. for space within our stores.

Leases (millions)	Classification	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Operating lease assets	Operating Lease Assets	$1,958	$1,884	$1,879
Finance lease assets	Buildings and Improvements, net of Accumulated Depreciation (a)	826	836	803
Total leased assets		$2,784	$2,720	$2,682
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$150	$147	$126
Finance	Current Portion of Long-term Debt and Other Borrowings	81	80	44
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,007	1,924	1,923
Finance	Long-term Debt and Other Borrowings	876	885	877
Total lease liabilities		$3,114	$3,036	$2,970

(a)	Finance lease assets are recorded net of accumulated amortization of $332 million, $317 million, and $269 million as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

Lease Cost		Three Months Ended
(millions)	Classification	May 5, 2018	April 29, 2017
Operating lease cost (a)	SG&A Expenses	$60	$53
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	17	15
Interest on lease liabilities	Net Interest Expense	11	10
Sublease income (c)	Other Revenue	(2)	(2)
Net lease cost		$86	$76

(a)	Includes short-term leases and variable lease costs, which are immaterial.

(b)	Supply chain-related amounts are included in Cost of Sales.

(c)	Sublease income excludes rental income from owned properties of $12 million for the three months ended May 5, 2018 and April 29, 2017, which is included in Other Revenue.

Maturity of Lease Liabilities (millions)	Operating Leases (a)	Finance Leases (b)	Total
2018	$174	$99	$273
2019	230	91	321
2020	220	88	308
2021	212	88	300
2022	208	88	296
After 2022	1,880	920	2,800
Total lease payments	$2,924	$1,374	$4,298
Less: Interest (c)	767	417
Present value of lease liabilities (d)	$2,157	$957
Note: For leases commencing prior to 2018, minimum lease payments excludes payments to landlords for real estate taxes and common area maintenance.

(a)
Operating lease payments include $798 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $264 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)
Finance lease payments include $122 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $236 million of legally binding minimum lease payments for leases signed but not yet commenced.

(c)	Calculated using the interest rate for each lease.

(d)	Includes the current portion of $150 million for operating leases and $81 million for finance leases.

Lease Term and Discount Rate	May 5, 2018	February 3, 2018	April 29, 2017
Weighted-average remaining lease term (years)
Operating leases	14.9	15.2	15.9
Finance leases	15.2	15.4	15.4
Weighted-average discount rate
Operating leases	3.89%	3.88%	3.90%
Finance leases	4.67%	4.64%	4.63%

Other Information	Three Months Ended
(millions)	May 5, 2018	April 29, 2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$49	$47
Operating cash flows from finance leases	11	10
Financing cash flows from finance leases	12	10
Leased assets obtained in exchange for new finance lease liabilities	5	63
Leased assets obtained in exchange for new operating lease liabilities	113	103

9. Income Taxes

	Three Months Ended
(dollars in millions)	May 5, 2018	April 29, 2017 As Adjusted
Income tax expense	$210	$355
Effective tax rate (a)	22.6%	34.5%

(a)
For the three months ended May 5, 2018, our income tax rate decreased by 11.9% compared with the three months ended April 29, 2017 primarily due to the lower federal corporate tax rate enacted by the Tax Cuts and Jobs Act (the Tax Act), partially offset by certain other provisions, none of which was individually significant.

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. During the three months ended May 5, 2018, we made no adjustments to previously-recorded provisional amounts related to the Tax Act. Additional work is necessary for a more detailed analysis of (1) certain deferred tax assets and liabilities, including 2017 accelerated depreciation deductions, and (2) historical foreign earnings and outside book/tax basis differences. We do not expect subsequent adjustments to be material, but any such adjustments related to these amounts will be recorded to tax expense in the quarter of 2018 in which we complete the analysis.

Beginning with the quarter ending May 5, 2018, we are subject to a new tax on global intangible low-taxed income that is imposed on foreign earnings. We have made an accounting election to record this tax as a period cost and thus have not adjusted any of the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Impacts of this new tax were immaterial and are included in our provision for income taxes for the three months ended May 5, 2018.

10. Share Repurchase

	Three Months Ended
(millions, except per share data)	May 5, 2018	April 29, 2017
Total number of shares purchased	6.9	4.9
Average price paid per share	$71.24	$61.68
Total investment	$494	$305
Note: Activity related to the April 2018 accelerated share repurchase (ASR) described below is omitted because the transaction was not fully settled as of May 5, 2018.

During April 2018, we entered into an ASR to repurchase $225 to $425 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we paid $425 million and received an initial delivery of 2.9 million shares, which were retired, resulting in a $200 million reduction to Retained Earnings. As of May 5, 2018, $225 million is included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital.

11. Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended
(millions)	May 5, 2018	April 29, 2017
Service cost	$24	$21
Interest cost	37	34
Expected return on assets	(62)	(61)
Amortization of losses	21	15
Amortization of prior service cost	(3)	(3)
Total	$17	$6

12. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension		Total
February 3, 2018	$(14)	$(13)	$(720)		$(747)
Other comprehensive income before reclassifications	—	(3)	—		(3)
Amounts reclassified from AOCI	—	—	13	(a)	13
May 5, 2018	$(14)	$(16)	$(707)		$(737)

(a)	Represents pension amortization, net of $5 million of taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2018 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.33.

•	Adjusted earnings per share from continuing operations were $1.32.

•	Comparable sales increased 3.0 percent, driven by a 3.7 percent increase in traffic.

•	Digital channel sales increased 28 percent.

As described in Note 2 to the Consolidated Financial Statements, certain prior-year amounts have been adjusted to reflect the impact of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842), and ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) and adjusted throughout this document to conform to the current year presentation.

Sales were $16,556 million for the three months ended May 5, 2018, an increase of $561 million or 3.5 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $512 million for the three months ended May 5, 2018, a decrease of $745 million, or 59 percent from $1,257 million for the three months ended April 29, 2017. Refer to the Operating Cash Flows discussion within the Liquidity and Capital Resources section of MD&A on page 23 for additional information.

Earnings Per Share from Continuing Operations	Three Months Ended
	May 5, 2018	April 29, 2017 As Adjusted (a)	Change
GAAP diluted earnings per share	$1.33	$1.21	9.1%
Adjustments	(0.01)	(0.01)
Adjusted diluted earnings per share	$1.32	$1.20	9.4%
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

(a)	Lease standard adoption resulted in a $0.01 reduction in both GAAP and Adjusted diluted earnings per share from continuing operations for the three months ended April 29, 2017.

For the trailing twelve months ended May 5, 2018, ROIC was 15.2 percent, compared with 13.8 percent for the trailing twelve months ended April 29, 2017. (Note, the adoption of the lease standard reduced ROIC by approximately 0.5 percentage points for all periods presented.) Excluding the discrete impacts of the Tax Cuts and Jobs Act (Tax Act), ROIC was 13.5 percent for the trailing twelve months ended May 5, 2018. A reconciliation of ROIC is provided on page 22.

Analysis of Results of Operations

Beginning with the first quarter 2018, we no longer present segment EBIT and segment rate analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations. Instead, we present an analysis of results of operating income. Prior period amounts conform to the current year presentation.

	Three Months Ended
(dollars in millions)	May 5, 2018	April 29, 2017 As Adjusted	Change
Sales	$16,556	$15,995	3.5%
Other revenue (a)	225	228	(1.2)
Total revenue	16,781	16,223	3.4
Cost of sales	11,625	11,199	3.8
Selling, general and administrative expenses	3,545	3,353	5.7
Depreciation and amortization (exclusive of depreciation included in cost of sales)	570	516	10.5
Operating income	$1,041	$1,155	(9.9)%

(a)	Other revenue includes $167 million and $171 million of profit-sharing income under our credit card program agreement for the three months ended May 5, 2018 and April 29, 2017, respectively.

Rate Analysis	Three Months Ended
	May 5, 2018	April 29, 2017 As Adjusted
Gross margin rate (a)	29.8%	30.0%
SG&A expense rate (b)	21.1	20.7
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate (b)	3.4	3.2
Operating income margin rate (b)	6.2	7.1

(a)	Calculated as gross margin (sales less cost of sales) divided by sales.

(b)	Calculated by dividing the applicable amount by total revenue.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Comparable sales is a measure that highlights the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digital channel sales include all sales initiated through mobile applications and our websites. Digital channel sales may be fulfilled through our stores, our distribution centers, our vendors, or other delivery options, including store pick-up or drive-up and delivery via our wholly-owned subsidiary, Shipt.

The increase in sales during the three months ended May 5, 2018, is due to a comparable sales increase of 3.0 percent and the contribution from new stores.

Comparable Sales	Three Months Ended
	May 5, 2018	April 29, 2017
Comparable sales change	3.0%	(1.3)%
Drivers of change in comparable sales
Number of transactions	3.7	(0.8)
Average transaction amount	(0.6)	(0.6)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended
	May 5, 2018	April 29, 2017
Stores channel comparable sales change	1.9%	(2.2)%
Digital channel contribution to comparable sales change	1.1	0.8
Total comparable sales change	3.0%	(1.3)%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended
	May 5, 2018	April 29, 2017 As Adjusted
Stores	94.8%	95.8%
Digital	5.2	4.2
Total	100%	100%

Note 3 to the Consolidated Financial Statements provides sales by product category. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended
	May 5, 2018	April 29, 2017
Target Debit Card	13.5%	13.6%
Target Credit Cards	10.6	11.1
Total REDcard Penetration	24.1%	24.7%
Note: Amounts may not foot due to rounding. In Q1 2018, we refined our calculation of REDcard penetration. The prior period amount has been updated to conform with the current period methodology, resulting in an increase of 0.2 percentage points to the Total REDcard Penetration at April 29, 2017.

Gross Margin Rate

For the three months ended May 5, 2018, our gross margin rate was 29.8 percent compared with 30.0 percent in the comparable period last year. The decrease was primarily due to increased digital fulfillment costs. Among other factors, our gross margin benefited from cost savings initiatives combined with the net impact of our efforts to improve pricing and promotions. These benefits were partially offset by the impact of our first quarter sales mix.

Selling, General, and Administrative Expense Rate
For the three months ended May 5, 2018, our SG&A expense rate was 21.1 percent compared to 20.7 percent in the comparable period last year. The increase was due to higher compensation, primarily driven by store wages, and other items, including increased investment in stores.

Depreciation and Amortization Expense Rate

For the three months ended May 5, 2018, our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.4 percent compared to 3.2 percent in the comparable period last year. The increase was primarily due to higher accelerated depreciation for planned store remodels and the impact of increased investments in store assets.

Store Data

Change in Number of Stores	Three Months Ended
	May 5, 2018	April 29, 2017
Beginning store count	1,822	1,802
Opened	7	5
Closed	—	—
Ending store count	1,829	1,807

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	May 5, 2018	February 3, 2018	April 29, 2017	May 5, 2018	February 3, 2018	April 29, 2017
170,000 or more sq. ft.	274	274	276	48,951	48,966	49,328
50,000 to 169,999 sq. ft.	1,502	1,500	1,505	189,258	189,030	189,746
49,999 or less sq. ft.	53	48	26	1,477	1,359	709
Total	1,829	1,822	1,807	239,686	239,355	239,783
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $121 million and $140 million for the three months ended May 5, 2018 and April 29, 2017, respectively. The decrease is due to both a lower average net portfolio rate and lower average debt balances during the three months ended May 5, 2018 as compared with the prior year period.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended May 5, 2018 was 22.6 percent compared with 34.5 percent for the comparable period last year. The decrease was primarily due to the lower federal corporate tax rate enacted by the Tax Act.

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

	Three Months Ended
	May 5, 2018			April 29, 2017 As Adjusted (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.33			$1.21
Adjustments
Income tax matters (b)	$—	$(5)	$(0.01)	$—	$(7)	$(0.01)
Adjusted diluted earnings per share from continuing operations			$1.32			$1.20
Note: Amounts may not foot due to rounding.

(a)
Lease standard adoption resulted in a $0.01 reduction in both GAAP and Adjusted diluted earnings per share from continuing operations for the three months ended April 29, 2017. Refer to Note 2 to the Consolidated Financial Statements.

(b)	Represents income from income tax matters not related to current period operations.

Consolidated earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA) are non-GAAP financial measures which we believe provide meaningful information about our operational efficiency compared to our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is net earnings from continuing operations. Consolidated EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate consolidated EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA	Three Months Ended
(millions) (unaudited)	May 5, 2018	April 29, 2017 As Adjusted	Change
Net earnings from continuing operations	$717	$675	6.3%
+ Provision for income taxes	210	355	(41.0)
+ Net interest expense	121	140	(13.4)
EBIT (a)	$1,048	$1,170	(10.4)%
+ Total depreciation and amortization (b)	631	581	8.6
EBITDA (a)	$1,679	$1,751	(4.1)%

(a)	Adoption of the new accounting standards resulted in an $8 million decrease in EBIT for the three months ended April 29, 2017, with no impact on EBITDA.

(b)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales on our Consolidated Statements of Operations.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

	Trailing Twelve Months
Numerator (dollars in millions)	May 5, 2018 (a)		April 29, 2017 As Adjusted
Operating income	$4,110		$4,723
+ Net other income / (expense)	51		93
EBIT	4,161		4,816
+ Operating lease interest (b)	80		75
Adjusted EBIT	$4,241		$4,891
- Income taxes (c)	692	(d)	1,633
Net operating profit after taxes	$3,549		$3,258

Denominator (dollars in millions)	May 5, 2018	April 29, 2017 As Adjusted	April 30, 2016 As Adjusted
Current portion of long-term debt and other borrowings	$283	$1,729	$1,634
+ Noncurrent portion of long-term debt	11,107	10,916	12,431
+ Shareholders' equity	11,158	10,979	12,506
+ Operating lease liabilities (e)	2,157	2,049	1,902
- Cash and cash equivalents	1,060	2,680	4,036
- Net assets of discontinued operations (f)	—	17	249
Invested capital	$23,645	$22,976	$24,188
Average invested capital (g)	$23,310	$23,582

After-tax return on invested capital (h)	15.2%	(d)	13.8%
After-tax return on invested capital excluding discrete impacts of Tax Act	13.5%	(d)

(a)	Consisted of 53 weeks.

(b)
Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense within SG&A. Operating lease interest is added back to Operating Income in the ROIC calculation to control for differences in capital structure between us and our competitors.

(c)
Calculated using the effective tax rates for continuing operations, which were 16.3 percent and 33.4 percent for the trailing twelve months ended May 5, 2018, and April 29, 2017, respectively. For the twelve months ended May 5, 2018, and April 29, 2017, includes tax effect of $679 million and $1,608 million, respectively, related to EBIT and $13 million and $25 million, respectively, related to operating lease interest.

(d)
The effective tax rate for the trailing twelve months ended May 5, 2018, includes discrete tax benefits of $343 million related to the Tax Act, and the impact of the new lower U.S. corporate income tax rate.

(e)
Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities on the Consolidated Statements of Financial Position.

(f)	Included in Other Assets and Liabilities on the Consolidated Statements of Financial Position.

(g)	Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

(h)	Adoption of the new lease standard reduced ROIC by approximately 0.5 percentage points for all periods presented.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,060 million at May 5, 2018, compared with $2,680 million for the same period in 2017. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $512 million for the three months ended May 5, 2018, compared with $1,257 million for the same period in 2017. The operating cash flow decrease is due to an increase in inventory during the three months ended May 5, 2018 compared to a decrease during the same period last year, the amount of incentive compensation paid during the current year, and the timing of income tax payments.

Inventory

Inventory was $8,652 million as of May 5, 2018, compared with $8,597 million and $7,920 million at February 3, 2018, and April 29, 2017, respectively. Inventory increased to support current and expected sales. In addition, inventory levels in certain seasonal categories were impacted by timing of receipts and sales in seasonal categories.

Dividends

We paid dividends totaling $334 million ($0.62 per share) for the three months ended May 5, 2018, and $332 million ($0.60 per share) for the three months ended April 29, 2017, a per share increase of 3.3 percent. We declared dividends totaling $333 million ($0.62 per share) in first quarter 2018, a per share increase of 3.3 percent over the $333 million ($0.60 per share) of declared dividends during the first quarter of 2017. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchases

During the three months ended May 5, 2018 and April 29, 2017, we returned $494 million and $305 million, respectively, to shareholders through share repurchase. For the three months ended May 5, 2018, these amounts exclude the ASR transaction described in Note 10 because the transaction was not fully settled. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 10 to the Consolidated Financial Statements for more information.

 Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 5, 2018 our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks, which expires in October 2022. No balances were outstanding at any time during 2018 or 2017.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 5, 2018, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 2 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 3, 2018 as reported in our 2017 Form 10-K.

New Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements for a description of accounting standards adopted related to revenue recognition, leases, and pensions. We do not expect any other recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the impact of changes in the expected effective income tax rate on net income, including those resulting from the Tax Act, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation and the resolution of tax matters, the expected impact of changes in information technology systems, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended February 3, 2018, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following changes to our information technology systems materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We are in the process of a broad migration of many mainframe-based systems and middleware products to a modern platform, including systems supporting inventory and supply chain-related transactions.

•
We have continued to expand our implementation of enterprise resource planning software from SAP AG, including the Q1 2018 implementation of modules supporting our accounting for sales transactions and leases.

During the most recently completed fiscal quarter, no other changes in our internal control over financial reporting materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

On March 19, 2018, the United States District Court for the District of Minnesota (the Court) denied the plaintiff's motion to alter or amend the final judgment dismissing the federal securities law class actions, which relate to certain prior disclosures by Target about its expansion of retail operations into Canada (the Federal Securities Law Class Actions). The Federal Securities Law Class Actions were previously described in Target’s annual report on Form 10-K for the fiscal year ended February 3, 2018. On April 18, 2018, the plaintiffs appealed the Court’s dismissal. That appeal has not yet been heard or decided. Target intends to continue to vigorously defend the Federal Securities Law Class Actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 28.3 million shares of common stock through May 5, 2018, at an average price of $63.15, for a total investment of $1.8 billion, excluding the April 2018 ASR because the transaction was not fully settled as of May 5, 2018. The table below presents information with respect to Target common stock purchases made during the three months ended May 5, 2018, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
February 4, 2018 through March 3, 2018
February 2018 ASR	3,000,000	$72.03	3,000,000	$3,309,702,895
March 4, 2018 through April 7, 2018
Open market and privately negotiated purchases	2,330,856	70.04	2,330,856	3,146,438,310
February 2018 ASR	1,436,996	72.03	1,436,996	3,226,829,527
April 8, 2018 through May 5, 2018
Open market and privately negotiated purchases	164,640	66.97	164,640	3,215,804,372
April 2018 ASR (a)	2,900,000	TBD	2,900,000	2,790,804,372
Total	9,832,492	TBD	9,832,492	$2,790,804,372

(a)	Refer to Note 10 of the Consolidated Financial Statements for further details about the ASR contract.

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

TARGET CORPORATION

Dated: May 29, 2018	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller