Form 10-Q
period 2018-08-04
TARGET CORP
filed 2018-08-27
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 22, 2018 were 526,350,987.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 4, 2018	July 29, 2017 As Adjusted (a)	August 4, 2018	July 29, 2017 As Adjusted (a)
Sales	$17,552	$16,410	$34,108	$32,405
Other revenue	224	224	450	452
Total revenue	17,776	16,634	34,558	32,857
Cost of sales	12,239	11,419	23,865	22,618
Selling, general and administrative expenses	3,865	3,601	7,410	6,953
Depreciation and amortization (exclusive of depreciation included in cost of sales)	539	521	1,109	1,038
Operating income	1,133	1,093	2,174	2,248
Net interest expense	115	131	237	272
Net other (income) / expense	(4)	(15)	(12)	(30)
Earnings from continuing operations before income taxes	1,022	977	1,949	2,006
Provision for income taxes	223	307	433	661
Net earnings from continuing operations	799	670	1,516	1,345
Discontinued operations, net of tax	—	1	1	4
Net earnings	$799	$671	$1,517	$1,349
Basic earnings per share
Continuing operations	$1.50	$1.22	$2.84	$2.44
Discontinued operations	—	—	—	0.01
Net earnings per share	$1.50	$1.22	$2.84	$2.45
Diluted earnings per share
Continuing operations	$1.49	$1.21	$2.81	$2.43
Discontinued operations	—	—	—	0.01
Net earnings per share	$1.49	$1.22	$2.82	$2.44
Weighted average common shares outstanding
Basic	531.7	549.3	534.3	550.8
Dilutive impact of share-based awards	4.6	2.6	4.3	2.8
Diluted	536.3	551.9	538.6	553.6
Antidilutive shares	—	5.2	—	3.6
Dividends declared per share	$0.64	$0.62	$1.26	$1.22
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 4, 2018	July 29, 2017 As Adjusted (a)	August 4, 2018	July 29, 2017 As Adjusted (a)
Net earnings	$799	$671	$1,517	$1,349
Other comprehensive income
Pension, net of tax	16	7	29	14
Currency translation adjustment and cash flow hedges, net of tax	(2)	3	(5)	8
Other comprehensive income	14	10	24	22
Comprehensive income	$813	$681	$1,541	$1,371

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Financial Position
(millions) (unaudited)	August 4, 2018	February 3, 2018 As Adjusted (a)	July 29, 2017 As Adjusted (a)
Assets
Cash and cash equivalents	$1,180	$2,643	$2,291
Inventory	9,112	8,597	8,192
Other current assets	1,211	1,300	1,114
Total current assets	11,503	12,540	11,597
Property and equipment
Land	6,074	6,095	6,089
Buildings and improvements	28,629	28,131	27,616
Fixtures and equipment	5,356	5,623	5,361
Computer hardware and software	2,575	2,645	2,518
Construction-in-progress	685	440	423
Accumulated depreciation	(18,147)	(18,398)	(17,603)
Property and equipment, net	25,172	24,536	24,404
Operating lease assets	1,976	1,884	1,857
Other noncurrent assets	1,345	1,343	809
Total assets	$39,996	$40,303	$38,667
Liabilities and shareholders’ investment
Accounts payable	$9,116	$8,677	$7,584
Accrued and other current liabilities	3,878	4,094	3,627
Current portion of long-term debt and other borrowings	1,044	281	1,365
Total current liabilities	14,038	13,052	12,576
Long-term debt and other borrowings	10,108	11,117	10,706
Noncurrent operating lease liabilities	2,028	1,924	1,897
Deferred income taxes	828	693	757
Other noncurrent liabilities	1,827	1,866	1,676
Total noncurrent liabilities	14,791	15,600	15,036
Shareholders’ investment
Common stock	44	45	46
Additional paid-in capital	5,788	5,858	5,707
Retained earnings	6,058	6,495	5,918
Accumulated other comprehensive loss	(723)	(747)	(616)
Total shareholders’ investment	11,167	11,651	11,055
Total liabilities and shareholders’ investment	$39,996	$40,303	$38,667
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 526,112,846, 541,681,670 and 546,183,291 shares issued and outstanding at August 4, 2018, February 3, 2018 and July 29, 2017, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 4, 2018	July 29, 2017 As Adjusted (a)
Operating activities
Net earnings	$1,517	$1,349
Earnings from discontinued operations, net of tax	1	4
Net earnings from continuing operations	1,516	1,345
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,234	1,166
Share-based compensation expense	71	43
Deferred income taxes	129	(90)
Noncash losses / (gains) and other, net	99	94
Changes in operating accounts
Inventory	(515)	52
Other assets	1	71
Accounts payable	342	332
Accrued and other liabilities	(154)	(144)
Cash provided by operating activities—continuing operations	2,723	2,869
Cash provided by operating activities—discontinued operations	1	57
Cash provided by operations	2,724	2,926
Investing activities
Expenditures for property and equipment	(1,856)	(1,203)
Proceeds from disposal of property and equipment	15	22
Other investments	3	(80)
Cash required for investing activities	(1,838)	(1,261)
Financing activities
Reductions of long-term debt	(255)	(617)
Dividends paid	(665)	(663)
Repurchase of stock	(954)	(615)
Accelerated share repurchase pending final settlement	(525)	—
Stock option exercises	50	9
Cash required for financing activities	(2,349)	(1,886)
Net decrease in cash and cash equivalents	(1,463)	(221)
Cash and cash equivalents at beginning of period	2,643	2,512
Cash and cash equivalents at end of period	$1,180	$2,291

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2017 As Adjusted (a)	556.2	$46	$5,661	$5,846	$(638)	$10,915
Net earnings	—	—	—	2,914	—	2,914
Other comprehensive income	—	—	—	—	8	8
Dividends declared	—	—	—	(1,356)	—	(1,356)
Repurchase of stock	(17.6)	(1)	—	(1,026)	—	(1,027)
Stock options and awards	3.1	—	197	—	—	197
Reclassification of tax effects to retained earnings	—	—	—	117	(117)	—
February 3, 2018 As Adjusted (a)	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	1,517	—	1,517
Other comprehensive income	—	—	—	—	24	24
Dividends declared	—	—	—	(674)	—	(674)
Repurchase of stock	(12.7)	(1)	—	(925)	—	(926)
Accelerated share repurchase pending final settlement	(4.6)	—	(170)	(355)	—	(525)
Stock options and awards	1.7	—	100	—	—	100
August 4, 2018	526.1	$44	$5,788	$6,058	$(723)	$11,167

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

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

2. Accounting Standards Adopted

Revenue Recognition

We adopted Accounting Standards Update (ASU) No. 2014-09—Revenue from Contracts with Customers (Topic 606), as of February 4, 2018, using the full retrospective approach. The new standard did not materially affect our consolidated net earnings, financial position, or cash flows. The new standard resulted in minor changes to the timing of recognition of revenues for certain promotional gift card programs.

For the three and six months ended July 29, 2017, we reclassified profit-sharing income under our credit card program agreement to Other Revenue from Selling, General and Administrative Expenses (SG&A). In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

Leases

We adopted ASU No. 2016-02—Leases (Topic 842), as of February 4, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements.
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

Pensions

In the first quarter of 2018, we adopted ASU No. 2017-07—Compensation – Retirement Benefits (Topic 715) using the full retrospective approach. The new standard requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the Consolidated Statement of Operations. For the three and six months ended July 29, 2017, we reclassified $(15) million and $(30) million, respectively, of non-service cost components of net benefit cost to Net Other (Income) / Expense from SG&A on our Consolidated Statements of Operations.

Effect of Accounting Standards Adoption on Consolidated Statement of Operations

	Three Months Ended	Effect of the Adoption of						Three Months Ended
		ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		ASU 2017-07 (Pension)
(millions, except per share data) (unaudited)	July 29, 2017 As Previously Reported							July 29, 2017 As Adjusted
Sales	$16,429	$(19)	(a)	$—		$—		$16,410
Other revenue	—	224	(a)	—		—		224
Total revenue	16,429	205		—		—		16,634
Cost of sales	11,419	—		—		—		11,419
Selling, general and administrative expenses	3,382	205	(a)	(2)		15	(c)	3,601
Depreciation and amortization (exclusive of depreciation included in cost of sales)	514	—		8	(b)	—		521
Operating income	1,114	—		(6)		(15)		1,093
Net interest expense	135	—		(3)	(b)	—		131
Net other (income) / expense	—	—		—		(15)	(c)	(15)
Earnings from continuing operations before income taxes	979	—		(3)		—		977
Provision for income taxes	308	—		(1)		—		307
Net earnings from continuing operations	671	—		(2)		—		670
Discontinued operations, net of tax	1	—		—		—		1
Net earnings	$672	$—		$(2)		$—		$671
Basic earnings per share
Continuing operations	$1.22							$1.22
Discontinued operations	—							—
Net earnings per share	$1.22							$1.22
Diluted earnings per share
Continuing operations	$1.22							$1.21
Discontinued operations	—							—
Net earnings per share	$1.22							$1.22
Note: Per share amounts may not foot due to rounding. The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding. Footnote explanations are provided on page 8.

Effect of Accounting Standards Adoption on Consolidated Statement of Operations

	Six Months Ended	Effect of the Adoption of						Six Months Ended
		ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		ASU 2017-07 (Pension)
(millions, except per share data) (unaudited)	July 29, 2017 As Previously Reported							July 29, 2017 As Adjusted
Sales	$32,446	$(41)	(a)	$—		$—		$32,405
Other revenue	—	452	(a)	—		—		452
Total revenue	32,446	411		—		—		32,857
Cost of sales	22,618	—		—		—		22,618
Selling, general and administrative expenses	6,515	411	(a)	(2)		30	(c)	6,953
Depreciation and amortization (exclusive of depreciation included in cost of sales)	1,022	—		16	(b)	—		1,038
Operating income	2,291	—		(14)		(30)		2,248
Net interest expense	278	—		(7)	(b)	—		272
Net other (income) / expense	—	—		—		(30)	(c)	(30)
Earnings from continuing operations before income taxes	2,013	—		(7)		—		2,006
Provision for income taxes	664	—		(3)		—		661
Net earnings from continuing operations	1,349	—		(4)		—		1,345
Discontinued operations, net of tax	4	—		—		—		4
Net earnings	$1,353	$—		$(4)		$—		$1,349
Basic earnings per share
Continuing operations	$2.45							$2.44
Discontinued operations	0.01							0.01
Net earnings per share	$2.45							$2.45
Diluted earnings per share
Continuing operations	$2.44							$2.43
Discontinued operations	0.01							0.01
Net earnings per share	$2.44							$2.44
Note: Per share amounts may not foot due to rounding. The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

(a)
For the three and six months ended July 29, 2017, we reclassified $172 million and $342 million, respectively, of profit-sharing income under our credit card program agreement to Other Revenue from SG&A. In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

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
Note: The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding. Footnote explanations are provided on page 10.

Effect of Accounting Standards Adoption on Consolidated Statement of Financial Position

		Effect of the Adoption of
(millions) (unaudited)	July 29, 2017 As Previously Reported	ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		July 29, 2017 As Adjusted
Assets
Cash and cash equivalents	$2,291	$—		$—		$2,291
Inventory	8,257	(65)	(a)	—		8,192
Other current assets	1,072	65	(a)	(23)	(b)	1,114
Total current assets	11,620	—		(23)		11,597
Property and equipment
Land	6,089	—		—		6,089
Buildings and improvements	28,041	—		(425)	(c)	27,616
Fixtures and equipment	5,361	—		—		5,361
Computer hardware and software	2,518	—		—		2,518
Construction-in-progress	423	—		—		423
Accumulated depreciation	(17,571)	—		(32)	(c)	(17,603)
Property and equipment, net	24,861	—		(457)		24,404
Operating lease assets	—	—		1,857	(d)	1,857
Other noncurrent assets	885	—		(76)	(e)	809
Total assets	$37,366	$—		$1,301		$38,667
Liabilities and shareholders’ investment
Accounts payable	$7,584	$—		$—		$7,584
Accrued and other current liabilities	3,790	(14)	(k)	(150)	(f)	3,627
Current portion of long-term debt and other borrowings	1,355	—		11	(g)	1,365
Total current liabilities	12,729	(14)		(139)		12,576
Long-term debt and other borrowings	10,892	—		(185)	(g)	10,706
Noncurrent operating lease liabilities	—	—		1,897	(h)	1,897
Deferred income taxes	784	6		(33)		757
Other noncurrent liabilities	1,863	—		(188)	(i)	1,676
Total noncurrent liabilities	13,539	6		1,491		15,036
Shareholders’ investment
Common stock	46	—		—		46
Additional paid-in capital	5,707	—		—		5,707
Retained earnings	5,961	8	(k)	(51)	(j)	5,918
Accumulated other comprehensive loss	(616)	—		—		(616)
Total shareholders’ investment	11,098	8		(51)		11,055
Total liabilities and shareholders’ investment	$37,366	$—		$1,301		$38,667
Note: The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

(a)	Represents estimated merchandise returns, which were reclassified from Inventory to Other Current Assets.

(b)	Represents prepaid rent reclassified to Operating Lease Assets.

(c)
For both periods presented, represents impact of changes in finance lease terms and related leasehold improvements (net of accumulated depreciation) under the hindsight practical expedient and derecognition of approximately $135 million of non-Target owned properties that were consolidated under previously existing build-to-suit accounting rules.

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

(i)
For both periods presented, represents derecognition of approximately $135 million of liabilities related to non-Target owned properties that were consolidated under previously existing build-to-suit accounting rules and reclassification of tenant incentives to Operating Lease Assets.

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

Revenues	Three Months Ended		Six Months Ended
(millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Apparel and accessories	$3,843	$3,646	$7,347	$7,059
Beauty and household essentials	4,411	4,107	8,638	8,157
Food and beverage	3,372	3,213	6,959	6,666
Hardlines	2,501	2,311	4,814	4,621
Home furnishings and décor	3,402	3,111	6,304	5,858
Other	23	22	46	44
Sales	17,552	16,410	34,108	32,405

Credit card profit sharing	167	172	333	342
Other	57	52	117	110
Other revenue	224	224	450	452

Total revenue	$17,776	$16,634	$34,558	$32,857

Merchandise sales – We record almost all retail store revenues at the point of sale. Digital channel originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup in store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 4, 2018, February 3, 2018, and July 29, 2017, the accrual for estimated returns was $114 million, $110 million, and $121 million, respectively. We have not historically had material adjustments to our returns estimates.
Under certain vendor arrangements the purchase and sale of inventory is virtually simultaneous. We record revenue and related costs gross for the vast majority of these arrangements, with approximately 5 percent of consolidated sales made under such arrangements. We concluded that we are the principal in these transactions for a number of reasons, most notably because we 1) control the overall economics of the transactions, including setting the sales price and realizing the majority of cash flows from the sale, 2) control the relationship with the customer, and 3) are responsible for fulfilling the promise to provide goods to the customer.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions.

(millions)	February 3, 2018	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	August 4, 2018
Gift card liability	$709	$298	$(403)	$604

(a)	Net of estimated breakage.

Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their Target-branded credit or debit card (REDcards). The 5 percent discount is included as a sales reduction in our Consolidated Statements of Operations and was $227 million and $441 million for the three and six months ended August 4, 2018, respectively, and $214 million and $424 million for the three and six months ended July 29, 2017, respectively.
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

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis		Fair Value at
(millions)	Pricing Category	August 4, 2018	February 3, 2018	July 29, 2017
Assets
Cash and Cash Equivalents
Short-term investments	Level 1	$353	$1,906	$1,617
Other Current Assets
Prepaid forward contracts	Level 1	22	23	37
Other Noncurrent Assets
Interest rate swaps	Level 2	—	—	4
Liabilities
Other current liabilities
Interest rate swaps	Level 2	7	—	—
Other Noncurrent Liabilities
Interest rate swaps	Level 2	2	6	—

Significant Financial Instruments not Measured at Fair Value (a) (millions)	August 4, 2018		February 3, 2018		July 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (b)	$10,243	$10,682	$10,440	$11,155	$11,122	$12,143

(a)	The carrying amounts of certain other current assets, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)	The carrying amount and estimated fair value of debt exclude unamortized swap valuation adjustments and lease liabilities.

5. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment losses of $78 million and $85 million during the three and six months ended August 4, 2018, respectively, primarily resulting from planned store closures. We recognized impairment losses of $87 million and $88 million during the three and six months ended July 29, 2017, respectively, primarily resulting from planned or completed store closures and supply chain changes. The impairments are recorded in selling, general and administrative expense on the Consolidated Statements of Operations.

6. Notes Payable and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program, a form of notes payable. For the six months ended August 4, 2018, the maximum amount outstanding was $658 million and the average daily amount outstanding was $63 million at a weighted average annual interest rate of 1.8 percent. As of August 4, 2018, no balances were outstanding. No balances were outstanding at any time during the six months ended July 29, 2017.

7. Derivative Financial Instruments

Our derivative instruments primarily consist of interest rate swaps, which we use to mitigate interest rate risk. As a result of our use of derivative instruments, we have counterparty credit exposure to large global financial institutions. We monitor this concentration of counterparty credit risk on an ongoing basis. Note 4 provides the fair value and classification of these instruments.

In March 2018, we entered into an interest rate swap with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated this swap as a fair value hedge. With the addition of this swap, as of August 4, 2018, three interest rate swaps with notional amounts totaling $1,250 million were designated as fair value hedges. As of July 29, 2017, two interest rate swaps with notional amounts totaling $1,000 million were designated as fair value hedges. No ineffectiveness was recognized during the three and six months ended August 4, 2018 or July 29, 2017.

We recorded expense of $1 million during both the three and six months ended August 4, 2018, and income of $2 million and $6 million during the three and six months ended July 29, 2017, respectively, within Net Interest Expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

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

Leases (millions)	Classification	August 4, 2018	February 3, 2018	July 29, 2017
Assets
Operating lease assets	Operating Lease Assets	$1,976	$1,884	$1,857
Finance lease assets	Buildings and Improvements, net of Accumulated Depreciation (a)	785	836	827
Total leased assets		$2,761	$2,720	$2,684
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$155	$147	$134
Finance	Current Portion of Long-term Debt and Other Borrowings	50	80	78
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,028	1,924	1,897
Finance	Long-term Debt and Other Borrowings	868	885	866
Total lease liabilities		$3,101	$3,036	$2,975

(a)	Finance lease assets are recorded net of accumulated amortization of $336 million, $317 million, and $284 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

Lease Cost		Three Months Ended		Six Months Ended
(millions)	Classification	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating lease cost (a)	SG&A Expenses	$61	$54	$121	$108
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	17	16	33	31
Interest on lease liabilities	Net Interest Expense	10	10	21	20
Sublease income (c)	Other Revenue	(3)	(2)	(5)	(4)
Net lease cost		$85	$78	$170	$155

(a)	Includes short-term leases and variable lease costs, which are immaterial.

(b)	Supply chain-related amounts are included in Cost of Sales.

(c)
Sublease income excludes rental income from owned properties of $12 million and $23 million for the three and six months ended August 4, 2018, respectively, and $12 million and $23 million for the three and six months ended July 29, 2017, respectively, which is included in Other Revenue.

Maturity of Lease Liabilities (millions)	Operating Leases (a)	Finance Leases (b)	Total
2018	$117	$45	$162
2019	237	90	327
2020	227	87	314
2021	219	87	306
2022	214	88	302
After 2022	1,936	930	2,866
Total lease payments	$2,950	$1,327	$4,277
Less: Interest	767	409
Present value of lease liabilities	$2,183	$918
Note: For leases commencing prior to 2018, minimum lease payments excludes payments to landlords for real estate taxes and common area maintenance.

(a)
Operating lease payments include $795 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $311 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)
Finance lease payments include $122 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $203 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	August 4, 2018	February 3, 2018	July 29, 2017
Weighted-average remaining lease term (years)
Operating leases	14.7	15.2	15.7
Finance leases	15.6	15.4	15.2
Weighted-average discount rate
Operating leases	3.90%	3.88%	3.90%
Finance leases	4.71%	4.64%	4.61%

Other Information	Six Months Ended
(millions)	August 4, 2018	July 29, 2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$105	$96
Operating cash flows from finance leases	22	20
Financing cash flows from finance leases	55	19
Leased assets obtained in exchange for new finance lease liabilities	15	97
Leased assets obtained in exchange for new operating lease liabilities	169	114

9. Income Taxes

	Three Months Ended		Six Months Ended
(dollars in millions)	August 4, 2018	July 29, 2017 As Adjusted	August 4, 2018	July 29, 2017 As Adjusted
Income tax expense	$223	$307	$433	$661
Effective tax rate	21.8%	31.4%	22.2%	33.0%

For the three and six months ended August 4, 2018, our income tax rate decreased by 9.6 percentage points and 10.8 percentage points, respectively, compared with the three and six months ended July 29, 2017, primarily due to the lower federal corporate tax rate enacted by the Tax Cuts and Jobs Act (the Tax Act), partially offset by certain other provisions, none of which was individually significant.

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. During the three and six months ended August 4, 2018, we made no adjustments to previously-recorded provisional amounts related to the Tax Act. Additional work is necessary for a more detailed analysis of (1) certain deferred tax assets and liabilities, including 2017 accelerated depreciation deductions, and (2) historical foreign earnings and outside book/tax basis differences. We do not expect subsequent adjustments to be material, but any such adjustments related to these amounts will be recorded to tax expense in the quarter of 2018 in which we complete the analysis.

Beginning with the first quarter of 2018, we are subject to a new tax on global intangible low-taxed income that is imposed on foreign earnings. We have made an accounting election to record this tax as a period cost and thus have not adjusted any of the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Impacts of this new tax were immaterial and are included in our provision for income taxes for the three and six months ended August 4, 2018.

10. Share Repurchase

	Six Months Ended
(millions, except per share data)	August 4, 2018	July 29, 2017
Total number of shares purchased	12.7	10.6
Average price paid per share	$72.64	$56.76
Total investment	$925	$601
Note: Activity related to the July 2018 accelerated share repurchase (ASR) described below is omitted because the transaction was not fully settled as of August 4, 2018.

During July 2018, we entered into an ASR to repurchase $400 to $525 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we paid $525 million and received an initial delivery of 4.6 million shares, which were retired, resulting in a $355 million reduction to Retained Earnings. As of August 4, 2018, $170 million is included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital.

11. Pension Benefits

We provide pension plan benefits to certain eligible team members.

Net Pension Benefits Expense	Three Months Ended		Six Months Ended
(millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$25	$21	$49	$42
Interest cost	37	34	73	69
Expected return on assets	(62)	(61)	(123)	(123)
Amortization of losses	20	15	41	30
Amortization of prior service cost	(3)	(3)	(6)	(5)
Settlements	3	—	3	—
Total	$20	$6	$37	$13

12. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
February 3, 2018	$(14)	$(13)	$(720)	$(747)
Other comprehensive income before reclassifications, net of tax	—	(5)	—	(5)
Amounts reclassified from AOCI, net of tax	—	—	29	29
August 4, 2018	$(14)	$(18)	$(691)	$(723)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2018 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.49.

•	Adjusted earnings per share from continuing operations were $1.47.

•	Sales increased 7.0 percent.

•	Comparable sales increased 6.5 percent, driven by a 6.4 percent increase in traffic.

◦	Comparable store sales grew 4.9 percent.

◦	Digital channel sales increased 41 percent.

As described in Note 2 to the Consolidated Financial Statements, certain prior-year amounts have been adjusted to reflect the impact of adopting Accounting Standards Update (ASU) No. 2014-09—Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02—Leases (Topic 842), and ASU No. 2017-07—Compensation – Retirement Benefits (Topic 715) and adjusted throughout this document to conform to the current year presentation.

Sales were $17,552 million for the three months ended August 4, 2018, an increase of $1,142 million or 7.0 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $2,723 million for the six months ended August 4, 2018, a decrease of $146 million, or 5.1 percent, from $2,869 million for the six months ended July 29, 2017. Refer to the Operating Cash Flows discussion within the Liquidity and Capital Resources section of MD&A on page 26 for additional information.

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017 As Adjusted (a)	Change	August 4, 2018	July 29, 2017 As Adjusted (a)	Change
GAAP diluted earnings per share	$1.49	$1.21	22.7%	$2.81	$2.43	15.9%
Adjustments	(0.02)	0.01		(0.03)	—
Adjusted diluted earnings per share	$1.47	$1.22	19.8%	$2.78	$2.43	14.7%
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

(a)
Lease standard adoption resulted in a $0.01 reduction in GAAP diluted earnings per share from continuing operations for both the three and six months ended July 29, 2017, and in Adjusted EPS for the three months ended July 29, 2017, and less than $0.01 in Adjusted EPS for the six months ended July 29, 2017.

For the trailing twelve months ended August 4, 2018, after-tax return on invested capital from continuing operations (ROIC) was 16.0 percent, compared with 13.5 percent for the trailing twelve months ended July 29, 2017. (Note, the adoption of the lease standard reduced ROIC by approximately 0.5 percentage points for all periods presented.) Excluding the discrete impacts of the Tax Cuts and Jobs Act (Tax Act), ROIC was 14.2 percent for the trailing twelve months ended August 4, 2018. The calculation of ROIC is provided on page 25.

Analysis of Results of Operations

	Three Months Ended			Six Months Ended
(dollars in millions)	August 4, 2018	July 29, 2017 As Adjusted	Change	August 4, 2018	July 29, 2017 As Adjusted	Change
Sales	$17,552	$16,410	7.0%	$34,108	$32,405	5.3%
Other revenue	224	224	0.2	450	452	(0.5)
Total revenue	17,776	16,634	6.9	34,558	32,857	5.2
Cost of sales	12,239	11,419	7.2	23,865	22,618	5.5
Selling, general and administrative expenses	3,865	3,601	7.4	7,410	6,953	6.6
Depreciation and amortization (exclusive of depreciation included in cost of sales)	539	521	3.3	1,109	1,038	6.9
Operating income	$1,133	$1,093	3.6%	$2,174	$2,248	(3.3)%

Rate Analysis	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017 As Adjusted	August 4, 2018	July 29, 2017 As Adjusted
Gross margin rate	30.3%	30.4%	30.0%	30.2%
SG&A expense rate	21.7	21.6	21.4	21.2
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.0	3.1	3.2	3.2
Operating income margin rate	6.4	6.6	6.3	6.8
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

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

The increase in sales during the three and six months ended July 29, 2018, is due to a comparable sales increase of 6.5 percent and 4.8 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Comparable sales change	6.5%	1.3%	4.8%	—%
Drivers of change in comparable sales
Number of transactions	6.4	2.1	5.0	0.6
Average transaction amount	0.1	(0.7)	(0.3)	(0.7)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stores channel comparable sales change	4.9%	0.2%	3.4%	(1.0)%
Digital channel contribution to comparable sales change	1.5	1.1	1.3	0.9
Total comparable sales change	6.5%	1.3%	4.8%	—%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017 As Adjusted	August 4, 2018	July 29, 2017 As Adjusted
Stores	94.4%	95.8%	94.6%	95.8%
Digital	5.6	4.2	5.4	4.2
Total	100%	100%	100%	100%

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

REDcard Penetration	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Target Debit Card	13.0%	13.2%	13.2%	13.4%
Target Credit Cards	10.9	11.6	10.8	11.3
Total REDcard Penetration	23.9%	24.8%	24.0%	24.7%
Note: Amounts may not foot due to rounding. In Q1 2018, we refined our calculation of REDcard penetration. The prior period amount has been updated to conform with the current period methodology, resulting in an increase of 0.2 percentage points to the Total REDcard Penetration for both the three and six months ended July 29, 2017.

Gross Margin Rate

For the three and six months ended August 4, 2018, our gross margin rate was 30.3 percent and 30.0 percent, respectively, compared with 30.4 percent and 30.2 percent in the comparable periods last year. For both periods, the decrease was primarily due to increased digital fulfillment costs, partially offset by the benefit of merchandising strategies including cost savings initiatives and efforts to improve pricing and promotion.

Selling, General, and Administrative Expense Rate

For the three and six months ended August 4, 2018, our SG&A expense rate was 21.7 percent and 21.4 percent, respectively, compared to 21.6 percent and 21.2 percent in the comparable periods last year, reflecting small year-over-year variances in broad expense categories. Within compensation expense, the impact of higher wages in 2018 was offset by lower bonus expense in 2018.

Depreciation and Amortization Expense Rate

For the three and six months ended August 4, 2018, our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.0 percent and 3.2 percent, respectively, compared with 3.1 percent and 3.2 percent in the comparable periods last year. The rate impact of higher accelerated depreciation for planned store remodels and increased investments in store assets was offset by increased sales.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Beginning store count	1,829	1,807	1,822	1,802
Opened	6	9	13	14
Closed	—	—	—	—
Ending store count	1,835	1,816	1,835	1,816

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	August 4, 2018	February 3, 2018	July 29, 2017	August 4, 2018	February 3, 2018	July 29, 2017
170,000 or more sq. ft.	274	274	276	48,952	48,966	49,328
50,000 to 169,999 sq. ft.	1,502	1,500	1,506	189,258	189,030	189,796
49,999 or less sq. ft.	59	48	34	1,644	1,359	958
Total	1,835	1,822	1,816	239,854	239,355	240,082
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $115 million and $237 million for the three and six months ended August 4, 2018, respectively, and $131 million and $272 million for the three and six months ended July 29, 2017, respectively. The decrease is due to both a lower average net portfolio rate and lower average debt balances during the three and six months ended August 4, 2018, as compared with the prior year periods.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended August 4, 2018, was 21.8 percent and 22.2 percent, respectively, compared with 31.4 percent and 33.0 percent for the comparable periods last year. The decrease was primarily due to the lower federal corporate tax rate enacted by the Tax Act.

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

	Three Months Ended
	August 4, 2018			July 29, 2017 As Adjusted (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.49			$1.21
Adjustments
Income tax matters (b)	$—	$(12)	$(0.02)	$—	$5	$0.01
Adjusted diluted earnings per share from continuing operations			$1.47			$1.22

	Six Months Ended
	August 4, 2018			July 29, 2017 As Adjusted (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.81			$2.43
Adjustments
Income tax matters (b)	$—	$(18)	$(0.03)	$—	$(2)	$—
Adjusted diluted earnings per share from continuing operations			$2.78			$2.43
Note: Amounts may not foot due to rounding.

(a)
Lease standard adoption resulted in a $0.01 reduction in GAAP diluted earnings per share from continuing operations for both the three and six months ended July 29, 2017, respectively, and a $0.01 reduction in Adjusted EPS for the three months ended July 29, 2017, and less than $0.01 in Adjusted EPS for the six months ended July 29, 2017. Refer to Note 2 to the Consolidated Financial Statements.

(b)	Represents income from income tax matters not related to current period operations.

Earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA) are non-GAAP financial measures which we believe provide meaningful information about our operational efficiency compared to our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is net earnings from continuing operations. EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA	Three Months Ended			Six Months Ended
(millions) (unaudited)	August 4, 2018	July 29, 2017 As Adjusted	Change	August 4, 2018	July 29, 2017 As Adjusted	Change
Net earnings from continuing operations	$799	$670	19.2%	$1,516	$1,345	12.8%
+ Provision for income taxes	223	307	(27.2)	433	661	(34.6)
+ Net interest expense	115	131	(12.2)	237	272	(12.8)
EBIT (a)	$1,137	$1,108	2.7%	$2,186	$2,278	(4.1)%
+ Total depreciation and amortization (b)	603	585	3.0	1,234	1,166	5.8
EBITDA (a)	$1,740	$1,693	2.8%	$3,420	$3,444	(0.7)%

(a)	Adoption of the new accounting standards resulted in a $6 million and $14 million decrease in EBIT for the three and six months ended July 29, 2017, respectively, with no impact on EBITDA.

(b)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales on our Consolidated Statements of Operations.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital

	Trailing Twelve Months
Numerator (dollars in millions)	August 4, 2018 (a)		July 29, 2017 As Adjusted
Operating income	$4,150		$4,601
+ Net other income / (expense)	41		80
EBIT	4,191		4,681
+ Operating lease interest (b)	81		76
- Income taxes (c)	589	(d)	1,564
Net operating profit after taxes	$3,683		$3,193

Denominator (dollars in millions)	August 4, 2018	July 29, 2017 As Adjusted	June 30, 2016 As Adjusted
Current portion of long-term debt and other borrowings	$1,044	$1,365	$653
+ Noncurrent portion of long-term debt	10,108	10,706	11,894
+ Shareholders' equity	11,167	11,055	11,538
+ Operating lease liabilities (e)	2,183	2,032	1,894
- Cash and cash equivalents	1,180	2,291	1,480
- Net assets of discontinued operations (f)	—	10	80
Invested capital	$23,322	$22,857	$24,419
Average invested capital (g)	$23,090	$23,639

After-tax return on invested capital (h)	16.0%	(d)	13.5%
After-tax return on invested capital excluding discrete impacts of Tax Act	14.2%	(d)

(a)	Consisted of 53 weeks.

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

(c)
Calculated using the effective tax rates for continuing operations, which were 13.8 percent and 32.9 percent for the trailing twelve months ended August 4, 2018, and July 29, 2017, respectively. For the trailing twelve months ended August 4, 2018, and July 29, 2017, includes tax effect of $578 million and $1,539 million, respectively, related to EBIT, and $11 million and $25 million, respectively, related to operating lease interest.

(d)
The effective tax rate for the trailing twelve months ended August 4, 2018, includes discrete tax benefits of $343 million related to the Tax Act, and the impact of the new lower U.S. corporate income tax rate.

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

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,180 million at August 4, 2018, compared with $2,291 million for the same period in 2017. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $2,723 million for the six months ended August 4, 2018, compared with $2,869 million for the same period in 2017. The operating cash flow decrease is due to an increase in inventory during the six months ended August 4, 2018, compared to a decrease during the same period last year.

Inventory

Inventory was $9,112 million as of August 4, 2018, compared with $8,597 million and $8,192 million at February 3, 2018, and July 29, 2017, respectively. Inventory increased to support current and expected sales, including market share opportunities in toys and baby-related merchandise. In addition, inventory levels were impacted by the timing of receipts, brand launches, and our efforts to improve in-stock levels.

Dividends

We paid dividends totaling $330 million ($0.62 per share) and $665 million ($1.24 per share) for the three and six months ended August 4, 2018, respectively, and $331 million ($0.60 per share) and $663 million ($1.20 per share) for the three and six months ended July 29, 2017, respectively, a per share increase of 3.3 percent. We declared dividends totaling $340 million ($0.64 per share) in second quarter 2018, a per share increase of 3.2 percent over the $343 million ($0.62 per share) of declared dividends during the second quarter of 2017. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchases

We returned $431 million and $925 million to shareholders through share repurchase during the three and six months ended August 4, 2018, respectively, and $296 million and $601 million during the three and six months ended July 29, 2017, respectively. For the three and six months ended August 4, 2018, these amounts include $225 million of repurchases through an ASR transaction initiated during the first quarter with the final settlement in July 2018. For the three and six months ended August 4, 2018, these amounts exclude the ASR transaction described in Note 10 because the transaction was not fully settled. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 10 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 4, 2018, our credit ratings were as follows:

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

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 4, 2018, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 2 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 3, 2018, as reported in our 2017 Form 10-K.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following changes to our information technology systems materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We are in the process of a broad migration of many mainframe-based systems and middleware products to a modern platform, including systems supporting inventory and supply chain-related transactions.

•	We have transitioned our primary human resources and payroll systems to a cloud-based financial and human capital management software system.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

On June 15, 2018, the United States District Court for the District of Minnesota (the Court) granted the motion by Target and the other defendants to dismiss the Employee Retirement Income Security Act of 1974 (ERISA) class action relating to certain prior disclosures by Target about its expansion of retail operations into Canada (the Second ERISA Class Action). The Second ERISA Class Action was previously described in Target’s annual report on Form 10-K for the fiscal year ended February 3, 2018. On July 16, 2018, the plaintiffs appealed the Court’s dismissal. That appeal has not yet been heard or decided. Target intends to continue to vigorously defend the Second ERISA Class Action.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 34.1 million shares of common stock through August 4, 2018, at an average price of $65.05, for a total investment of $2.2 billion, excluding the July 2018 ASR because the transaction was not fully settled as of August 4, 2018. The table below presents information with respect to Target common stock purchases made during the three months ended August 4, 2018, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
May 6, 2018 through June 2, 2018
Open market and privately negotiated purchases	371,764	$68.59	371,764	$2,765,304,089
June 3, 2018 through July 7, 2018
Open market and privately negotiated purchases	947,840	76.10	947,840	2,693,172,589
July 8, 2018 through August 4, 2018
Open market and privately negotiated purchases	1,400,252	77.36	1,400,252	2,584,843,537
April 2018 ASR (a)	179,665	73.06	179,665	2,784,843,537
July 2018 ASR (b)	4,600,000	TBD	4,600,000	2,259,843,537
Total	7,499,521	TBD	7,499,521	$2,259,843,537

(a)	Represents the incremental shares received upon final settlement of the ASR agreement initiated in first quarter 2018.

(b)	Refer to Note 10 of the Consolidated Financial Statements for further details about the ASR contract.

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

TARGET CORPORATION

Dated: August 27, 2018	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller