Form 10-Q
period 2018-11-03
TARGET CORP
filed 2018-11-27
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 21, 2018 were 521,833,603.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 3, 2018	October 28, 2017 As Adjusted (a)	November 3, 2018	October 28, 2017 As Adjusted (a)
Sales	$17,590	$16,647	$51,699	$49,052
Other revenue	231	227	680	679
Total revenue	17,821	16,874	52,379	49,731
Cost of sales	12,535	11,712	36,400	34,330
Selling, general and administrative expenses	3,937	3,733	11,347	10,686
Depreciation and amortization (exclusive of depreciation included in cost of sales)	530	582	1,639	1,620
Operating income	819	847	2,993	3,095
Net interest expense	115	251	352	521
Net other (income) / expense	(9)	(15)	(21)	(44)
Earnings from continuing operations before income taxes	713	611	2,662	2,618
Provision for income taxes	97	135	530	798
Net earnings from continuing operations	616	476	2,132	1,820
Discontinued operations, net of tax	6	2	7	7
Net earnings	$622	$478	$2,139	$1,827
Basic earnings per share
Continuing operations	$1.17	$0.87	$4.01	$3.31
Discontinued operations	0.01	—	0.01	0.01
Net earnings per share	$1.18	$0.88	$4.02	$3.33
Diluted earnings per share
Continuing operations	$1.16	$0.87	$3.98	$3.30
Discontinued operations	0.01	—	0.01	0.01
Net earnings per share	$1.17	$0.87	$3.99	$3.31
Weighted average common shares outstanding
Basic	525.9	544.5	531.5	548.7
Dilutive impact of share-based awards	5.3	3.4	4.7	3.1
Diluted	531.2	547.9	536.2	551.8
Antidilutive shares	—	4.5	—	4.1
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 3, 2018	October 28, 2017 As Adjusted (a)	November 3, 2018	October 28, 2017 As Adjusted (a)
Net earnings	$622	$478	$2,139	$1,827
Other comprehensive income
Pension, net of tax	13	8	42	22
Currency translation adjustment and cash flow hedges, net of tax	(4)	(2)	(9)	6
Other comprehensive income	9	6	33	28
Comprehensive income	$631	$484	$2,172	$1,855

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Financial Position
(millions) (unaudited)	November 3, 2018	February 3, 2018 As Adjusted (a)	October 28, 2017 As Adjusted (a)
Assets
Cash and cash equivalents	$825	$2,643	$2,725
Inventory	12,393	8,597	10,517
Other current assets	1,421	1,300	1,444
Total current assets	14,639	12,540	14,686
Property and equipment
Land	6,069	6,095	6,087
Buildings and improvements	29,090	28,131	27,946
Fixtures and equipment	5,784	5,623	5,548
Computer hardware and software	2,660	2,645	2,658
Construction-in-progress	384	440	389
Accumulated depreciation	(18,380)	(18,398)	(17,979)
Property and equipment, net	25,607	24,536	24,649
Operating lease assets	1,997	1,884	1,861
Other noncurrent assets	1,329	1,343	813
Total assets	$43,572	$40,303	$42,009
Liabilities and shareholders’ investment
Accounts payable	$11,959	$8,677	$9,986
Accrued and other current liabilities	4,096	4,094	3,875
Current portion of long-term debt and other borrowings	1,535	281	1,366
Total current liabilities	17,590	13,052	15,227
Long-term debt and other borrowings	10,104	11,117	11,090
Noncurrent operating lease liabilities	2,046	1,924	1,901
Deferred income taxes	970	693	915
Other noncurrent liabilities	1,782	1,866	1,784
Total noncurrent liabilities	14,902	15,600	15,690
Shareholders’ investment
Common stock	43	45	45
Additional paid-in capital	5,867	5,858	5,762
Retained earnings	5,884	6,495	5,895
Accumulated other comprehensive loss	(714)	(747)	(610)
Total shareholders’ investment	11,080	11,651	11,092
Total liabilities and shareholders’ investment	$43,572	$40,303	$42,009
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 521,810,597, 541,681,670 and 543,913,318 shares issued and outstanding at November 3, 2018, February 3, 2018 and October 28, 2017, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 3, 2018	October 28, 2017 As Adjusted (a)
Operating activities
Net earnings	$2,139	$1,827
Earnings from discontinued operations, net of tax	7	7
Net earnings from continuing operations	2,132	1,820
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,826	1,809
Share-based compensation expense	106	81
Deferred income taxes	261	33
Loss on debt extinguishment	—	123
Noncash losses / (gains) and other, net	85	209
Changes in operating accounts
Inventory	(3,796)	(2,277)
Other assets	(140)	(88)
Accounts payable	3,298	2,735
Accrued and other liabilities	(158)	(25)
Cash provided by operating activities—continuing operations	3,614	4,420
Cash provided by operating activities—discontinued operations	10	75
Cash provided by operations	3,624	4,495
Investing activities
Expenditures for property and equipment	(2,873)	(2,049)
Proceeds from disposal of property and equipment	39	27
Other investments	15	(62)
Cash required for investing activities	(2,819)	(2,084)
Financing activities
Change in commercial paper, net	490	—
Additions to long-term debt	—	739
Reductions of long-term debt	(268)	(1,093)
Dividends paid	(1,001)	(1,001)
Repurchase of stock (Note 10)	(1,485)	(618)
Accelerated share repurchase pending final settlement (Note 10)	(450)	(250)
Stock option exercises	91	25
Cash required for financing activities	(2,623)	(2,198)
Net (decrease) / increase in cash and cash equivalents	(1,818)	213
Cash and cash equivalents at beginning of period	2,643	2,512
Cash and cash equivalents at end of period	$825	$2,725

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2017 As Adjusted (a)	556.2	$46	$5,661	$5,846	$(638)	$10,915
Net earnings	—	—	—	2,914	—	2,914
Other comprehensive income	—	—	—	—	8	8
Dividends declared	—	—	—	(1,356)	—	(1,356)
Repurchase of stock	(17.6)	(1)	—	(1,026)	—	(1,027)
Stock options and awards	3.1	—	197	—	—	197
Reclassification of tax effects to retained earnings	—	—	—	117	(117)	—
February 3, 2018 As Adjusted (a)	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	2,139	—	2,139
Other comprehensive income	—	—	—	—	33	33
Dividends declared	—	—	—	(1,012)	—	(1,012)
Repurchase of stock	(19.0)	(2)	—	(1,451)	—	(1,453)
Accelerated share repurchase pending final settlement	(3.5)	—	(163)	(287)	—	(450)
Stock options and awards	2.6	—	172	—	—	172
November 3, 2018	521.8	$43	$5,867	$5,884	$(714)	$11,080

We declared $1.90 and $1.84 per share dividends for the nine months ended November 3, 2018 and October 28, 2017, respectively, and $2.46 per share for the fiscal year ended February 3, 2018.

See accompanying Notes to Consolidated Financial Statements.

(a)	Refer to Note 2 regarding the adoption of new accounting standards for revenue recognition, leases, and pensions, including impacts on previously reported results.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2017 Form 10-K.

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

For the three and nine months ended October 28, 2017, we reclassified profit-sharing income under our credit card program agreement to Other Revenue from Selling, General and Administrative Expenses (SG&A). In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

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

Pensions

In the first quarter of 2018, we adopted ASU No. 2017-07—Compensation – Retirement Benefits (Topic 715) using the full retrospective approach. The new standard requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the Consolidated Statement of Operations. For the three and nine months ended October 28, 2017, we reclassified $(15) million and $(44) million, respectively, of non-service cost components of net benefit cost to Net Other (Income) / Expense from SG&A on our Consolidated Statements of Operations.

Effect of Accounting Standards Adoption on Consolidated Statement of Operations

	Three Months Ended	Effect of the Adoption of						Three Months Ended
		ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		ASU 2017-07 (Pension)
(millions, except per share data) (unaudited)	October 28, 2017 As Previously Reported							October 28, 2017 As Adjusted
Sales	$16,667	$(20)	(a)	$—		$—		$16,647
Other revenue	—	227	(a)	—		—		227
Total revenue	16,667	207		—		—		16,874
Cost of sales	11,712	—		—		—		11,712
Selling, general and administrative expenses	3,512	207	(a)	(2)	(b)	15	(c)	3,733
Depreciation and amortization (exclusive of depreciation included in cost of sales)	574	—		9	(b)	—		582
Operating income	869	—		(7)		(15)		847
Net interest expense	254	—		(3)	(b)	—		251
Net other (income) / expense	—	—		—		(15)	(c)	(15)
Earnings from continuing operations before income taxes	615	—		(4)		—		611
Provision for income taxes	137	—		(1)		—		135
Net earnings from continuing operations	478	—		(3)		—		476
Discontinued operations, net of tax	2	—		—		—		2
Net earnings	$480	$—		$(3)		$—		$478
Basic earnings per share
Continuing operations	$0.88							$0.87
Discontinued operations	—							—
Net earnings per share	$0.88							$0.88
Diluted earnings per share
Continuing operations	$0.87							$0.87
Discontinued operations	—							—
Net earnings per share	$0.88							$0.87
Note: Per share amounts may not foot due to rounding. The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

Footnote explanations are provided on page 8.

Effect of Accounting Standards Adoption on Consolidated Statement of Operations

	Nine Months Ended	Effect of the Adoption of						Nine Months Ended
		ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		ASU 2017-07 (Pension)
(millions, except per share data) (unaudited)	October 28, 2017 As Previously Reported							October 28, 2017 As Adjusted
Sales	$49,113	$(61)	(a)	$—		$—		$49,052
Other revenue	—	679	(a)	—		—		679
Total revenue	49,113	618		—		—		49,731
Cost of sales	34,330	—		—		—		34,330
Selling, general and administrative expenses	10,027	618	(a)	(4)	(b)	44	(c)	10,686
Depreciation and amortization (exclusive of depreciation included in cost of sales)	1,596	—		24	(b)	—		1,620
Operating income	3,160	—		(20)		(44)		3,095
Net interest expense	532	—		(10)	(b)	—		521
Net other (income) / expense	—	—		—		(44)	(c)	(44)
Earnings from continuing operations before income taxes	2,628	—		(10)		—		2,618
Provision for income taxes	802	—		(4)		—		798
Net earnings from continuing operations	1,826	—		(6)		—		1,820
Discontinued operations, net of tax	7	—		—		—		7
Net earnings	$1,833	$—		$(6)		$—		$1,827
Basic earnings per share
Continuing operations	$3.33							$3.31
Discontinued operations	0.01							0.01
Net earnings per share	$3.34							$3.33
Diluted earnings per share
Continuing operations	$3.31							$3.30
Discontinued operations	0.01							0.01
Net earnings per share	$3.32							$3.31
Note: Per share amounts may not foot due to rounding. The sum of "As Previously Reported" amounts and effects of the adoption of the new standards may not equal "As Adjusted" amounts due to rounding.

(a)
For the three and nine months ended October 28, 2017, we reclassified $170 million and $512 million, respectively, of profit-sharing income under our credit card program agreement to Other Revenue from SG&A. In addition, we reclassified certain advertising, rental, and other miscellaneous revenues, none of which was individually significant, from Sales and SG&A to Other Revenues.

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

Footnote explanations are provided on page 10.

Effect of Accounting Standards Adoption on Consolidated Statement of Financial Position

		Effect of the Adoption of
(millions) (unaudited)	October 28, 2017 As Previously Reported	ASC Topic 606 (Revenue Recognition)		ASC Topic 842 (Leases)		October 28, 2017 As Adjusted
Assets
Cash and cash equivalents	$2,725	$—		$—		$2,725
Inventory	10,586	(69)	(a)	—		10,517
Other current assets	1,398	69	(a)	(23)	(b)	1,444
Total current assets	14,709	—		(23)		14,686
Property and equipment
Land	6,087	—		—		6,087
Buildings and improvements	28,310	—		(363)	(c)	27,946
Fixtures and equipment	5,548	—		—		5,548
Computer hardware and software	2,658	—		—		2,658
Construction-in-progress	389	—		—		389
Accumulated depreciation	(17,880)	—		(99)	(c)	(17,979)
Property and equipment, net	25,112	—		(462)		24,649
Operating lease assets	—	—		1,861	(d)	1,861
Other noncurrent assets	887	—		(74)	(e)	813
Total assets	$40,708	$—		$1,302		$42,009
Liabilities and shareholders’ investment
Accounts payable	$9,986	$—		$—		$9,986
Accrued and other current liabilities	4,036	(14)	(k)	(149)	(f)	3,875
Current portion of long-term debt and other borrowings	1,354	—		12	(g)	1,366
Total current liabilities	15,376	(14)		(137)		15,227
Long-term debt and other borrowings	11,277	—		(187)	(g)	11,090
Noncurrent operating lease liabilities	—	—		1,901	(h)	1,901
Deferred income taxes	944	6		(34)		915
Other noncurrent liabilities	1,974	—		(189)	(i)	1,784
Total noncurrent liabilities	14,195	6		1,491		15,690
Shareholders’ investment
Common stock	45	—		—		45
Additional paid-in capital	5,762	—		—		5,762
Retained earnings	5,940	8	(k)	(52)	(j)	5,895
Accumulated other comprehensive loss	(610)	—		—		(610)
Total shareholders’ investment	11,137	8		(52)		11,092
Total liabilities and shareholders’ investment	$40,708	$—		$1,302		$42,009
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

Revenues	Three Months Ended		Nine Months Ended
(millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Apparel and accessories	$3,622	$3,456	$10,969	$10,515
Beauty and household essentials	4,385	4,135	13,023	12,293
Food and beverage	3,611	3,442	10,570	10,108
Hardlines	2,478	2,278	7,292	6,898
Home furnishings and décor	3,476	3,316	9,781	9,174
Other	18	20	64	64
Sales	17,590	16,647	51,699	49,052

Credit card profit sharing	169	170	503	512
Other	62	57	177	167
Other revenue	231	227	680	679

Total revenue	$17,821	$16,874	$52,379	$49,731

Merchandise sales – We record almost all retail store revenues at the point of sale. Digital channel originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of November 3, 2018, February 3, 2018, and October 28, 2017, the accrual for estimated returns was $125 million, $110 million, and $127 million, respectively. We have not historically had material adjustments to our returns estimates.
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

(millions)	February 3, 2018	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	November 3, 2018
Gift card liability	$709	$357	$(469)	$597

(a)	Net of estimated breakage.

Guests receive a 5 percent discount on virtually all purchases and receive free shipping at Target.com when they use their Target-branded credit or debit card (REDcards). The 5 percent discount is included as a sales reduction in our Consolidated Statements of Operations and was $224 million and $663 million for the three and nine months ended November 3, 2018, respectively, and $215 million and $639 million for the three and nine months ended October 28, 2017, respectively.
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

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	November 3, 2018	February 3, 2018	October 28, 2017
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$42	$1,906	$2,003
Prepaid forward contracts	Other Current Assets	Level 1	23	23	30
Interest rate swaps	Other Noncurrent Assets	Level 2	—	—	1
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	6	—	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	7	6	—

Significant Financial Instruments not Measured at Fair Value (a) (millions)	November 3, 2018		February 3, 2018		October 28, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,245	$10,396	$10,440	$11,155	$11,522	$12,403

(a)	The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)	The carrying amount and estimated fair value of debt exclude commercial paper, unamortized swap valuation adjustments and lease liabilities.

5. Property and Equipment

We review long-lived assets for impairment when events or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized no impairment losses during the three months ended November 3, 2018, and $85 million of impairment losses during the nine months ended November 3, 2018, primarily resulting from planned store closures. We recognized impairment losses of $1 million and $89 million during the three and nine months ended October 28, 2017, respectively, primarily resulting from planned or completed store closures and supply chain changes. The impairments are recorded in Selling, General and Administrative Expenses on the Consolidated Statements of Operations.

6. Commercial Paper and Long-Term Debt

During the three and nine months ended November 3, 2018, we issued no new long-term debt and did not repurchase existing long-term debt before its maturity.

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

We obtain short-term financing from time to time under our commercial paper program. For the three and nine months ended November 3, 2018, the maximum amount outstanding was $490 million and $658 million, respectively, and the average daily amount outstanding was $35 million and $54 million, respectively, at a weighted average annual interest rate of 2.2 percent and 1.9 percent, respectively. As of November 3, 2018, $490 million was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statement of Financial Position. No balances were outstanding at any time during the nine months ended October 28, 2017.

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

During the nine months ended November 3, 2018, we entered into two interest rate swaps, each with a notional amount of $250 million, under which we pay a variable rate and receive a fixed rate. We designated these swaps as fair value hedges. With the addition of these swaps, as of November 3, 2018, four interest rate swaps with notional amounts totaling $1,500 million were designated as fair value hedges. As of October 28, 2017, two interest rate swaps with notional amounts totaling $1,000 million were designated as fair value hedges. No ineffectiveness was recognized during the three and nine months ended November 3, 2018 or October 28, 2017.

We recorded expense of $1 million and $2 million during the three and nine months ended November 3, 2018, and income of $2 million and $8 million during the three and nine months ended October 28, 2017, respectively, within Net Interest Expense on our Consolidated Statements of Operations related to periodic payments, valuation adjustments, and amortization of gains or losses on our interest rate swaps.

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

Leases (millions)	Classification	November 3, 2018	February 3, 2018	October 28, 2017
Assets
Operating lease assets	Operating Lease Assets	$1,997	$1,884	$1,861
Finance lease assets	Buildings and Improvements, net of Accumulated Depreciation (a)	781	836	811
Total leased assets		$2,778	$2,720	$2,672
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$162	$147	$140
Finance	Current Portion of Long-term Debt and Other Borrowings	50	80	79
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,046	1,924	1,901
Finance	Long-term Debt and Other Borrowings	867	885	854
Total lease liabilities		$3,125	$3,036	$2,974

(a)	Finance lease assets are recorded net of accumulated amortization of $352 million, $317 million, and $300 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

Lease Cost		Three Months Ended		Nine Months Ended
(millions)	Classification	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating lease cost (a)	SG&A Expenses	$63	$55	$186	$162
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	16	16	49	46
Interest on lease liabilities	Net Interest Expense	10	10	32	31
Sublease income (c)	Other Revenue	(3)	(2)	(8)	(6)
Net lease cost		$86	$79	$259	$233

(a)	Includes short-term leases and variable lease costs, which are immaterial.

(b)	Supply chain-related amounts are included in Cost of Sales.

(c)
Sublease income excludes rental income from owned properties of $12 million and $36 million for the three and nine months ended November 3, 2018, respectively, and $12 million and $35 million for the three and nine months ended October 28, 2017, respectively, which is included in Other Revenue.

Maturity of Lease Liabilities (millions)	Operating Leases (a)	Finance Leases (b)	Total
2018	$59	$22	$81
2019	246	91	337
2020	237	88	325
2021	230	88	318
2022	224	90	314
After 2022	1,970	940	2,910
Total lease payments	$2,966	$1,319	$4,285
Less: Interest	758	402
Present value of lease liabilities	$2,208	$917

(a)
Operating lease payments include $813 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $363 million of legally binding minimum lease payments for leases signed but not yet commenced.

(b)
Finance lease payments include $122 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $257 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	November 3, 2018	February 3, 2018	October 28, 2017
Weighted-average remaining lease term (years)
Operating leases	14.4	15.2	15.5
Finance leases	15.4	15.4	15.0
Weighted-average discount rate
Operating leases	3.89%	3.88%	3.89%
Finance leases	4.70%	4.64%	4.61%

Other Information	Nine Months Ended
(millions)	November 3, 2018	October 28, 2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$160	$146
Operating cash flows from finance leases	32	31
Financing cash flows from finance leases	67	30
Leased assets obtained in exchange for new finance lease liabilities	29	97
Leased assets obtained in exchange for new operating lease liabilities	228	153

9. Income Taxes

	Three Months Ended		Nine Months Ended
(dollars in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Income tax expense	$97	$135	$530	$798
Effective tax rate	13.6%	22.2%	19.9%	30.5%

For the three and nine months ended November 3, 2018, our income tax rate was 13.6 percent and 19.9 percent, respectively, compared with 22.2 percent and 30.5 percent for the three and nine months ended October 28, 2017, respectively. For the three and nine months ended November 3, 2018, the effective tax rate reflects benefits of the Tax Cuts and Jobs Act (the Tax Act), including the lower federal statutory rate of 21 percent and measurement period adjustments recorded during the third quarter, and to a lesser extent, discrete tax benefits. For the three and nine months ended October 28, 2017, the effective tax rate reflects a federal statutory rate of 35 percent offset by prior-period discrete tax benefits of $55 million and $56 million, respectively, primarily related to our global sourcing operations.

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Act for which the accounting under ASC Topic 740, Income Taxes, was incomplete but a reasonable estimate could be determined. During the third quarter of 2018, we recorded adjustments to previously-recorded provisional amounts related to the Tax Act, resulting in a $39 million tax benefit, primarily related to the remeasurement of deferred tax assets and liabilities. During the fourth quarter, we will complete our Tax Act accounting. We do not expect any material adjustments.

Beginning with the first quarter of 2018, we are subject to a new tax on global intangible low-taxed income that is imposed on foreign earnings. We have made an accounting election to record this tax as a period cost and thus have not adjusted any of the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Impacts of this new tax were immaterial and are included in our provision for income taxes for the three and nine months ended November 3, 2018.

10. Share Repurchase

	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total number of shares purchased	6.3	0.2	19.0	10.8
Average price paid per share	$84.00	$58.74	$76.38	$56.80
Total investment	$526	$10	$1,451	$611
Note: Activity related to the third quarter 2018 and 2017 accelerated share repurchases (ASRs) described below is omitted because the transactions were not fully settled as of November 3, 2018 and October 28, 2017, respectively.

During the third quarter of 2018, we entered into an ASR to repurchase $325 to $450 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we paid $450 million and received an initial delivery of 3.5 million shares, which were retired, resulting in a $287 million reduction to Retained Earnings. As of November 3, 2018, $163 million is included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital.

During the third quarter of 2017, we entered into an ASR to repurchase $150 to $250 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we paid $250 million and received an initial delivery of 2.5 million shares, which were retired. Upon settlement in the fourth quarter of 2017, we received an additional 0.3 million shares, which were retired, and $89 million for the remaining amount not settled in shares. In total, we repurchased 2.8 million shares under the ASR for a total cash investment of $161 million ($57.78 per share). Within the Consolidated Statements of Cash Flows, we reclassified $139 million related to the initial share delivery from the ASR entered into during the third quarter 2017 from Repurchase of Stock to Accelerated Share Repurchase Pending Final Settlement to conform to the current year presentation.

11. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense	Three Months Ended		Nine Months Ended
(millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$24	$21	$72	$63
Interest cost	37	34	110	103
Expected return on assets	(62)	(61)	(185)	(184)
Amortization of losses	20	15	61	45
Amortization of prior service cost	(3)	(3)	(8)	(8)
Settlement charges	1	—	4	—
Total	$17	$6	$54	$19

12. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
February 3, 2018	$(14)	$(13)	$(720)	$(747)
Other comprehensive income before reclassifications, net of tax	—	(10)	—	(10)
Amounts reclassified from AOCI, net of tax	1	—	42	43
November 3, 2018	$(13)	$(23)	$(678)	$(714)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2018 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.16.

•	Adjusted earnings per share from continuing operations were $1.09.

•	Sales increased 5.7 percent.

•	Comparable sales increased 5.1 percent, driven by a 5.3 percent increase in traffic.

◦	Comparable store sales grew 3.2 percent.

◦	Digital channel sales increased 49 percent, contributing 1.9 percentage points to comparable sales.

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

Sales were $17,590 million for the three months ended November 3, 2018, an increase of $943 million or 5.7 percent from the same period in the prior year. Operating cash flow provided by continuing operations was $3,614 million for the nine months ended November 3, 2018, a decrease of $806 million, or 18.2 percent, from $4,420 million for the nine months ended October 28, 2017. Refer to the Operating Cash Flows discussion within the Liquidity and Capital Resources section of MD&A on page 27 for additional information.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017 As Adjusted (a)	Change	November 3, 2018	October 28, 2017 As Adjusted (a)	Change
GAAP diluted earnings per share	$1.16	$0.87	33.6%	$3.98	$3.30	20.5%
Adjustments	(0.07)	0.04		(0.11)	0.03
Adjusted diluted earnings per share	$1.09	$0.90	20.2%	$3.87	$3.33	16.2%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our continuing operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 24.

(a)
Lease standard adoption resulted in a $0.01 reduction in GAAP diluted earnings per share from continuing operations (GAAP EPS) for the nine months ended October 28, 2017, and in Adjusted EPS for both the three and nine months ended October 28, 2017, and less than $0.01 in GAAP EPS for the three months ended October 28, 2017.

For the trailing twelve months ended November 3, 2018, after-tax return on invested capital from continuing operations (ROIC) was 15.8 percent, compared with 13.4 percent for the trailing twelve months ended October 28, 2017. (Note, the adoption of the lease standard reduced ROIC by approximately 0.5 percentage points for all periods presented.) Excluding the discrete impacts of the Tax Cuts and Jobs Act (Tax Act), ROIC was 13.9 percent for the trailing twelve months ended November 3, 2018. The calculation of ROIC is provided on page 26.

Analysis of Results of Operations

	Three Months Ended			Nine Months Ended
(dollars in millions)	November 3, 2018	October 28, 2017 As Adjusted	Change	November 3, 2018	October 28, 2017 As Adjusted	Change
Sales	$17,590	$16,647	5.7%	$51,699	$49,052	5.4%
Other revenue	231	227	1.6	680	679	0.2
Total revenue	17,821	16,874	5.6	52,379	49,731	5.3
Cost of sales	12,535	11,712	7.0	36,400	34,330	6.0
Selling, general and administrative expenses	3,937	3,733	5.5	11,347	10,686	6.2
Depreciation and amortization (exclusive of depreciation included in cost of sales)	530	582	(9.0)	1,639	1,620	1.2
Operating income	$819	$847	(3.3)%	$2,993	$3,095	(3.3)%

Rate Analysis	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017 As Adjusted	November 3, 2018	October 28, 2017 As Adjusted
Gross margin rate	28.7%	29.6%	29.6%	30.0%
SG&A expense rate	22.1	22.1	21.7	21.5
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.0	3.4	3.1	3.3
Operating income margin rate	4.6	5.0	5.7	6.2
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

The increase in sales during the three and nine months ended November 3, 2018, is due to a comparable sales increase of 5.1 percent and 4.9 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Comparable sales change	5.1%	0.9%	4.9%	0.3%
Drivers of change in comparable sales
Number of transactions	5.3	1.4	5.1	0.9
Average transaction amount	(0.2)	(0.5)	(0.2)	(0.6)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stores channel comparable sales change	3.2%	—%	3.4%	(0.6)%
Digital channel contribution to comparable sales change	1.9	0.8	1.5	0.9
Total comparable sales change	5.1%	0.9%	4.9%	0.3%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017 As Adjusted	November 3, 2018	October 28, 2017 As Adjusted
Stores	94.0%	95.8%	94.4%	95.8%
Digital	6.0	4.2	5.6	4.2
Total	100%	100%	100%	100%

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

REDcard Penetration	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Target Debit Card	12.9%	13.0%	13.1%	13.3%
Target Credit Cards	10.8	11.4	10.8	11.3
Total REDcard Penetration	23.7%	24.4%	23.9%	24.6%
Note: Amounts may not foot due to rounding. In Q1 2018, we refined our calculation of REDcard penetration. The prior period amount has been updated to conform with the current period methodology, resulting in an increase of 0.2 percentage points to the Total REDcard Penetration for both the three and nine months ended October 28, 2017.

Gross Margin Rate

For the three and nine months ended November 3, 2018, our gross margin rate was 28.7 percent and 29.6 percent, respectively, compared with 29.6 percent and 30.0 percent in the comparable periods last year. For both periods, the decrease was primarily due to increased digital fulfillment costs as well as increased supply chain expenses primarily driven by the size and timing of holiday-related inventory receipts compared with last year, partially offset by the benefit of merchandising strategies including cost savings initiatives and efforts to improve pricing and promotions.

Selling, General, and Administrative Expense Rate

For the three and nine months ended November 3, 2018, our SG&A expense rate was 22.1 percent and 21.7 percent, respectively, compared with 22.1 percent and 21.5 percent in the comparable periods last year, reflecting higher wages in 2018, offset by cost savings for the three month period.

Depreciation and Amortization Expense Rate

For the three and nine months ended November 3, 2018, our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.0 percent and 3.1 percent, respectively, compared with 3.4 percent and 3.3 percent in the comparable periods last year. For the three-month period, the rate decrease was due to higher sales and lower accelerated depreciation compared to the prior year. For the nine month period, the rate impact of higher 2018 sales was partially offset by higher depreciation expense due to increased investment in store assets.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Beginning store count	1,835	1,816	1,822	1,802
Opened	12	12	25	26
Closed	(1)	—	(1)	—
Ending store count	1,846	1,828	1,846	1,828

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	November 3, 2018	February 3, 2018	October 28, 2017	November 3, 2018	February 3, 2018	October 28, 2017
170,000 or more sq. ft.	273	274	276	48,778	48,966	49,326
50,000 to 169,999 sq. ft.	1,505	1,500	1,508	189,496	189,030	190,038
49,999 or less sq. ft.	68	48	44	1,984	1,359	1,268
Total	1,846	1,822	1,828	240,258	239,355	240,632
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $115 million and $352 million for the three and nine months ended November 3, 2018, respectively, and $251 million and $521 million for the three and nine months ended October 28, 2017, respectively. The decrease is primarily due to a loss on early retirement of debt of $123 million for the three and nine months ended October 28, 2017, included in net interest expense, and a lower average net portfolio rate during the three and nine months ended November 3, 2018, as compared with the prior year periods.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended November 3, 2018, was 13.6 percent and 19.9 percent, respectively, compared with 22.2 percent and 30.5 percent for the comparable periods last year.

For the three and nine months ended November 3, 2018, the effective rate reflects benefits from the Tax Act which include the lower federal statutory rate of 21 percent and $39 million of additional tax benefit from adjustments to previously-recorded provisional amounts, and to a lesser extent, rate benefits from our global sourcing operations.

For the three and nine months ended October 28, 2017, the effective rate reflects the higher 35 percent federal corporate tax rate and rate benefits related to our global sourcing operations, including discrete benefits related to prior periods.

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

	Three Months Ended
	November 3, 2018			October 28, 2017 As Adjusted (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.16			$0.87
Adjustments
Tax Act (b)	$—	$(39)	$(0.07)	$—	$—	$—
Loss on early retirement of debt	—	—	—	123	75	0.14
Income tax matters (c)	—	—	—	—	(55)	(0.10)
Adjusted diluted earnings per share from continuing operations			$1.09			$0.90

	Nine Months Ended
	November 3, 2018			October 28, 2017 As Adjusted (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.98			$3.30
Adjustments
Tax Act (b)	$—	$(39)	$(0.07)	$—	$—	$—
Loss on early retirement of debt	—	—	—	123	75	0.14
Income tax matters (c)	—	(18)	(0.03)	—	(56)	(0.10)
Adjusted diluted earnings per share from continuing operations			$3.87			$3.33
Note: Amounts may not foot due to rounding.

(a)
Lease standard adoption resulted in a $0.01 reduction in GAAP EPS for the nine months ended October 28, 2017, and in Adjusted EPS for both the three and nine months ended October 28, 2017, and less than $0.01 in GAAP EPS for the three months ended October 28, 2017. Refer to Note 2 to the Consolidated Financial Statements.

(b)	Represents measurement period adjustments to previously-recorded provisional amounts related to the Tax Act.

(c)	Represents income from income tax matters not related to current period operations.

Earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest expense, income taxes, depreciation and amortization (EBITDA) are non-GAAP financial measures which we believe provide meaningful information about our operational efficiency compared to our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative for, GAAP. The most comparable GAAP measure is net earnings from continuing operations. EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(millions) (unaudited)	November 3, 2018	October 28, 2017 As Adjusted	Change	November 3, 2018	October 28, 2017 As Adjusted	Change
Net earnings from continuing operations	$616	$476	29.6%	$2,132	$1,820	17.1%
+ Provision for income taxes	97	135	(28.5)	530	798	(33.6)
+ Net interest expense	115	251	(54.1)	352	521	(32.6)
EBIT (a)	$828	$862	(3.9)%	$3,014	$3,139	(4.0)%
+ Total depreciation and amortization (b)	592	642	(7.8)	1,826	1,809	1.0
EBITDA (a)	$1,420	$1,504	(5.6)%	$4,840	$4,948	(2.2)%

(a)
Adoption of the new accounting standards resulted in a $7 million and $21 million decrease in EBIT and a $2 million and $4 million increase in EBITDA for the three and nine months ended October 28, 2017, respectively.

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

After-Tax Return on Invested Capital

	Trailing Twelve Months
Numerator (dollars in millions)	November 3, 2018 (a)		October 28, 2017 As Adjusted
Operating income	$4,122		$4,418
+ Net other income / (expense)	35		69
EBIT	4,157		4,487
+ Operating lease interest (b)	83		77
- Income taxes (c)	524	(d)	1,413
Net operating profit after taxes	$3,716		$3,151

Denominator (dollars in millions)	November 3, 2018	October 28, 2017 As Adjusted	October 29, 2016 As Adjusted
Current portion of long-term debt and other borrowings	$1,535	$1,366	$739
+ Noncurrent portion of long-term debt	10,104	11,090	11,939
+ Shareholders' equity	11,080	11,092	11,030
+ Operating lease liabilities (e)	2,208	2,041	1,925
- Cash and cash equivalents	825	2,725	1,231
- Net assets of discontinued operations (f)	—	4	60
Invested capital	$24,102	$22,860	$24,342
Average invested capital (g)	$23,481	$23,601

After-tax return on invested capital (h)	15.8%	(d)	13.4%
After-tax return on invested capital excluding discrete impacts of Tax Act	13.9%	(d)

(a)	Consisted of 53 weeks.

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

(c)
Calculated using the effective tax rates for continuing operations, which were 12.3 percent and 31.0 percent for the trailing twelve months ended November 3, 2018, and October 28, 2017, respectively. For the trailing twelve months ended November 3, 2018, and October 28, 2017, includes tax effect of $514 million and $1,389 million, respectively, related to EBIT, and $10 million and $24 million, respectively, related to operating lease interest.

(d)
The effective tax rate for the trailing twelve months ended November 3, 2018, includes discrete tax benefits of $382 million related to the Tax Act, and the impact of the new lower U.S. corporate income tax rate.

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

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $825 million at November 3, 2018, compared with $2,725 million for the same period in 2017. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $3,614 million for the nine months ended November 3, 2018, compared with $4,420 million for the same period in 2017. The operating cash flow decrease is primarily due to a larger increase in inventory, partially offset by an increase in accounts payable during the nine months ended November 3, 2018, compared to the same period last year.

Inventory

Inventory was $12,393 million as of November 3, 2018, compared with $8,597 million and $10,517 million at February 3, 2018, and October 28, 2017, respectively. Inventory increased to support current and expected sales, including market share opportunities in toys and baby-related merchandise. In addition, inventory levels were impacted by the timing of receipts and our efforts to improve in-stock levels.

Dividends

We paid dividends totaling $337 million ($0.64 per share) and $1,001 million ($1.88 per share) for the three and nine months ended November 3, 2018, respectively, and $339 million ($0.62 per share) and $1,001 million ($1.82 per share) for the three and nine months ended October 28, 2017, respectively, a per share increase of 3.2 percent and 3.3 percent, respectively. We declared dividends totaling $338 million ($0.64 per share) in third quarter 2018, a per share increase of 3.2 percent over the $341 million ($0.62 per share) of declared dividends during the third quarter of 2017. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $526 million and $1,451 million to shareholders through share repurchase during the three and nine months ended November 3, 2018. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 10 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of November 3, 2018, our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks. In October 2018, we extended this credit facility by one year to October 2023. No balances were outstanding at any time during 2018 or 2017.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of November 3, 2018, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following change to our information technology systems materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	We are in the process of a broad migration of many mainframe-based systems and middleware products to a modern platform, including systems supporting inventory and supply chain-related transactions.

During the most recently completed fiscal quarter, no other change in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 40.3 million shares of common stock through November 3, 2018, at an average price of $67.99, for a total investment of $2.7 billion, excluding the October 2018 ASR because the transaction was not fully settled as of November 3, 2018. The table below presents information with respect to Target common stock purchases made during the three months ended November 3, 2018, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
August 5, 2018 through September 1, 2018
Open market and privately negotiated purchases	—	$—	—	$2,259,843,537
September 2, 2018 through October 6, 2018
Open market and privately negotiated purchases	—	—	—	2,259,843,537
October 7, 2018 through November 3, 2018
Open market and privately negotiated purchases	1,492,038	84.38	1,492,038	2,133,949,841
July 2018 ASR (a)	168,875	83.88	168,875	2,258,949,841
October 2018 ASR (b)	3,500,000	TBD	3,500,000	1,808,949,841
Total	5,160,913	TBD	5,160,913	$1,808,949,841

(a)	Represents the incremental shares received upon final settlement of the ASR agreement initiated in second quarter 2018.

(b)	Refer to Note 10 of the Consolidated Financial Statements for further details about the ASR contract.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through November 11, 2015) (2)

(10)II	Second Extension Amendment dated August 6, 2018 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TARGET CORPORATION

Dated: November 27, 2018	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller