Form 10-Q
period 2019-05-04
TARGET CORP
filed 2019-05-31
CIK 27419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019

Commission File Number 1-6049

TARGET CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0215170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Nicollet Mall, Minneapolis, Minnesota	55403
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 612/304-6073
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0833 per share	TGT	New York Stock Exchange

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

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 24, 2019 were 512,334,476.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 4, 2019	May 5, 2018
Sales	$17,401	$16,556
Other revenue	226	225
Total revenue	17,627	16,781
Cost of sales	12,248	11,625
Selling, general and administrative expenses	3,663	3,545
Depreciation and amortization (exclusive of depreciation included in cost of sales)	581	570
Operating income	1,135	1,041
Net interest expense	126	121
Net other (income) / expense	(12)	(7)
Earnings from continuing operations before income taxes	1,021	927
Provision for income taxes	229	210
Net earnings from continuing operations	792	717
Discontinued operations, net of tax	3	1
Net earnings	$795	$718
Basic earnings per share
Continuing operations	$1.54	$1.34
Discontinued operations	—	—
Net earnings per share	$1.54	$1.34
Diluted earnings per share
Continuing operations	$1.53	$1.33
Discontinued operations	—	—
Net earnings per share	$1.53	$1.33
Weighted average common shares outstanding
Basic	515.7	536.9
Diluted	519.5	541.0
Antidilutive shares	0.1	2.2
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 4, 2019	May 5, 2018
Net earnings	$795	$718
Other comprehensive income
Pension, net of tax	10	13
Currency translation adjustment and cash flow hedges, net of tax	3	(3)
Other comprehensive income	13	10
Comprehensive income	$808	$728

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Cash and cash equivalents	$1,173	$1,556	$1,060
Inventory	9,060	9,497	8,652
Other current assets	1,374	1,466	1,164
Total current assets	11,607	12,519	10,876
Property and equipment
Land	6,061	6,064	6,090
Buildings and improvements	29,573	29,240	28,363
Fixtures and equipment	5,401	5,912	5,135
Computer hardware and software	2,553	2,544	2,511
Construction-in-progress	574	460	639
Accumulated depreciation	(18,456)	(18,687)	(17,971)
Property and equipment, net	25,706	25,533	24,767
Operating lease assets	2,019	1,965	1,958
Other noncurrent assets	1,287	1,273	1,328
Total assets	$40,619	$41,290	$38,929
Liabilities and shareholders’ investment
Accounts payable	$8,360	$9,761	$8,131
Accrued and other current liabilities	3,823	4,201	3,630
Current portion of long-term debt and other borrowings	1,056	1,052	283
Total current liabilities	13,239	15,014	12,044
Long-term debt and other borrowings	11,357	10,223	11,107
Noncurrent operating lease liabilities	2,064	2,004	2,007
Deferred income taxes	1,034	972	744
Other noncurrent liabilities	1,808	1,780	1,869
Total noncurrent liabilities	16,263	14,979	15,727
Shareholders’ investment
Common stock	43	43	44
Additional paid-in capital	5,908	6,042	5,664
Retained earnings	5,958	6,017	6,187
Accumulated other comprehensive loss	(792)	(805)	(737)
Total shareholders’ investment	11,117	11,297	11,158
Total liabilities and shareholders’ investment	$40,619	$41,290	$38,929
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 512,312,434, 517,761,600 and 532,916,612 shares issued and outstanding at May 4, 2019, February 2, 2019 and May 5, 2018, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 4, 2019	May 5, 2018
Operating activities
Net earnings	$795	$718
Earnings from discontinued operations, net of tax	3	1
Net earnings from continuing operations	792	717
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	644	631
Share-based compensation expense	46	42
Deferred income taxes	59	48
Noncash losses / (gains) and other, net	10	40
Changes in operating accounts
Inventory	438	(55)
Other assets	17	26
Accounts payable	(1,402)	(604)
Accrued and other liabilities	(281)	(333)
Cash provided by operating activities—continuing operations	323	512
Cash provided by operating activities—discontinued operations	—	2
Cash provided by operations	323	514
Investing activities
Expenditures for property and equipment	(655)	(827)
Proceeds from disposal of property and equipment	5	4
Other investments	1	5
Cash required for investing activities	(649)	(818)
Financing activities
Additions to long-term debt	994	—
Reductions of long-term debt	(13)	(12)
Dividends paid	(330)	(334)
Repurchase of stock	(320)	(524)
Accelerated share repurchase pending final settlement	(400)	(425)
Stock option exercises	12	16
Cash required for financing activities	(57)	(1,279)
Net decrease in cash and cash equivalents	(383)	(1,583)
Cash and cash equivalents at beginning of period	1,556	2,643
Cash and cash equivalents at end of period	$1,173	$1,060
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$126	$5
Leased assets obtained in exchange for new operating lease liabilities	107	113

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2018	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(6.9)	(1)	—	(493)	—	(494)
Accelerated share repurchase pending final settlement	(2.9)	—	(225)	(200)	—	(425)
Stock options and awards	1.0	—	31	—	—	31
May 5, 2018	532.9	$44	$5,664	$6,187	$(737)	$11,158
Net earnings	—	—	—	799	—	799
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(2.9)	—	225	(232)	—	(7)
Accelerated share repurchase pending final settlement	(4.6)	—	(170)	(355)	—	(525)
Stock options and awards	0.7	—	69	—	—	69
August 4, 2018	526.1	$44	$5,788	$6,058	$(723)	$11,167
Net earnings	—	—	—	622	—	622
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(1.7)	(1)	170	(171)	—	(2)
Accelerated share repurchase pending final settlement	(3.5)	—	(163)	(287)	—	(450)
Stock options and awards	0.9	—	72	—	—	72
November 3, 2018	521.8	$43	$5,867	$5,884	$(714)	$11,080
Net earnings	—	—	—	799	—	799
Other comprehensive loss	—	—	—	—	(91)	(91)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(4.7)	—	163	(330)	—	(167)
Stock options and awards	0.7	—	12	—	—	12
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117

We declared $0.64 and $0.62 dividends per share for the three months ended May 4, 2019, and May 5, 2018, respectively, and $2.54 per share for the fiscal year ended February 2, 2019.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States (U.S.) generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2018 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Consolidated Financial Statements refer to our continuing operations.

We operate as a single segment that includes all of our continuing operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Nearly all of our revenues are generated in the U.S. The vast majority of our long-lived assets are located within the U.S.

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

Revenues	Three Months Ended
(millions)	May 4, 2019	May 5, 2018
Apparel and accessories (a)	$3,290	$3,113
Beauty and household essentials (a)	4,971	4,617
Food and beverage	3,722	3,587
Hardlines	2,385	2,313
Home furnishings and décor	3,001	2,903
Other	32	23
Sales	17,401	16,556

Credit card profit sharing	160	167
Other	66	58
Other revenue	226	225

Total revenue	$17,627	$16,781

(a)
For the three months ended May 4, 2019, and May 5, 2018, we reclassified certain non-apparel baby merchandise sales totaling $456 million and $390 million, respectively, from Apparel and Accessories to Beauty and Household Essentials.

We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 4, 2019, February 2, 2019, and May 5, 2018, the accrual for estimated returns was $124 million, $116 million, and $119 million, respectively. We have not historically had material adjustments to our returns estimates.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

(millions)	February 2, 2019	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	May 4, 2019
Gift card liability	$840	$213	$(322)	$731

(a)	Net of estimated breakage.

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

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$419	$769	$311
Prepaid forward contracts	Other Current Assets	Level 1	21	19	21
Interest rate swaps	Other Noncurrent Assets	Level 2	23	10	—
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	1	3	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	10

Significant Financial Instruments not Measured at Fair Value (a) (millions)	May 4, 2019		February 2, 2019		May 5, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$11,243	$12,015	$10,247	$10,808	$10,442	$10,782

(a)	The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude commercial paper, unamortized swap valuation adjustments, and lease liabilities.

4. Commercial Paper and Long-Term Debt

During the three months ended May 4, 2019, we issued $1,000 million of 10-year unsecured fixed rate debt at 3.375 percent, in advance of the June 2019 maturity of $1,000 million of 2.3 percent unsecured fixed rate debt.

We obtain short-term financing from time to time under our commercial paper program. For the three months ended May 4, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $140 million at a weighted average annual interest rate of 2.4 percent. For the three months ended May 5, 2018, the maximum amount outstanding was $658 million, and the average daily amount outstanding was $127 million at a weighted average annual interest rate of 1.8 percent. As of May 4, 2019, and May 5, 2018, no balances were outstanding.

5. Derivative Financial Instruments

As required, we adopted Accounting Standards Update (ASU) No. 2017-12—Targeted Improvements to Accounting for Hedging Activities (Topic 815), as of February 3, 2019. The new standard did not affect our consolidated net earnings, financial position, or cash flows.

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 provides the fair value and classification of these instruments.

In March 2019, we entered into interest rate swaps with a total notional amount of $1,000 million. With the addition of these swaps, as of May 4, 2019, we were party to seven interest rate swaps with notional amounts totaling $2,500 million, compared with three interest rate swaps with notional amounts totaling $1,250 million as of May 5, 2018. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three months ended May 4, 2019, and May 5, 2018. The gains and losses on the interest rate swaps and underlying debt recognized in Net Interest Expense were immaterial for each period presented.

The notional amounts of our interest rate swaps approximate the carrying amount of the associated debt primarily because the cumulative hedging adjustments included in the debt carrying amount were immaterial in each period presented.

6. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements and other privately negotiated transactions with financial institutions.

	Three Months Ended
(millions, except per share data)	May 4, 2019	May 5, 2018
Total number of shares purchased	3.6	6.9
Average price paid per share	$76.98	$71.24
Total investment	$277	$494
Note: Activity related to the first quarter 2019 and 2018 ASR arrangements described below is omitted because the transactions were not fully settled as of May 4, 2019, and May 5, 2018, respectively.

During the first quarter of 2019, we entered into an ASR to repurchase $275 to $400 million of our common stock under the existing $5 billion share repurchase program. Under the agreement, we paid $400 million and received an initial delivery of 3.0 million shares, which were retired, resulting in a $247 million reduction to Retained Earnings. As of May 4, 2019, $153 million is included as a reduction to Additional Paid-in Capital.

During the first quarter of 2018, we entered into an ASR to repurchase $225 to $425 million of our common stock. Under the agreement, we paid $425 million and received an initial delivery of 2.9 million shares, which were retired, resulting in a $200 million reduction to Retained Earnings. As of May 5, 2018, $225 million was included as a reduction to Additional Paid-in Capital. Upon settlement in the second quarter of 2018, we received an additional 0.2 million shares, which were retired, and $200 million for the remaining amount not settled in shares. In total, we repurchased 3.1 million shares under the ASR for a total cash investment of $225 million ($73.06 per share).

7. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	May 4, 2019	May 5, 2018
Service cost benefits earned	SG&A Expenses	$23	$24
Interest cost on projected benefit obligation	Net Other (Income) / Expense	37	37
Expected return on assets	Net Other (Income) / Expense	(62)	(62)
Amortization of losses	Net Other (Income) / Expense	16	21
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)
Total		$11	$17

8. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
February 2, 2019	$(13)	$(20)	$(772)	$(805)
Other comprehensive income before reclassifications, net of tax	—	3	—	3
Amounts reclassified from AOCI, net of tax	—	—	10	10
May 4, 2019	$(13)	$(17)	$(762)	$(792)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

First quarter 2019 includes the following notable items:

•	GAAP earnings per share from continuing operations and adjusted earnings per share were $1.53.

•	Total revenue increased 5.0 percent, driven by a comparable sales increase and sales from new stores.

•	Comparable sales increased 4.8 percent, driven by a 4.3 percent increase in traffic.

◦	Comparable store sales grew 2.7 percent.

◦	Digital channel sales increased 42 percent, contributing 2.1 percentage points to comparable sales growth.

•	Operating income of $1,135 million was 9.0 percent higher than the comparable prior-year period.

Sales were $17,401 million for the three months ended May 4, 2019, an increase of $845 million, or 5.1 percent, from the same period in the prior year. Operating income for the three months ended May 4, 2019, increased by $94 million, or 9.0 percent, from the same period in the prior year to $1,135 million. The Analysis of Results of Operations discussion provides more information. Operating cash flow provided by continuing operations was $323 million for the three months ended May 4, 2019, a decrease of $189 million, or 36.9 percent, from $512 million for the three months ended May 5, 2018. Refer to the Operating Cash Flows discussion within the Liquidity and Capital Resources section of MD&A on page 17 for additional information.

Earnings Per Share from Continuing Operations	Three Months Ended
	May 4, 2019	May 5, 2018	Change
GAAP diluted earnings per share	$1.53	$1.33	15.1%
Adjustments	—	(0.01)
Adjusted diluted earnings per share	$1.53	$1.32	15.9%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share from continuing operations (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our continuing operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 15.

For the trailing twelve months ended May 4, 2019, after-tax return on invested capital from continuing operations (ROIC) was 14.3 percent, compared with 15.2 percent for the trailing twelve months ended May 5, 2018. Excluding the discrete impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act), ROIC was 14.1 percent and 13.5 percent for the trailing twelve months ended May 4, 2019, and May 5, 2018, respectively. The calculation of ROIC is provided on page 16.

Analysis of Results of Operations

	Three Months Ended
(dollars in millions)	May 4, 2019	May 5, 2018	Change
Sales	$17,401	$16,556	5.1%
Other revenue	226	225	0.5
Total revenue	17,627	16,781	5.0
Cost of sales	12,248	11,625	5.4
Selling, general and administrative expenses	3,663	3,545	3.3
Depreciation and amortization (exclusive of depreciation included in cost of sales)	581	570	1.9
Operating income	$1,135	$1,041	9.0%

Rate Analysis	Three Months Ended
	May 4, 2019	May 5, 2018
Gross margin rate	29.6%	29.8%
SG&A expense rate	20.8	21.1
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.3	3.4
Operating income margin rate	6.4	6.2
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

Sales

Sales include all merchandise sales, net of expected returns, and gift card breakage. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store pick-up or drive-up, and delivery via our wholly-owned subsidiary, Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

The increase in sales during the three months ended May 4, 2019, is due to a comparable sales increase of 4.8 percent and the contribution from new stores.

Comparable Sales	Three Months Ended
	May 4, 2019	May 5, 2018
Comparable sales change	4.8%	3.0%
Drivers of change in comparable sales
Number of transactions	4.3	3.7
Average transaction amount	0.5	(0.6)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended
	May 4, 2019	May 5, 2018
Stores channel comparable sales change	2.7%	1.9%
Digital channel contribution to comparable sales change	2.1	1.1
Total comparable sales change	4.8%	3.0%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended
	May 4, 2019	May 5, 2018
Stores originated	92.9%	94.8%
Digitally originated	7.1	5.2
Total	100%	100%

Note 2 to the Consolidated Financial Statements provides sales by product category. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using REDcards (REDcard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on REDcards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a REDcard at Target.

REDcard Penetration	Three Months Ended
	May 4, 2019	May 5, 2018
Target Debit Card	13.1%	13.5%
Target Credit Cards	10.4	10.6
Total REDcard Penetration	23.5%	24.1%
Note: Amounts may not foot due to rounding.

Gross Margin Rate
For the three months ended May 4, 2019, our gross margin rate was 29.6 percent compared with 29.8 percent in the comparable period last year. The decrease was primarily due to increased digital fulfillment and supply chain costs, partially offset by the benefit of merchandising strategies, including cost savings initiatives and efforts to improve pricing and promotions.

Selling, General, and Administrative Expense Rate

For the three months ended May 4, 2019, our SG&A expense rate was 20.8 percent compared with 21.1 percent in the comparable period last year. The decrease reflects technology-related cost savings and a year-over-year benefit due to timing of marketing campaigns, neither of which was individually significant. In addition, broad expense control, including store labor productivity, offset pressure from wage growth.

Depreciation and Amortization Expense Rate

For the three months ended May 4, 2019, our depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate was 3.3 percent compared with 3.4 percent in the comparable period last year. The decrease was primarily due to the rate impact of higher sales in 2019.

Store Data

Change in Number of Stores	Three Months Ended
	May 4, 2019	May 5, 2018
Beginning store count	1,844	1,822
Opened	7	7
Closed	—	—
Ending store count	1,851	1,829

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	May 4, 2019	February 2, 2019	May 5, 2018	May 4, 2019	February 2, 2019	May 5, 2018
170,000 or more sq. ft.	272	272	274	48,603	48,604	48,951
50,000 to 169,999 sq. ft.	1,501	1,501	1,502	188,918	188,900	189,258
49,999 or less sq. ft.	78	71	53	2,276	2,077	1,477
Total	1,851	1,844	1,829	239,797	239,581	239,686
(a)  In thousands, reflects total square feet, less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $126 million and $121 million for the three months ended May 4, 2019, and May 5, 2018, respectively. The increase is primarily due to a higher average debt balance during the three months ended May 4, 2019, as compared with the prior-year period.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended May 4, 2019, was 22.4 percent compared with 22.6 percent for the comparable period last year.

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

	Three Months Ended
	May 4, 2019			May 5, 2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.53			$1.33
Adjustments
Income tax matters (a)	—	—	—	—	(5)	(0.01)
Adjusted diluted earnings per share from continuing operations			$1.53			$1.32
Note: Amounts may not foot due to rounding.

(a)	Represents certain income tax matters not related to current period operations.

Earnings from continuing operations before interest expense and income taxes (EBIT) and earnings before interest expense, income taxes, depreciation and amortization (EBITDA) are non-GAAP financial measures which we believe provide meaningful information about our operational efficiency compared with our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is net earnings from continuing operations. EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported under GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measure for comparisons with other companies.

EBIT and EBITDA	Three Months Ended
(dollars in millions) (unaudited)	May 4, 2019	May 5, 2018	Change
Net earnings from continuing operations	$792	$717	10.5%
+ Provision for income taxes	229	210	9.2
+ Net interest expense	126	121	3.3
EBIT	$1,147	$1,048	9.4%
+ Total depreciation and amortization (a)	644	631	2.0
EBITDA	$1,791	$1,679	6.6%

(a)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 4, 2019	May 5, 2018 (a)
Operating income	$4,204	$4,110
+ Net other income / (expense)	33	51
EBIT	4,237	4,161
+ Operating lease interest (b)	84	80
- Income taxes (c)(d)	878	692
Net operating profit after taxes	$3,443	$3,549

Denominator	May 4, 2019	May 5, 2018	April 29, 2017
Current portion of long-term debt and other borrowings	$1,056	$283	$1,729
+ Noncurrent portion of long-term debt	11,357	11,107	10,916
+ Shareholders' equity	11,117	11,158	10,979
+ Operating lease liabilities (e)	2,231	2,157	2,049
- Cash and cash equivalents	1,173	1,060	2,680
- Net assets of discontinued operations (f)	—	—	17
Invested capital	$24,588	$23,645	$22,976
Average invested capital (g)	$24,116	$23,310

After-tax return on invested capital (d)	14.3%	15.2%
After-tax return on invested capital excluding discrete impacts of Tax Act (d)	14.1%	13.5%

(a)	Consisted of 53 weeks.

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

(c)
Calculated using the effective tax rates for continuing operations, which were 20.3 percent and 16.3 percent for the trailing twelve months ended May 4, 2019, and May 5, 2018, respectively. For the trailing twelve months ended May 4, 2019, and May 5, 2018, includes tax effect of $861 million and $679 million, respectively, related to EBIT, and $17 million and $13 million, respectively, related to operating lease interest.

(d)	The effective tax rate for the trailing twelve months ended May 4, 2019, and May 5, 2018, includes discrete tax benefits of $36 million and $343 million, respectively, related to the Tax Act.

(e)	Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.

(f)	Included in Other Assets and Liabilities.

(g)	Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,173 million at May 4, 2019, compared with $1,060 million for the same period in 2018. Our cash and cash equivalents balance includes short-term investments of $419 million, $769 million, and $311 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $323 million for the three months ended May 4, 2019, compared with $512 million for the same period in 2018. The operating cash flow decrease is primarily due to higher cash settlement of accounts payable during the three months ended May 4, 2019, compared with the comparable prior-year period, driven by elevated inventory and accounts payable levels as of February 2, 2019, partially offset by a decrease in inventory during the three months ended May 4, 2019.

Inventory

Inventory was $9,060 million as of May 4, 2019, compared with $9,497 million and $8,652 million at February 2, 2019, and May 5, 2018, respectively. The decrease from February 2, 2019, reflects a reduction from elevated year-end inventory levels. Inventory increased from May 5, 2018 to support current and expected sales and our efforts to improve in-stock levels, including market share opportunities in toys and baby-related merchandise.

Dividends

We paid dividends totaling $330 million ($0.64 per share) and $334 million ($0.62 per share) for the three months ended May 4, 2019, and May 5, 2018, respectively, a per share increase of 3.2 percent. We declared dividends totaling $330 million ($0.64 per share) during the first quarter of 2019, a per share increase of 3.2 percent over the $333 million ($0.62 per share) of declared dividends during the first quarter of 2018. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $277 million to shareholders through share repurchase during the three months ended May 4, 2019. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 6 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 4, 2019, our credit ratings were as follows:

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

During the three months ended May 4, 2019, we issued $1.0 billion of debt in advance of the June 2019 maturity of $1.0 billion of debt. Notes 4 and 5 to the Consolidated Financial Statements provide additional information.

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks. In October 2018, we extended this credit facility by one year to October 2023. No balances were outstanding at any time during 2019 or 2018.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 4, 2019, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings discussed in Note 4 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 2, 2019, as reported in our 2018 Form 10-K.

New Accounting Pronouncements

We do not expect any other recently issued accounting pronouncements to have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation and the resolution of tax matters, the expected impact of changes in information technology systems, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A of our Form 10-K for the fiscal year ended February 2, 2019, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following change to our information technology systems materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
We are in the process of a broad multi-year migration of many mainframe-based systems and middleware products to a modern platform, including systems supporting inventory and supply chain-related transactions.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a new $5 billion share repurchase program. We began repurchasing shares under this new authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 52.2 million shares of common stock through May 4, 2019, at an average price of $69.68, for a total investment of $3.6 billion, excluding the April 2019 ASR because the transaction was not fully settled as of May 4, 2019. The table below presents information with respect to Target common stock purchases made during the three months ended May 4, 2019, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
February 3, 2019 through March 2, 2019
February 2019 ASR	1,500,000	$74.23	1,500,000	$1,417,349,966
March 3, 2019 through April 6, 2019
Open market and privately negotiated purchases	1,315,000	78.53	1,315,000	1,314,080,887
April 7, 2019 through May 4, 2019
February 2019 ASR	183,903	74.23	183,903	1,414,080,887
Open market and privately negotiated purchases	604,720	81.27	604,720	1,364,936,694
April 2019 ASR (a)	3,000,000	TBD	3,000,000	964,936,694
Total	6,603,623	TBD	6,603,623	$964,936,694

(a)	Refer to Note 6 of the Consolidated Financial Statements for further details about the ASR arrangements.

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

TARGET CORPORATION

Dated: May 31, 2019	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller