Form 10-Q
period 2019-08-03
TARGET CORP
filed 2019-08-30
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 1-6049

TARGET CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

1000 Nicollet Mall, Minneapolis, Minnesota
(Address of principal executive offices)

41-0215170
(I.R.S. Employer Identification No.)

55403
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 26, 2019 were 510,928,517.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Sales	$18,183	$17,552	$35,584	$34,108
Other revenue	239	224	465	450
Total revenue	18,422	17,776	36,049	34,558
Cost of sales	12,625	12,239	24,874	23,865
Selling, general and administrative expenses	3,912	3,865	7,575	7,410
Depreciation and amortization (exclusive of depreciation included in cost of sales)	561	539	1,142	1,109
Operating income	1,324	1,133	2,458	2,174
Net interest expense	120	115	246	237
Net other (income) / expense	(13)	(4)	(27)	(12)
Earnings from continuing operations before income taxes	1,217	1,022	2,239	1,949
Provision for income taxes	279	223	509	433
Net earnings from continuing operations	938	799	1,730	1,516
Discontinued operations, net of tax	—	—	3	1
Net earnings	$938	$799	$1,733	$1,517
Basic earnings per share
Continuing operations	$1.83	$1.50	$3.37	$2.84
Discontinued operations	—	—	0.01	—
Net earnings per share	$1.83	$1.50	$3.37	$2.84
Diluted earnings per share
Continuing operations	$1.82	$1.49	$3.34	$2.81
Discontinued operations	—	—	0.01	—
Net earnings per share	$1.82	$1.49	$3.35	$2.82
Weighted average common shares outstanding
Basic	512.1	531.7	513.9	534.3
Diluted	516.1	536.3	517.8	538.6
Antidilutive shares	—	—	—	—

Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$938	$799	$1,733	$1,517
Other comprehensive income
Pension, net of tax	10	16	20	29
Currency translation adjustment and cash flow hedges, net of tax	—	(2)	3	(5)
Other comprehensive income	10	14	23	24
Comprehensive income	$948	$813	$1,756	$1,541

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Cash and cash equivalents	$1,656	$1,556	$1,180
Inventory	9,122	9,497	9,112
Other current assets	1,341	1,466	1,211
Total current assets	12,119	12,519	11,503
Property and equipment
Land	6,054	6,064	6,074
Buildings and improvements	29,908	29,240	28,629
Fixtures and equipment	5,622	5,912	5,356
Computer hardware and software	2,627	2,544	2,575
Construction-in-progress	667	460	685
Accumulated depreciation	(18,866)	(18,687)	(18,147)
Property and equipment, net	26,012	25,533	25,172
Operating lease assets	2,062	1,965	1,976
Other noncurrent assets	1,373	1,273	1,345
Total assets	$41,566	$41,290	$39,996
Liabilities and shareholders’ investment
Accounts payable	$9,152	$9,761	$9,116
Accrued and other current liabilities	4,059	4,201	3,878
Current portion of long-term debt and other borrowings	1,153	1,052	1,044
Total current liabilities	14,364	15,014	14,038
Long-term debt and other borrowings	10,365	10,223	10,108
Noncurrent operating lease liabilities	2,111	2,004	2,028
Deferred income taxes	1,082	972	828
Other noncurrent liabilities	1,808	1,780	1,827
Total noncurrent liabilities	15,366	14,979	14,791
Shareholders’ investment
Common stock	43	43	44
Additional paid-in capital	6,114	6,042	5,788
Retained earnings	6,461	6,017	6,058
Accumulated other comprehensive loss	(782)	(805)	(723)
Total shareholders’ investment	11,836	11,297	11,167
Total liabilities and shareholders’ investment	$41,566	$41,290	$39,996
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 511,335,375, 517,761,600 and 526,112,846 shares issued and outstanding at August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 3, 2019	August 4, 2018
Operating activities
Net earnings	$1,733	$1,517
Earnings from discontinued operations, net of tax	3	1
Net earnings from continuing operations	1,730	1,516
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,267	1,234
Share-based compensation expense	86	71
Deferred income taxes	104	129
Noncash losses / (gains) and other, net	42	99
Changes in operating accounts
Inventory	375	(515)
Other assets	64	1
Accounts payable	(731)	342
Accrued and other liabilities	(127)	(154)
Cash provided by operating activities—continuing operations	2,810	2,723
Cash provided by operating activities—discontinued operations	2	1
Cash provided by operations	2,812	2,724
Investing activities
Expenditures for property and equipment	(1,394)	(1,856)
Proceeds from disposal of property and equipment	10	15
Other investments	—	3
Cash required for investing activities	(1,384)	(1,838)
Financing activities
Additions to long-term debt	994	—
Reductions of long-term debt	(1,026)	(255)
Dividends paid	(658)	(665)
Repurchase of stock	(662)	(954)
Accelerated share repurchase pending final settlement	—	(525)
Stock option exercises	24	50
Cash required for financing activities	(1,328)	(2,349)
Net increase / (decrease) in cash and cash equivalents	100	(1,463)
Cash and cash equivalents at beginning of period	1,556	2,643
Cash and cash equivalents at end of period	$1,656	$1,180
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$156	$15
Leased assets obtained in exchange for new operating lease liabilities	195	169

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2018	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(6.9)	(1)	—	(493)	—	(494)
Accelerated share repurchase pending final settlement	(2.9)	—	(225)	(200)	—	(425)
Stock options and awards	1.0	—	31	—	—	31
May 5, 2018	532.9	$44	$5,664	$6,187	$(737)	$11,158
Net earnings	—	—	—	799	—	799
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(2.9)	—	225	(232)	—	(7)
Accelerated share repurchase pending final settlement	(4.6)	—	(170)	(355)	—	(525)
Stock options and awards	0.7	—	69	—	—	69
August 4, 2018	526.1	$44	$5,788	$6,058	$(723)	$11,167
Net earnings	—	—	—	622	—	622
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(1.7)	(1)	170	(171)	—	(2)
Accelerated share repurchase pending final settlement	(3.5)	—	(163)	(287)	—	(450)
Stock options and awards	0.9	—	72	—	—	72
November 3, 2018	521.8	$43	$5,867	$5,884	$(714)	$11,080
Net earnings	—	—	—	799	—	799
Other comprehensive loss	—	—	—	—	(91)	(91)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(4.7)	—	163	(330)	—	(167)
Stock options and awards	0.7	—	12	—	—	12
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117
Net earnings	—	—	—	938	—	938
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(1.3)	—	153	(94)	—	59
Stock options and awards	0.3	—	53	—	—	53
August 3, 2019	511.3	$43	$6,114	$6,461	$(782)	$11,836

We declared $0.66 and $0.64 dividends per share for the three months ended August 3, 2019, and August 4, 2018, respectively, and $2.54 per share for the fiscal year ended February 2, 2019.

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

Revenues	Three Months Ended		Six Months Ended
(millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Apparel and accessories (a)	$3,656	$3,470	$6,946	$6,584
Beauty and household essentials (a)	5,076	4,784	10,047	9,401
Food and beverage	3,460	3,372	7,182	6,959
Hardlines	2,503	2,501	4,889	4,814
Home furnishings and décor	3,457	3,402	6,458	6,304
Other	31	23	62	46
Sales	18,183	17,552	35,584	34,108

Credit card profit sharing	168	167	328	333
Other	71	57	137	117
Other revenue	239	224	465	450

Total revenue	$18,422	$17,776	$36,049	$34,558

(a)
We reclassified certain non-apparel baby merchandise sales totaling $398 million and $854 million for the three and six months ended August 3, 2019, respectively, and $373 million and $763 million for the three and six months ended August 4, 2018, respectively, from Apparel and Accessories to Beauty and Household Essentials.

We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 3, 2019, February 2, 2019, and August 4, 2018, the accrual for estimated returns was $131 million, $116 million, and $114 million, respectively. We have not historically had material adjustments to our returns estimates.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

(millions)	February 2, 2019	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	August 3, 2019
Gift card liability	$840	$317	$(465)	$692

(a)	Net of estimated breakage.

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

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$796	$769	$353
Prepaid forward contracts	Other Current Assets	Level 1	20	19	22
Interest rate swaps	Other Noncurrent Assets	Level 2	108	10	—
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	3	7
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	2

Significant Financial Instruments not Measured at Fair Value (a) (millions)	August 3, 2019		February 2, 2019		August 4, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,244	$11,635	$10,247	$10,808	$10,243	$10,682

(a)	The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude commercial paper, unamortized swap valuation adjustments, and lease liabilities.

4. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $10 million and $13 million during the three and six months ended August 3, 2019, respectively, primarily resulting from store impairments. We recognized impairment charges of $78 million and $85 million during the three and six months ended August 4, 2018, respectively, primarily resulting from planned store closures. The impairment charges are recorded in Selling, General and Administrative Expenses.

5. Commercial Paper and Long-Term Debt

In March 2019, we issued $1,000 million of 10-year unsecured fixed rate debt at 3.375 percent, and in June 2019, we repaid $1,000 million of 2.3 percent unsecured fixed rate debt at maturity.

Our commercial paper program provides a source of short-term financing. For the six months ended August 3, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $74 million at a weighted average annual interest rate of 2.4 percent. For the six months ended August 4, 2018, the maximum amount outstanding was $658 million, and the average daily amount outstanding was $63 million at a weighted average annual interest rate of 1.8 percent. As of August 3, 2019, and August 4, 2018, no balances were outstanding.

6. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 provides the fair value and classification of these instruments.

In March 2019, we entered into interest rate swaps with a total notional amount of $1,000 million, and in June 2019, interest rate swaps with a total notional amount of $1,000 million matured. As of August 3, 2019, we were party to interest rate swaps with notional amounts totaling $1,500 million, compared with $1,250 million as of August 4, 2018. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three and six months ended August 3, 2019, and August 4, 2018.

Effect of Hedges on Debt
(millions)	August 3, 2019	February 2, 2019	August 4, 2018
Current portion of long-term debt and other borrowings
Carrying amount of hedged debt	$—	$996	$992
Cumulative hedging adjustments, included in carrying amount	—	(3)	(7)
Long-term debt and other borrowings
Carrying amount of hedged debt	1,600	508	247
Cumulative hedging adjustments, included in carrying amount	108	10	(2)

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$86	$1	$101	$(3)
Hedged debt	(86)	(1)	(101)	3
Total	$—	$—	$—	$—

7. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

	Three Months Ended		Six Months Ended
(millions, except per share data)	August 3, 2019 (a)	August 4, 2018 (b)	August 3, 2019 (a)	August 4, 2018 (b)
Total number of shares purchased	4.3	5.8	7.9	12.7
Average price paid per share	$80.02	$74.31	$78.63	$72.64
Total investment	$341	$431	$618	$925

(a)
Includes activity related to the ASR arrangement entered in first quarter 2019 because final settlement occurred in second quarter 2019. Under the ASR arrangement, we repurchased 4.2 million shares for a total cash investment of $340 million. We did not enter into any new ASR arrangements during second quarter 2019.

(b)	Activity related to the second quarter 2018 ASR arrangement described below is omitted because final settlement had not occurred as of August 4, 2018.

During the second quarter of 2018, we entered into an ASR arrangement to repurchase $400 to $525 million of our common stock. Under the agreement, we paid $525 million and received an initial delivery of 4.6 million shares, which were retired, resulting in a $355 million reduction to Retained Earnings. As of August 4, 2018, $170 million was included as a reduction to Additional Paid-in Capital. Upon final settlement in the third quarter of 2018, we received an additional 0.2 million shares, which were retired, and $125 million for the remaining amount not settled in shares. In total, we repurchased 4.8 million shares under the ASR arrangement for a total cash investment of $400 million ($83.88 per share).

8. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost benefits earned	SG&A Expenses	$23	$25	$46	$49
Interest cost on projected benefit obligation	Net Other (Income) / Expense	37	37	74	73
Expected return on assets	Net Other (Income) / Expense	(62)	(62)	(124)	(123)
Amortization of losses	Net Other (Income) / Expense	16	20	31	41
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)	(5)	(6)
Settlement charges	Net Other (Income) / Expense	—	3	—	3
Total		$11	$20	$22	$37

9. Accumulated Other Comprehensive (Loss) / Income

(millions)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
February 2, 2019	$(13)	$(20)	$(772)	$(805)
Other comprehensive income before reclassifications, net of tax	—	3	—	3
Amounts reclassified from AOCI, net of tax	—	—	20	20
August 3, 2019	$(13)	$(17)	$(752)	$(782)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Second quarter 2019 includes the following notable items:

•	GAAP earnings per share from continuing operations and adjusted earnings per share were $1.82.

•	Total revenue increased 3.6 percent, driven by a comparable sales increase and sales from new stores.

•	Comparable sales increased 3.4 percent, driven by a 2.4 percent increase in traffic.

◦	Comparable store sales grew 1.5 percent.

◦	Digital channel sales increased 34 percent, contributing 1.8 percentage points to comparable sales growth.

•	Operating income of $1,324 million was 16.9 percent higher than the comparable prior-year period.

Sales were $18,183 million for the three months ended August 3, 2019, an increase of $631 million, or 3.6 percent, from the same period in the prior year. Operating cash flow provided by continuing operations was $2,810 million for the six months ended August 3, 2019, an increase of $87 million, or 3.2 percent, from $2,723 million for the six months ended August 4, 2018.

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
GAAP diluted earnings per share	$1.82	$1.49	22.0%	$3.34	$2.81	18.7%
Adjustments	—	(0.02)		—	(0.03)
Adjusted diluted earnings per share	$1.82	$1.47	23.9%	$3.34	$2.78	20.1%
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

For the trailing twelve months ended August 3, 2019, after-tax return on invested capital from continuing operations (ROIC) was 15.2 percent, compared with 16.0 percent for the trailing twelve months ended August 4, 2018. Excluding the discrete impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act), ROIC was 15.0 percent and 14.2 percent for the trailing twelve months ended August 3, 2019, and August 4, 2018, respectively. The calculation of ROIC is provided on page 18.

Analysis of Results of Operations

	Three Months Ended			Six Months Ended
(dollars in millions)	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Sales	$18,183	$17,552	3.6%	$35,584	$34,108	4.3%
Other revenue	239	224	6.3	465	450	3.4
Total revenue	18,422	17,776	3.6	36,049	34,558	4.3
Cost of sales	12,625	12,239	3.1	24,874	23,865	4.2
Selling, general and administrative expenses	3,912	3,865	1.2	7,575	7,410	2.2
Depreciation and amortization (exclusive of depreciation included in cost of sales)	561	539	4.1	1,142	1,109	3.0
Operating income	$1,324	$1,133	16.9%	$2,458	$2,174	13.1%

Rate Analysis	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gross margin rate	30.6%	30.3%	30.1%	30.0%
SG&A expense rate	21.2	21.7	21.0	21.4
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.0	3.0	3.2	3.2
Operating income margin rate	7.2	6.4	6.8	6.3
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

The increase in sales during the three and six months ended August 3, 2019, is due to a comparable sales increase of 3.4 percent and 4.1 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Comparable sales change	3.4%	6.5%	4.1%	4.8%
Drivers of change in comparable sales
Number of transactions	2.4	6.4	3.3	5.0
Average transaction amount	0.9	0.1	0.7	(0.3)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stores channel comparable sales change	1.5%	4.9%	2.1%	3.4%
Digital channel contribution to comparable sales change	1.8	1.5	1.9	1.3
Total comparable sales change	3.4%	6.5%	4.1%	4.8%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stores originated	92.7%	94.4%	92.8%	94.6%
Digitally originated	7.3	5.6	7.2	5.4
Total	100%	100%	100%	100%

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

REDcard Penetration	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Target Debit Card	12.5%	13.0%	12.8%	13.2%
Target Credit Cards	10.7	10.9	10.6	10.8
Total REDcard Penetration	23.2%	23.9%	23.4%	24.0%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

For the three and six months ended August 3, 2019, our gross margin rate was 30.6 percent and 30.1 percent, respectively, compared with 30.3 percent and 30.0 percent, respectively, in the comparable periods last year. The increase was primarily due to merchandising efforts to optimize costs, pricing, promotions, and assortment, combined with favorable category sales mix, partially offset by increased digital fulfillment and supply chain costs.

Selling, General, and Administrative Expense Rate

For the three and six months ended August 3, 2019, our SG&A expense rate was 21.2 percent and 21.0 percent, respectively, compared with 21.7 percent and 21.4 percent, respectively, in the comparable periods last year. The decrease reflects lower impairment charges in 2019, timing of certain expenses, and other broad-based cost savings. For the three and six months ended August 3, 2019, store labor productivity offset pressure from wage growth.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Beginning store count	1,851	1,829	1,844	1,822
Opened	4	6	11	13
Closed	(2)	—	(2)	—
Ending store count	1,853	1,835	1,853	1,835

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	August 3, 2019	February 2, 2019	August 4, 2018	August 3, 2019	February 2, 2019	August 4, 2018
170,000 or more sq. ft.	272	272	274	48,619	48,604	48,952
50,000 to 169,999 sq. ft.	1,499	1,501	1,502	188,711	188,900	189,258
49,999 or less sq. ft.	82	71	59	2,357	2,077	1,644
Total	1,853	1,844	1,835	239,687	239,581	239,854
(a)  In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $120 million and $246 million for the three and six months ended August 3, 2019, respectively, and $115 million and $237 million for the three and six months ended August 4, 2018, respectively. The increase is due to a higher average debt balance during the three and six months ended August 3, 2019, as compared with the prior-year periods.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended August 3, 2019, was 23.0 percent and 22.7 percent, respectively, compared with 21.8 percent and 22.2 percent, respectively, for the comparable periods last year. The effective income tax rates for the three and six months ended August 4, 2018, included benefits from the resolution of certain income tax matters unrelated to current period operations.

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

	Three Months Ended
	August 3, 2019			August 4, 2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.82			$1.49
Adjustments
Income tax matters (a)	—	—	—	—	(12)	(0.02)
Adjusted diluted earnings per share from continuing operations			$1.82			$1.47

	Six Months Ended
	August 3, 2019			August 4, 2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.34			$2.81
Adjustments
Income tax matters (a)	—	—	—	—	(18)	(0.03)
Adjusted diluted earnings per share from continuing operations			$3.34			$2.78
Note: Amounts may not foot due to rounding.

(a)	Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions) (unaudited)	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Net earnings from continuing operations	$938	$799	17.4%	$1,730	$1,516	14.1%
+ Provision for income taxes	279	223	25.2	509	433	17.5
+ Net interest expense	120	115	4.3	246	237	3.8
EBIT	$1,337	$1,137	17.6%	$2,485	$2,186	13.6%
+ Total depreciation and amortization (a)	624	603	3.5	1,267	1,234	2.7
EBITDA	$1,961	$1,740	12.7%	$3,752	$3,420	9.7%

(a)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	August 3, 2019	August 4, 2018 (a)
Operating income	$4,395	$4,150
+ Net other income / (expense)	42	41
EBIT	4,437	4,191
+ Operating lease interest (b)	85	81
- Income taxes (c)(d)	937	589
Net operating profit after taxes	$3,585	$3,683

Denominator	August 3, 2019	August 4, 2018	July 29, 2017
Current portion of long-term debt and other borrowings	$1,153	$1,044	$1,365
+ Noncurrent portion of long-term debt	10,365	10,108	10,706
+ Shareholders' equity	11,836	11,167	11,055
+ Operating lease liabilities (e)	2,285	2,183	2,032
- Cash and cash equivalents	1,656	1,180	2,291
- Net assets of discontinued operations (f)	—	—	10
Invested capital	$23,983	$23,322	$22,857
Average invested capital (g)	$23,652	$23,090

After-tax return on invested capital (d)	15.2%	16.0%
After-tax return on invested capital excluding discrete impacts of Tax Act (d)	15.0%	14.2%

(a)	Consisted of 53 weeks.

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

(c)
Calculated using the effective tax rates for continuing operations, which were 20.7 percent and 13.8 percent for the trailing twelve months ended August 3, 2019, and August 4, 2018, respectively. For the trailing twelve months ended August 3, 2019, and August 4, 2018, includes tax effect of $919 million and $578 million, respectively, related to EBIT, and $18 million and $11 million, respectively, related to operating lease interest.

(d)	The effective tax rate for the trailing twelve months ended August 3, 2019, and August 4, 2018, includes discrete tax benefits of $36 million and $343 million, respectively, related to the Tax Act.

(e)	Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.

(f)	Included in Other Assets and Liabilities.

(g)	Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $1,656 million, $1,556 million, and $1,180 million at August 3, 2019, February 2, 2019, and August 4, 2018, respectively. Our cash and cash equivalents balance includes short-term investments of $796 million, $769 million, and $353 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $2,810 million for the six months ended August 3, 2019, compared with $2,723 million for the six months ended August 4, 2018. The operating cash flow increase resulted from higher net earnings during the six months ended August 3, 2019, compared with the same period in the prior year, partially offset by higher cash settlement of accounts payable in 2019 driven by elevated 2018 inventory levels.

Inventory

Inventory was $9,122 million as of August 3, 2019, compared with $9,497 million and $9,112 million at February 2, 2019, and August 4, 2018, respectively. The decrease from February 2, 2019, reflects a reduction from elevated year-end inventory levels.

Dividends

We paid dividends totaling $328 million ($0.64 per share) and $658 million ($1.28 per share) for the three and six months ended August 3, 2019, respectively, and $330 million ($0.62 per share) and $665 million ($1.24 per share) for the three and six months ended August 4, 2018, respectively, a per share increase of 3.2 percent. We declared dividends totaling $341 million ($0.66 per share) during the second quarter of 2019, a per share increase of 3.1 percent over the $340 million ($0.64 per share) of declared dividends during the second quarter of 2018. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $341 million and $618 million to shareholders through share repurchase during the three and six months ended August 3, 2019. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 7 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 3, 2019, our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A	A-
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Fitch raised our commercial paper rating from F2 to F1 during the three months ended August 3, 2019.

In March 2019, we issued $1.0 billion of debt, and in June 2019, we repaid $1.0 billion of debt at maturity. Notes 5 and 6 to the Consolidated Financial Statements provide additional information.

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks. In October 2018, we extended this credit facility by one year to October 2023. No balances were outstanding at any time during 2019 or 2018.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 3, 2019, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings discussed in Note 5 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 2, 2019, as reported in our 2018 Form 10-K.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following change to our information technology systems materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
We are in the process of a broad multi-year migration of many mainframe-based systems and middleware products to a modern platform, including systems and processes supporting inventory and supply chain-related transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a $5 billion share repurchase program. We began repurchasing shares under this authorization during the fourth quarter of 2016. There is no stated expiration for the share repurchase program. Under the program, we have repurchased 56.4 million shares of common stock through August 3, 2019, at an average price of $70.46, for a total investment of $4.0 billion. The table below presents information with respect to Target common stock purchases made during the three months ended August 3, 2019, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
May 5, 2019 through June 1, 2019
Open market and privately negotiated purchases	—	$—	—	$964,936,694
June 2, 2019 through July 6, 2019
April 2019 ASR (a)	1,235,450	80.21	1,235,450	1,025,219,743
July 7, 2019 through August 3, 2019
Open market and privately negotiated purchases (b)	20,000	41.13	20,000	1,024,397,045
Total	1,255,450	$79.59	1,255,450	$1,024,397,045

(a)	Represents the incremental shares received upon final settlement of the accelerated share repurchase (ASR) agreement initiated in first quarter 2019.

(b)	Represents shares retired through the partial settlement of a prepaid forward contract that was initiated in third quarter 2008.

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

TARGET CORPORATION

Dated: August 30, 2019	By:	/s/ Cathy R. Smith
Cathy R. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller