Form 10-Q
period 2019-11-02
TARGET CORP
filed 2019-11-27
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 22, 2019 were 506,737,121.

TARGET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Sales	$18,414	$17,590	$53,997	$51,699
Other revenue	251	231	716	680
Total revenue	18,665	17,821	54,713	52,379
Cost of sales	12,935	12,535	37,808	36,400
Selling, general and administrative expenses	4,153	3,937	11,728	11,347
Depreciation and amortization (exclusive of depreciation included in cost of sales)	575	530	1,717	1,639
Operating income	1,002	819	3,460	2,993
Net interest expense	113	115	359	352
Net other (income) / expense	(12)	(9)	(38)	(21)
Earnings from continuing operations before income taxes	901	713	3,139	2,662
Provision for income taxes	195	97	703	530
Net earnings from continuing operations	706	616	2,436	2,132
Discontinued operations, net of tax	8	6	11	7
Net earnings	$714	$622	$2,447	$2,139
Basic earnings per share
Continuing operations	$1.38	$1.17	$4.75	$4.01
Discontinued operations	0.02	0.01	0.02	0.01
Net earnings per share	$1.40	$1.18	$4.77	$4.02
Diluted earnings per share
Continuing operations	$1.37	$1.16	$4.71	$3.98
Discontinued operations	0.02	0.01	0.02	0.01
Net earnings per share	$1.39	$1.17	$4.74	$3.99
Weighted average common shares outstanding
Basic	509.7	525.9	512.5	531.5
Diluted	514.8	531.2	516.8	536.2
Antidilutive shares	—	—	—	—

Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$714	$622	$2,447	$2,139
Other comprehensive income
Pension, net of tax	10	13	30	42
Currency translation adjustment and cash flow hedges, net of tax	(1)	(4)	2	(9)
Other comprehensive income	9	9	32	33
Comprehensive income	$723	$631	$2,479	$2,172

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Cash and cash equivalents	$969	$1,556	$825
Inventory	11,396	9,497	12,393
Other current assets	1,440	1,466	1,421
Total current assets	13,805	12,519	14,639
Property and equipment
Land	6,040	6,064	6,069
Buildings and improvements	30,467	29,240	29,090
Fixtures and equipment	6,032	5,912	5,784
Computer hardware and software	2,636	2,544	2,660
Construction-in-progress	298	460	384
Accumulated depreciation	(19,089)	(18,687)	(18,380)
Property and equipment, net	26,384	25,533	25,607
Operating lease assets	2,151	1,965	1,997
Other noncurrent assets	1,401	1,273	1,329
Total assets	$43,741	$41,290	$43,572
Liabilities and shareholders’ investment
Accounts payable	$11,258	$9,761	$11,959
Accrued and other current liabilities	4,191	4,201	4,096
Current portion of long-term debt and other borrowings	1,159	1,052	1,535
Total current liabilities	16,608	15,014	17,590
Long-term debt and other borrowings	10,513	10,223	10,104
Noncurrent operating lease liabilities	2,208	2,004	2,046
Deferred income taxes	1,215	972	970
Other noncurrent liabilities	1,652	1,780	1,782
Total noncurrent liabilities	15,588	14,979	14,902
Shareholders’ investment
Common stock	42	43	43
Additional paid-in capital	6,006	6,042	5,867
Retained earnings	6,270	6,017	5,884
Accumulated other comprehensive loss	(773)	(805)	(714)
Total shareholders’ investment	11,545	11,297	11,080
Total liabilities and shareholders’ investment	$43,741	$41,290	$43,572
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 506,677,740, 517,761,600 and 521,810,597 shares issued and outstanding at November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 2, 2019	November 3, 2018
Operating activities
Net earnings	$2,447	$2,139
Earnings from discontinued operations, net of tax	11	7
Net earnings from continuing operations	2,436	2,132
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,905	1,826
Share-based compensation expense	116	106
Deferred income taxes	235	261
Noncash losses / (gains) and other, net	6	85
Changes in operating accounts
Inventory	(1,899)	(3,796)
Other assets	(10)	(140)
Accounts payable	1,473	3,298
Accrued and other liabilities	(121)	(158)
Cash provided by operating activities—continuing operations	4,141	3,614
Cash provided by operating activities—discontinued operations	18	10
Cash provided by operations	4,159	3,624
Investing activities
Expenditures for property and equipment	(2,403)	(2,873)
Proceeds from disposal of property and equipment	29	39
Other investments	14	15
Cash required for investing activities	(2,360)	(2,819)
Financing activities
Change in commercial paper, net	—	490
Additions to long-term debt	994	—
Reductions of long-term debt	(1,041)	(268)
Dividends paid	(995)	(1,001)
Repurchase of stock	(959)	(1,485)
Accelerated share repurchase pending final settlement	(450)	(450)
Stock option exercises	65	91
Cash required for financing activities	(2,386)	(2,623)
Net decrease in cash and cash equivalents	(587)	(1,818)
Cash and cash equivalents at beginning of period	1,556	2,643
Cash and cash equivalents at end of period	$969	$825
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$301	$29
Leased assets obtained in exchange for new operating lease liabilities	334	228

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2018	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	718	—	718
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(6.9)	(1)	—	(493)	—	(494)
Accelerated share repurchase pending final settlement	(2.9)	—	(225)	(200)	—	(425)
Stock options and awards	1.0	—	31	—	—	31
May 5, 2018	532.9	$44	$5,664	$6,187	$(737)	$11,158
Net earnings	—	—	—	799	—	799
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(2.9)	—	225	(232)	—	(7)
Accelerated share repurchase pending final settlement	(4.6)	—	(170)	(355)	—	(525)
Stock options and awards	0.7	—	69	—	—	69
August 4, 2018	526.1	$44	$5,788	$6,058	$(723)	$11,167
Net earnings	—	—	—	622	—	622
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(1.7)	(1)	170	(171)	—	(2)
Accelerated share repurchase pending final settlement	(3.5)	—	(163)	(287)	—	(450)
Stock options and awards	0.9	—	72	—	—	72
November 3, 2018	521.8	$43	$5,867	$5,884	$(714)	$11,080
Net earnings	—	—	—	799	—	799
Other comprehensive loss	—	—	—	—	(91)	(91)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(4.7)	—	163	(330)	—	(167)
Stock options and awards	0.7	—	12	—	—	12
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117
Net earnings	—	—	—	938	—	938
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(1.3)	—	153	(94)	—	59
Stock options and awards	0.3	—	53	—	—	53
August 3, 2019	511.3	$43	$6,114	$6,461	$(782)	$11,836
Net earnings	—	—	—	714	—	714
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(3.0)	(1)	—	(295)	—	(296)
Accelerated share repurchase pending final settlement	(2.5)	—	(178)	(272)	—	(450)
Stock options and awards	0.9	—	70	—	—	70
November 2, 2019	506.7	$42	$6,006	$6,270	$(773)	$11,545

We declared $0.66 and $0.64 dividends per share for the three months ended November 2, 2019, and November 3, 2018, respectively, and $2.54 per share for the fiscal year ended February 2, 2019.

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

Revenues	Three Months Ended		Nine Months Ended
(millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Apparel and accessories (a)	$3,564	$3,219	$10,510	$9,803
Beauty and household essentials (a)	5,125	4,788	15,172	14,189
Food and beverage	3,717	3,611	10,899	10,570
Hardlines	2,460	2,478	7,348	7,292
Home furnishings and décor	3,527	3,476	9,985	9,781
Other	21	18	83	64
Sales	18,414	17,590	53,997	51,699

Credit card profit sharing	177	169	505	503
Other	74	62	211	177
Other revenue	251	231	716	680

Total revenue	$18,665	$17,821	$54,713	$52,379

(a)
We reclassified certain non-apparel baby merchandise sales totaling $406 million and $1,260 million for the three and nine months ended November 2, 2019, respectively, and $403 million and $1,166 million for the three and nine months ended November 3, 2018, respectively, from Apparel and Accessories to Beauty and Household Essentials.

We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of November 2, 2019, February 2, 2019, and November 3, 2018, the accrual for estimated returns was $137 million, $116 million, and $125 million, respectively. We have not historically had material adjustments to our returns estimates.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 2, 2019	Gift Cards Issued During Current Period But Not Redeemed (a)	Revenue Recognized From Beginning Liability	November 2, 2019
(millions)
Gift card liability	$840	$386	$(543)	$683

(a)	Net of estimated breakage.

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

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$163	$769	$42
Prepaid forward contracts	Other Current Assets	Level 1	24	19	23
Interest rate swaps	Other Noncurrent Assets	Level 2	122	10	—
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	3	6
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	7

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	November 2, 2019		February 2, 2019		November 3, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,246	$11,870	$10,247	$10,808	$10,245	$10,396

(a)	The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.

(b)
The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude commercial paper, unamortized swap valuation adjustments, and lease liabilities.

4. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $7 million and $21 million during the three and nine months ended November 2, 2019, respectively, primarily resulting from store impairments. We recognized no impairment charges during the three months ended November 3, 2018, and $85 million of impairment charges during the nine months ended November 3, 2018, primarily resulting from planned store closures. The impairment charges are recorded in Selling, General and Administrative Expenses.

5. Commercial Paper and Long-Term Debt

In March 2019, we issued $1,000 million of 10-year unsecured fixed rate debt at 3.375 percent, and in June 2019, we repaid $1,000 million of unsecured 2.3 percent fixed rate debt at maturity.

Our commercial paper program provides a source of short-term financing. For the nine months ended November 2, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $55 million at a weighted average annual interest rate of 2.4 percent. For the nine months ended November 3, 2018, the maximum amount outstanding was $658 million, and the average daily amount outstanding was $54 million at a weighted average annual interest rate of 1.9 percent. As of November 2, 2019, no balances were outstanding. As of November 3, 2018, $490 million was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statement of Financial Position.

6. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 provides the fair value and classification of these instruments.

In March 2019, we entered into interest rate swaps with a total notional amount of $1,000 million, and in June 2019, interest rate swaps with a total notional amount of $1,000 million matured. As of November 2, 2019, and November 3, 2018, we were party to interest rate swaps with notional amounts totaling $1,500 million. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three and nine months ended November 2, 2019, and November 3, 2018.

Effect of Hedges on Debt
(millions)	November 2, 2019	February 2, 2019	November 3, 2018
Current portion of long-term debt and other borrowings
Carrying amount of hedged debt	$—	$996	$993
Cumulative hedging adjustments, included in carrying amount	—	(3)	(6)
Long-term debt and other borrowings
Carrying amount of hedged debt	1,614	508	491
Cumulative hedging adjustments, included in carrying amount	122	10	(7)

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$14	$(4)	$115	$(7)
Hedged debt	(14)	4	(115)	7
Total	$—	$—	$—	$—

7. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Number of shares purchased	3.0	6.3	10.8	19.0
Average price paid per share	$99.25	$84.00	$84.28	$76.38
Total investment	$294	$526	$912	$1,451

Note: This table excludes activity related to the ASR arrangements described below because final settlement had not occurred as of November 2, 2019, and November 3, 2018, respectively.

During the third quarter of 2019, we entered into an ASR arrangement to repurchase $300 to $450 million of our common stock. Under the agreement, we paid $450 million and received an initial delivery of 2.5 million shares, which were retired, resulting in a $272 million reduction to Retained Earnings. As of November 2, 2019, $178 million is included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital.

During the third quarter of 2018, we entered into an ASR arrangement to repurchase $325 to $450 million of our common stock. Under the agreement, we paid $450 million and received an initial delivery of 3.5 million shares, which were retired, resulting in a $287 million reduction to Retained Earnings. As of November 3, 2018, $163 million was included as a reduction to Additional Paid-in Capital. Upon final settlement in the fourth quarter of 2018, we received an additional 2.2 million shares, which were retired, and $3.6 million for the remaining amount not settled in shares. In total, we repurchased 5.7 million shares under the ASR arrangement for a total cash investment of $446 million ($77.98 per share).

8. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost benefits earned	SG&A Expenses	$23	$24	$69	$72
Interest cost on projected benefit obligation	Net Other (Income) / Expense	37	37	111	110
Expected return on assets	Net Other (Income) / Expense	(62)	(62)	(186)	(185)
Amortization of losses	Net Other (Income) / Expense	16	20	47	61
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)	(8)	(8)
Settlement charges	Net Other (Income) / Expense	—	1	—	4
Total		$11	$17	$33	$54

9. Accumulated Other Comprehensive (Loss) / Income

Change in Accumulated Other Comprehensive Income	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 2, 2019	$(13)	$(20)	$(772)	$(805)
Other comprehensive income before reclassifications, net of tax	—	2	—	2
Amounts reclassified from AOCI, net of tax	—	—	30	30
November 2, 2019	$(13)	$(18)	$(742)	$(773)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Third quarter 2019 includes the following notable items:

•	GAAP earnings per share from continuing operations were $1.37.

•	Adjusted earnings per share from continuing operations were $1.36.

•	Total revenue increased 4.7 percent, driven by a comparable sales increase and sales from new stores.

•	Comparable sales increased 4.5 percent, driven by a 3.1 percent increase in traffic.

◦	Comparable store sales grew 2.8 percent.

◦	Digital channel sales increased 31 percent, contributing 1.7 percentage points to comparable sales growth.

•	Operating income of $1,002 million was 22.3 percent higher than the comparable prior-year period.

Sales were $18,414 million for the three months ended November 2, 2019, an increase of $824 million, or 4.7 percent, from the same period in the prior year. Operating cash flow provided by continuing operations was $4,141 million for the nine months ended November 2, 2019, an increase of $527 million, or 14.6 percent, from $3,614 million for the nine months ended November 3, 2018.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
GAAP diluted earnings per share	$1.37	$1.16	18.2%	$4.71	$3.98	18.5%
Adjustments	(0.01)	(0.07)		(0.01)	(0.11)
Adjusted diluted earnings per share	$1.36	$1.09	24.9%	$4.70	$3.87	21.4%
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

For the trailing twelve months ended November 2, 2019, after-tax return on invested capital from continuing operations (ROIC) was 15.0 percent, compared with 15.8 percent for the trailing twelve months ended November 3, 2018. Excluding the discrete impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act), ROIC was 15.1 percent and 13.9 percent for the trailing twelve months ended November 2, 2019, and November 3, 2018, respectively. The calculation of ROIC is provided on page 19.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Sales	$18,414	$17,590	4.7%	$53,997	$51,699	4.4%
Other revenue	251	231	8.8	716	680	5.3
Total revenue	18,665	17,821	4.7	54,713	52,379	4.5
Cost of sales	12,935	12,535	3.2	37,808	36,400	3.9
Selling, general and administrative expenses	4,153	3,937	5.5	11,728	11,347	3.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	575	530	8.5	1,717	1,639	4.8
Operating income	$1,002	$819	22.3%	$3,460	$2,993	15.6%

Rate Analysis	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gross margin rate	29.8%	28.7%	30.0%	29.6%
SG&A expense rate	22.3	22.1	21.4	21.7
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.1	3.0	3.1	3.1
Operating income margin rate	5.4	4.6	6.3	5.7
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

The increase in sales during the three and nine months ended November 2, 2019, is due to a comparable sales increase of 4.5 percent and 4.2 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Comparable sales change	4.5%	5.1%	4.2%	4.9%
Drivers of change in comparable sales
Number of transactions	3.1	5.3	3.3	5.1
Average transaction amount	1.4	(0.2)	0.9	(0.2)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stores channel comparable sales change	2.8%	3.2%	2.3%	3.4%
Digital channel contribution to comparable sales change	1.7	1.9	1.9	1.5
Total comparable sales change	4.5%	5.1%	4.2%	4.9%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stores originated	92.5%	94.0%	92.7%	94.4%
Digitally originated	7.5	6.0	7.3	5.6
Total	100%	100%	100%	100%

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

RedCard Penetration	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Target Debit Card	12.5%	12.9%	12.7%	13.1%
Target Credit Cards	10.7	10.8	10.6	10.8
Total RedCard Penetration	23.1%	23.7%	23.3%	23.9%
Note: Amounts may not foot due to rounding.

Gross Margin Rate
For the three months ended November 2, 2019, our gross margin rate was 29.8 percent compared with 28.7 percent in the comparable period last year. The increase was due to merchandising efforts to optimize costs, pricing, promotions, and assortment, combined with favorable category sales mix. For the three months ended November 2, 2019, aggregate supply chain and digital fulfillment costs had an insignificant impact on our gross margin rate relative to the comparable prior-year period.
For the nine months ended November 2, 2019, our gross margin rate was 30.0 percent compared with 29.6 percent in the comparable period last year. The increase was due to merchandising efforts to optimize costs, pricing, promotions, and assortment, and favorable category sales mix, partially offset by increased supply chain and digital fulfillment costs.

Selling, General, and Administrative Expense Rate

For the three months ended November 2, 2019, our SG&A expense rate was 22.3 percent compared with 22.1 percent in the comparable period last year. The increase was primarily driven by higher compensation costs, including store wages, and marketing expenses, partially offset by broad-based cost savings.

For the nine months ended November 2, 2019, our SG&A expense rate was 21.4 percent compared with 21.7 percent in the comparable period last year. The decrease reflects lower impairment charges in 2019 and broad-based cost savings.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Beginning store count	1,853	1,835	1,844	1,822
Opened	9	12	20	25
Closed	—	(1)	(2)	(1)
Ending store count	1,862	1,846	1,862	1,846

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	November 2, 2019	February 2, 2019	November 3, 2018	November 2, 2019	February 2, 2019	November 3, 2018
170,000 or more sq. ft.	272	272	273	48,619	48,604	48,778
50,000 to 169,999 sq. ft.	1,504	1,501	1,505	189,164	188,900	189,496
49,999 or less sq. ft.	86	71	68	2,475	2,077	1,984
Total	1,862	1,844	1,846	240,258	239,581	240,258
(a)  In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $113 million and $359 million for the three and nine months ended November 2, 2019, respectively, and $115 million and $352 million for the three and nine months ended November 3, 2018, respectively.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended November 2, 2019, was 21.7 percent and 22.4 percent, respectively, compared with 13.6 percent and 19.9 percent, respectively, for the comparable periods last year. The effective income tax rates for the three and nine months ended November 3, 2018, included $39 million of discrete benefits of the Tax Act and, to a lesser extent, rate benefits from our global sourcing operations.

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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	November 2, 2019			November 3, 2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$1.37			$1.16
Adjustments
Tax Act (a)	$—	$—	$—	$—	$(39)	$(0.07)
Other (c)	(9)	(6)	(0.01)	—	—	—
Adjusted diluted earnings per share from continuing operations			$1.36			$1.09

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	November 2, 2019			November 3, 2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$4.71			$3.98
Adjustments
Tax Act (a)	$—	$—	$—	$—	$(39)	$(0.07)
Income tax matters (b)	—	—	—	—	(18)	(0.03)
Other (c)	(9)	(6)	(0.01)	—	—	—
Adjusted diluted earnings per share from continuing operations			$4.70			$3.87
Note: Amounts may not foot due to rounding.

(a)	Represents discrete items related to the Tax Act.

(b)	Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

(c)	Represents an insurance recovery related to the 2013 data breach.

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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions) (unaudited)	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Net earnings from continuing operations	$706	$616	14.5%	$2,436	$2,132	14.3%
+ Provision for income taxes	195	97	100.8	703	530	32.8
+ Net interest expense	113	115	(1.6)	359	352	2.0
EBIT	$1,014	$828	22.4%	$3,498	$3,014	16.1%
+ Total depreciation and amortization (a)	637	592	7.6	1,905	1,826	4.3
EBITDA	$1,651	$1,420	16.2%	$5,403	$4,840	11.6%

(a)	Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	November 2, 2019	November 3, 2018 (a)
Operating income	$4,577	$4,122
+ Net other income / (expense)	45	35
EBIT	4,622	4,157
+ Operating lease interest (b)	86	83
- Income taxes (c)(d)	1,043	524
Net operating profit after taxes	$3,665	$3,716

Denominator	November 2, 2019	November 3, 2018	October 28, 2017
Current portion of long-term debt and other borrowings	$1,159	$1,535	$1,366
+ Noncurrent portion of long-term debt	10,513	10,104	11,090
+ Shareholders' equity	11,545	11,080	11,092
+ Operating lease liabilities (e)	2,390	2,208	2,041
- Cash and cash equivalents	969	825	2,725
- Net assets of discontinued operations (f)	—	—	4
Invested capital	$24,638	$24,102	$22,860
Average invested capital (g)	$24,369	$23,481

After-tax return on invested capital (d)	15.0%	15.8%
After-tax return on invested capital excluding discrete impacts of Tax Act (d)	15.1%	13.9%

(a)	Consisted of 53 weeks.

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

(c)
Calculated using the effective tax rates for continuing operations, which were 22.1 percent and 12.3 percent for the trailing twelve months ended November 2, 2019, and November 3, 2018, respectively. For the trailing twelve months ended November 2, 2019, and November 3, 2018, includes tax effect of $1,024 million and $514 million, respectively, related to EBIT, and $19 million and $10 million, respectively, related to operating lease interest.

(d)	The effective tax rate for the trailing twelve months ended November 2, 2019, and November 3, 2018, includes discrete tax items of $(3) million and $382 million, respectively, related to the Tax Act.

(e)	Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.

(f)	Included in Other Assets and Liabilities.

(g)	Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

Analysis of Financial Condition

Liquidity and Capital Resources

Our cash and cash equivalents balance was $969 million, $1,556 million, and $825 million at November 2, 2019, February 2, 2019, and November 3, 2018, respectively. Our cash and cash equivalents balance includes short-term investments of $163 million, $769 million, and $42 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

We expect 2019 capital expenditures to total approximately $3.1 billion, compared with $3.5 billion in 2018.

Operating Cash Flows

Operating cash flow provided by continuing operations was $4,141 million for the nine months ended November 2, 2019, compared with $3,614 million for the nine months ended November 3, 2018. The operating cash flow increase was primarily driven by higher net earnings during the nine months ended November 2, 2019, compared with the same period in the prior year.

Inventory

Inventory was $11,396 million as of November 2, 2019, compared with $9,497 million and $12,393 million at February 2, 2019, and November 3, 2018, respectively. The increase from February 2, 2019, reflects the seasonal inventory build ahead of the November and December holiday sales period. Inventory levels were lower as of November 2, 2019, compared with November 3, 2018, partially due to timing of receipts because the Thanksgiving holiday is later in the current year. In addition, elevated inventory levels in the prior year reflected investments in toys and baby-related merchandise.

Dividends

We paid dividends totaling $337 million ($0.66 per share) and $995 million ($1.94 per share) for the three and nine months ended November 2, 2019, respectively, and $337 million ($0.64 per share) and $1,001 million ($1.88 per share) for the three and nine months ended November 3, 2018, respectively, a per share increase of 3.1 percent and 3.2 percent, respectively. We declared dividends totaling $338 million ($0.66 per share) during the third quarter of 2019, a per share increase of 3.1 percent over the $338 million ($0.64 per share) of declared dividends during the third quarter of 2018. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $294 million and $912 million to shareholders through share repurchase during the three and nine months ended November 2, 2019, respectively. See Part II, Item 2 of this Quarterly Report on Form 10-Q and Note 7 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of November 2, 2019, our credit ratings were as follows:

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

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of November 2, 2019, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control; and (ii) our long-term credit ratings are either reduced and the resulting rating is noninvestment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is noninvestment grade.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a $5 billion share repurchase program (2016 Program). We began repurchasing shares under this authorization during the fourth quarter of 2016. On September 19, 2019, our Board of Directors authorized a new $5 billion share repurchase program (2019 Program). We will begin repurchasing shares under the 2019 Program upon completion of the 2016 Program. There is no stated expiration for the share repurchase programs. Under the 2016 Program, we have repurchased 59.4 million shares of common stock through November 2, 2019, at an average price of $71.90, for a total investment of $4.3 billion, excluding the October 2019 ASR because the transaction was not fully settled as of November 2, 2019. The table below presents information with respect to Target common stock purchases made during the three months ended November 2, 2019, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
August 4, 2019, through August 31, 2019
Open market and privately negotiated purchases	1,063,357	$84.80	1,063,357	$934,225,941
September 1, 2019, through October 5, 2019
Open market and privately negotiated purchases	1,705,826	107.23	1,705,826	5,751,312,791
October 6, 2019, through November 2, 2019
Open market and privately negotiated purchases	197,864	108.19	197,864	5,729,905,915
October 2019 ASR (a)	2,472,000	TBD	2,472,000	5,279,905,915
Total	5,439,047	TBD	5,439,047	$5,279,905,915

(a)	Refer to Note 7 of the Consolidated Financial Statements for further details about the ASR arrangement.

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

TARGET CORPORATION

Dated: November 27, 2019	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller