Form 10-K
period 2020-02-01
TARGET CORP
filed 2020-03-11
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2019, was $41,576,546,635 based on the closing price of $81.52 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding as of March 5, 2020, were 500,961,951.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2020, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2019 Form 10-K	1

BUSINESS	Table of Contents

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation or the Company) was incorporated in Minnesota in 1902. We offer to our customers, referred to as "guests," everyday essentials and fashionable, differentiated merchandise at discounted prices. Our ability to deliver a preferred shopping experience to our guests is supported by our supply chain and technology, our devotion to innovation, our loyalty offerings and suite of fulfillment options, and our disciplined approach to managing our business and investing in future growth. We operate as a single segment designed to enable guests to purchase products seamlessly in stores or through our digital channels. Since 1946, we have given 5 percent of our profit to communities.

Financial Highlights

For information on key financial highlights, see Part II, Item 6, Selected Financial Data, and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2019 sales was related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
A New Day™	Hyde & EEK! Boutique™	Smartly™
All in Motion™	JoyLab™	Smith & Hawken®
Archer Farms®	Kona Sol™	Sonia Kashuk®
Art Class™	Made By Design™	Spritz™
Auden™	Market Pantry®	Stars Above™
Ava & Viv®	More Than Magic™	Sun Squad™
Boots & Barkley®	Opalhouse™	Sutton & Dodge®
Cat & Jack™	Open Story™	Threshold™
Cloud Island™	Original Use™	Universal Thread™
Colsie™	Pillowfort™	up & up®
Everspring™	Project 62™	Wild Fable™
Good & Gather™	Prologue™	Wondershop™
Goodfellow & Co™	Room Essentials®	Xhilaration®
Hearth & Hand™ with Magnolia	Shade & Shore™
heyday™	Simply Balanced™

Exclusive Brands
California Roots™	Isabel Maternity™ by Ingrid & Isabel®	The Collection
Defy & Inspire™	Just One You® made by carter's®	Wine Cube®
Fieldcrest®	Kristin Ess	Who What Wear™
Hand Made Modern®	Rosé Bae™

TARGET CORPORATION	2019 Form 10-K	2

BUSINESS	Table of Contents

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

Customer Loyalty Programs

Our guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target™ MasterCard® (collectively, RedCards™). We also seek to drive customer loyalty and trip frequency through our Target Circle program, where members earn 1 percent rewards on nearly all non-RedCard purchases and other benefits.

Distribution

The vast majority of merchandise is distributed to our stores through our network of distribution centers. Common carriers ship merchandise to and from our distribution centers. Vendors or third-party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests via common carriers (from stores, distribution centers, vendors, and third-party distributors), delivery via our wholly owned subsidiary, Shipt, Inc. (Shipt), and through guest pick-up at our stores. Our stores fulfill the majority of the digitally originated sales, which allows improved product availability, faster delivery times, and reduced shipping costs.

Employees

As of February 1, 2020, we employed approximately 368,000 full-time, part-time, and seasonal employees, referred to as "team members." Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We offer a broad range of company-paid benefits to our team members. Eligibility for and the level of benefits vary depending on team members' full-time or part-time status, compensation level, date of hire, and/or length of service. Company-paid benefits include a 401(k) plan, medical and dental plans, disability insurance, paid vacation, tuition reimbursement, various team member assistance programs, life insurance, a pension plan (closed to new participants, with limited exceptions), and merchandise and other discounts. We believe our team member relations are good.

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

Competition

We compete with traditional and internet retailers, including department stores, off-price general merchandise retailers, wholesale clubs, category-specific retailers, drug stores, supermarkets, and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide compelling value to our guests largely determines our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, our "Expect More. Pay Less." brand promise, and our "Bullseye Design," have been registered with the United States (U.S.) Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our owned brands.

TARGET CORPORATION	2019 Form 10-K	3

BUSINESS	Table of Contents

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

We believe that one of the reasons our guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving our four primary constituencies: guests, team members, shareholders, and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Target. It may be difficult to control negative publicity, regardless of whether it is accurate. Target’s position or perceived lack of position on social, environmental, public policy or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups or guests. While reputations may take decades to build, negative incidents can quickly erode trust and confidence and can result in consumer boycotts, governmental investigations, or litigation. In addition, vendors and others with whom we do business may affect our reputation. For example, CVS operates clinics and pharmacies within our stores, and our guests’ perceptions of and experiences with CVS may affect our reputation. Negative reputational incidents could adversely affect our business through lost sales, loss of new store and development opportunities, or team member retention and recruiting difficulties.

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

TARGET CORPORATION	2019 Form 10-K	4

RISK FACTORS	Table of Contents

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

Our business has evolved from an in-store experience to interaction with guests across multiple channels (in-store, online, mobile, social media, voice assistants, and smart home devices, among others). Our guests are using those channels to shop with us and provide feedback and public commentary about our business. We must anticipate and meet changing guest expectations and counteract developments and investments by our competitors. Our evolving retailing efforts include implementing technology, software and processes to be able to conveniently and cost-effectively fulfill guest orders directly from any point within our system of stores and distribution centers and from our vendors. We also need to collect accurate, relevant, and usable guest data to personalize our offerings. Providing multiple fulfillment options and implementing new technology is complex and may not meet expectations for accurate order fulfillment, faster and guaranteed delivery times, low-cost or free shipping, and desired payment methods. Even when we are successful in meeting expectations for fulfillment, if we are unable to offset increased costs of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings or expense reductions, our results of operations could be adversely affected.

If we do not anticipate and respond quickly to changing consumer preferences, our sales and profitability could suffer.

A large part of our business is dependent on our ability to make trend-right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, accessories, home décor, electronics, toys, seasonal offerings, food, and other merchandise. If we do not obtain accurate and relevant data on guest preferences, predict changing consumer tastes, preferences, spending patterns and other lifestyle decisions, emphasize the correct categories, implement competitive and effective pricing and promotion strategies, or personalize our offerings to our guests, we may experience lost sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations by reducing our profitability.

Investments and Infrastructure Risks

If our capital investments in remodeling existing stores, building new stores, and improving technology and supply chain infrastructure do not achieve appropriate returns, our competitive position, financial condition and results of operations could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. Our store remodel program is larger than historic levels and is being implemented using a custom approach based on the condition of each store and characteristics of the surrounding neighborhood. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.

We are making, and expect to continue to make, significant investments in technology and selective acquisitions to improve guest experiences across multiple channels and improve the speed, accuracy, and cost efficiency of our supply chain and inventory management systems. The effectiveness of these investments can be less predictable than remodeling stores, and might not provide the anticipated benefits or desired rates of return. In addition, if we are unable to successfully protect any intellectual property rights resulting from our investments, the value received from those investments may be eroded, which could adversely affect our financial condition.

TARGET CORPORATION	2019 Form 10-K	5

RISK FACTORS	Table of Contents

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

We rely extensively on computer systems throughout our business. We also rely on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, catastrophic events, and implementation errors. If our systems are damaged, disrupted or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could require additional promotional activities to attract guests and otherwise adversely affect our results of operations.

We continually invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact guest experience and guest confidence. For example, during the past year we experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, negatively impacted some guests’ experiences, and generated negative publicity.

Information Security, Cybersecurity and Data Privacy Risks

If our efforts to provide information security, cybersecurity and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, we may face additional costly government enforcement actions and private litigation, and our reputation and results of operations could suffer.

We regularly receive and store information about our guests, team members, vendors, and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, cybersecurity, and data privacy. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

Prior to 2013, all data security incidents we encountered were insignificant. Our 2013 data breach was significant and went undetected for several weeks. Both we and our vendors have had data security incidents since the 2013 data breach; however, to date these other incidents have not been material to our results of operations. Based on the prominence and notoriety of the 2013 data breach, even minor additional data security incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant data security incidents or fail to detect and appropriately respond to significant incidents, we could be exposed to additional government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, discontinue using our RedCards or loyalty programs, or stop shopping with us altogether, which could adversely affect our reputation, sales, and results of operations.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is increasingly demanding and has enhanced requirements for using and treating personal data. Complying with new data protection requirements, such as those imposed by the recently effective California data privacy laws, may cause us to incur substantial costs, require changes to our business practices, limit our ability to obtain data used to provide a differentiated guest experience, and expose us to further litigation and regulatory risks, each of which could adversely affect our results of operations.

TARGET CORPORATION	2019 Form 10-K	6

RISK FACTORS	Table of Contents

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

We are dependent on our vendors to supply merchandise to our distribution centers, stores, and guests. As we continue to add capabilities to quickly move the appropriate amount of inventory at optimal operational costs through our entire supply chain, operating our fulfillment network becomes more complex and challenging. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs, which could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.

A large portion of our merchandise is sourced, directly or indirectly, from outside the U.S., with China as our single largest source, so any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, between the U.S. and countries from which we source merchandise could require us to take certain actions, including for example raising prices on products we sell and seeking alternative sources of supply from vendors in other countries with whom we have less familiarity, which could adversely affect our reputation, sales, and our results of operations.

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the recent coronavirus), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could materially disrupt our supply of merchandise, increase our costs, and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, could adversely affect our results of operations.

A disruption in relationships with third-party service providers could adversely affect our operations.

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

TARGET CORPORATION	2019 Form 10-K	7

RISK FACTORS	Table of Contents

Uncharacteristic or significant weather conditions, natural disasters, and other catastrophic events could adversely affect our results of operations.

Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, our three largest states by total sales are California, Texas and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales or operations are concentrated could result in significant physical damage to or closure of one or more of our stores, distribution centers, facilities, or key vendors. In addition, natural disasters and other catastrophic events, such as the recent coronavirus outbreak, in areas where we or our vendors have operations, could cause delays in the distribution of merchandise from our vendors to our distribution centers, stores, and guests, affect consumer purchasing power, or reduce consumer demand, which could adversely affect our results of operations by increasing our costs and lowering our sales.

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

If our merchandise offerings do not meet applicable safety standards or Target's or our guests’ expectations regarding safety, supply chain transparency and responsible sourcing, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination and product defects, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. Our sourcing vendors, including any third parties selling through our digital channels, must also meet our expectations across multiple areas of social compliance, including supply chain transparency and responsible sourcing. We have a social compliance audit process that perform audits on a regular basis, but we cannot continuously monitor every vendor, so we are also dependent on our vendors to ensure that the products we buy comply with our standards. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Negative guest perceptions regarding the safety and sourcing of the products we sell and events that give rise to actual, potential or perceived compliance and social responsibility concerns could hurt our reputation, result in lost sales, cause our guests to seek alternative sources for their needs, and make it difficult and costly for us to regain the confidence of our guests.

TARGET CORPORATION	2019 Form 10-K	8

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

Our failure to comply with federal, state, local, and international laws, or changes in these laws could increase our costs, reduce our margins, and lower our sales.

Our business is subject to a wide array of laws and regulations.

Our expenses could increase and our operations could be adversely affected by law changes or adverse judicial developments involving an employer's obligation to recognize collective bargaining units, minimum wage requirements, advance scheduling notice requirements, health care mandates, the classification of exempt and non-exempt employees, and the classification of workers as either employees or independent contractors (particularly as it applies to our Shipt subsidiary, a technology company that connects Shipt members through its online marketplace with a network of independent contractors who select, purchase, and deliver groceries and household essentials ordered from Target and other retailers). The classification of workers as employees or independent contractors in particular is an area that is experiencing legal challenges and legislative changes. If our Shipt subsidiary is required to treat its independent contractor network as employees, it could result in higher compensation and benefit costs.

Changes in the legal or regulatory environment affecting information security, cybersecurity and data privacy, product safety, payment methods and related fees, responsible sourcing, supply chain transparency, or environmental protection, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and local anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, and lowering our sales.

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

We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. Our continued access to financial markets depends on multiple factors including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. If rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit rating will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to fund our operations and capital investments, and lead to losses on derivative positions resulting from counterparty failures, which could adversely affect our financial position and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2019 Form 10-K	9

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of February 1, 2020	Stores	Retail Sq. Ft. (in thousands)	Stores as of February 1, 2020	Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,132	Montana	7	777
Alaska	3	504	Nebraska	14	2,005
Arizona	46	6,080	Nevada	17	2,242
Arkansas	9	1,165	New Hampshire	9	1,148
California	297	36,474	New Jersey	47	5,992
Colorado	42	6,244	New Mexico	10	1,185
Connecticut	21	2,731	New York	84	10,178
Delaware	3	440	North Carolina	51	6,540
District of Columbia	5	342	North Dakota	4	554
Florida	124	17,053	Ohio	64	7,829
Georgia	50	6,820	Oklahoma	15	2,167
Hawaii	7	1,111	Oregon	20	2,312
Idaho	6	664	Pennsylvania	75	9,094
Illinois	95	11,950	Rhode Island	4	517
Indiana	31	4,174	South Carolina	19	2,359
Iowa	20	2,835	South Dakota	5	580
Kansas	17	2,385	Tennessee	30	3,816
Kentucky	14	1,571	Texas	150	20,919
Louisiana	15	2,120	Utah	14	1,979
Maine	5	630	Vermont	1	60
Maryland	40	4,960	Virginia	59	7,713
Massachusetts	47	5,467	Washington	39	4,377
Michigan	53	6,286	West Virginia	6	755
Minnesota	73	10,315	Wisconsin	36	4,427
Mississippi	6	743	Wyoming	2	187
Missouri	35	4,608
			Total	1,868	240,516

Stores and Distribution Centers as of February 1, 2020	Stores	Distribution Centers (a)
Owned	1,526	33
Leased	185	9
Owned buildings on leased land	157	—
Total	1,868	42
(a)The 42 distribution centers have a total of 53.2 million square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space elsewhere in Minneapolis and the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 10 and 17 to Part II, Item 8, Financial Statements and Supplementary Data (the Financial Statements).

TARGET CORPORATION	2019 Form 10-K	10

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

The following proceedings are being reported pursuant to Item 103 of Regulation S-K:

The Federal Securities Law Class Actions and ERISA Class Actions defined below relate to certain prior disclosures by Target about its expansion of retail operations into Canada (the Canada Disclosure). Target intends to continue to vigorously defend these actions.

Federal Securities Law Class Actions

On May 17, 2016 and May 24, 2016, Target Corporation and certain present and former officers were named as defendants in two purported federal securities law class actions filed in the U.S. District Court for the District of Minnesota (the Court). The lead plaintiff filed a Consolidated Amended Class Action Complaint (First Complaint) on November 14, 2016, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to the Canada Disclosure and naming Target, its former chief executive officer, its present chief operating officer, and the former president of Target Canada as defendants. On March 19, 2018, the Court denied the plaintiff's motion to alter or amend the final judgment issued on July 31, 2017, dismissing the Federal Securities Law Class Actions. On April 18, 2018, the plaintiff appealed the Court's final judgment. The appeal has been argued before the U.S. Court of Appeals for the Eighth Circuit (the Appeals Court), and we are awaiting a decision.

ERISA Class Actions

On July 12, 2016 and July 15, 2016, Target Corporation, the Plan Investment Committee and Target’s current chief operating officer were named as defendants in two purported Employee Retirement Income Security Act of 1974 (ERISA) class actions filed in the Court. The plaintiffs filed an Amended Class Action Complaint (the First ERISA Class Action) on December 14, 2016, alleging violations of Sections 404 and 405 of ERISA relating to the Canada Disclosure and naming Target, the Plan Investment Committee, and seven present or former officers as defendants. The plaintiffs sought to represent a class consisting of all persons who were participants in or beneficiaries of the Target Corporation 401(k) Plan or the Target Corporation Ventures 401(k) Plan (collectively, the Plans) at any time between February 27, 2013 and May 19, 2014 and whose Plan accounts included investments in Target stock. The plaintiffs sought damages, an injunction and other unspecified equitable relief, and attorneys’ fees, expenses, and costs, based on allegations that the defendants breached their fiduciary duties by failing to take action to prevent Plan participants from continuing to purchase Target stock during the class period at prices that allegedly were artificially inflated. After the Court dismissed the First ERISA Class Action on July 31, 2017, the plaintiffs filed a new ERISA Class Action (the Second ERISA Class Action) with the Court on August 30, 2017, which had substantially similar allegations, defendants, class representation, and damages sought as the First ERISA Class Action, except that the class period was extended to August 6, 2014. On June 15, 2018, the Court granted the motion by Target and the other defendants to dismiss the Second ERISA Class Action. On July 16, 2018, the plaintiffs appealed the Court's dismissal to the Appeals Court. The Appeals Court has not yet heard oral arguments or issued a decision.

For a description of other legal proceedings, see Note 14 to the Financial Statements.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2019 Form 10-K	11

EXECUTIVE OFFICERS	Table of Contents

Item 4A.    Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Business Experience	Age

Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014.	61
Michael J. Fiddelke	Executive Vice President and Chief Financial Officer since November 2019. Senior Vice President, Operations from August 2018 to October 2019. Senior Vice President, Merchandising Capabilities from March 2017 to August 2018. Senior Vice President, Financial Planning & Analysis from July 2015 to March 2017. Vice President, Pay & Benefits from March 2013 to July 2015.	43
Rick H. Gomez	Executive Vice President and Chief Marketing, Digital & Strategy Officer since December 2019. Executive Vice President and Chief Marketing & Digital Officer from January 2019 to December 2019. Executive Vice President and Chief Marketing Officer from January 2017 to January 2019. Senior Vice President, Brand and Category Marketing from April 2013 to January 2017.	50
A. Christina Hennington	Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities since January 2020. Senior Vice President, Group Merchandise Manager, Essentials, Beauty, Hardlines and Services from January 2019 to January 2020. Senior Vice President, Merchandising Essentials, Beauty and Wellness from April 2017 to January 2019. Senior Vice President, Merchandising Transformation and Operations from August 2015 to April 2017. Senior Vice President, Health and Beauty from May 2014 to August 2015.	45
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019. Senior Vice President, Talent and Organizational Effectiveness from October 2017 to January 2019. Vice President, Human Resources, Merchandising, Strategy & Innovation, from September 2015 to October 2017. From February 2012 until September 2015, Ms. Kremer held several leadership positions in Human Resources, supporting Merchandising, Target.com & Mobile, Enterprise Strategy & Multichannel.	42
Don H. Liu	Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary since October 2017. Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2016 to September 2017. Executive Vice President, General Counsel and Corporate Secretary of Xerox Corporation from July 2014 to August 2016.	58
Stephanie A. Lundquist	Executive Vice President and President, Food & Beverage since January 2019. Executive Vice President and Chief Human Resources Officer from February 2016 to January 2019. Senior Vice President, Human Resources from January 2015 to February 2016.	44
Michael E. McNamara	Executive Vice President and Chief Information Officer since January 2019. Executive Vice President and Chief Information & Digital Officer from September 2016 to January 2019. Executive Vice President and Chief Information Officer from June 2015 to September 2016. Officer of Tesco PLC, a multinational grocery and general merchandise retailer, from March 2011 to May 2015.	55
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015. Executive Vice President and Chief Financial Officer from April 2012 to August 2015.	54
Jill K. Sando	Executive Vice President and Chief Merchandising Officer, Style and Owned Brands since January 2020. Senior Vice President, Group Merchandise Manager, Apparel & Accessories and Home from January 2019 to January 2020. Senior Vice President, Home from May 2014 to January 2019.	51
Mark J. Schindele	Executive Vice President and Chief Stores Officer since January 2020. Senior Vice President, Target Properties from January 2015 to January 2020.	51
Laysha L. Ward	Executive Vice President and Chief External Engagement Officer since January 2017. Executive Vice President and Chief Corporate Social Responsibility Officer from December 2014 to January 2017.	52

TARGET CORPORATION	2019 Form 10-K	12

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 5, 2020, there were 14,019 shareholders of record. Dividends declared per share for each fiscal quarter during 2019 and 2018 are disclosed in Note 25 to the Financial Statements.

On September 20, 2016, our Board of Directors authorized a $5 billion share repurchase program (2016 Program). On September 19, 2019, our Board of Directors authorized a new $5 billion share repurchase program (2019 Program). There is no stated expiration for the share repurchase programs. Under the 2016 Program, we had repurchased 64.5 million shares of common stock through February 1, 2020, at an average price of $75.55, for a total investment of $4.9 billion. The table below presents information with respect to Target common stock purchases made during the three months ended February 1, 2020, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
November 3, 2019 through November 30, 2019
Open market and privately negotiated purchases	42,836	$126.41	42,836	$5,274,490,965
December 1, 2019 through January 4, 2020
Open market and privately negotiated purchases	515,087	124.21	514,737	5,210,557,849
January 5, 2020 through February 1, 2020
October 2019 ASR (a)	275,916	117.64	275,916	5,337,294,566
Open market and privately negotiated purchases	1,830,760	116.08	1,830,760	5,124,785,446
Total	2,664,599	$117.81	2,664,249	$5,124,785,446
(a)Represents the incremental shares received upon final settlement of the accelerated share repurchase (ASR) arrangement initiated in third quarter 2019.
(b)Includes shares of common stock reacquired from team members who tendered owned shares to satisfy the exercise price and tax withholding on stock option exercises. For the three months ended February 1, 2020, 350 shares were reacquired at a weighted average price per share of $128.81 pursuant to our long-term incentive plan.

TARGET CORPORATION	2019 Form 10-K	13

OTHER INFORMATION	Table of Contents

Comparison of Cumulative Five Year Total Return

Target Corporation
S&P 500
Peer Group
Previous Peer Group
250
200
150
100
50
0
Dollars
1/31/15
1/30/16
1/28/17
2/03/18
2/02/19
2/01/20

	Fiscal Years Ended
	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020
Target	$100.00	$101.21	$91.94	$109.76	$110.65	$177.66
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17
Current Peer Group	100.00	109.53	121.71	175.63	183.05	222.19
Previous Peer Group	100.00	109.11	121.15	174.97	182.10	220.86

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 17 online, general merchandise, department store, food, and specialty retailers (Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Rite Aid Corporation, Sears Holdings Corporation, The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group, plus Nordstrom, Inc., but excluding Sears Holdings Corporation, which filed for bankruptcy protection and is no longer publicly traded, and The Gap, Inc., which announced its intention to enter a transformational period for its brands (Current Peer Group). The Current Peer Group is consistent with the retail peer group used for our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2020, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and the Peer Group on January 30, 2015, and reinvestment of all dividends.

TARGET CORPORATION	2019 Form 10-K	14

OTHER INFORMATION	Table of Contents

Item 6.    Selected Financial Data

Selected Financial Data	For the Fiscal Year
			2017	2016	2015
(millions, except per share data)	2019	2018	As Adjusted (a)(b)	As Adjusted (b)	As Adjusted (b)
Sales	$77,130	$74,433	$71,786	$69,414	$73,717
Total revenue	78,112	75,356	72,714	70,271	74,494

Net Earnings
Continuing operations	3,269	2,930	2,908	2,666	3,321
Discontinued operations	12	7	6	68	42
Net earnings	3,281	2,937	2,914	2,734	3,363

Basic Earnings Per Share
Continuing operations	6.39	5.54	5.32	4.61	5.29
Discontinued operations	0.02	0.01	0.01	0.12	0.07
Basic earnings per share	6.42	5.55	5.32	4.73	5.35

Diluted Earnings Per Share
Continuing operations	6.34	5.50	5.29	4.58	5.25
Discontinued operations	0.02	0.01	0.01	0.12	0.07
Diluted earnings per share	6.36	5.51	5.29	4.69	5.31

Cash dividends declared per share	2.62	2.54	2.46	2.36	2.20

	As of
	February 1, 2020	February 2, 2019	February 3, 2018 As Adjusted (b)	January 28, 2017 As Adjusted (b)	January 30, 2016 (b)
Total assets	42,779	41,290	40,303	38,724	40,262
Long-term debt, including current portion	11,499	11,275	11,398	12,591	12,760
Note: This information should be read in conjunction with MD&A and the Financial Statements. Per share amounts may not foot due to rounding.
(a)Consisted of 53 weeks.
(b)The selected financial data for fiscal years 2017, 2016, and 2015 and as of February 3, 2018 and January 28, 2017, reflect the adoption of Accounting Standards Update (ASU) No. 2014-09—Revenue from Contracts with Customers (Topic 606). The selected financial data for fiscal years 2017 and 2016 and as of February 3, 2018 and January 28, 2017, reflect the adoption of ASU No. 2016-02—Leases (Topic 842) (Lease Standard). The selected financial data as of January 30, 2016, does not reflect adoption of Topic 606 or Topic 842.

TARGET CORPORATION	2019 Form 10-K	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE SUMMARY & ANALYSIS OF OPERATIONS	Index to Financial Statements
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Over the last several years, we have made strategic investments to build a durable operating and financial model that further differentiates Target and is designed to drive sustainable sales and profit growth. We have done this through an investment strategy focused on:

Elevating the shopping experiences and winning with high-touch service

•During the past three years, we have remodeled more than 700 stores, including nearly 300 during 2019. We plan to remodel approximately 300 in 2020.
•We have grown our stores network and now have over 100 small format stores in key urban markets and on college campuses.
•We have redesigned our store operating model – redefining roles for hundreds of thousands of team members to deliver better guest service.
•We have invested significantly in our team, including a $13 starting hourly wage with a commitment to $15 by the end of 2020.

Curation at Scale

•We have delivered a steady stream of newness and exclusives across our assortment. We have introduced over 25 new owned and exclusive brands, including the 2019 launch of our new food and beverage owned brand, Good & Gather, which we expect will become our largest owned brand.

Delivering Ease and Convenience through Same Day Services

•We have expanded our digital fulfillment capabilities, which elevate the shopping experience and give our guests new reasons to choose Target. During 2019, over 70% of our comparable digital sales growth was driven by same-day fulfillment options: Order Pickup, Drive Up, and delivery via our wholly owned subsidiary, Shipt.

These investments are translating into tangible financial results summarized below.

Financial Summary

Fiscal 2019 included the following notable items:

•GAAP earnings per share from continuing operations were $6.34.
•Adjusted earnings per share from continuing operations were $6.39.
•Total revenue increased 3.7 percent, driven by a comparable sales increase and sales from new stores.
•Comparable sales increased 3.4 percent, driven by a 2.7 percent increase in traffic.
◦Comparable store sales grew 1.4 percent.
◦Digital channel sales increased 29 percent, contributing 1.9 percentage points to comparable sales growth.
•Operating income of $4,658 million was 13.3 percent higher than the comparable prior-year period.

Sales were $77,130 million for 2019, an increase of $2,697 million or 3.6 percent from the prior year. Operating cash flow provided by continuing operations was $7,099 million for 2019, an increase of $1,129 million, or 18.9 percent, from $5,970 million for 2018.

TARGET CORPORATION	2019 Form 10-K	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE SUMMARY & ANALYSIS OF OPERATIONS	Index to Financial Statements

Earnings Per Share From Continuing Operations				Percent Change
	2019	2018	2017 (a)	2019/2018	2018/2017
GAAP diluted earnings per share	$6.34	$5.50	$5.29	15.4%	4.0%
Adjustments	0.05	(0.10)	(0.60)
Adjusted diluted earnings per share	$6.39	$5.39	$4.69	18.4%	15.1%
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
(a)Consisted of 53 weeks.

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended February 1, 2020, ROIC was 16.0 percent, compared with 14.7 percent for the trailing twelve months ended February 2, 2019. The calculation of ROIC is provided on page 22.

Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2019	2018	2017 (a)	2019/2018	2018/2017
Sales	$77,130	$74,433	$71,786	3.6%	3.7%
Other revenue	982	923	928	6.3	(0.5)
Total revenue	78,112	75,356	72,714	3.7	3.6
Cost of sales	54,864	53,299	51,125	2.9	4.3
SG&A expenses	16,233	15,723	15,140	3.2	3.9
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,357	2,224	2,225	6.0	(0.1)
Operating income	$4,658	$4,110	$4,224	13.3%	(2.7)%
(a)Consisted of 53 weeks.

Rate Analysis	2019	2018	2017 (a)
Gross margin rate	28.9%	28.4%	28.8%
SG&A expense rate	20.8	20.9	20.8
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	3.0	3.0	3.1
Operating income margin rate	6.0	5.5	5.8
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.
(a)Consisted of 53 weeks.

A discussion regarding Results of Operations and Analysis of Financial Condition for the year ended February 2, 2019, as compared to the year ended February 3, 2018, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

TARGET CORPORATION	2019 Form 10-K	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. Note 2 to the Financial Statements defines gift card "breakage." We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pick Up or Drive Up, and delivery via Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

Sales growth – from both comparable sales and new stores – represents an important driver of our long-term profitability. We expect that comparable sales growth will drive the majority of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will over the long-term drive both increasing shopping frequency (traffic) and the amount spent each visit (average transaction amount).

The increase in 2019 sales compared to 2018 is due to a 3.4 percent comparable sales increase and the contribution from new stores.

Comparable Sales	2019	2018	2017
Comparable sales change	3.4%	5.0%	1.3%
Drivers of change in comparable sales
Number of transactions	2.7	5.0	1.6
Average transaction amount	0.7	0.1	(0.3)
Note: Amounts may not foot due to rounding.

Contribution to Comparable Sales Change	2019	2018	2017
Stores channel comparable sales change	1.4%	3.2%	0.1%
Contribution from digitally originated sales to comparable sales change	1.9	1.8	1.2
Total comparable sales change	3.4%	5.0%	1.3%
Note: Amounts may not foot due to rounding.

Sales by Channel	2019	2018	2017
Stores originated	91.2%	92.9%	94.5%
Digitally originated	8.8	7.1	5.5
Total	100%	100%	100%

Note 2 to the Financial Statements provides sales by product category. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

TARGET CORPORATION	2019 Form 10-K	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
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

RedCard Penetration	2019	2018	2017
Target Debit Card	12.6%	13.0%	13.1%
Target Credit Cards	10.7	10.9	11.3
Total RedCard Penetration	23.3%	23.8%	24.5%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

Our gross margin rate was 28.9 percent in 2019 and 28.4 percent in 2018. The increase reflects merchandising efforts to optimize costs, pricing, promotions, and assortment, and favorable category sales mix, partially offset by increased supply chain and digital fulfillment costs.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 20.8 percent in 2019, approximately flat to last year. Store labor productivity and lower incentive compensation in 2019 offset pressure from wage growth.

Store Data

Change in Number of Stores	2019	2018
Beginning store count	1,844	1,822
Opened	26	29
Closed	(2)	(7)
Ending store count	1,868	1,844

TARGET CORPORATION	2019 Form 10-K	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS & RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	February 1, 2020	February 2, 2019	February 1, 2020	February 2, 2019
170,000 or more sq. ft.	272	272	48,619	48,604
50,000 to 169,999 sq. ft.	1,505	1,501	189,227	188,900
49,999 or less sq. ft.	91	71	2,670	2,077
Total	1,868	1,844	240,516	239,581
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $477 million and $461 million for 2019 and 2018, respectively. The increase was primarily driven by a $10 million loss on early retirement of debt in 2019.

Provision for Income Taxes

Our 2019 effective income tax rate from continuing operations increased to 22.0 percent from 20.3 percent in 2018, which included discrete benefits related to the Tax Cuts and Jobs Act of 2017 (Tax Act) and the resolution of certain income tax matters unrelated to 2018 operations.

Note 18 to the Financial Statements provides additional information.

TARGET CORPORATION	2019 Form 10-K	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share from continuing operations (Adjusted EPS). This metric excludes certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations. This measure is not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measure is diluted earnings per share from continuing operations. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate Adjusted EPS differently than we do, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Adjusted EPS	2019			2018			2017 (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$6.34			$5.50			$5.29
Adjustments
Loss on investment (b)	$41	$31	$0.06	$—	$—	$—	$—	$—	$—
Tax Act (c)	—	—	—	—	(36)	(0.07)	—	(343)	(0.62)
Loss on debt extinguishment	10	8	0.01	—	—	—	123	75	0.14
Other (d)	(17)	(13)	(0.02)	—	—	—	(5)	(3)	(0.01)
Other income tax matters (e)	—	—	—	—	(18)	(0.03)	—	(57)	(0.10)
Adjusted diluted earnings per share from continuing operations			$6.39			$5.39			$4.69
Note: Amounts may not foot due to rounding.
(a)Consisted of 53 weeks.
(b)Includes an unrealized loss on our investment in Casper Sleep, Inc., which is not core to our continuing operations.
(c)Represents discrete items related to the Tax Act. Refer to the Provision for Income Taxes discussion within MD&A and Note 18 to the Financial Statements.
(d)For 2019 and 2017, represents insurance recoveries related to the 2013 data breach.
(e)Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

Earnings from continuing operations before interest expense and income taxes (EBIT) and earnings from continuing operations before interest expense, income taxes, depreciation, and amortization (EBITDA) are non-GAAP financial measures. We believe these measures provide meaningful information about our operational efficiency compared with our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is net earnings from continuing operations. EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies.

EBIT and EBITDA				Percent Change
(dollars in millions)	2019	2018	2017 (a)	2019/2018	2018/2017
Net earnings from continuing operations	$3,269	$2,930	$2,908	11.6%	0.7%
+ Provision for income taxes	921	746	722	23.4	3.5
+ Net interest expense	477	461	653	3.3	(29.3)
EBIT	$4,667	$4,137	$4,283	12.8%	(3.4)%
+ Total depreciation and amortization (b)	2,604	2,474	2,476	5.3	(0.1)
EBITDA	$7,271	$6,611	$6,759	10.0%	(2.2)%
(a)Consisted of 53 weeks.
(b)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2019 Form 10-K	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	February 1, 2020	February 2, 2019
Operating income	$4,658	$4,110
+ Net other income / (expense)	9	27
EBIT	4,667	4,137
+ Operating lease interest (a)	86	83
- Income taxes (b)	1,045	856
Net operating profit after taxes	$3,708	$3,364

Denominator	February 1, 2020	February 2, 2019	February 3, 2018
Current portion of long-term debt and other borrowings	$161	$1,052	$281
+ Noncurrent portion of long-term debt	11,338	10,223	11,117
+ Shareholders' investment	11,833	11,297	11,651
+ Operating lease liabilities (c)	2,475	2,170	2,072
- Cash and cash equivalents	2,577	1,556	2,643
Invested capital	$23,230	$23,186	$22,478
Average invested capital (d)	$23,208	$22,832

After-tax return on invested capital	16.0%	14.7%
(a)Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense within SG&A Expenses. Operating lease interest is added back to operating income in the ROIC calculation to control for differences in capital structure between us and our competitors.
(b)Calculated using the effective tax rates for continuing operations, which were 22.0 percent and 20.3 percent for the trailing twelve months ended February 1, 2020, and February 2, 2019, respectively. For the trailing twelve months ended February 1, 2020, and February 2, 2019, includes tax effect of $1,026 million and $839 million, respectively, related to EBIT, and $19 million and $17 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2019 Form 10-K	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
Analysis of Financial Condition

Liquidity and Capital Resources

Our period-end cash and cash equivalents balance increased to $2,577 million from $1,556 million in 2018. Our cash and cash equivalents balance includes short-term investments of $1,810 million and $769 million as of February 1, 2020, and February 2, 2019, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

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

Operating Cash Flows

Operating cash flow provided by continuing operations was $7,099 million in 2019 compared with $5,970 million in 2018. The 2019 operating cash flow increase was primarily driven by higher net earnings and a reduction in inventory during 2019. Operating cash flow in 2019 also benefited from increased accounts payable due to timing of import inventory purchases, which have longer payment terms, compared with 2018.

Inventory

Year-end inventory was $8,992 million, compared with $9,497 million in 2018. Inventory levels were lower as of February 1, 2020, compared with February 2, 2019, partially due to focused efforts to reduce inventory across multiple categories where we optimized on-hand quantities and assortment. Additionally, elevated inventory levels in the prior year reflected intentional investments in toys merchandise.

TARGET CORPORATION	2019 Form 10-K	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Capital expenditures decreased in 2019 from the prior year primarily due to project savings in our store remodel program and timing of certain planned expenditures. We have completed over 700 remodels since the launch of the current program in 2017, and expect to maintain our pace of approximately 300 remodels in 2020. Beginning in 2021, we expect to moderate the annual number of remodels to a range of 150 to 200.

In addition to these cash investments, we entered into leases related to new stores in 2019, 2018, and 2017 with total future minimum lease payments of $669 million, $473 million, and $438 million, respectively.

We expect capital expenditures in 2020 of approximately $3.5 billion as we continue the current store remodel program, open additional small-format stores, and accelerate investments in our supply chain. We also expect to continue to invest in new store leases.

Dividends

We paid dividends totaling $1,330 million ($2.60 per share) in 2019 and $1,335 million ($2.52 per share) in 2018, a per share increase of 3.2 percent. We declared dividends totaling $1,345 million ($2.62 per share) in 2019 and $1,347 million ($2.54 per share) in 2018, a per share increase of 3.1 percent. We have paid dividends every quarter since our 1967 initial public offering and it is our intent to continue to do so in the future.

Share Repurchases

During 2019 and 2018 we returned $1,518 million and $2,067 million, respectively, to shareholders through share repurchase. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 20 to the Financial Statements for more information.

TARGET CORPORATION	2019 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of February 1, 2020, our credit ratings were as follows:

Credit Ratings	Moody's	Standard and Poor's	Fitch
Long-term debt	A2	A	A-
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Fitch raised our commercial paper rating from F2 to F1 during 2019.

In March 2019, we issued $1.0 billion of debt, and in June 2019, we repaid $1.0 billion of debt at maturity. In January 2020, we issued $750 million of debt and we redeemed $1.0 billion of debt before its maturity.

In both 2019 and 2018, we funded our holiday sales period working capital needs through internally generated funds and the issuance of commercial paper.

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks, which expires in October 2023. No balances were outstanding at any time during 2019 and 2018.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of February 1, 2020, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Notes 15 and 16 to the Financial Statements provide additional information.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase programs for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

TARGET CORPORATION	2019 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Commitments and Contingencies

Contractual Obligations as of	Payments Due by Period
February 1, 2020		Less than	1-3	3-5	After 5
(millions)	Total	1 Year	Years	Years	Years
Recorded contractual obligations:
Long-term debt (a)	$10,085	$94	$1,119	$1,000	$7,872
Finance lease liabilities (b)	1,890	121	254	245	1,270
Operating lease liabilities (b)	3,205	284	552	531	1,838
Deferred compensation (c)	552	73	160	175	144
Real estate liabilities (d)	90	90	—	—	—
Tax contingencies (e)	—	—	—	—	—
Unrecorded contractual obligations:
Interest payments – long-term debt	5,964	399	766	707	4,092
Purchase obligations (f)	676	247	135	74	220
Real estate obligations (g)	1,313	588	66	88	571
Future contributions to retirement plans (h)	—	—	—	—	—
Contractual obligations	$23,775	$1,896	$3,052	$2,820	$16,007
(a)Represents principal payments only. See Note 15 to the Financial Statements for further information.
(b)Finance and operating lease payments include $118 million and $901 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised. See Note 17 to the Financial Statements for further information.
(c)The timing of deferred compensation payouts is estimated based on payments currently made to former employees and retirees and the projected timing of future retirements.
(d)Real estate liabilities include costs incurred but not paid related to the construction or remodeling of real estate and facilities.
(e)Estimated tax contingencies of $188 million, including interest and penalties, are not included in the table above because we are not able to make reasonably reliable estimates of the period of cash settlement. See Note 18 to the Financial Statements for further information.
(f)Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, and service contracts. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation. We also issue trade letters of credit in the ordinary course of business, which are excluded from this table as these obligations are conditioned on terms of the letter of credit being met.
(g)Real estate obligations include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities.
(h)We have not included obligations under our pension plans in the contractual obligations table above because no additional amounts are required to be funded as of February 1, 2020. Our historical practice regarding these plans has been to contribute amounts necessary to satisfy minimum pension funding requirements, plus periodic discretionary amounts determined to be appropriate.

Off Balance Sheet Arrangements:    Other than the unrecorded contractual obligations noted above, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

TARGET CORPORATION	2019 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $8,992 million and $9,497 million as of February 1, 2020 and February 2, 2019, respectively, and is further described in Note 8 to the Financial Statements.

Vendor income:    We receive various forms of consideration from our vendors (vendor income), principally earned as a result of volume rebates, markdown allowances, promotions, and advertising allowances. Substantially all vendor income is recorded as a reduction of cost of sales.

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $464 million and $468 million as of February 1, 2020 and February 2, 2019, respectively. Vendor income is described further in Note 4 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets, which is primarily at the store level. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group is less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $23 million, $92 million, and $91 million in 2019, 2018, and 2017, respectively, which are described further in Note 10 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $465 million and $423 million as of February 1, 2020 and February 2, 2019, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $23 million in 2019. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities.

TARGET CORPORATION	2019 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $188 million and $334 million as of February 1, 2020 and February 2, 2019, respectively, and primarily relate to continuing operations. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 18 to the Financial Statements.

Pension accounting:    We maintain a funded qualified defined benefit pension plan, as well as nonqualified and international pension plans that are generally unfunded, for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits varies depending on team members' full-time or part-time status, date of hire, age, and/or length of service. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate, compensation growth rates, mortality, and retirement age. These assumptions, with adjustments made for any significant plan or participant changes, are used to determine the period-end benefit obligation and establish expense for the next year.

Our 2019 expected long-term rate of return on plan assets of 6.30 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $39 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease to the weighted average discount rate would increase annual expense by $61 million.

Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

Pension benefits are further described in Note 23 to the Financial Statements.

Legal and other contingencies:    We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. We do not believe any of the currently identified claims or litigation may materially affect our results of operations, cash flows, or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 14 to the Financial Statements for further information on contingencies.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13 - Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. We will adopt the standard in the first quarter of 2020, as required. We do not expect the standard to materially affect our consolidated net earnings, financial position, or cash flows.

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2019 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS	Index to Financial Statements
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for claims, litigation and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, the expected impact of changes in information technology systems, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors included in Part I, Item 1A, Risk Factors to this Form 10-K, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of February 1, 2020, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a London Interbank Offered Rate (LIBOR). Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. As of February 1, 2020, our floating rate short-term investments exceeded our floating rate debt by approximately $300 million. Based on our balance sheet position as of February 1, 2020, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our floating rate short-term investments, would not be significant. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate environments. See further description of our debt and derivative instruments in Notes 15 and 16 to the Financial Statements.

In 2017, the United Kingdom's Financial Conduct Authority announced the intent to phase out LIBOR by the end of 2021. As a result, we may amend our contracts that use LIBOR as a benchmark, but do not expect these changes will have a material impact on our financial statements, liquidity and access to capital markets.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of February 1, 2020, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $6 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease to the weighted average discount rate would increase annual expense by $61 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and interest rate swaps in our pension plan trust. At year-end, we had hedged 60 percent of the interest rate exposure of our plan liabilities.

As more fully described in Note 22 to the Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that substantially offset our economic exposure to the returns on these plans.

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2019 Form 10-K	29

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2019 Form 10-K	30

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 11, 2020	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

TARGET CORPORATION	2019 Form 10-K	31

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Inventory and related Cost of Sales
Description of the Matter	At February 1, 2020, the Corporation's inventory was $8,992 million. As described in Note 8 to the consolidated financial statements, the Corporation accounts for the vast majority of its inventory under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value.
Auditing inventory requires extensive audit effort including significant involvement of more experienced audit team members, including the involvement of our information technology (IT) professionals, given the relatively higher level of automation impacting the inventory process including the involvement of multiple information systems used to capture the high volume of transactions processed by the Corporation. Further, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying information systems utilized to process transactions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s inventory process, including the underlying IT general controls. For example, we tested automated controls performed by the Corporation’s information systems and controls over the completeness of data transfers between information systems used in performing the Corporation’s RIM calculation. Our audit procedures included, among others, testing the processing scenarios of the automated controls by evaluating configuration settings and performing a transaction walkthrough for each scenario.
Our audit procedures also included, among others, testing the key inputs into the RIM calculation, including purchases, sales, shortage, and price changes (markdowns) by comparing the key inputs back to source information such as third-party vendor invoices, third-party inventory count information and cash receipts. In addition, we performed extensive analytical procedures. For example, we performed store square footage analytics to predict ending inventory values at each store location, as well as predictive markdown analytics based on inquiries held with members of the merchant organization to assess the level of price changes within a category.

Valuation of Vendor Income Receivables
Description of the Matter	At February 1, 2020, the Corporation’s vendor income receivables totaled $464 million. As discussed in Note 4 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.
Auditing the Corporation's vendor income receivables was complex due to the estimation required in measuring the receivables. The estimate was sensitive to significant assumptions, such as forecasted vendor income collections, and estimating the time period over which the collections have been earned, which is primarily based on historical trending and data.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s vendor income receivable process, including controls over management’s review of the significant assumptions described above.
To test the estimated vendor income receivables, we performed audit procedures that included, among others, assessing the estimation methodology used by management and evaluating the forecasted vendor income collections and the time period over which collections have been earned as used in the receivable estimation model. For a sample of the vendor rebates and concessions, we evaluated the nature and source of the inputs used and the terms of the contractual agreements. We recalculated the amount of the vendor income earned based on the inputs and the terms of the agreements. In addition, we recalculated the time period over which the vendor income collection had been earned to assess the accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the receivables that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 11, 2020

TARGET CORPORATION	2019 Form 10-K	32

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2020, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of February 1, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 11, 2020	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 11, 2020

TARGET CORPORATION	2019 Form 10-K	33

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2019	2018	2017
Sales	$77,130	$74,433	$71,786
Other revenue	982	923	928
Total revenue	78,112	75,356	72,714
Cost of sales	54,864	53,299	51,125
Selling, general and administrative expenses	16,233	15,723	15,140
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,357	2,224	2,225
Operating income	4,658	4,110	4,224
Net interest expense	477	461	653
Net other (income) / expense	(9)	(27)	(59)
Earnings from continuing operations before income taxes	4,190	3,676	3,630
Provision for income taxes	921	746	722
Net earnings from continuing operations	3,269	2,930	2,908
Discontinued operations, net of tax	12	7	6
Net earnings	$3,281	$2,937	$2,914
Basic earnings per share
Continuing operations	$6.39	$5.54	$5.32
Discontinued operations	0.02	0.01	0.01
Net earnings per share	$6.42	$5.55	$5.32
Diluted earnings per share
Continuing operations	$6.34	$5.50	$5.29
Discontinued operations	0.02	0.01	0.01
Net earnings per share	$6.36	$5.51	$5.29
Weighted average common shares outstanding
Basic	510.9	528.6	546.8
Diluted	515.6	533.2	550.3
Antidilutive shares	—	—	4.1
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2019 Form 10-K	34

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2019	2018	2017
Net earnings	$3,281	$2,937	$2,914
Other comprehensive (loss) / income, net of tax
Pension and other benefit liabilities, net of tax	(65)	(52)	2
Currency translation adjustment and cash flow hedges, net of tax	2	(6)	6
Other comprehensive (loss) / income	(63)	(58)	8
Comprehensive income	$3,218	$2,879	$2,922

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2019 Form 10-K	35

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	February 1, 2020	February 2, 2019
Assets
Cash and cash equivalents	$2,577	$1,556
Inventory	8,992	9,497
Other current assets	1,333	1,466
Total current assets	12,902	12,519
Property and equipment
Land	6,036	6,064
Buildings and improvements	30,603	29,240
Fixtures and equipment	6,083	5,912
Computer hardware and software	2,692	2,544
Construction-in-progress	533	460
Accumulated depreciation	(19,664)	(18,687)
Property and equipment, net	26,283	25,533
Operating lease assets	2,236	1,965
Other noncurrent assets	1,358	1,273
Total assets	$42,779	$41,290
Liabilities and shareholders' investment
Accounts payable	$9,920	$9,761
Accrued and other current liabilities	4,406	4,201
Current portion of long-term debt and other borrowings	161	1,052
Total current liabilities	14,487	15,014
Long-term debt and other borrowings	11,338	10,223
Noncurrent operating lease liabilities	2,275	2,004
Deferred income taxes	1,122	972
Other noncurrent liabilities	1,724	1,780
Total noncurrent liabilities	16,459	14,979
Shareholders' investment
Common stock	42	43
Additional paid-in capital	6,226	6,042
Retained earnings	6,433	6,017
Accumulated other comprehensive loss	(868)	(805)
Total shareholders' investment	11,833	11,297
Total liabilities and shareholders' investment	$42,779	$41,290
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 504,198,962 shares issued and outstanding as of February 1, 2020; 517,761,600 shares issued and outstanding as of February 2, 2019.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2019 Form 10-K	36

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2019	2018	2017
Operating activities
Net earnings	$3,281	$2,937	$2,914
Earnings from discontinued operations, net of tax	12	7	6
Net earnings from continuing operations	3,269	2,930	2,908
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,604	2,474	2,476
Share-based compensation expense	147	132	112
Deferred income taxes	178	322	(188)
Loss on debt extinguishment	10	—	123
Noncash losses / (gains) and other, net	29	95	208
Changes in operating accounts:
Inventory	505	(900)	(348)
Other assets	18	(299)	(156)
Accounts payable	140	1,127	1,307
Accrued and other liabilities	199	89	419
Cash provided by operating activities—continuing operations	7,099	5,970	6,861
Cash provided by operating activities—discontinued operations	18	3	74
Cash provided by operations	7,117	5,973	6,935
Investing activities
Expenditures for property and equipment	(3,027)	(3,516)	(2,533)
Proceeds from disposal of property and equipment	63	85	31
Cash paid for acquisitions, net of cash assumed	—	—	(518)
Other investments	20	15	(55)
Cash required for investing activities	(2,944)	(3,416)	(3,075)
Financing activities
Additions to long-term debt	1,739	—	739
Reductions of long-term debt	(2,069)	(281)	(2,192)
Dividends paid	(1,330)	(1,335)	(1,338)
Repurchase of stock	(1,565)	(2,124)	(1,046)
Stock option exercises	73	96	108
Cash required for financing activities	(3,152)	(3,644)	(3,729)
Net (decrease) / increase in cash and cash equivalents	1,021	(1,087)	131
Cash and cash equivalents at beginning of period	1,556	2,643	2,512
Cash and cash equivalents at end of period	$2,577	$1,556	$2,643
Supplemental information
Interest paid, net of capitalized interest	$492	$476	$678
Income taxes paid	696	373	934
Leased assets obtained in exchange for new finance lease liabilities	379	130	139
Leased assets obtained in exchange for new operating lease liabilities	464	246	212

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2019 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
January 28, 2017	556.2	$46	$5,661	$5,846	$(638)	$10,915
Net earnings	—	—	—	2,914	—	2,914
Other comprehensive income	—	—	—	—	8	8
Dividends declared	—	—	—	(1,356)	—	(1,356)
Repurchase of stock	(17.6)	(1)	—	(1,026)	—	(1,027)
Stock options and awards	3.1	—	197	—	—	197
Reclassification of tax effects to retained earnings	—	—	—	117	(117)	—
February 3, 2018	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	2,937	—	2,937
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared	—	—	—	(1,347)	—	(1,347)
Repurchase of stock	(27.2)	(2)	—	(2,068)	—	(2,070)
Stock options and awards	3.3	—	184	—	—	184
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	3,281	—	3,281
Other comprehensive loss	—	—	—	—	(63)	(63)
Dividends declared	—	—	—	(1,345)	—	(1,345)
Repurchase of stock	(16.0)	(1)	—	(1,520)	—	(1,521)
Stock options and awards	2.4	—	184	—	—	184
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
We declared $2.62, $2.54, and $2.46 dividends per share for the twelve months ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2019 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2019 and 2018 ended February 1, 2020, and February 2, 2019, respectively, and consisted of 52 weeks. Fiscal 2017 ended February 3, 2018, and consisted of 53 weeks. Fiscal 2020 will end January 30, 2021, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to the current year presentation.

TARGET CORPORATION	2019 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
2. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit sharing income from our arrangement with TD Bank Group (TD).

Revenues (millions)	2019	2018	2017
Apparel and accessories (a)(f)	$14,304	$13,434	$13,323
Beauty and household essentials (b)(f)	20,616	19,296	18,364
Food and beverage (c)	15,039	14,585	14,256
Hardlines (d)	12,595	12,709	12,062
Home furnishings and décor (e)	14,430	14,298	13,672
Other	146	111	109
Sales	77,130	74,433	71,786

Credit card profit sharing	680	673	694
Other	302	250	234
Other revenue	982	923	928

Total revenue	$78,112	$75,356	$72,714
(a)Includes apparel for women, men, boys, girls, toddlers, infants and newborns, as well as jewelry, accessories, and shoes.
(b)Includes beauty and personal care, baby gear, cleaning, paper products, and pet supplies.
(c)Includes dry grocery, dairy, frozen food, beverages, candy, snacks, deli, bakery, meat, produce, and food service in our stores.
(d)Includes electronics (including video game hardware and software), toys, entertainment, sporting goods, and luggage.
(e)Includes furniture, lighting, storage, kitchenware, small appliances, home décor, bed and bath, home improvement, school/office supplies, greeting cards and party supplies, and other seasonal merchandise.
(f)We reclassified certain baby gear sales totaling $1,570 million and $1,339 million for the fiscal years ended February 2, 2019, and February 3, 2018, respectively, from Apparel and Accessories to Beauty and Household Essentials.

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of February 1, 2020, February 2, 2019, and February 3, 2018, the liability for estimated returns was $117 million, $116 million, and $110 million, respectively. We have not historically had material adjustments to our returns estimates.

We routinely enter into arrangements with vendors whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold to a guest. Under the vast majority of these arrangements, which represent less than 5 percent of consolidated sales, we record revenue and related costs gross. We concluded that we are the principal in these transactions for a number of reasons, most notably because we 1) control the overall economics of the transactions, including setting the sales price and realizing the majority of cash flows from the sale, 2) control the relationship with the customer, and 3) are responsible for fulfilling the promise to provide goods to the customer. Merchandise received under these arrangements is not included in Inventory because the purchase and sale of this inventory are virtually simultaneous.

TARGET CORPORATION	2019 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance. Our gift cards do not expire. Based on historical redemption rates, a small and relatively stable percentage of gift cards will never be redeemed, referred to as "breakage." Estimated breakage revenue is recognized over time in proportion to actual gift card redemptions.

Gift Card Liability Activity	February 2, 2019	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	February 1, 2020
(millions)
Gift card liability (a)	$840	$719	$(624)	$935
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target MasterCard (RedCards). The discount is included as a sales reduction and was $962 million, $953 million, and $933 million in 2019, 2018, and 2017, respectively.

Target Circle program members earn 1 percent rewards on nearly all non-RedCard purchases. Revenue related to reward redemptions and deferred revenue under this loyalty program were immaterial to our Consolidated Financial Statements for the year ended February 1, 2020.

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
Markdowns
Outbound shipping and handling expenses
    associated with sales to our guests
Payment term cash discounts
Distribution center costs, including compensation
    and benefits costs and depreciation
Compensation and benefit costs associated with
shipment of merchandise from stores
Import costs
Compensation and benefit costs for stores and
    headquarters, except ship from store costs classified
    as cost of sales
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
Litigation and defense costs and related insurance
    recovery
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2019 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections, and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material.

5. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, digital advertisements, and media broadcast, are generally expensed at first showing or distribution of the advertisement.

Advertising Costs (millions)	2019	2018	2017
Gross advertising costs	$1,647	$1,494	$1,476
Vendor income	—	—	(19)
Net advertising costs	$1,647	$1,494	$1,457

6. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis			Fair Value as of
(millions)	Classification	Pricing Category	February 1, 2020	February 2, 2019
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$1,810	$769
Prepaid forward contracts (b)	Other Current Assets	Level 1	23	19
Interest rate swaps (c)	Other Noncurrent Assets	Level 2	137	10
Liabilities
Interest rate swaps (c)	Other Current Liabilities	Level 2	—	3
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 16 for additional information on interest rate swaps.

We recorded a $41 million pretax impairment charge within Net Other (Income) / Expense related to our investment in Casper Sleep Inc. for which we determined the fair value had declined to $39 million as of February 1, 2020.

TARGET CORPORATION	2019 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Significant Financial Instruments not Measured at Fair Value (a)	As of February 1, 2020		As of February 2, 2019
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$9,992	$11,864	$10,247	$10,808
(a)The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b)The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude commercial paper, unamortized swap valuation adjustments, and lease liabilities.

7. Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in five days or less.

Cash and Cash Equivalents (millions)	February 1, 2020	February 2, 2019
Cash	$326	$359
Short-term investments	1,810	769
Receivables from third-party financial institutions for credit and debit card transactions	441	428
Cash and cash equivalents (a)	$2,577	$1,556
(a)We have access to these funds without any significant restrictions, taxes or penalties.

As of February 1, 2020 and February 2, 2019, we reclassified book overdrafts of $209 million and $242 million, respectively, to Accounts Payable and $23 million and $25 million, respectively, to Accrued and Other Current Liabilities.

8. Inventory

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

9. Other Current Assets

Other Current Assets (millions)	February 1, 2020	February 2, 2019
Income tax and other receivables	$498	$632
Vendor income receivable	464	468
Prepaid expenses	154	157
Other	217	209
Total	$1,333	$1,466

TARGET CORPORATION	2019 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
10. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Depreciation expense for 2019, 2018, and 2017 was $2,591 million, $2,460 million, and $2,462 million, respectively, including depreciation expense included in Cost of Sales. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $23 million, $92 million, and $91 million during 2019, 2018, and 2017, respectively. The impairment losses primarily resulted from store impairments and planned or completed store closures, and for 2017, also included supply chain changes. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in Selling, General and Administrative Expenses.

11. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 1, 2020	February 2, 2019
Goodwill and intangible assets	$686	$699
Company-owned life insurance investments, net of loans	418	380
Other	254	194
Total	$1,358	$1,273

12. Goodwill and Intangible Assets

Goodwill totaled $633 million as of February 1, 2020 and February 2, 2019. No impairments were recorded in 2019, 2018, or 2017 as a result of the annual goodwill impairment tests performed.

Intangible assets, net of accumulated amortization, totaled $53 million and $66 million as of February 1, 2020, and February 2, 2019, respectively, primarily related to trademarks and customer relationships. We use both accelerated and straight-line methods to amortize definite-lived intangible assets over 4 to 15 years. The weighted average life of intangible assets was 8 years as of February 1, 2020. Amortization expense was $13 million, $14 million, and $14 million in 2019, 2018, and 2017, respectively, and is estimated to be less than $15 million annually through 2024.

TARGET CORPORATION	2019 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
13. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 1, 2020	February 2, 2019
Wages and benefits	$1,158	$1,229
Gift card liability, net of estimated breakage	935	840
Real estate, sales, and other taxes payable	601	601
Dividends payable	333	331
Current portion of operating lease liabilities	200	166
Workers' compensation and general liability (a)	155	142
Interest payable	69	62
Other	955	830
Total	$4,406	$4,201
(a)We retain a substantial portion of the risk related to general liability and workers' compensation claims. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value.

14. Commitments and Contingencies

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

Commitments

Purchase obligations, which include all legally binding contracts such as firm commitments for inventory purchases, merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, and service contracts, were $676 million and $992 million as of February 1, 2020 and February 2, 2019, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $1,403 million and $1,134 million as of February 1, 2020 and February 2, 2019, respectively. Over half of these real estate obligations are due within five years, a portion of which are recorded as liabilities.

We issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1,544 million and $1,746 million as of February 1, 2020 and February 2, 2019, respectively, a portion of which are reflected in accounts payable. Standby letters of credit and surety bonds, relating primarily to insurance and regulatory requirements, totaled $468 million and $403 million as of February 1, 2020 and February 2, 2019, respectively.

TARGET CORPORATION	2019 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
15. Commercial Paper and Long-Term Debt

As of February 1, 2020, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	February 1, 2020
(dollars in millions)	Rate (a)	Balance
Due 2020-2024	3.8%	$2,205
Due 2025-2029	3.3	2,180
Due 2030-2034	4.2	1,305
Due 2035-2039	6.8	1,109
Due 2040-2044	4.0	1,466
Due 2045-2049	3.7	1,727
Total notes and debentures	4.1	9,992
Swap valuation adjustments		137
Finance lease liabilities		1,370
Less: Amounts due within one year		(161)
Long-term debt and other borrowings		$11,338
(a)Reflects the dollar weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2020	2021	2022	2023	2024
Total required principal payments	$94	$1,056	$63	$—	$1,000

In January 2020, we issued $750 million of 10-year unsecured fixed rate debt at 2.350 percent, and separately, we redeemed $1,000 million of 3.875 percent unsecured fixed rate debt before its maturity. We recognized a loss on early retirement of approximately $10 million, which was recorded in Net Interest Expense.

In March 2019, we issued $1,000 million of 10-year unsecured fixed rate debt at 3.375 percent, and in June 2019, we repaid $1,000 million of 2.3 percent unsecured fixed rate debt at maturity.

In October 2017, we issued $750 million of 30-year unsecured fixed rate debt at 3.9 percent. In addition to debt repaid at its maturity during 2017, during October 2017, we redeemed $344 million of debt before its maturity at a value of $463 million. We recognized a loss on early retirement of approximately $123 million, which was recorded in Net Interest Expense.

We obtain short-term financing from time to time under our commercial paper program.

Commercial Paper (dollars in millions)	2019	2018	2017
Maximum daily amount outstanding during the year	$744	$658	$—
Average amount outstanding during the year	41	63	—
Amount outstanding at year-end	—	—	—
Weighted average interest rate	2.36%	2.00%	—%

We have a committed $2.5 billion revolving credit facility that expires in October 2023. No balances were outstanding under our credit facility at any time during 2019, 2018, or 2017.

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

TARGET CORPORATION	2019 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
16. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 6 provides the fair value and classification of these instruments.

During 2019, we entered into interest rate swaps with a total notional amount of $1,000 million. Under the swap agreements, we pay a floating rate equal to 1-month London Interbank Offered Rate (LIBOR) and receive a weighted average fixed rate of 2.5 percent. The agreements have a weighted average remaining maturity of 9.2 years. Under the two previously existing swap agreements, each with a notional of $250 million, which mature during 2024 and 2026, respectively, we pay a floating rate equal to 1-month LIBOR and receive a weighted average fixed rate of 2.9 percent. As of February 1, 2020 and February 2, 2019, interest rate swaps with notional amounts totaling $1,500 million were designated as fair value hedges, and all were perfectly effective during 2019 and 2018.

Effect of Hedges on Debt (millions)	February 1, 2020	February 2, 2019
Current portion of long-term debt and other borrowings
Carrying amount of hedged debt	$—	$996
Cumulative hedging adjustments, included in carrying amount	—	(3)
Long-term debt and other borrowings
Carrying amount of hedged debt	1,630	508
Cumulative hedging adjustments, included in carrying amount	137	10

Effect of Hedges on Net Interest Expense (millions)	2019	2018	2017
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$130	$13	$(10)
Hedged debt	(130)	(13)	10
Total	$—	$—	$—

17. Leases

We lease certain retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and nonlease components for new and reassessed leases.

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

TARGET CORPORATION	2019 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Leases (millions)	Classification	February 1, 2020	February 2, 2019
Assets
Operating	Operating Lease Assets	$2,236	$1,965
Finance	Buildings and Improvements, net of Accumulated Depreciation (a)	1,180	872
Total leased assets		$3,416	$2,837
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$200	$166
Finance	Current Portion of Long-term Debt and Other Borrowings	67	53
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,275	2,004
Finance	Long-term Debt and Other Borrowings	1,303	968
Total lease liabilities		$3,845	$3,191
Note: We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
(a)Finance lease assets are recorded net of accumulated amortization of $441 million and $371 million as of February 1, 2020 and February 2, 2019, respectively.

Lease Cost (millions)	Classification	2019	2018	2017
Operating lease cost (a)	SG&A Expenses	$287	$251	$221
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	82	65	63
Interest on lease liabilities	Net Interest Expense	51	42	42
Sublease income (c)	Other Revenue	(13)	(11)	(9)
Net lease cost		$407	$347	$317
(a)Includes short-term leases and variable lease costs, which are immaterial.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $48 million, $47 million, and $47 million for 2019, 2018, and 2017, respectively, which is included in Other Revenue.

TARGET CORPORATION	2019 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities (millions)	Operating Leases (a)	Finance Leases (b)	Total
2020	$284	$121	$405
2021	278	127	405
2022	274	127	401
2023	270	125	395
2024	261	120	381
After 2024	1,838	1,270	3,108
Total lease payments	$3,205	$1,890	$5,095
Less: Interest	730	520
Present value of lease liabilities	$2,475	$1,370
(a)Operating lease payments include $901 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $275 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $118 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $462 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	February 1, 2020	February 2, 2019
Weighted average remaining lease term (years)
Operating leases	13.2	14.2
Finance leases	15.4	15.4
Weighted average discount rate
Operating leases	3.71%	3.91%
Finance leases	4.23%	4.64%

Other Information (millions)	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$254	$231	$198
Operating cash flows from finance leases	49	45	42
Financing cash flows from finance leases	57	80	45

TARGET CORPORATION	2019 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
18. Income Taxes

Earnings from continuing operations before income taxes were $4,190 million, $3,676 million, and $3,630 million during 2019, 2018, and 2017, respectively, including $653 million, $565 million, and $566 million earned by our foreign entities subject to tax outside of the U.S. During 2019, we reached an agreement with the IRS on certain tax positions related to our global sourcing operations, and as a result, we reclassified $169 million and $156 million of previously disclosed 2018 and 2017 earnings, respectively, from foreign to domestic to conform to the current period classification.

Tax Rate Reconciliation – Continuing Operations	2019	2018	2017
Federal statutory rate	21.0%	21.0%	33.7%
State income taxes, net of the federal tax benefit	3.7	3.6	2.2
International	(1.4)	(1.3)	(4.6)
Tax Act (a)	—	(1.0)	(9.5)
Excess tax benefit related to share-based payments	(0.4)	(0.3)	(0.1)
Federal tax credits	(0.8)	(1.1)	(0.8)
Other	(0.1)	(0.6)	(1.0)
Effective tax rate	22.0%	20.3%	19.9%
(a)Represents the discrete benefit of remeasuring our net deferred tax liabilities at the new lower U.S. corporate income tax rate.

Provision for Income Taxes (millions)	2019	2018	2017
Current:
Federal	$536	$257	$746
State	169	116	105
International	38	51	59
Total current	743	424	910
Deferred:
Federal	150	263	(229)
State	29	57	27
International	(1)	2	14
Total deferred	178	322	(188)
Total provision	$921	$746	$722

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

Beginning with 2018, we are subject to a new tax on global intangible low-taxed income that is imposed on foreign earnings. We have made an accounting election to record this tax as a period cost and thus have not adjusted any of the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Net impacts of this new tax were immaterial and are included in our provision for income taxes for 2019 and 2018.

TARGET CORPORATION	2019 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	February 1, 2020	February 2, 2019
Gross deferred tax assets:
Accrued and deferred compensation	$264	$248
Accruals and reserves not currently deductible	169	181
Self-insured benefits	124	114
Deferred occupancy income	148	157
Lease liabilities	1,000	823
Other	58	40
Total gross deferred tax assets	1,763	1,563
Gross deferred tax liabilities:
Property and equipment	(1,767)	(1,557)
Leased assets	(880)	(731)
Inventory	(156)	(140)
Other	(74)	(95)
Total gross deferred tax liabilities	(2,877)	(2,523)
Total net deferred tax liability	$(1,114)	$(960)

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

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the U.S. federal income tax returns for years 2017 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2019	2018	2017
Balance at beginning of period	$300	$325	$153
Additions based on tax positions related to the current year	28	58	112
Additions for tax positions of prior years	13	10	142
Reductions for tax positions of prior years	(69)	(91)	(71)
Settlements	(112)	(2)	(11)
Balance at end of period	$160	$300	$325

As a result of the 2019 agreement with the IRS on certain tax positions related to our global sourcing operations, we reclassified $149 million of our liability for unrecognized tax benefits to taxes payable. This settlement had an insignificant effect on 2019 income tax expense.

TARGET CORPORATION	2019 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
If we were to prevail on all unrecognized tax benefits recorded, $113 million of the $160 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended February 1, 2020, February 2, 2019, and February 3, 2018, we recorded an expense / (benefit) from accrued penalties and interest of $(2) million, $3 million, and $(12) million, respectively. As of February 1, 2020, February 2, 2019, and February 3, 2018 total accrued interest and penalties were $27 million, $32 million, and $29 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

19. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 1, 2020	February 2, 2019
Deferred occupancy income (a)	$539	$570
Deferred compensation	493	472
Workers' compensation and general liability	310	281
Income tax	180	312
Pension benefits	107	40
Other	95	105
Total	$1,724	$1,780
(a)To be amortized evenly through 2038.

20. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.
In an ASR arrangement, in exchange for an up-front payment, we receive an initial delivery of shares of our common stock and at settlement may receive additional shares, cash, or a combination of both. The total number of shares ultimately repurchased and, therefore, the average repurchase price paid per share, is determined upon settlement of the ASR based on the volume-weighted average price of our common stock during the term of the contract, less an agreed-upon discount. We retire shares in the period they are received and account for the up-front payment as a reduction to Shareholders’ Investment.

Share Repurchase Activity (millions, except per share data)	2019	2018	2017
Total number of shares purchased	16.0	27.2	17.6
Average price paid per share	$95.07	$75.88	$58.44
Total investment	$1,518	$2,067	$1,026

21. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 16.9 million as of February 1, 2020.

TARGET CORPORATION	2019 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in Selling, General and Administrative Expenses was $152 million, $134 million, and $115 million in 2019, 2018, and 2017, respectively. The related income tax benefit was $27 million, $26 million, and $26 million in 2019, 2018, and 2017, respectively.

Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a 1-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $80.01, $72.65, and $56.19 in 2019, 2018, and 2017, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 2, 2019	3,815	$66.86
Granted	2,157	80.01
Forfeited	(556)	71.74
Vested	(1,100)	66.76
February 1, 2020	4,316	$72.93
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of February 1, 2020 was 4,278 thousand.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of February 1, 2020, there was $149 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $89 million, $119 million, and $87 million in 2019, 2018, and 2017, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $86.81, $70.94, and $55.93 in 2019, 2018, and 2017, respectively.

TARGET CORPORATION	2019 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 2, 2019	3,623	$67.47
Granted	1,447	86.81
Forfeited	(875)	66.64
Vested	(620)	72.32
February 1, 2020	3,575	$72.80
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of February 1, 2020 was 1,944 thousand.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $158 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 2.1 years. The fair value of performance share units vested and converted to shares of Target common stock was $50 million in 2019, $43 million in 2018, and $30 million in 2017.

Stock Options

In May 2017, we granted price-vested stock options (price-vested options) to certain team members, which have met the market condition and will become exercisable in 2020 pending service condition achievement. Shares received upon exercise, net of exercise costs and taxes, are subject to a 1-year post-exercise holding period. The fair value of the price-vested options was estimated using a lattice model.

Through 2013, we granted nonqualified stock options to certain team members. All are vested and currently exercisable.

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
February 2, 2019	3,990	$55.49	$63	2,039	$55.38	$32
Granted	—	—
Expired/forfeited	(188)	55.63
Exercised/issued	(1,324)	55.03
February 1, 2020	2,478	$55.72	$136	714	$56.02	$39
(a)In thousands.
(b)Weighted average per share.
(c)Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2019	2018	2017
Cash received for exercise price	$73	$96	$109
Intrinsic value	59	50	34
Income tax benefit	15	12	13

As of February 1, 2020, there was $1 million of total unrecognized compensation expense related to price-vested options, which is expected to be recognized over a weighted average period of 0.3 years. The weighted average remaining life of exercisable options is 2.1 years, and the weighted average remaining life of all outstanding options is 3.5 years. No options vested in 2019, 2018 or 2017.

TARGET CORPORATION	2019 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
22. Defined Contribution Plans

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering approximately 50 participants. Our total liability under these plans was $551 million and $517 million as of February 1, 2020 and February 2, 2019, respectively.

We mitigate our risk of offering the nonqualified plans through investing in company-owned life insurance and prepaid forward contracts that substantially offset our economic exposure to the returns of these plans. These investments are general corporate assets and are marked to market with the related gains and losses recognized in the Consolidated Statements of Operations in the period they occur. See Notes 6 and 11 for additional information.

Plan Expenses
(millions)	2019	2018	2017
401(k) plan matching contributions expense	$237	$229	$219

Nonqualified deferred compensation plans
Benefits expense	80	18	83
Related investment expense (income)	(53)	6	(48)
Nonqualified plan net expense	$27	$24	$35

23. Pension Plans

We have a U.S. qualified defined benefit pension plan covering team members who meet age and service requirements, including date of hire in certain circumstances. Effective January 1, 2009, our qualified defined benefit pension plan was closed to new participants, with limited exceptions. We also have unfunded nonqualified pension plans for team members with qualified plan compensation restrictions, as well as international plans. Eligibility for, and the level of, these benefits varies depending on each team member's date of hire, length of service and/or team member compensation.

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2019	2018	2019	2018
Projected benefit obligations	$4,492	$3,905	$66	$53
Fair value of plan assets	4,430	3,915	11	10
Funded / (underfunded) status	$(62)	$10	$(55)	$(43)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. We are not required to make any contributions to our qualified defined benefit pension plan in 2020. However, depending on investment performance and plan funded status, we may elect to make a contribution.

TARGET CORPORATION	2019 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Estimated Future Benefit Payments (millions)	Pension Benefits
2020	$304
2021	207
2022	216
2023	224
2024	232
2025-2029	1,266

Cost of Plans

Net Pension Benefits Expense
(millions)	Classification	2019	2018	2017
Service cost benefits earned	SG&A Expenses	$93	$95	$86
Interest cost on projected benefit obligation	Net Other (Income) / Expense	149	146	140
Expected return on assets	Net Other (Income) / Expense	(248)	(246)	(250)
Amortization of losses	Net Other (Income) / Expense	62	82	61
Amortization of prior service cost	Net Other (Income) / Expense	(11)	(11)	(11)
Settlement charges	Net Other (Income) / Expense	1	4	1
Total		$46	$70	$27

Assumptions

Benefit Obligation Weighted Average Assumptions
	2019	2018
Discount rate	3.13%	4.28%
Average assumed rate of compensation increase	3.00	3.00

Net Periodic Benefit Expense Weighted Average Assumptions
	2019	2018	2017
Discount rate	4.28%	3.93%	4.40%
Expected long-term rate of return on plan assets	6.30	6.30	6.55
Average assumed rate of compensation increase	3.00	3.00	3.00

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 6.6 percent, 9.0 percent, 7.2 percent, and 6.3 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2019 expected annualized long-term rate of return assumptions were 6.5 percent for domestic equity securities, 8.0 percent for international equity securities, 4.5 percent for long-duration debt securities, 8.0 percent for diversified funds, and 7.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

TARGET CORPORATION	2019 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2019	2018	2019	2018
Benefit obligation at beginning of period	$3,905	$4,061	$53	$63
Service cost	90	93	3	2
Interest cost	146	145	3	1
Actuarial (gain) / loss	615	(167)	11	(1)
Participant contributions	11	6	—	—
Benefits paid	(275)	(233)	(4)	(12)
Benefit obligation at end of period (a)	$4,492	$3,905	$66	$53
(a)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2019	2018	2019	2018
Fair value of plan assets at beginning of period	$3,915	$4,107	$10	$11
Actual return on plan assets	729	(65)	—	(1)
Employer contributions	50	100	5	12
Participant contributions	11	6	—	—
Benefits paid	(275)	(233)	(4)	(12)
Fair value of plan assets at end of period	$4,430	$3,915	$11	$10

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

Asset Category	Current Targeted	Actual Allocation
	Allocation	2019	2018
Domestic equity securities (a)	15%	14%	13%
International equity securities	10	10	9
Debt securities	45	46	47
Diversified funds	25	25	24
Other (b)	5	5	7
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, multi-strategy hedge funds, derivative instruments, and real estate.

TARGET CORPORATION	2019 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value at
(millions)	Pricing Category	January 31, 2020	January 31, 2019
Cash and cash equivalents	Level 1	$12	$3
Derivatives	Level 2	18	12
Government securities (a)	Level 2	604	631
Fixed income (b)	Level 2	1,330	1,123
		1,964	1,769
Investments valued using NAV per share (c)
Fixed income		64	54
Private equity funds		75	84
Cash and cash equivalents		163	100
Common collective trusts		961	828
Diversified funds		1,109	952
Other		105	138
Total plan assets		$4,441	$3,925
(a)Investments in government securities and long-term government bonds.
(b)Investments in corporate and municipal bonds.
(c)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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
Government securities and fixed income	Valued using matrix pricing models and quoted prices of securities with similar characteristics.

Amounts Included in Shareholders' Investment

Amounts in Accumulated Other Comprehensive Loss
(millions)	2019	2018
Net actuarial loss	$1,138	$1,060
Prior service credits	(13)	(24)
Amounts in Accumulated Other Comprehensive Loss (a)(b)	$1,125	$1,036
(a)$837 million and $772 million, net of tax, at the end of 2019 and 2018, respectively.
(b)We expect 2020 net pension expense to include amortization expense of $116 million ($86 million, net of tax) related to net actuarial loss and prior service credit balances included in Accumulated Other Comprehensive Loss.

TARGET CORPORATION	2019 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
24. Accumulated Other Comprehensive Loss

(millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension		Total
February 2, 2019	$(13)		$(20)	$(772)		$(805)
Other Comprehensive Income / (Loss) before reclassifications, net of tax	—		1	(104)		(103)
Amounts reclassified from AOCL, net of tax	1	(a)	—	39	(b)	40
February 1, 2020	$(12)		$(19)	$(837)		$(868)

(a)Represents amortization of gains and losses on cash flow hedges, net of taxes, which is recorded in Net Interest Expense.
(b)Represents amortization of pension gains and losses, net of $13 million of taxes, which is recorded in Net Other (Income)/Expense. See Note 23 for additional information.

25. Quarterly Results (Unaudited)

Due to the seasonal nature of our business, fourth quarter operating results typically represent a substantially larger share of total year revenues and earnings because they include the November and December holiday sales period. We follow the same accounting policies for preparing quarterly and annual financial data. The table below summarizes quarterly results for 2019 and 2018:

Quarterly Results	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
(millions, except per share data)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Sales	$17,401	$16,556	$18,183	$17,552	$18,414	$17,590	$23,133	$22,734	$77,130	$74,433
Other revenue	226	225	239	224	251	231	265	243	982	923
Total revenue	17,627	16,781	18,422	17,776	18,665	17,821	23,398	22,977	78,112	75,356
Cost of sales	12,248	11,625	12,625	12,239	12,935	12,535	17,056	16,900	54,864	53,299
Selling, general and administrative expenses	3,663	3,545	3,912	3,865	4,153	3,937	4,504	4,376	16,233	15,723
Depreciation and amortization (exclusive of depreciation included in cost of sales)	581	570	561	539	575	530	640	584	2,357	2,224
Operating income	1,135	1,041	1,324	1,133	1,002	819	1,198	1,117	4,658	4,110
Net interest expense	126	121	120	115	113	115	118	110	477	461
Net other (income) / expense	(12)	(7)	(13)	(4)	(12)	(9)	29	(7)	(9)	(27)
Earnings from continuing operations before income taxes	1,021	927	1,217	1,022	901	713	1,051	1,014	4,190	3,676
Provision for income taxes	229	210	279	223	195	97	218	216	921	746
Net earnings from continuing operations	792	717	938	799	706	616	833	798	3,269	2,930
Discontinued operations, net of tax	3	1	—	—	8	6	1	1	12	7
Net earnings	$795	$718	$938	$799	$714	$622	$834	$799	$3,281	$2,937
Basic earnings per share
Continuing operations	$1.54	$1.34	$1.83	$1.50	$1.38	$1.17	$1.64	$1.53	$6.39	$5.54
Discontinued operations	—	—	—	—	0.02	0.01	—	—	0.02	0.01
Net earnings per share	$1.54	$1.34	$1.83	$1.50	$1.40	$1.18	$1.65	$1.54	$6.42	$5.55
Diluted earnings per share
Continuing operations	$1.53	$1.33	$1.82	$1.49	$1.37	$1.16	$1.63	$1.52	$6.34	$5.50
Discontinued operations	—	—	—	—	0.02	0.01	—	—	0.02	0.01
Net earnings per share	$1.53	$1.33	$1.82	$1.49	$1.39	$1.17	$1.63	$1.52	$6.36	$5.51
Dividends declared per share	$0.64	$0.62	$0.66	$0.64	$0.66	$0.64	$0.66	$0.64	$2.62	$2.54
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

TARGET CORPORATION	2019 Form 10-K	59

SUPPLEMENTAL INFORMATION	Table of Contents

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

Item 9A.    Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following change to our information technology systems materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•We are in the process of a broad multi-year migration of many mainframe-based systems and middleware products to a modern platform, including systems and processes supporting inventory and supply chain-related transactions.

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

For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Part II, Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

Not applicable.

TARGET CORPORATION	2019 Form 10-K	60

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2020 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one--Election of directors
•Stock ownership information--Section 16(a) beneficial ownership reporting compliance
•General information about corporate governance and the Board of Directors
◦Business ethics and conduct
◦Committees
•Questions and answers about our Annual Meeting and voting--Question 14

See also Part I, Item 4A, Executive Officers of this Form 10-K.

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

•Compensation Discussion and Analysis
•Compensation tables
•Human Resources & Compensation Committee Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Stock ownership information--
◦Beneficial ownership of directors and officers
◦Beneficial ownership of Target’s largest shareholders
•Compensation tables--Equity compensation plan information

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

•General information about corporate governance and the Board of Directors--
◦Policy on transactions with related persons
◦Director independence
◦Committees

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two-- Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm-audit and non-audit fees

TARGET CORPORATION	2019 Form 10-K	61

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a) Financial Statements

•Consolidated Statements of Operations for the Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
•Consolidated Statements of Comprehensive Income for the Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
•Consolidated Statements of Financial Position as of February 1, 2020 and February 2, 2019
•Consolidated Statements of Cash Flows for the Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
•Consolidated Statements of Shareholders' Investment for the Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

TARGET CORPORATION	2019 Form 10-K	62

SUPPLEMENTAL INFORMATION	Table of Contents

b) Exhibits

(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)
B		Bylaws (as amended through January 8, 2020) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
(10)A	*	Target Corporation Executive Officer Cash Incentive Plan (5)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (6)
C	*	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (7)
D	*	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016) (8)
E	*	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016) (9)
F	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (10)
G	*	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (11)
H	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (12)
I	*	Target Corporation Officer EDCP (2017 Plan Statement) (as amended and restated effective May 1, 2017) (13)
J	*	Target Corporation Deferred Compensation Plan Directors (14)
K	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013) (15)
L	*	Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (16)
M	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (17)
N	*	Director Retirement Program (18)
O	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (19)
P	*	Amendment dated June 8, 2011 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (20)
Q	*	Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (21)
R	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (22)
S	*	Form of Restricted Stock Unit Agreement
T	*	Form of Performance-Based Restricted Stock Unit Agreement
U	*	Form of Performance Share Unit Agreement
V	*	Form of Price-Vested Stock Option Agreement (23)
W	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (24)
X	*	Form of Non-Employee Director Restricted Stock Unit Agreement
Y	*	Form of Cash Retention Award (25)
AA	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell (26)
BB	*	Transition Agreement dated January 7, 2019 (27)
CC		Five-Year Credit Agreement dated as of October 5, 2016 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (28)

TARGET CORPORATION	2019 Form 10-K	63

SUPPLEMENTAL INFORMATION	Table of Contents

DD		Extension Amendment dated August 7, 2017 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (29)
EE		Second Extension Amendment dated August 6, 2018 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (30)
FF	‡	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (31)
GG	‡	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (32)
HH	‡	Second Amendment dated November 19, 2019 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.
II	‡	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc. (33)
JJ	‡	First Amendment dated November 30, 2016 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (34)
KK		Second Amendment dated January 9, 2018 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (35)
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

(1)Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
(2)Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed January 10, 2020.
(3)Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.
(4)Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(5)Incorporated by reference to Exhibit (10)KK to Target's Form 8-K Report filed June 15, 2017.
(6)Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(7)Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 29, 2017.
(8)Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(9)Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(10)Incorporated by reference to Exhibit (10)E to Target's Form 10-K Report for the year ended February 1, 2014.
(11)Incorporated by reference to Exhibit (10)NN to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(12)Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(13)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended January 28, 2017.
(14)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.

TARGET CORPORATION	2019 Form 10-K	64

SUPPLEMENTAL INFORMATION	Table of Contents

(15)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 1, 2014.
(16)Incorporated by reference to Exhibit (10)L to Target's Form 10-Q Report for the quarter ended July 29, 2017.
(17)Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(18)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(19)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(20)Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(21)Incorporated by reference to Exhibit (10)MM to Target's Form 10-Q Report for the quarter ended October 28, 2017.
(22)Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 31, 2015.
(23)Incorporated by reference to Exhibit (10)JJ to Target's Form 10-Q Report for the quarter ended April 29, 2017.
(24)Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.
(25)Incorporated by reference to Exhibit (10)W to Target's Form 10-K Report for the year ended February 2, 2013.
(26)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended January 31, 2015.
(27)Incorporated by reference to Exhibit (10)A to Target's Form 8-K Report filed January 10, 2019.
(28)Incorporated by reference to Exhibit (10)O to Target's Form 10-Q Report for the quarter ended October 29, 2016.
(29)Incorporated by reference to Exhibit (10)LL to Target's Form 10-Q Report for the quarter ended October 28, 2017.
(30)Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended November 3, 2018.
(31)Incorporated by reference to Exhibit (10)X to Target's Form 10-Q/A Report for the quarter ended May 4, 2013.
(32)Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended May 2, 2015.
(33)Incorporated by reference to Exhibit (10)KK to Target's Form 10-K Report for the year ended January 30, 2016.
(34)Incorporated by reference to Exhibit (10)CC to Target's Form 10-K Report for the year ended January 28, 2017.
(35)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended February 3, 2018.

TARGET CORPORATION	2019 Form 10-K	65

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Michael J. Fiddelke
Dated: March 11, 2020		Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Dated: March 11, 2020	Brian C. Cornell Chairman of the Board and Chief Executive Officer

/s/ Michael J. Fiddelke
Dated: March 11, 2020	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

/s/ Robert M. Harrison
Dated: March 11, 2020	Robert M. Harrison Senior Vice President, Chief Accounting Officer and Controller

ROXANNE S. AUSTIN DOUGLAS M. BAKER, JR. GEORGE S. BARRETT CALVIN DARDEN HENRIQUE DE CASTRO ROBERT L. EDWARDS	MELANIE L. HEALEY DONALD R. KNAUSS MONICA C. LOZANO MARY E. MINNICK KENNETH L. SALAZAR DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Michael J. Fiddelke, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Michael J. Fiddelke
Dated: March 11, 2020		Michael J. Fiddelke Attorney-in-fact

TARGET CORPORATION	2019 Form 10-K	66