Form 10-Q
period 2020-05-02
TARGET CORP
filed 2020-05-29
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 22, 2020 were 500,015,480.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 2, 2020	May 4, 2019
Sales	$19,371	$17,401
Other revenue	244	226
Total revenue	19,615	17,627
Cost of sales	14,510	12,248
Selling, general and administrative expenses	4,060	3,663
Depreciation and amortization (exclusive of depreciation included in cost of sales)	577	581
Operating income	468	1,135
Net interest expense	117	126
Net other (income) / expense	22	(12)
Earnings from continuing operations before income taxes	329	1,021
Provision for income taxes	45	229
Net earnings from continuing operations	284	792
Discontinued operations, net of tax	—	3
Net earnings	$284	$795
Basic earnings per share
Continuing operations	$0.57	$1.54
Discontinued operations	—	—
Net earnings per share	$0.57	$1.54
Diluted earnings per share
Continuing operations	$0.56	$1.53
Discontinued operations	—	—
Net earnings per share	$0.56	$1.53
Weighted average common shares outstanding
Basic	501.0	515.7
Diluted	505.8	519.5
Antidilutive shares	0.2	0.1
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 2, 2020	May 4, 2019
Net earnings	$284	$795
Other comprehensive income
Pension, net of tax	22	10
Currency translation adjustment and cash flow hedges, net of tax	(8)	3
Other comprehensive income	14	13
Comprehensive income	$298	$808

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Cash and cash equivalents	$4,566	$2,577	$1,173
Inventory	8,584	8,992	9,060
Other current assets	1,465	1,333	1,374
Total current assets	14,615	12,902	11,607
Property and equipment
Land	6,034	6,036	6,061
Buildings and improvements	30,756	30,603	29,573
Fixtures and equipment	5,486	6,083	5,401
Computer hardware and software	2,597	2,692	2,553
Construction-in-progress	803	533	574
Accumulated depreciation	(19,087)	(19,664)	(18,456)
Property and equipment, net	26,589	26,283	25,706
Operating lease assets	2,235	2,236	2,019
Other noncurrent assets	1,367	1,358	1,287
Total assets	$44,806	$42,779	$40,619
Liabilities and shareholders’ investment
Accounts payable	$9,625	$9,920	$8,360
Accrued and other current liabilities	4,619	4,406	3,823
Current portion of long-term debt and other borrowings	168	161	1,056
Total current liabilities	14,412	14,487	13,239
Long-term debt and other borrowings	14,073	11,338	11,357
Noncurrent operating lease liabilities	2,249	2,275	2,064
Deferred income taxes	1,122	1,122	1,034
Other noncurrent liabilities	1,781	1,724	1,808
Total noncurrent liabilities	19,225	16,459	16,263
Shareholders’ investment
Common stock	42	42	43
Additional paid-in capital	6,206	6,226	5,908
Retained earnings	5,775	6,433	5,958
Accumulated other comprehensive loss	(854)	(868)	(792)
Total shareholders’ investment	11,169	11,833	11,117
Total liabilities and shareholders’ investment	$44,806	$42,779	$40,619
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 499,919,691, 504,198,962 and 512,312,434 shares issued and outstanding at May 2, 2020, February 1, 2020, and May 4, 2019, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 2, 2020	May 4, 2019
Operating activities
Net earnings	$284	$795
Earnings from discontinued operations, net of tax	—	3
Net earnings from continuing operations	284	792
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	641	644
Share-based compensation expense	49	46
Deferred income taxes	(4)	59
Noncash losses / (gains) and other, net	5	10
Changes in operating accounts
Inventory	408	438
Other assets	11	17
Accounts payable	(280)	(1,402)
Accrued and other liabilities	170	(281)
Cash provided by operations	1,284	323
Investing activities
Expenditures for property and equipment	(751)	(655)
Proceeds from disposal of property and equipment	6	5
Other investments	1	1
Cash required for investing activities	(744)	(649)
Financing activities
Additions to long-term debt	2,480	994
Reductions of long-term debt	(17)	(13)
Dividends paid	(332)	(330)
Repurchase of stock	(686)	(320)
Accelerated share repurchase pending final settlement	—	(400)
Stock option exercises	4	12
Cash provided by / (required for) financing activities	1,449	(57)
Net increase / (decrease) in cash and cash equivalents	1,989	(383)
Cash and cash equivalents at beginning of period	2,577	1,556
Cash and cash equivalents at end of period	$4,566	$1,173
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	103	126
Leased assets obtained in exchange for new operating lease liabilities	97	107

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117
Net earnings	—	—	—	938	—	938
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(1.3)	—	153	(94)	—	59
Stock options and awards	0.3	—	53	—	—	53
August 3, 2019	511.3	$43	$6,114	$6,461	$(782)	$11,836
Net earnings	—	—	—	714	—	714
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(3.0)	(1)	—	(295)	—	(296)
Accelerated share repurchase pending final settlement	(2.5)	—	(178)	(272)	—	(450)
Stock options and awards	0.9	—	70	—	—	70
November 2, 2019	506.7	$42	$6,006	$6,270	$(773)	$11,545
Net earnings	—	—	—	834	—	834
Other comprehensive loss	—	—	—	—	(95)	(95)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(2.6)	—	178	(335)	—	(157)
Stock options and awards	0.1	—	42	—	—	42
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833

TARGET CORPORATION	Q1 2020 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169

We declared $0.66 and $0.64 dividends per share for the three months ended May 2, 2020, and May 4, 2019, respectively, and $2.62 per share for the fiscal year ended February 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2020 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States (U.S.) generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2019 Form 10-K.

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

2. Impact of Coronavirus (COVID-19)

On March 11, 2020 the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020 the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. To date all of our stores, digital channels, and distribution centers remain open.

Throughout the quarter, guest shopping patterns changed significantly in reaction to the COVID-19 pandemic. Across our core merchandise categories, sales have grown significantly in Beauty and Household Essentials, Food and Beverage, Hardlines, and Home Furnishings and Décor, while declining significantly in Apparel and Accessories. Note 3 provides sales by category. In response to these changes, we have taken many actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling certain purchase orders, primarily for Apparel and Accessories. As a result of these actions, during the quarter ended May 2, 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

From March 26, 2020, to April 26, 2020, we did not accept in-store merchandise returns and exchanges to protect our team members. We lengthened the return period for merchandise affected by this change. We continue to recognize sales net of expected returns. Our returns estimate for sales during the suspension period includes significant assumptions that, if actual results are substantially different, could result in material adjustments in future periods.

TARGET CORPORATION	Q1 2020 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended
(millions)	May 2, 2020	May 4, 2019
Apparel and accessories (a)	$2,619	$3,290
Beauty and household essentials (b)	5,911	4,971
Food and beverage (c)	4,575	3,722
Hardlines (d)	2,974	2,385
Home furnishings and décor (e)	3,264	3,001
Other	28	32
Sales	19,371	17,401

Credit card profit sharing	166	160
Other	78	66
Other revenue	244	226

Total revenue	$19,615	$17,627
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 2, 2020, February 1, 2020, and May 4, 2019, the accrual for estimated returns was $398 million, $117 million, and $124 million, respectively. We have not historically had material adjustments to our returns estimates.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2020	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	May 2, 2020
(millions)
Gift card liability (a)	$935	$180	$(335)	$780
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

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

TARGET CORPORATION	Q1 2020 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$3,605	$1,810	$419
Prepaid forward contracts	Other Current Assets	Level 1	23	23	21
Equity securities (a)	Other Current Assets	Level 1	18	39	80
Interest rate swaps	Other Noncurrent Assets	Level 2	228	137	23
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	—	1
Interest rate swaps	Other Noncurrent Liabilities	Level 2	10	—	—
(a)Represents our investment in Casper Sleep Inc. common stock.

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	May 2, 2020		February 1, 2020		May 4, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$12,474	$14,781	$9,992	$11,864	$11,243	$12,015
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $35 million and $4 million during the three months ended May 2, 2020, and May 4, 2019, respectively. The impairment charges are recorded in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.250 percent that matures in April 2025 and $1.0 billion at 2.650 percent that matures in September 2030.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the three months ended May 2, 2020. For the three months ended May 4, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $140 million at a weighted average annual interest rate of 2.4 percent, with no balance outstanding as of May 4, 2019.

In April 2020, we obtained a committed $900 million 364-day unsecured revolving credit facility that expires in April 2021. This new facility is in addition to our $2.5 billion unsecured revolving credit facility that expires in October 2023. No balances were outstanding under either credit facility at any time during 2020 or 2019.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

TARGET CORPORATION	Q1 2020 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
As of May 2, 2020, and May 4, 2019, we were party to interest rate swaps with notional amounts totaling $1.5 billion and$2.5 billion, respectively. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three months ended May 2, 2020, and May 4, 2019.

As of May 2, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million to hedge the interest rate exposure of anticipated future debt issuances. We designated these derivative financial instruments as cash flow hedges. We assess, both at inception and on an ongoing basis, whether the derivative financial instrument is highly effective in offsetting changes in cash flows of the hedged item and whether it is probable that the hedged forecasted transaction will occur. As of May 2, 2020, a $10 million loss was recorded in Accumulated Other Comprehensive Loss and will be reclassified to Net Interest Expense when the forecasted transaction affects earnings.

Effect of Hedges on Debt
(millions)	May 2, 2020	February 1, 2020	May 4, 2019
Current portion of long-term debt and other borrowings
Carrying amount of hedged debt	$—	$—	$999
Cumulative hedging adjustments, included in carrying amount	—	—	(1)
Long-term debt and other borrowings
Carrying amount of hedged debt	1,721	1,630	1,515
Cumulative hedging adjustments, included in carrying amount	228	137	23

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	May 2, 2020	May 4, 2019
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$91	$15
Hedged debt	(91)	(15)
Total	$—	$—

8. Income Taxes

For the three months ended May 2, 2020, our effective tax rate was 13.9 percent compared with 22.4 percent for the three months ended May 4, 2019, as lower pretax earnings in the current year period resulted in a larger tax-rate benefit from discrete items, primarily related to employee share-based compensation.

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	May 2, 2020	May 4, 2019
Number of shares purchased	5.7	3.6
Average price paid per share	$107.58	$76.98
Total investment	$609	$277
Note: This table excludes activity related to the first quarter 2019 ASR arrangement described below because final settlement had not occurred as of May 4, 2019.

TARGET CORPORATION	Q1 2020 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
During the first quarter of 2019, we entered into an ASR arrangement to repurchase $275 to $400 million of our common stock. Under the agreement, we paid $400 million and received an initial delivery of 3.0 million shares, which were retired, resulting in a $247 million reduction to Retained Earnings. As of May 4, 2019, $153 million was included as a reduction to Additional Paid-in Capital. Upon final settlement in the second quarter of 2019, we received an additional 1.2 million shares, which were retired, and $60 million for the remaining amount not settled in shares. In total, we repurchased 4.2 million shares under the ASR arrangement for a total cash investment of $340 million ($80.21 per share).

In March 2020, we suspended share repurchase activity.

10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	May 2, 2020	May 4, 2019
Service cost benefits earned	SG&A Expenses	$26	$23
Interest cost on projected benefit obligation	Net Other (Income) / Expense	30	37
Expected return on assets	Net Other (Income) / Expense	(61)	(62)
Amortization of losses	Net Other (Income) / Expense	32	16
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)
Total		$24	$11

11. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2020	$(12)	$(19)	$(837)	$(868)
Other comprehensive income before reclassifications, net of tax	(7)	(1)	—	(8)
Amounts reclassified from AOCI, net of tax	—	—	22	22
May 2, 2020	$(19)	$(20)	$(815)	$(854)

TARGET CORPORATION	Q1 2020 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2020 includes the following notable items:

•GAAP earnings per share from continuing operations were $0.56.
•Adjusted earnings per share from continuing operations were $0.59. Adjusted earnings per share reflects the impact of COVID-19 on our business.
•Total revenue increased 11.3 percent, driven by a comparable sales increase and sales from new stores.
•Comparable sales increased 10.8 percent, driven by a 12.5 percent increase in average transaction amount.
◦Comparable store sales grew 0.9 percent.
◦Digital channel sales increased 141 percent, contributing 9.9 percentage points to comparable sales growth.
•Operating income of $468 million was 58.7 percent lower than the comparable prior-year period.

Sales were $19.4 billion for the three months ended May 2, 2020, an increase of $2.0 billion, or 11.3 percent, from the same period in the prior year. Operating cash flow provided by continuing operations was $1.3 billion for the three months ended May 2, 2020, an increase of $961 million, or 297.5 percent, from $323 million for the three months ended May 4, 2019.

Earnings Per Share from Continuing Operations	Three Months Ended
	May 2, 2020	May 4, 2019	Change
GAAP diluted earnings per share	$0.56	$1.53	(63.3)%
Adjustments	0.03	—
Adjusted diluted earnings per share	$0.59	$1.53	(61.3)%

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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended May 2, 2020, after-tax ROIC was 13.4 percent, compared with 14.3 percent for the trailing twelve months ended May 4, 2019. The calculation of ROIC is provided on page 20.

Impact of COVID-19

On March 11, 2020 the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020 the United States declared a national emergency. The rapid development and fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition and financial performance, which could be material. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. We have implemented numerous safety measures to protect our guests and team members — such as more rigorous cleaning processes, providing disposable face masks, gloves and thermometers for team members, installing distancing markers, limiting guest levels within our stores, and installing partitions at all stores. We have also reduced store hours to support increased cleaning and replenishment efforts and implemented quantity limits on certain high-demand merchandise. In addition, we have reserved certain store hours for guests with increased vulnerability to COVID-19. To date all of our stores, digital channels, and distribution centers remain open.

As the crisis has evolved, we have experienced unusually strong sales, as guests rely on Target for essential items like food, medicine, cleaning products, and household stock-up items. Underlying this trend, we saw significant volatility in our sales mix, including both category sales mix and the mix of sales in our stores and digital channels, including same-day fulfillment options, and these trends changed within the quarter.

•February 2020 comparable sales increased 3.8 percent with strength across our entire multi-category portfolio, largely reflecting a continuation of 2019 sales trends. Late in the month, we saw an increase in traffic and comparable sales in both our stores and digital channels as well as increased sales in our Food and Beverage and Beauty and Household Essential categories as consumers began stock-up shopping.

TARGET CORPORATION	Q1 2020 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
•March 2020 comparable sales increased 11.7 percent, including an increase of 4.9 percent in stores originated comparable sales and approximately 100 percent in digitally originated comparable sales. Across our core merchandise categories, March comparable sales increased significantly in Beauty and Household Essentials, Food and Beverage, and Hardlines. The increases were partially offset by a significant comparable sales declines in Apparel and Accessories and, to a lesser extent, Home Furnishings and Décor.
•April 2020 comparable sales increased 16.5 percent. A 4.8 percent decline in stores originated sales was more than offset by a 282 percent increase in digitally originated sales, including those fulfilled by our stores. Comparable sales increased significantly in Beauty and Household Essentials, Food and Beverage, Hardlines, as well as Home Furnishings and Décor. Comparable sales in Apparel and Accessories continued to decline, although at a lower rate than in March. Store originated and Apparel and Accessories sales trends increased notably beginning mid-April.

From March 26, 2020 to April 26, 2020, we did not accept in-store merchandise returns and exchanges. We lengthened the return period for merchandise affected by this change. As a result of this temporary suspension, the accrual for estimated returns was $398 million as of May 2, 2020, compared with $117 million and $124 million as of February 1, 2020, and May 4, 2019, respectively. Our returns estimate for sales during the suspension period includes significant assumptions that, if actual results are substantially different, could result in material adjustments in future periods.

Gross margin has been negatively impacted by changes in both our category and channel sales mix, as well as actions that we have taken to allow us to better fulfill guest demand for essentials. Additionally, gross margin reflects COVID-19-related investments in pay and benefits for our supply chain team members.

Our SG&A expenses have also been significantly impacted by incremental costs related to investments in pay and benefits for store team members, the spikes in merchandise volume in stores and the supply chain, incremental safety and cleaning supplies, and the impact of additional team member hours dedicated to more rigorous cleaning routines in our facilities.

To support our team and minimize potential disruptions in their work to serve our guests, we have modified our plans for some of our strategic initiatives, including our previously announced remodel program. We now anticipate approximately 130 remodels in 2020, down from the previous expectation of approximately 300. Similarly, we now expect to open 15 to 20 new small format stores in 2020, rather than the 36 previously announced.

During the first quarter of 2020, we issued $2.5 billion of 5-year and 10-year notes in an effort to increase our cash on hand. Additionally, we entered into a $900 million 364-day credit facility, increasing our total undrawn committed credit facilities to $3.4 billion. Our dividend policy remains unchanged; however, we have temporarily suspended share repurchase activity in the current environment. The Liquidity and Capital Resources section provides additional information.

TARGET CORPORATION	Q1 2020 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	May 2, 2020	May 4, 2019	Change
Sales	$19,371	$17,401	11.3%
Other revenue	244	226	7.7
Total revenue	19,615	17,627	11.3
Cost of sales	14,510	12,248	18.5
Selling, general and administrative expenses	4,060	3,663	10.9
Depreciation and amortization (exclusive of depreciation included in cost of sales)	577	581	(0.8)
Operating income	$468	$1,135	(58.7)%

Rate Analysis	Three Months Ended
	May 2, 2020	May 4, 2019
Gross margin rate	25.1%	29.6%
SG&A expense rate	20.7	20.8
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.9	3.3
Operating income margin rate	2.4	6.4
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pick Up or Drive Up, and delivery via our wholly owned subsidiary, Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

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

The increase in sales during the three months ended May 2, 2020, is due to a comparable sales increase of 10.8 percent and the contribution from new stores.

Comparable Sales	Three Months Ended
	May 2, 2020	May 4, 2019
Comparable sales change	10.8%	4.8%
Drivers of change in comparable sales
Number of transactions	(1.5)	4.3
Average transaction amount	12.5	0.5
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q1 2020 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Contribution to Comparable Sales Change	Three Months Ended
	May 2, 2020	May 4, 2019
Stores originated channel comparable sales change	0.9%	2.7%
Contribution from digitally originated sales to comparable sales change	9.9	2.1
Total comparable sales change	10.8%	4.8%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended
	May 2, 2020	May 4, 2019
Stores originated	84.7%	92.9%
Digitally originated	15.3	7.1
Total	100%	100%

Sales by Product Category	Three Months Ended
	May 2, 2020	May 4, 2019
Apparel and accessories	14%	19%
Beauty and household essentials	30	29
Food and beverage	24	21
Hardlines	15	14
Home furnishings and décor	17	17
Total	100%	100%

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible. As previously discussed, we believe that COVID-19 has had a significant impact on the mix of sales amongst our sales channels and categories.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target.

RedCard Penetration	Three Months Ended
	May 2, 2020	May 4, 2019
Target Debit Card	12.7%	13.1%
Target Credit Cards	9.7	10.4
Total RedCard Penetration	22.4%	23.5%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q1 2020 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Gross Margin Rate
For the three months ended May 2, 2020, our gross margin rate was 25.1 percent compared with 29.6 percent in the comparable period last year. This decrease reflected:
•The net impact of merchandising actions, including purchase order cancellation fees and inventory impairments related to a rapid slowdown in Apparel and Accessories sales, partially offset by favorability in clearance and promotional markdowns;
•Unfavorable category sales mix, as sales growth was strongest in lower-margin categories; and
•Digital fulfillment and supply chain costs, driven by unusually strong growth in digital volume combined with the impact of higher pay and benefit costs classified within Cost of Sales, including incremental team member pay and benefits investments due to COVID-19.

Selling, General, and Administrative Expense Rate

For the three months ended May 2, 2020, our SG&A expense rate was 20.7 percent compared with 20.8 percent in the comparable period last year. For the current quarter, SG&A expenses increased $397 million, including approximately $200 million of incremental team member pay and benefits classified within SG&A Expenses, and investments to protect the health and safety of guests. From a rate perspective, these increased costs were more than offset by leverage resulting from strong revenue growth.

Store Data

Change in Number of Stores	Three Months Ended
	May 2, 2020	May 4, 2019
Beginning store count	1,868	1,844
Opened	3	7
Closed	—	—
Ending store count	1,871	1,851

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	May 2, 2020	February 1, 2020	May 4, 2019	May 2, 2020	February 1, 2020	May 4, 2019
170,000 or more sq. ft.	272	272	272	48,613	48,619	48,603
50,000 to 169,999 sq. ft.	1,505	1,505	1,501	189,226	189,227	188,918
49,999 or less sq. ft.	94	91	78	2,745	2,670	2,276
Total	1,871	1,868	1,851	240,584	240,516	239,797
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

TARGET CORPORATION	Q1 2020 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

Net interest expense was $117 million and $126 million for the three months ended May 2, 2020 and May 4, 2019, respectively. The decrease is primarily due to the lower floating benchmark interest rate associated with our interest rate swaps during the three months ended May 2, 2020.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three months ended May 2, 2020, was 13.9 percent compared with 22.4 percent for the comparable periods last year. For the three months ended May 2, 2020, lower pretax earnings resulted in a larger rate benefit from discrete items, primarily related to share-based payments, compared with the prior year. Our effective tax rate is generally more volatile at lower amounts of pretax income because the impact of discrete and nondeductible items is greater.

TARGET CORPORATION	Q1 2020 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	May 2, 2020			May 4, 2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$0.56			$1.53
Adjustments
Loss on investment (a)	$21	$15	$0.03	$—	$—	$—
Adjusted diluted earnings per share from continuing operations			$0.59			$1.53
Note: Amounts may not foot due to rounding.
(a)Includes an unrealized loss on our investment in Casper Sleep Inc., which is not core to our continuing operations.

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

EBIT and EBITDA	Three Months Ended
(dollars in millions) (unaudited)	May 2, 2020	May 4, 2019	Change
Net earnings from continuing operations	$284	$792	(64.2)%
+ Provision for income taxes	45	229	(80.0)
+ Net interest expense	117	126	(6.8)
EBIT	$446	$1,147	(61.1)%
+ Total depreciation and amortization (a)	641	644	(0.6)
EBITDA	$1,087	$1,791	(39.3)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2020 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 2, 2020	May 4, 2019
Operating income	$3,992	$4,204
+ Net other income / (expense)	(26)	33
EBIT	3,966	4,237
+ Operating lease interest (a)	87	84
- Income taxes (b)	855	878
Net operating profit after taxes	$3,198	$3,443

Denominator	May 2, 2020	May 4, 2019	May 5, 2018
Current portion of long-term debt and other borrowings	$168	$1,056	$283
+ Noncurrent portion of long-term debt	14,073	11,357	11,107
+ Shareholders' investment	11,169	11,117	11,158
+ Operating lease liabilities (c)	2,448	2,231	2,157
- Cash and cash equivalents	4,566	1,173	1,060
Invested capital	$23,292	$24,588	$23,645
Average invested capital (d)	$23,940	$24,116

After-tax return on invested capital	13.4%	14.3%
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
(b)Calculated using the effective tax rates for continuing operations, which were 21.1 percent and 20.3 percent for the trailing twelve months ended May 2, 2020, and May 4, 2019, respectively. For the trailing twelve months ended May 2, 2020, and May 4, 2019, includes tax effect of $837 million and $861 million, respectively, related to EBIT, and $18 million and $17 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q1 2020 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Analysis of Financial Condition

Liquidity and Capital Resources

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

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, and pay dividends. In response to COVID-19, we have suspended our share repurchase program. We continue to anticipate ample access to commercial paper and long-term financing.

Our cash and cash equivalents balance was $4.6 billion, $2.6 billion, and $1.2 billion at May 2, 2020, February 1, 2020, and May 4, 2019, respectively. Our cash and cash equivalents balance includes short-term investments of $3.6 billion, $1.8 billion, and $419 million as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Operating cash flow provided by continuing operations was $1.3 billion for the three months ended May 2, 2020, compared with $323 million for the three months ended May 4, 2019. The increase reflects higher payables leverage during the three months ended May 2, 2020, due to increased inventory turnover in high-demand categories, compared with higher net settlement of accounts payable during the three months ended May 4, 2019, driven by elevated inventory and accounts payable levels as of February 2, 2019. The operating cash flow increase is also partially due to the year-over-year increase in the returns reserve resulting from the temporary suspension of in-store merchandise returns during the three months ended May 2, 2020.

Inventory

Inventory was $8.6 billion as of May 2, 2020, compared with $9.0 billion and $9.1 billion at February 1, 2020, and May 4, 2019, respectively. The decrease reflects elevated sell-through rates in high-demand merchandise categories and efforts to reduce inventory levels in certain discretionary categories to align with sales trends.

Investing Cash Flows

Cash flow for investing activities included capital expenditures of $751 million for the three months ended May 2, 2020, compared with $655 million for the three months ended May 4, 2019. Capital expenditures increased for the three months ended May 2, 2020, compared with the three months ended May 4, 2019, as we completed new store and remodel projects that were in process as the COVID-19 crisis developed. However, in response to COVID-19, we have modified plans for some of our strategic initiatives including store remodels and new store openings. We expect full year 2020 capital expenditures to be at a lower level than in 2019.

Dividends

We paid dividends totaling $332 million ($0.66 per share) and $330 million ($0.64 per share) for the three months ended May 2, 2020, and May 4, 2019, respectively, a per share increase of 3.1 percent. We declared dividends totaling $333 million ($0.66 per share) during the first quarter of 2020, a per share increase of 3.1 percent over the $330 million ($0.64 per share) of declared dividends during the first quarter of 2019. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $609 million to shareholders through share repurchase during the three months ended May 2, 2020. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Consolidated Financial Statements for more information.

TARGET CORPORATION	Q1 2020 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 2, 2020, our credit ratings were as follows:

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

In March 2020, we issued $2.5 billion of debt. Notes 6 and 7 to the Consolidated Financial Statements provide additional information.

We have additional liquidity through a committed $900 million 364-day revolving credit facility obtained through a group of banks in April 2020, which expires in April 2021, and an existing $2.5 billion revolving credit facility obtained through a group of banks, which expires in October 2023. No balances were outstanding under either credit facility at any time during 2020 or 2019.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 2, 2020, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings discussed in Note 6 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 1, 2020, as reported in our 2019 Form 10-K.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2020 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation and the resolution of tax matters, the expected impact of changes in information technology systems, future responses to and effects of the COVID-19 pandemic, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2020, as updated in Part II, Item 1A, Risk Factors, in this report, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended February 1, 2020.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•We are in the process of a broad multi-year migration of many mainframe-based systems and middleware products to a modern platform, including systems and processes supporting inventory and supply chain-related transactions.
•In March 2020, as a result of COVID-19, we temporarily suspended physical inventory counts at our stores. We have continued to record estimated losses related to shrink and markdowns based upon historical rates, and we intend to resume physical inventory counts as soon as possible.

During the most recently completed fiscal quarter, no other changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

TARGET CORPORATION	Q1 2020 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

On April 10, 2020, the U.S. Court of Appeals for the Eighth Circuit affirmed the prior decision by the United States District Court for the District of Minnesota (the Court) dismissing the two purported federal securities law class actions previously filed in the Court on May 17, 2016 and May 24, 2016, respectively (the Federal Securities Law Class Actions). The Federal Securities Law Class Actions related to prior disclosures by Target about its expansion of retail operations into Canada, and were previously described in Target’s annual report on Form 10-K for the fiscal year ended February 1, 2020.

Item 1A. Risk Factors

We are including the following supplemental risk factor, which should be read in conjunction with our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2020.

The COVID-19 pandemic has affected our business in many different ways, and may amplify the risks and uncertainties facing our business and their potential impact on our financial position, results of operations, and cash flows.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. While our sales have been strong, accompanying shifts in our category sales mix to lower-margin nondiscretionary merchandise and to fulfilling more sales through our digital channels have negatively affected our profitability. While the changes in guest shopping patterns in connection with the COVID-19 pandemic may be temporary, some of those changes could become long-lasting. If the shifts in our category sales mix to lower-margin merchandise and fulfilling a significantly larger percentage of our sales through digital channels become long-lasting and we are unable to offset the lower margin and increased costs of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings or expense reductions, our results of operations could be adversely affected.

The shift in shopping patterns has also significantly affected our inventory position and disrupted our supply chain. We have been unable to procure certain merchandise items in the quantities our guests seek, including those most in demand due to COVID-19. We may not be able to re-stock those products for an extended period, which may lead to lost sales and negatively affect our results of operations. For other products for which we are seeing demand below historic levels, many of which are in higher-margin categories such as Apparel and Accessories, we have had to take actions to help manage that inventory, such as slowing or cancelling purchase orders and paying related cancellation fees, asking vendors to store excess inventory on their premises, and accelerating markdowns of inventory. Those increased costs, along with lost sales for those higher-margin products, have negatively affected, and may continue to negatively affect, our profitability. Our vendors have also been affected by the COVID-19 pandemic in differing ways. For example, some financially distressed vendors may be unable to survive the COVID-19 pandemic, which would require us to seek alternative vendors, while others are having difficulty supplying us products in the quantities our guests seek, which could negatively affect our results of operations.

To date, all of our stores, digital channels, and distribution centers remain open. We have incurred significant SG&A expenses related to efforts to protect the health and well-being of our guests and team members. Most of our headquarters operations have transitioned to remote working arrangements, which has amplified our already extensive reliance on computer systems and on our continued and unimpeded access to the Internet to use those systems. We have had to temporarily alter other parts of our operations during the COVID-19 pandemic, including adjusting our in-store returns process, suspending physical inventory counts at our stores, metering guest traffic, reducing store hours, and, in some locations, restricting access to “non-essential” sections of our stores due to emergency state or local operating restrictions. Those temporary alterations to our operations have negatively affected, and may continue to negatively affect, the guest experience, sales, and our results from operations.

A continued and prolonged deterioration in the health in the U.S. economy could lead to a reduction in our sales in the future, which could magnify any negative effects of the COVID-19 pandemic on our results of operations and negatively and materially affect additional areas of our business, such as asset impairment evaluations and the amount of credit card profit-sharing revenue payments we receive from TD Bank Group (TD).

TARGET CORPORATION	Q1 2020 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations may not be known for an extended period and will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic and related actions taken by the U.S., state, local, and international governments, which are uncertain and cannot be predicted. If the COVID-19 pandemic worsens, its negative impacts could be more prolonged and may become more severe. The rapid development and fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition, and financial performance, which could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2016, our Board of Directors authorized a $5 billion share repurchase program (2016 Program). On September 19, 2019, our Board of Directors authorized a new $5 billion share repurchase program (2019 Program). We began repurchasing shares under the 2019 Program during the first quarter of 2020 upon completion of the 2016 Program. There is no stated expiration for the share repurchase programs. Under the 2016 Program, we repurchased 65.6 million shares of common stock, at an average price of $76.20, for a total investment of $5.0 billion. Under the 2019 Program, we had repurchased 4.6 million shares of common stock through May 2, 2020, at an average price of $105.80, for a total investment of $484 million. In March 2020, we suspended share repurchase activity. The table below presents information with respect to Target common stock purchases made during the three months ended May 2, 2020, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
February 2, 2020 through February 29, 2020
Open market and privately negotiated purchases	2,407,239	$115.82	2,407,239	$4,845,973,069
March 1, 2020 through April 4, 2020
Open market and privately negotiated purchases	3,249,973	101.48	3,249,973	4,516,156,869
April 5, 2020 through May 2, 2020
Open market and privately negotiated purchases	—	—	—	4,516,156,869
Total	5,657,212	$107.58	5,657,212	$4,516,156,869

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2020 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(10)LL	364-Day Credit Agreement dated as of April 10, 2020 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q1 2020 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 29, 2020	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q1 2020 Form 10-Q	27