Form 10-Q
period 2020-08-01
TARGET CORP
filed 2020-08-28
CIK 27419

2020Q1DLPFINEXTRPT

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 21, 2020 were 500,617,844.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Sales	$22,696	$18,183	$42,067	$35,584
Other revenue	279	239	523	465
Total revenue	22,975	18,422	42,590	36,049
Cost of sales	15,673	12,625	30,183	24,874
Selling, general and administrative expenses	4,460	3,912	8,520	7,575
Depreciation and amortization (exclusive of depreciation included in cost of sales)	542	561	1,119	1,142
Operating income	2,300	1,324	2,768	2,458
Net interest expense	122	120	239	246
Net other (income) / expense	(11)	(13)	11	(27)
Earnings from continuing operations before income taxes	2,189	1,217	2,518	2,239
Provision for income taxes	499	279	544	509
Net earnings from continuing operations	1,690	938	1,974	1,730
Discontinued operations, net of tax	—	—	—	3
Net earnings	$1,690	$938	$1,974	$1,733
Basic earnings per share
Continuing operations	$3.38	$1.83	$3.94	$3.37
Discontinued operations	—	—	—	0.01
Net earnings per share	$3.38	$1.83	$3.94	$3.37
Diluted earnings per share
Continuing operations	$3.35	$1.82	$3.91	$3.34
Discontinued operations	—	—	—	0.01
Net earnings per share	$3.35	$1.82	$3.91	$3.35
Weighted average common shares outstanding
Basic	500.1	512.1	500.6	513.9
Diluted	504.4	516.1	505.1	517.8
Antidilutive shares	—	—	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net earnings	$1,690	$938	$1,974	$1,733
Other comprehensive income
Pension, net of tax	22	10	44	20
Currency translation adjustment and cash flow hedges, net of tax	(1)	—	(9)	3
Other comprehensive income	21	10	35	23
Comprehensive income	$1,711	$948	$2,009	$1,756

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Cash and cash equivalents	$7,284	$2,577	$1,656
Inventory	8,876	8,992	9,122
Other current assets	1,463	1,333	1,341
Total current assets	17,623	12,902	12,119
Property and equipment
Land	6,027	6,036	6,054
Buildings and improvements	30,946	30,603	29,908
Fixtures and equipment	5,665	6,083	5,622
Computer hardware and software	2,631	2,692	2,627
Construction-in-progress	811	533	667
Accumulated depreciation	(19,341)	(19,664)	(18,866)
Property and equipment, net	26,739	26,283	26,012
Operating lease assets	2,233	2,236	2,062
Other noncurrent assets	1,405	1,358	1,373
Total assets	$48,000	$42,779	$41,566
Liabilities and shareholders’ investment
Accounts payable	$10,726	$9,920	$9,152
Accrued and other current liabilities	5,057	4,406	4,059
Current portion of long-term debt and other borrowings	109	161	1,153
Total current liabilities	15,892	14,487	14,364
Long-term debt and other borrowings	14,188	11,338	10,365
Noncurrent operating lease liabilities	2,241	2,275	2,111
Deferred income taxes	1,121	1,122	1,082
Other noncurrent liabilities	1,980	1,724	1,808
Total noncurrent liabilities	19,530	16,459	15,366
Shareholders’ investment
Common stock	42	42	43
Additional paid-in capital	6,248	6,226	6,114
Retained earnings	7,121	6,433	6,461
Accumulated other comprehensive loss	(833)	(868)	(782)
Total shareholders’ investment	12,578	11,833	11,836
Total liabilities and shareholders’ investment	$48,000	$42,779	$41,566
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 500,252,831, 504,198,962 and 511,335,375 shares issued and outstanding at August 1, 2020, February 1, 2020, and August 3, 2019, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 1, 2020	August 3, 2019
Operating activities
Net earnings	$1,974	$1,733
Earnings from discontinued operations, net of tax	—	3
Net earnings from continuing operations	1,974	1,730
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,245	1,267
Share-based compensation expense	104	86
Deferred income taxes	(12)	104
Noncash losses / (gains) and other, net	86	42
Changes in operating accounts
Inventory	116	375
Other assets	(14)	64
Accounts payable	795	(731)
Accrued and other liabilities	822	(127)
Cash provided by operating activities—continuing operations	5,116	2,810
Cash provided by operating activities—discontinued operations	—	2
Cash provided by operations	5,116	2,812
Investing activities
Expenditures for property and equipment	(1,414)	(1,394)
Proceeds from disposal of property and equipment	10	10
Other investments	2	—
Cash required for investing activities	(1,402)	(1,384)
Financing activities
Additions to long-term debt	2,480	994
Reductions of long-term debt	(126)	(1,026)
Dividends paid	(662)	(658)
Repurchase of stock	(706)	(662)
Stock option exercises	7	24
Cash provided by / (required for) financing activities	993	(1,328)
Net increase in cash and cash equivalents	4,707	100
Cash and cash equivalents at beginning of period	2,577	1,556
Cash and cash equivalents at end of period	$7,284	$1,656
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$246	$156
Leased assets obtained in exchange for new operating lease liabilities	142	195

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117
Net earnings	—	—	—	938	—	938
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(1.3)	—	153	(94)	—	59
Stock options and awards	0.3	—	53	—	—	53
August 3, 2019	511.3	$43	$6,114	$6,461	$(782)	$11,836
Net earnings	—	—	—	714	—	714
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(3.0)	(1)	—	(295)	—	(296)
Accelerated share repurchase pending final settlement	(2.5)	—	(178)	(272)	—	(450)
Stock options and awards	0.9	—	70	—	—	70
November 2, 2019	506.7	$42	$6,006	$6,270	$(773)	$11,545
Net earnings	—	—	—	834	—	834
Other comprehensive loss	—	—	—	—	(95)	(95)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(2.6)	—	178	(335)	—	(157)
Stock options and awards	0.1	—	42	—	—	42
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833

TARGET CORPORATION	Q2 2020 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169
Net earnings	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	21	21
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.4	—	42	—	—	42
August 1, 2020	500.3	$42	$6,248	$7,121	$(833)	$12,578

We declared $0.68 and $0.66 dividends per share for the three months ended August 1, 2020, and August 3, 2019, respectively, and $2.62 per share for the fiscal year ended February 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2020 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

2. Impact of Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. To date all of our stores, digital channels, and distribution centers remain open.

Throughout the six months ended August 1, 2020, guest shopping patterns changed significantly and unpredictably in reaction to the COVID-19 pandemic. Four of our five core merchandise categories have experienced significant sales growth year-to-date; however, sales of Apparel and Accessories declined significantly in the first quarter before rebounding in the second quarter. Note 3 provides sales by category. In response to these changes, we have taken many actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling certain purchase orders, primarily for Apparel and Accessories. As a result of these actions, during the first quarter of 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

TARGET CORPORATION	Q2 2020 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Six Months Ended
(millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Apparel and accessories (a)	$4,084	$3,656	$6,703	$6,946
Beauty and household essentials (b)	6,158	5,076	12,069	10,047
Food and beverage (c)	4,186	3,460	8,761	7,182
Hardlines (d)	3,608	2,503	6,582	4,889
Home furnishings and décor (e)	4,625	3,457	7,889	6,458
Other	35	31	63	62
Sales	22,696	18,183	42,067	35,584
Credit card profit sharing	158	168	324	328
Other	121	71	199	137
Other revenue	279	239	523	465
Total revenue	$22,975	$18,422	$42,590	$36,049
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 1, 2020, February 1, 2020, and August 3, 2019, the accrual for estimated returns was $201 million, $117 million, and $131 million, respectively. Other than as described below, we have not historically had notable adjustments to our returns estimates.

From March 26, 2020 to April 26, 2020, we did not accept in-store merchandise returns and exchanges to protect our team members from COVID-19. We lengthened the return period for merchandise affected by this change. Our returns estimate for sales during the suspension period included significant assumptions, including the impact of the lengthened return period, sales mix, and recent changes in guest returns behavior. At May 2, 2020, the returns reserve totaled $398 million. After resuming guest returns, we received fewer returns than originally expected. During the second quarter, we reduced our estimate of sales returns, which increased sales by $146 million and operating income by $110 million.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2020	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	August 1, 2020
(millions)
Gift card liability (a)	$935	$315	$(475)	$775
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

TARGET CORPORATION	Q2 2020 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$6,370	$1,810	$796
Prepaid forward contracts	Other Current Assets	Level 1	26	23	20
Equity securities (a)	Other Current Assets	Level 1	27	39	80
Interest rate swaps	Other Noncurrent Assets	Level 2	239	137	108
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	12	—	—
(a)Represents our investment in Casper Sleep Inc. common stock.

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	August 1, 2020		February 1, 2020		August 3, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$12,384	$15,457	$9,992	$11,864	$10,244	$11,635
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $25 million and $60 million during the three and six months ended August 1, 2020, respectively. We recognized impairment charges of $10 million and $13 million during the three and six months ended August 3, 2019, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.250 percent that matures in April 2025 and $1.0 billion at 2.650 percent that matures in September 2030.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the six months ended August 1, 2020. For the six months ended August 3, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $74 million at a weighted average annual interest rate of 2.4 percent, with no balance outstanding as of August 3, 2019.

In April 2020, we obtained a committed $900 million 364-day unsecured revolving credit facility that expires in April 2021. This new facility is in addition to our $2.5 billion unsecured revolving credit facility that expires in October 2023. No balances were outstanding under either credit facility at any time during 2020 or 2019.

TARGET CORPORATION	Q2 2020 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

As of August 1, 2020, and August 3, 2019, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three and six months ended August 1, 2020, and August 3, 2019.

As of August 1, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million to hedge the interest rate exposure of anticipated future debt issuances. We designated these derivative financial instruments as cash flow hedges. We assess, both at inception and on an ongoing basis, whether the derivative financial instrument is highly effective in offsetting changes in cash flows of the hedged item and whether it is probable that the hedged forecasted transaction will occur. As of August 1, 2020, a $12 million loss was recorded in Accumulated Other Comprehensive Loss and will be reclassified to Net Interest Expense when the forecasted transaction affects earnings.

Effect of Hedges on Debt
(millions)	August 1, 2020	February 1, 2020	August 3, 2019
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,732	$1,630	$1,600
Cumulative hedging adjustments, included in carrying amount	239	137	108

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$11	$86	$102	$101
Hedged debt	(11)	(86)	(102)	(101)
Total	$—	$—	$—	$—

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	August 1, 2020	August 3, 2019 (a)	August 1, 2020	August 3, 2019 (a)
Number of shares purchased	—	4.3	5.7	7.9
Average price paid per share	$—	$80.02	$107.58	$78.63
Total investment	$—	$341	$609	$618
(a)This table includes activity related to the ASR arrangement entered in first quarter 2019 because final settlement occurred in second quarter 2019. Under the ASR arrangement, we repurchased 4.2 million shares for a total cash investment of $340 million. We did not enter into any new ASR arrangements during second quarter 2019.

In March 2020, we suspended share repurchase activity.

TARGET CORPORATION	Q2 2020 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost benefits earned	SG&A Expenses	$25	$23	$51	$46
Interest cost on projected benefit obligation	Net Other (Income) / Expense	29	37	59	74
Expected return on assets	Net Other (Income) / Expense	(60)	(62)	(121)	(124)
Amortization of losses	Net Other (Income) / Expense	32	16	64	31
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)	(6)	(5)
Total		$23	$11	$47	$22

10. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2020	$(12)	$(19)	$(837)	$(868)
Other comprehensive income before reclassifications, net of tax	(9)	—	—	(9)
Amounts reclassified from AOCI, net of tax	—	—	44	44
August 1, 2020	$(21)	$(19)	$(793)	$(833)

TARGET CORPORATION	Q2 2020 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2020 includes the following notable items:

•GAAP diluted earnings per share were $3.35.
•Adjusted diluted earnings per share were $3.38.
•Total revenue increased 24.7 percent, driven by an increase in comparable sales.
•Comparable sales increased 24.3 percent, driven by an 18.8 percent increase in average transaction amount.
◦Comparable store sales grew 10.9 percent.
◦Digital channel sales increased 195 percent, contributing 13.4 percentage points to comparable sales growth.
•Operating income of $2.3 billion was 73.8 percent higher than the comparable prior-year period.

Sales were $22.7 billion for the three months ended August 1, 2020, an increase of $4.5 billion, or 24.8 percent, from the same period in the prior year. Operating cash flow provided by continuing operations was $5.1 billion for the six months ended August 1, 2020, an increase of $2.3 billion, or 82.1 percent, from $2.8 billion for the six months ended August 3, 2019.

Earnings Per Share from Continuing Operations	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
GAAP diluted earnings per share	$3.35	$1.82	84.4%	$3.91	$3.34	17.0%
Adjustments	0.03	—		0.06	—
Adjusted diluted earnings per share	$3.38	$1.82	85.7%	$3.96	$3.34	18.6%

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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended August 1, 2020, after-tax ROIC was 17.2 percent, compared with 15.2 percent for the trailing twelve months ended August 3, 2019. The calculation of ROIC is provided on page 21.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. The rapid development and fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition and financial performance, which could be material. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. We have implemented numerous safety measures to protect our guests and team members — such as mandating face masks for all team members and guests in our stores, more rigorous cleaning processes, providing disposable face masks, gloves and thermometers for team members, installing distancing markers, limiting guest levels within our stores, and installing partitions at all stores. We have also reduced store hours to support increased cleaning and replenishment efforts and implemented quantity limits on certain high-demand merchandise. In addition, we have reserved certain store hours for guests with increased vulnerability to COVID-19. To date all of our stores, digital channels, and distribution centers remain open.

As the crisis has evolved, we have experienced unusually strong sales, as guests rely on Target for essential items like food, medicine, cleaning products, and household stock-up items. Underlying this trend, we saw significant volatility in our sales mix, including both category sales mix and the mix of sales in our stores and digital channels, including same-day fulfillment options.

•During the first quarter, comparable sales increased 10.8 percent, reflecting a 0.9 percent increase in store originated comparable sales and a 141 percent increase in digitally originated comparable sales. The quarter began with strength across our multi-category portfolio, followed by a shift to strong comparable sales growth in our Food and Beverage and Beauty and Household Essentials core merchandising categories and significant comparable sales declines in Apparel and Accessories. Comparable sales in Apparel and Accessories recovered notably beginning mid-April.

TARGET CORPORATION	Q2 2020 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
•During the second quarter, comparable sales increased 24.3 percent, reflecting a 10.9 percent increase in store originated comparable sales and a 195 percent increase in digitally originated comparable sales. Comparable sales growth was strong across our multi-category portfolio, with slightly higher growth in lower-margin categories. Monthly variability in comparable sales continued, with comparable sales increases of 32.9 percent in May, 21.4 percent in June, and 19.7 percent in July.

For the six months ended August 1, 2020, gross margin has been negatively impacted by changes in both our category and channel sales mix, as well as actions that we have taken to allow us to better fulfill guest demand for essentials. Additionally, gross margin reflects COVID-19-related investments in pay and benefits for our supply chain team members.

Our SG&A expenses have also been significantly impacted by incremental costs related to investments in pay and benefits for store team members, the spikes in merchandise volume in stores and the supply chain, incremental safety and cleaning supplies, and the impact of additional team member hours dedicated to more rigorous cleaning routines in our facilities.

To support our team and minimize potential disruptions in their work to serve our guests, we have modified our plans for some of our strategic initiatives, including our previously announced remodel program. We have completed approximately 130 remodels in 2020, down from the previous expectation of approximately 300. Similarly, we now expect to open up to 30 new small format stores in 2020, rather than the 36 previously announced.

During the six months ended August 1, 2020, we issued $2.5 billion of 5-year and 10-year notes in an effort to increase our cash on hand. Additionally, we entered into a $900 million 364-day credit facility, increasing our total undrawn committed credit facilities to $3.4 billion. Our dividend policy remains unchanged; however, we have temporarily suspended share repurchase activity due to continued uncertainty in the current environment. The Liquidity and Capital Resources section provides additional information.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Sales	$22,696	$18,183	24.8%	$42,067	$35,584	18.2%
Other revenue	279	239	16.6	523	465	12.3
Total revenue	22,975	18,422	24.7	42,590	36,049	18.1
Cost of sales	15,673	12,625	24.1	30,183	24,874	21.3
Selling, general and administrative expenses	4,460	3,912	14.0	8,520	7,575	12.5
Depreciation and amortization (exclusive of depreciation included in cost of sales)	542	561	(3.5)	1,119	1,142	(2.1)
Operating income	$2,300	$1,324	73.8%	$2,768	$2,458	12.6%

Rate Analysis	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gross margin rate	30.9%	30.6%	28.3%	30.1%
SG&A expense rate	19.4	21.2	20.0	21.0
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.4	3.0	2.6	3.2
Operating income margin rate	10.0	7.2	6.5	6.8
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

TARGET CORPORATION	Q2 2020 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
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

The increase in sales during the three and six months ended August 1, 2020, is due to a comparable sales increase of 24.3 percent and 17.7 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Comparable sales change	24.3%	3.4%	17.7%	4.1%
Drivers of change in comparable sales
Number of transactions	4.6	2.4	1.6	3.3
Average transaction amount	18.8	0.9	15.8	0.7

Contribution to Comparable Sales Change	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stores originated channel comparable sales change	10.9%	1.5%	6.0%	2.1%
Contribution from digitally originated sales	13.4	1.8	11.7	1.9
Total comparable sales change	24.3%	3.4%	17.7%	4.1%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stores originated	82.8%	92.7%	83.7%	92.8%
Digitally originated	17.2	7.3	16.3	7.2
Total	100%	100%	100%	100%

TARGET CORPORATION	Q2 2020 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Sales by Product Category	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Apparel and accessories	18%	20%	16%	20%
Beauty and household essentials	27	28	29	28
Food and beverage	19	19	21	20
Hardlines	16	14	15	14
Home furnishings and décor	20	19	19	18
Total	100%	100%	100%	100%

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

RedCard Penetration	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Target Debit Card	11.8%	12.5%	12.2%	12.8%
Target Credit Cards	8.7	10.7	9.2	10.6
Total RedCard Penetration	20.5%	23.2%	21.4%	23.4%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q2 2020 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Gross Margin Rate
For the three months ended August 1, 2020, our gross margin rate was 30.9 percent compared with 30.6 percent in the comparable period last year. This increase reflected the net impact of merchandising strategies, primarily favorability in clearance and promotional markdowns, and the favorable impact of a change in our returns estimate for sales during the temporary returns suspension period in the first quarter of 2020. The increase was partially offset by increased digital fulfillment and supply chain costs (driven by unusually strong growth in digital volume and higher pay and benefit costs classified within Cost of Sales, including incremental pay and benefits due to COVID-19) and unfavorable category sales mix, as sales growth was strongest in lower-margin categories.
For the six months ended August 1, 2020, our gross margin rate was 28.3 percent compared with 30.1 percent in the comparable period last year. This decrease reflected increased digital fulfillment and supply chain costs (driven by unusually strong growth in digital volume and the impact of higher pay and benefit costs classified within Cost of Sales, including incremental pay and benefits due to COVID-19) and unfavorable category sales mix, as sales growth was strongest in lower-margin categories. The decrease was partially offset by the net impact of merchandising strategies, primarily favorability in clearance and promotional markdowns. Sales returns relating to the temporary returns suspension period during the first quarter of 2020 did not notably affect our year-to-date gross margin rate.

Selling, General, and Administrative Expense Rate

For the three and six months ended August 1, 2020, our SG&A expense rate was 19.4 percent and 20.0 percent, respectively, compared with 21.2 percent and 21.0 percent, respectively, in the comparable periods last year. Incremental team member pay and benefits and investments to protect the health and safety of guests represented approximately $400 million of the $548 million increase in SG&A expenses for the three months ended August 1, 2020, and approximately $600 million of the $945 million increase for the six months ended August 1, 2020, compared with the prior year periods. From a rate perspective, these increased costs were more than offset by leverage resulting from strong revenue growth.

TARGET CORPORATION	Q2 2020 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Beginning store count	1,871	1,851	1,868	1,844
Opened	—	4	3	11
Closed	—	(2)	—	(2)
Ending store count	1,871	1,853	1,871	1,853

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	August 1, 2020	February 1, 2020	August 3, 2019	August 1, 2020	February 1, 2020	August 3, 2019
170,000 or more sq. ft.	272	272	272	48,613	48,619	48,619
50,000 to 169,999 sq. ft.	1,505	1,505	1,499	189,224	189,227	188,711
49,999 or less sq. ft.	94	91	82	2,745	2,670	2,357
Total	1,871	1,868	1,853	240,582	240,516	239,687
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended August 1, 2020, was 22.8 percent and 21.6 percent, respectively, compared with 23.0 percent and 22.7 percent, respectively, for the comparable periods last year. The effective tax rate for the six months ended August 1, 2020, reflects a larger rate benefit from discrete items, primarily related to share-based payments, compared with the prior year.

TARGET CORPORATION	Q2 2020 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	August 1, 2020			August 3, 2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.35			$1.82
Adjustments
Gain on investment (a)	$(9)	$(6)	$(0.01)	$—	$—	$—
Other (b)	25	18	0.04	—	—	—
Adjusted diluted earnings per share from continuing operations			$3.38			$1.82

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended
	August 1, 2020			August 3, 2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$3.91			$3.34
Adjustments
Loss on investment (a)	$12	$9	$0.02	$—	$—	$—
Other (b)	25	18	0.04	—	—	—
Adjusted diluted earnings per share from continuing operations			$3.96			$3.34
Note: Amounts may not foot due to rounding.
(a)Includes an unrealized (gain) / loss on our investment in Casper Sleep Inc., which is not core to our continuing operations.
(b)Includes store damage and inventory losses related to civil unrest.

TARGET CORPORATION	Q2 2020 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions) (unaudited)	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Net earnings from continuing operations	$1,690	$938	80.3%	$1,974	$1,730	14.1%
+ Provision for income taxes	499	279	78.3	544	509	7.0
+ Net interest expense	122	120	1.9	239	246	(2.5)
EBIT	$2,311	$1,337	72.8%	$2,757	$2,485	11.0%
+ Total depreciation and amortization (a)	604	624	(3.2)	1,245	1,267	(1.9)
EBITDA	$2,915	$1,961	48.6%	$4,002	$3,752	6.7%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2020 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	August 1, 2020	August 3, 2019
Operating income	$4,968	$4,395
+ Net other income / (expense)	(28)	42
EBIT	4,940	4,437
+ Operating lease interest (a)	87	85
- Income taxes (b)	1,076	937
Net operating profit after taxes	$3,951	$3,585

Denominator	August 1, 2020	August 3, 2019	August 4, 2018
Current portion of long-term debt and other borrowings	$109	$1,153	$1,044
+ Noncurrent portion of long-term debt	14,188	10,365	10,108
+ Shareholders' investment	12,578	11,836	11,167
+ Operating lease liabilities (c)	2,448	2,285	2,183
- Cash and cash equivalents	7,284	1,656	1,180
Invested capital	$22,039	$23,983	$23,322
Average invested capital (d)	$23,011	$23,652

After-tax return on invested capital	17.2%	15.2%
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
(b)Calculated using the effective tax rates for continuing operations, which were 21.4 percent and 20.7 percent for the trailing twelve months ended August 1, 2020, and August 3, 2019, respectively. For the trailing twelve months ended August 1, 2020, and August 3, 2019, includes tax effect of $1.1 billion and $919 million, respectively, related to EBIT, and $19 million and $18 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q2 2020 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $7.3 billion, $2.6 billion, and $1.7 billion at August 1, 2020, February 1, 2020, and August 3, 2019, respectively. Our cash and cash equivalents balance includes short-term investments of $6.4 billion, $1.8 billion, and $796 million as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Operating cash flow provided by continuing operations was $5.1 billion for the six months ended August 1, 2020, compared with $2.8 billion for the six months ended August 3, 2019. The increase reflects stronger operating performance combined with higher payables leverage during the six months ended August 1, 2020, due to increased inventory turnover driven by strong sales, compared with higher net settlement of accounts payable during the six months ended August 3, 2019, resulting from elevated inventory and accounts payable levels as of February 2, 2019. Additionally, operating cash flows for the six months ended August 1, 2020, reflect increased payroll-related liabilities, including the deferral of employer social security tax payments. Also, lower first quarter 2020 pretax earnings resulted in a decrease in year-to-date income tax payments.

Inventory

Inventory was $8.9 billion as of August 1, 2020, compared with $9.0 billion and $9.1 billion at February 1, 2020, and August 3, 2019, respectively. The decrease reflects elevated sell-through rates in longer-lead time merchandise categories, partially offset by increases in Food and Beverage and Beauty and Household Essentials inventory to align with sales trends.

Investing Cash Flows

Cash flow for investing activities included capital expenditures of $1.4 billion for the six months ended August 1, 2020, and August 3, 2019. During the six months ended August 1, 2020, we completed new store and remodel projects that were in process as the COVID-19 crisis developed. However, in response to COVID-19, we have modified plans for some of our strategic initiatives including store remodels and new store openings. We expect full year 2020 capital expenditures to be at a lower level than in 2019.

Dividends

We paid dividends totaling $330 million ($0.66 per share) and $662 million ($1.32 per share) for the three and six months ended August 1, 2020, respectively, and $328 million ($0.64 per share) and $658 million ($1.28 per share) for the three and six months ended August 3, 2019, respectively, a per share increase of 3.1 percent. We declared dividends totaling $344 million ($0.68 per share) during the second quarter of 2020, a per share increase of 3.0 percent over the $341 million ($0.66 per share) of declared dividends during the second quarter of 2019. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

TARGET CORPORATION	Q2 2020 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Share Repurchase

We returned $609 million to shareholders through share repurchase during the six months ended August 1, 2020. We did not repurchase any shares during the three months ended August 1, 2020. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 1, 2020, our credit ratings were as follows:

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

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 1, 2020, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings discussed in Note 6 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 1, 2020, as reported in our 2019 Form 10-K.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2020 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2020 and Part II, Item 1A, Risk Factors of our Form 10-Q for the quarter ended May 2, 2020, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

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
•In March 2020, as a result of COVID-19, we temporarily suspended physical inventory counts at our stores. We resumed physical inventory counts in June 2020 using a statistical sampling method, and we have continued to record estimated losses related to shrink and markdowns based upon historical rates.

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

TARGET CORPORATION	Q2 2020 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following update to a previously reported proceeding is being reported pursuant to Item 103 of Regulation S-K:

On July 28, 2020, the U.S. Court of Appeals for the Eighth Circuit affirmed the prior decision by the United States District Court for the District of Minnesota (the Court) dismissing the purported Employee Retirement Income Security Act of 1974 (ERISA) class action previously filed in the Court on August 30, 2017 (the Second ERISA Class Action). The Second ERISA Class Action involved claims arising from investments in Target stock by participants in or beneficiaries of the Target Corporation 401(k) Plan and the Target Corporation Ventures 401(k) Plan during Target’s expansion of retail operations into Canada and was previously described in Target’s annual report on Form 10-K for the fiscal year ended February 1, 2020.

Item 1A. Risk Factors

Other than as described in Part II, Item 1A, Risk Factors of our Form 10-Q for the quarter ended May 2, 2020, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program with no stated expiration. We began repurchasing shares under the authorization during the first quarter of 2020, prior to suspending share repurchase activity in March 2020. Under the program, we have repurchased 4.6 million shares of common stock at an average price of $105.80, for a total investment of $484 million. As of August 1, 2020, the dollar value of shares that may yet be purchased under the program is $4.5 billion. There were no Target common stock purchases made during the three months ended August 1, 2020, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2020 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(10)D	Target Corporation 2020 Long-Term Incentive Plan (3)

(10)T	Form of Restricted Stock Unit Agreement

(10)U	Form of Performance-Based Restricted Stock Unit Agreement

(10)V	Form of Performance Share Unit Agreement

(10)Y	Form of Non-Employee Director Restricted Stock Unit Agreement

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

(3)         Incorporated by reference to Exhibit (10)D to the Registrant’s Form 8-K Report filed June 11, 2020.

TARGET CORPORATION	Q2 2020 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 28, 2020	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q2 2020 Form 10-Q	27