Form 10-Q
period 2020-10-31
TARGET CORP
filed 2020-11-25
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 20, 2020 were 500,773,141.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Sales	$22,336	$18,414	$64,403	$53,997
Other revenue	296	251	819	716
Total revenue	22,632	18,665	65,222	54,713
Cost of sales	15,509	12,935	45,692	37,808
Selling, general and administrative expenses	4,647	4,153	13,167	11,728
Depreciation and amortization (exclusive of depreciation included in cost of sales)	541	575	1,660	1,717
Operating income	1,935	1,002	4,703	3,460
Net interest expense	632	113	871	359
Net other (income) / expense	5	(12)	16	(38)
Earnings from continuing operations before income taxes	1,298	901	3,816	3,139
Provision for income taxes	284	195	828	703
Net earnings from continuing operations	1,014	706	2,988	2,436
Discontinued operations, net of tax	—	8	—	11
Net earnings	$1,014	$714	$2,988	$2,447
Basic earnings per share
Continuing operations	$2.02	$1.38	$5.97	$4.75
Discontinued operations	—	0.02	—	0.02
Net earnings per share	$2.02	$1.40	$5.97	$4.77
Diluted earnings per share
Continuing operations	$2.01	$1.37	$5.91	$4.71
Discontinued operations	—	0.02	—	0.02
Net earnings per share	$2.01	$1.39	$5.91	$4.74
Weighted average common shares outstanding
Basic	500.6	509.7	500.6	512.5
Diluted	505.4	514.8	505.2	516.8
Antidilutive shares	—	—	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings	$1,014	$714	$2,988	$2,447
Other comprehensive income
Pension, net of tax	22	10	66	30
Currency translation adjustment and cash flow hedges, net of tax	14	(1)	5	2
Other comprehensive income	36	9	71	32
Comprehensive income	$1,050	$723	$3,059	$2,479

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Cash and cash equivalents	$5,996	$2,577	$969
Inventory	12,712	8,992	11,396
Other current assets	1,601	1,333	1,440
Total current assets	20,309	12,902	13,805
Property and equipment
Land	6,063	6,036	6,040
Buildings and improvements	31,398	30,603	30,467
Fixtures and equipment	5,843	6,083	6,032
Computer hardware and software	2,706	2,692	2,636
Construction-in-progress	518	533	298
Accumulated depreciation	(19,755)	(19,664)	(19,089)
Property and equipment, net	26,773	26,283	26,384
Operating lease assets	2,208	2,236	2,151
Other noncurrent assets	1,371	1,358	1,401
Total assets	$50,661	$42,779	$43,741
Liabilities and shareholders’ investment
Accounts payable	$14,203	$9,920	$11,258
Accrued and other current liabilities	5,023	4,406	4,191
Current portion of long-term debt and other borrowings	131	161	1,159
Total current liabilities	19,357	14,487	16,608
Long-term debt and other borrowings	12,490	11,338	10,513
Noncurrent operating lease liabilities	2,196	2,275	2,208
Deferred income taxes	1,171	1,122	1,215
Other noncurrent liabilities	2,128	1,724	1,652
Total noncurrent liabilities	17,985	16,459	15,588
Shareholders’ investment
Common stock	42	42	42
Additional paid-in capital	6,285	6,226	6,006
Retained earnings	7,789	6,433	6,270
Accumulated other comprehensive loss	(797)	(868)	(773)
Total shareholders’ investment	13,319	11,833	11,545
Total liabilities and shareholders’ investment	$50,661	$42,779	$43,741
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 500,754,729, 504,198,962 and 506,677,740 shares issued and outstanding as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 31, 2020	November 2, 2019
Operating activities
Net earnings	$2,988	$2,447
Earnings from discontinued operations, net of tax	—	11
Net earnings from continuing operations	2,988	2,436
Adjustments to reconcile net earnings to cash provided by operations
Depreciation and amortization	1,848	1,905
Share-based compensation expense	161	116
Deferred income taxes	26	235
Loss on debt extinguishment	512	—
Noncash losses / (gains) and other, net	124	6
Changes in operating accounts
Inventory	(3,720)	(1,899)
Other assets	(174)	(10)
Accounts payable	4,287	1,473
Accrued and other liabilities	992	(121)
Cash provided by operating activities—continuing operations	7,044	4,141
Cash provided by operating activities—discontinued operations	—	18
Cash provided by operations	7,044	4,159
Investing activities
Expenditures for property and equipment	(2,009)	(2,403)
Proceeds from disposal of property and equipment	27	29
Other investments	(3)	14
Cash required for investing activities	(1,985)	(2,360)
Financing activities
Additions to long-term debt	2,480	994
Reductions of long-term debt	(2,395)	(1,041)
Dividends paid	(1,002)	(995)
Repurchase of stock	(741)	(959)
Accelerated share repurchase pending final settlement	—	(450)
Stock option exercises	18	65
Cash required for financing activities	(1,640)	(2,386)
Net increase in cash and cash equivalents	3,419	(587)
Cash and cash equivalents at beginning of period	2,577	1,556
Cash and cash equivalents at end of period	$5,996	$969
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$344	$301
Leased assets obtained in exchange for new operating lease liabilities	186	334

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	13	13
Dividends declared	—	—	—	(330)	—	(330)
Repurchase of stock	(3.6)	—	—	(277)	—	(277)
Accelerated share repurchase pending final settlement	(3.0)	—	(153)	(247)	—	(400)
Stock options and awards	1.1	—	19	—	—	19
May 4, 2019	512.3	$43	$5,908	$5,958	$(792)	$11,117
Net earnings	—	—	—	938	—	938
Other comprehensive income	—	—	—	—	10	10
Dividends declared	—	—	—	(341)	—	(341)
Repurchase of stock	(1.3)	—	153	(94)	—	59
Stock options and awards	0.3	—	53	—	—	53
August 3, 2019	511.3	$43	$6,114	$6,461	$(782)	$11,836
Net earnings	—	—	—	714	—	714
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	—	—	(338)	—	(338)
Repurchase of stock	(3.0)	(1)	—	(295)	—	(296)
Accelerated share repurchase pending final settlement	(2.5)	—	(178)	(272)	—	(450)
Stock options and awards	0.9	—	70	—	—	70
November 2, 2019	506.7	$42	$6,006	$6,270	$(773)	$11,545
Net earnings	—	—	—	834	—	834
Other comprehensive loss	—	—	—	—	(95)	(95)
Dividends declared	—	—	—	(336)	—	(336)
Repurchase of stock	(2.6)	—	178	(335)	—	(157)
Stock options and awards	0.1	—	42	—	—	42
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833

TARGET CORPORATION	Q3 2020 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169
Net earnings	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	21	21
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.4	—	42	—	—	42
August 1, 2020	500.3	$42	$6,248	$7,121	$(833)	$12,578
Net earnings	—	—	—	1,014	—	1,014
Other comprehensive income	—	—	—	—	36	36
Dividends declared	—	—	—	(346)	—	(346)
Stock options and awards	0.5	—	37	—	—	37
October 31, 2020	500.8	$42	$6,285	$7,789	$(797)	$13,319

We declared $0.68 and $0.66 dividends per share for the three months ended October 31, 2020, and November 2, 2019, respectively, and $2.62 per share for the fiscal year ended February 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2020 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

2. Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

Throughout the nine months ended October 31, 2020, guest shopping patterns changed significantly and unpredictably in reaction to the COVID-19 pandemic. Four of our five core merchandise categories have experienced significant sales growth throughout the year; however, sales of Apparel and Accessories declined significantly in the first quarter before rebounding in the second and third quarters. Note 3 provides sales by category. In response to these changes, we have taken many actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling certain purchase orders, primarily for Apparel and Accessories. As a result of these actions, during the first quarter of 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

TARGET CORPORATION	Q3 2020 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Nine Months Ended
(millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Apparel and accessories (a)	$3,927	$3,564	$10,630	$10,510
Beauty and household essentials (b)	6,103	5,125	18,172	15,172
Food and beverage (c)	4,397	3,717	13,158	10,899
Hardlines (d)	3,377	2,460	9,959	7,348
Home furnishings and décor (e)	4,506	3,527	12,395	9,985
Other	26	21	89	83
Sales	22,336	18,414	64,403	53,997
Credit card profit sharing	164	177	488	505
Other	132	74	331	211
Other revenue	296	251	819	716
Total revenue	$22,632	$18,665	$65,222	$54,713
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of October 31, 2020, February 1, 2020, and November 2, 2019, the accrual for estimated returns was $182 million, $117 million, and $137 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2020	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	October 31, 2020
(millions)
Gift card liability (a)	$935	$372	$(549)	$758
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

TARGET CORPORATION	Q3 2020 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Fair Value Measurements - Recurring Basis			Fair Value at
(millions)	Classification	Pricing Category	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$5,089	$1,810	$163
Prepaid forward contracts	Other Current Assets	Level 1	32	23	24
Equity securities (a)	Other Current Assets	Level 1	19	39	80
Interest rate swaps	Other Noncurrent Assets	Level 2	205	137	122
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	3	—	—
(a)Represents our investment in Casper Sleep Inc. common stock.

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	October 31, 2020		February 1, 2020		November 2, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,641	$12,787	$9,992	$11,864	$10,246	$11,870
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue projects, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $2 million and $62 million during the three and nine months ended October 31, 2020, respectively. We recognized impairment charges of $7 million and $21 million during the three and nine months ended November 2, 2019, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.250 percent that matures in April 2025 and $1.0 billion at 2.650 percent that matures in September 2030. In October 2020, we repurchased $1.77 billion of debt before its maturity at a market value of $2.25 billion. We recognized a loss on early retirement of $512 million, which was recorded in Net Interest Expense.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the nine months ended October 31, 2020. For the nine months ended November 2, 2019, the maximum amount outstanding was $744 million, and the average daily amount outstanding was $55 million at a weighted average annual interest rate of 2.4 percent, with no balance outstanding as of November 2, 2019.

In April 2020, we obtained a committed $900 million 364-day unsecured revolving credit facility. This new facility was in addition to our $2.5 billion unsecured revolving credit facility that expires in October 2023. We terminated the 364-day facility in November 2020. No balances were outstanding under either credit facility at any time during 2020 or 2019.

TARGET CORPORATION	Q3 2020 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

As of October 31, 2020, and November 2, 2019, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a variable rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were perfectly effective during the three and nine months ended October 31, 2020, and November 2, 2019.

As of October 31, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million to hedge the interest rate exposure of anticipated future debt issuances. We designated these derivative financial instruments as cash flow hedges. We assess, both at inception and on an ongoing basis, whether the derivative financial instrument is highly effective in offsetting changes in cash flows of the hedged item and whether it is probable that the hedged forecasted transaction will occur. As of October 31, 2020, a $1 million loss was recorded in Accumulated Other Comprehensive Loss and will be reclassified to Net Interest Expense when the forecasted transaction affects earnings.

Effect of Hedges on Debt (millions)	October 31, 2020	February 1, 2020	November 2, 2019
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,696	$1,630	$1,614
Cumulative hedging adjustments, included in carrying amount	203	137	122

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(36)	$14	$66	$115
Hedged debt	36	(14)	(66)	(115)
Total	$—	$—	$—	$—

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	October 31, 2020	November 2, 2019 (a)	October 31, 2020	November 2, 2019 (a)
Number of shares purchased	—	3.0	5.7	10.8
Average price paid per share	$—	$99.25	$107.58	$84.28
Total investment	$—	$294	$609	$912
(a)This table excludes activity related to the ASR arrangement described below because final settlement had not occurred as of November 2, 2019.

During the third quarter of 2019, we entered into an ASR arrangement to repurchase $300 to $450 million of our common stock. Under the agreement, we paid $450 million and received an initial delivery of 2.5 million shares, which were retired, resulting in a $272 million reduction to Retained Earnings. As of November 2, 2019, $178 million was included as a reduction to Additional Paid-in Capital. Upon final settlement in the fourth quarter of 2019, we received an additional 0.2 million shares, which were retired, and $127 million for the remaining amount not settled in shares. In total, we repurchased 2.7 million shares under the ASR arrangement for a total cash investment of $323 million ($117.64 per share).

TARGET CORPORATION	Q3 2020 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost benefits earned	SG&A Expenses	$25	$23	$76	$69
Interest cost on projected benefit obligation	Net Other (Income) / Expense	30	37	89	111
Expected return on assets	Net Other (Income) / Expense	(61)	(62)	(182)	(186)
Amortization of losses	Net Other (Income) / Expense	32	16	96	47
Amortization of prior service cost	Net Other (Income) / Expense	(3)	(3)	(9)	(8)
Settlement charges	Net Other (Income) / Expense	1	—	1	—
Total		$24	$11	$71	$33

10. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2020	$(12)	$(19)	$(837)	$(868)
Other comprehensive loss before reclassifications, net of tax	(1)	—	—	(1)
Amounts reclassified from AOCI, net of tax	6	—	66	72
October 31, 2020	$(7)	$(19)	$(771)	$(797)

TARGET CORPORATION	Q3 2020 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2020 includes the following notable items:

•GAAP diluted earnings per share were $2.01.
•Adjusted diluted earnings per share were $2.79.
•Total revenue increased 21.3 percent, driven by an increase in comparable sales.
•Comparable sales increased 20.7 percent, driven by a 15.6 percent increase in average transaction amount.
◦Comparable store sales grew 9.9 percent.
◦Digital channel sales increased 155 percent, contributing 10.9 percentage points to comparable sales growth.
•Operating income of $1.9 billion was 93.1 percent higher than the comparable prior-year period.
•We repurchased $1.77 billion of debt before its maturity at a market value of $2.25 billion, resulting in a loss of $512 million.

Sales were $22.3 billion for the three months ended October 31, 2020, an increase of $3.9 billion, or 21.3 percent, from the same period in the prior year. Operating cash flow provided by continuing operations was $7.0 billion for the nine months ended October 31, 2020, an increase of $2.9 billion, or 70.1 percent, from $4.1 billion for the nine months ended November 2, 2019.

Earnings Per Share from Continuing Operations	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
GAAP diluted earnings per share	$2.01	$1.37	46.3%	$5.91	$4.71	25.5%
Adjustments	0.78	(0.01)		0.83	(0.01)
Adjusted diluted earnings per share	$2.79	$1.36	105.1%	$6.75	$4.70	43.5%

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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended October 31, 2020, after-tax ROIC was 19.9 percent, compared with 15.0 percent for the trailing twelve months ended November 2, 2019. The calculation of ROIC is provided on page 21.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. The rapid development and fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition and financial performance, which could be material. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. We have implemented numerous safety measures to protect our guests and team members — such as mandating face masks for all team members and guests in our stores, more rigorous cleaning processes, providing disposable face masks, gloves and thermometers for team members, installing distancing markers, limiting guest levels within our stores, and installing partitions at all stores. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

As the pandemic has evolved, we have experienced unusually strong sales, as guests rely on Target for essential items like food, medicine, cleaning products, and household stock-up items, as well as merchandise associated with guests spending more time at home. Underlying this trend, we saw significant volatility in our sales mix, including both category sales mix and the mix of sales in our stores and digital channels, including same-day fulfillment options.

TARGET CORPORATION	Q3 2020 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
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
•During the third quarter, comparable sales increased 20.7 percent, reflecting a 9.9 percent increase in store originated comparable sales and a 155 percent increase in digitally originated comparable sales. Comparable sales growth strength continued across our multi-category portfolio, with slightly higher growth in lower-margin categories.

For the nine months ended October 31, 2020, gross margin has been negatively impacted by changes in both our category and channel sales mix, as well as actions that we have taken to allow us to better fulfill guest demand for essentials. Additionally, gross margin reflects the portion of investments in pay and benefits classified within Cost of Sales. Exceptionally low clearance and promotional markdown rates partially offset these pressures.

Our SG&A expenses include significant incremental costs related to investments in pay and benefits for store team members, the spikes in merchandise volume in stores and the supply chain, incremental safety and cleaning supplies, and the impact of additional team member hours dedicated to more rigorous cleaning routines in our facilities. From an SG&A expense rate perspective, these incremental costs were more than offset by cost leverage resulting from exceptionally strong sales growth.

To support our team and minimize potential disruptions in their work to serve our guests, we have modified our plans for some of our strategic initiatives, including our previously announced remodel program. We have completed approximately 130 remodels in 2020, down from the previous expectation of approximately 300. Similarly, we opened 29 new small format stores in 2020, rather than the 36 previously announced.

During the first quarter 2020, we issued $2.5 billion of 5-year and 10-year notes in an effort to increase our cash on hand. Additionally, we entered into a $900 million 364-day credit facility, increasing our total undrawn committed credit facilities to $3.4 billion. Our operating performance during the second and third quarters of 2020 and current financial position allowed us to repurchase $1.77 billion of debt before its maturity at a market value of $2.25 billion in October 2020 and terminate the 364-day credit facility in November 2020. Note 6 to the Consolidated Financial Statements and the Liquidity and Capital Resources section provide additional information.

TARGET CORPORATION	Q3 2020 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Sales	$22,336	$18,414	21.3%	$64,403	$53,997	19.3%
Other revenue	296	251	18.1	819	716	14.3
Total revenue	22,632	18,665	21.3	65,222	54,713	19.2
Cost of sales	15,509	12,935	19.9	45,692	37,808	20.9
Selling, general and administrative expenses	4,647	4,153	11.9	13,167	11,728	12.3
Depreciation and amortization (exclusive of depreciation included in cost of sales)	541	575	(5.8)	1,660	1,717	(3.3)
Operating income	$1,935	$1,002	93.1%	$4,703	$3,460	35.9%

Rate Analysis	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gross margin rate	30.6%	29.8%	29.1%	30.0%
SG&A expense rate	20.5	22.3	20.2	21.4
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.4	3.1	2.5	3.1
Operating income margin rate	8.5	5.4	7.2	6.3
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

The increase in sales during the three and nine months ended October 31, 2020, is due to a comparable sales increase of 20.7 percent and 18.7 percent, respectively, and the contribution from new stores.

Comparable Sales	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Comparable sales change	20.7%	4.5%	18.7%	4.2%
Drivers of change in comparable sales
Number of transactions	4.5	3.1	2.6	3.3
Average transaction amount	15.6	1.4	15.7	0.9

TARGET CORPORATION	Q3 2020 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Contribution to Comparable Sales Change	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stores originated channel comparable sales change	9.9%	2.8%	7.3%	2.3%
Contribution from digitally originated sales	10.9	1.7	11.4	1.9
Total comparable sales change	20.7%	4.5%	18.7%	4.2%
Note: Amounts may not foot due to rounding.

Sales by Channel	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stores originated	84.3%	92.5%	83.9%	92.7%
Digitally originated	15.7	7.5	16.1	7.3
Total	100%	100%	100%	100%

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Apparel and accessories	18%	20%	17%	19%
Beauty and household essentials	27	28	28	28
Food and beverage	20	20	20	20
Hardlines	15	13	16	14
Home furnishings and décor	20	19	19	19
Total	100%	100%	100%	100%

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

RedCard Penetration	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Target Debit Card	12.2%	12.5%	12.2%	12.7%
Target Credit Cards	9.3	10.7	9.2	10.6
Total RedCard Penetration	21.5%	23.1%	21.4%	23.3%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q3 2020 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Gross Margin Rate
For the three months ended October 31, 2020, our gross margin rate was 30.6 percent compared with 29.8 percent in the comparable period last year. This increase reflected the net impact of merchandising actions, most notably the benefit of exceptionally low clearance and promotional markdown rates. The increase was partially offset by increased digital fulfillment and supply chain costs (stemming from unusually strong growth in digital volume and higher pay and benefit costs classified within Cost of Sales) and the impact of category sales mix, as sales growth was strongest in lower-margin categories.
For the nine months ended October 31, 2020, our gross margin rate was 29.1 percent compared with 30.0 percent in the comparable period last year. This decrease reflected increased digital fulfillment and supply chain costs (stemming from unusually strong growth in digital volume combined with the impact of higher pay and benefit costs classified within Cost of Sales) and the impact of category sales mix, as sales growth was strongest in lower-margin categories. The decrease was partially offset by the net impact of merchandising actions, most notably the benefit of exceptionally low clearance and promotional markdown rates.

Selling, General, and Administrative Expense Rate

For the three and nine months ended October 31, 2020, our SG&A expense rate was 20.5 percent and 20.2 percent, respectively, compared with 22.3 percent and 21.4 percent, respectively, in the comparable periods last year. Incremental team member pay and benefits and investments to protect the health and safety of guests represented approximately $300 million of the $494 million increase in SG&A expenses for the three months ended October 31, 2020, and approximately $900 million of the $1.4 billion increase for the nine months ended October 31, 2020, compared with the prior year periods. From a rate perspective, these increased costs were more than offset by leverage resulting from strong revenue growth.

TARGET CORPORATION	Q3 2020 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Beginning store count	1,871	1,853	1,868	1,844
Opened	27	9	30	20
Closed	(1)	—	(1)	(2)
Ending store count	1,897	1,862	1,897	1,862

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	October 31, 2020	February 1, 2020	November 2, 2019	October 31, 2020	February 1, 2020	November 2, 2019
170,000 or more sq. ft.	273	272	272	48,798	48,619	48,619
50,000 to 169,999 sq. ft.	1,509	1,505	1,504	189,508	189,227	189,164
49,999 or less sq. ft.	115	91	86	3,342	2,670	2,475
Total	1,897	1,868	1,862	241,648	240,516	240,258
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $632 million and $871 million for the three and nine months ended October 31, 2020, respectively, and $113 million and $359 million for the three and nine months ended November 2, 2019, respectively. Net interest expense for the three and nine months ended October 31, 2020, increased primarily due to a loss on early retirement of debt of $512 million.

Provision for Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended October 31, 2020, was 21.9 percent and 21.7 percent, respectively, compared with 21.7 percent and 22.4 percent, respectively, for the comparable periods last year. The effective tax rate for the nine months ended October 31, 2020, reflects a larger rate benefit from discrete items, primarily related to share-based payments, compared with the prior year.

TARGET CORPORATION	Q3 2020 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	October 31, 2020			November 2, 2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$2.01			$1.37
Adjustments
Loss on debt extinguishment	$512	$379	$0.75	$—	$—	$—
Loss on investment (a)	8	9	0.02	—	—	—
Other (b)	8	6	0.01	(9)	(6)	(0.01)
Adjusted diluted earnings per share from continuing operations			$2.79			$1.36

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	October 31, 2020			November 2, 2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$5.91			$4.71
Adjustments
Loss on debt extinguishment	$512	$379	$0.75	$—	$—	$—
Loss on investment (a)	19	18	0.03	—	—	—
Other (b)	33	24	0.05	(9)	(6)	(0.01)
Adjusted diluted earnings per share from continuing operations			$6.75			$4.70
Note: Amounts may not foot due to rounding.
(a)Includes an unrealized loss on our investment in Casper Sleep Inc., which is not core to our continuing operations.
(b)For 2020, includes store damage and inventory losses related to civil unrest. For 2019, represents an insurance recovery related to the 2013 data breach.

TARGET CORPORATION	Q3 2020 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions) (unaudited)	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Net earnings from continuing operations	$1,014	$706	43.6%	$2,988	$2,436	22.6%
+ Provision for income taxes	284	195	45.7	828	703	17.8
+ Net interest expense	632	113	457.7	871	359	142.6
EBIT	$1,930	$1,014	90.2%	$4,687	$3,498	34.0%
+ Total depreciation and amortization (a)	603	637	(5.1)	1,848	1,905	(2.9)
EBITDA	$2,533	$1,651	53.5%	$6,535	$5,403	21.0%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2020 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	October 31, 2020	November 2, 2019
Operating income	$5,901	$4,577
+ Net other income / (expense)	(46)	45
EBIT	5,855	4,622
+ Operating lease interest (a)	87	86
- Income taxes (b)	1,277	1,043
Net operating profit after taxes	$4,665	$3,665

Denominator	October 31, 2020	November 2, 2019	November 3, 2018
Current portion of long-term debt and other borrowings	$131	$1,159	$1,535
+ Noncurrent portion of long-term debt	12,490	10,513	10,104
+ Shareholders' investment	13,319	11,545	11,080
+ Operating lease liabilities (c)	2,400	2,390	2,208
- Cash and cash equivalents	5,996	969	825
Invested capital	$22,344	$24,638	$24,102
Average invested capital (d)	$23,491	$24,369

After-tax return on invested capital	19.9%	15.0%
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
(b)Calculated using the effective tax rates for continuing operations, which were 21.5 percent and 22.1 percent for the trailing twelve months ended October 31, 2020, and November 2, 2019, respectively. For the trailing twelve months ended October 31, 2020, and November 2, 2019, includes tax effect of $1.3 billion and $1.0 billion, respectively, related to EBIT, and $19 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q3 2020 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, and pay dividends. In response to COVID-19, we suspended our share repurchase program in March 2020. In November 2020, we lifted the share repurchase suspension and announced that we expect to resume share repurchases in 2021. We continue to anticipate ample access to commercial paper and long-term financing.

Our cash and cash equivalents balance was $6.0 billion, $2.6 billion, and $1.0 billion as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively. Our cash and cash equivalents balance includes short-term investments of $5.1 billion, $1.8 billion, and $163 million as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Operating cash flow provided by continuing operations was $7.0 billion for the nine months ended October 31, 2020, compared with $4.1 billion for the nine months ended November 2, 2019. The increase reflects stronger operating performance combined with higher payables leverage during the nine months ended October 31, 2020, due to increased inventory turnover driven by strong sales, compared with the nine months ended November 2, 2019. Additionally, operating cash flows for the nine months ended October 31, 2020, reflect increased payroll-related liabilities, including the deferral of employer social security tax payments.

Inventory

Inventory was $12.7 billion as of October 31, 2020, compared with $9.0 billion and $11.4 billion at February 1, 2020, and November 2, 2019, respectively. The increase reflects efforts to align inventory with sales trends.

Investing Cash Flows

Cash flow required for investing activities included capital expenditures of $2.0 billion and $2.4 billion for the nine months ended October 31, 2020, and November 2, 2019, respectively. During the nine months ended October 31, 2020, we completed new store and remodel projects that were in process as the COVID-19 crisis developed. However, in response to COVID-19, we have modified plans for some of our strategic initiatives including store remodels and new store openings. We expect full year 2020 capital expenditures to be $2.5 billion to $3.0 billion.

Dividends

We paid dividends totaling $340 million ($0.68 per share) and $1.0 billion ($2.00 per share) for the three and nine months ended October 31, 2020, respectively, and $337 million ($0.66 per share) and $995 million ($1.94 per share) for the three and nine months ended November 2, 2019, respectively, a per share increase of 3.0 percent and 3.1 percent, respectively. We declared dividends totaling $346 million ($0.68 per share) during the third quarter of 2020, a per share increase of 3.0 percent over the $338 million ($0.66 per share) of declared dividends during the third quarter of 2019. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

TARGET CORPORATION	Q3 2020 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Share Repurchase

We returned $609 million to shareholders through share repurchase during the nine months ended October 31, 2020. We did not repurchase any shares during the three months ended October 31, 2020. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Consolidated Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 31, 2020, our credit ratings were as follows:

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

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks, which expires in October 2023. No balances were outstanding under any credit facility at any time during 2020 or 2019.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of October 31, 2020, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Contractual Obligations and Commitments

As of the date of this report, other than the new borrowings and payments discussed in Note 6 to the Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 1, 2020, as reported in our 2019 Form 10-K.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q3 2020 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q3 2020 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program with no stated expiration. We began repurchasing shares under the authorization during the first quarter of 2020. Under the program, we have repurchased 4.6 million shares of common stock at an average price of $105.80, for a total investment of $484 million. As of October 31, 2020, the dollar value of shares that may yet be purchased under the program is $4.5 billion. There were no Target common stock purchases made during the three months ended October 31, 2020, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2020 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

(3)         Incorporated by reference to Exhibit (10)D to the Registrant’s Form 8-K Report filed June 11, 2020.

TARGET CORPORATION	Q3 2020 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 25, 2020	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q3 2020 Form 10-Q	27