Form 10-K
period 2021-01-30
TARGET CORP
filed 2021-03-10
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2020, was $62,803,635,300 based on the closing price of $125.88 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding as of March 4, 2021, were 498,616,180.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2021, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2020 Form 10-K	1

BUSINESS	Table of Contents

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

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2020 sales was related to our owned and exclusive brands, including but not limited to the following:

Owned Brands
A New Day™	Hearth & Hand™ with Magnolia	Shade & Shore™
All in Motion™	heyday™	Simply Balanced™
Archer Farms™	Hyde & EEK! Boutique™	Smartly™
Art Class™	JoyLab™	Smith & Hawken™
Auden™	Knox Rose™	Sonia Kashuk™
Ava & Viv™	Kona Sol™	Spritz™
Boots & Barkley™	Made By Design™	Stars Above™
Bullseye's Playground™	Market Pantry™	Sun Squad™
Casaluna™	More Than Magic™	Threshold™
Cat & Jack™	Opalhouse™	Universal Thread™
Cloud Island™	Open Story™	up & up™
Colsie™	Original Use™	Wild Fable™
Embark™	Pillowfort™	Wondershop™
Everspring™	Project 62™	Xhilaration™
Good & Gather™	Prologue™
Goodfellow & Co™	Room Essentials™

Exclusive Adult Beverage Brands
California Roots™	Rosé Bae™	Wine Cube™
Mystic Reef™	The Collection™

TARGET CORPORATION	2020 Form 10-K	2

BUSINESS	Table of Contents

We also sell merchandise through periodic exclusive design and creative partnerships and generate revenue from in-store amenities such as Target Café and leased or licensed departments such as Target Optical, Starbucks, and other food service offerings. CVS Pharmacy, Inc. (CVS) operates pharmacies and clinics in our stores under a perpetual operating agreement from which we generate annual occupancy income. In 2020, we announced a partnership with Ulta Beauty under which we will operate Ulta Beauty at Target, a shop-in-shop experience debuting on Target.com and in more than 100 Target locations beginning in 2021, with plans to scale to hundreds more over time.

Customer Loyalty Programs

Our guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target™ MasterCard® (collectively, RedCards™). We also seek to drive customer loyalty and trip frequency through our Target Circle program, where members earn 1 percent rewards on nearly all non-RedCard purchases, among other benefits.

Distribution

The vast majority of merchandise is distributed to our stores through our network of distribution centers. Common carriers ship merchandise to and from our distribution centers. Vendors or third-party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests via common carriers (from stores, distribution centers, vendors, and third-party distributors), delivery via our wholly owned subsidiary, Shipt, Inc. (Shipt), and through guest pick-up at our stores. Our stores fulfill the majority of the digitally originated sales, which allows improved product availability, faster fulfillment times, reduced shipping costs, and allows us to offer guests a suite of same-day fulfillment options such as Order Pickup, Drive Up, and Shipt.

Human Capital Management

At Target, our purpose is to help all families discover the joy of everyday life. In support of this purpose we invest in our team, our most important asset, by giving them opportunities to grow professionally, take care of themselves, each other and their families, and to make a difference for our guests and our communities. We are among the largest private employers in the U.S., and our workforce has varying goals and expectations of their employment relationship, from team members looking to build a career to students, retirees and others who are seeking to supplement their income in an enjoyable atmosphere. We seek to be an employer of choice to attract and retain top talent no matter their objectives in seeking employment. To that end, we strive to foster an engaged, diverse, inclusive, safe, purpose-driven culture where employees, referred to as "team members," have equitable opportunities for success.

As of January 30, 2021, we employed approximately 409,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

Talent Development and Engagement

We offer a compelling work environment with meaningful experiences and abundant growth and career-development opportunities. This starts with the opportunity to do challenging work and learn on the job and is supplemented by programs and continuous learning that help our team build skills at all levels, including programs focused on specialized skill development, leadership opportunities, coaching, and mentoring. Our talent and succession planning process supports the development of a diverse talent pipeline for leadership and other critical roles. We monitor our team members’ perceptions of these commitments through a number of surveys and take steps to address areas needing improvement.

TARGET CORPORATION	2020 Form 10-K	3

BUSINESS	Table of Contents

Diversity and Inclusion

We champion workplace diversity and inclusion and focus on developing, advancing, and recruiting diverse talent. We monitor the representation of women and racially or ethnically diverse team members at different levels throughout the company and disclose the composition of our team in our annual Workforce Diversity Report (which, beginning with our 2019 report, includes demographic information using the categories disclosed in our EEO-1 report). Developing teams where team members feel heard, respected, and included is a core Target value and is also fundamental to creating an inclusive guest experience.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably, regardless of gender, race or ethnicity, and we regularly review the pay data of U.S. team members to confirm that we are doing so. Our compensation packages include a $15 per-hour minimum starting wage for US hourly team members (who comprise the vast majority of our team), a 401(k) plan with matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, tuition reimbursement, various team member assistance programs, an annual short-term incentive program, long-term equity awards, and health insurance benefits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

Workplace Health and Safety

We strive to maintain a safe and secure work environment and have specific safety programs. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members.

COVID-19

In 2020 we invested more than $1 billion in the well-being, health, and safety of our team members and guests. We extended certain benefits to our team members in light of the COVID-19 pandemic, including bonuses, fully-paid leaves for up to 30 days, free back-up dependent care, and a variety of mental, emotional, and physical wellness resources. We also enacted dozens of safety, social distancing, and cleaning measures designed to protect our team and guests during the COVID-19 pandemic.

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

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, our "Expect More. Pay Less." brand promise, and our "Bullseye Design," have been registered with the United States (U.S.) Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our brands.

TARGET CORPORATION	2020 Form 10-K	4

BUSINESS & RISK FACTORS	Table of Contents

Geographic Information

Nearly all of our revenues are generated within the U.S. The vast majority of our property and equipment is located within the U.S.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at investors.target.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC. Our Corporate Governance Guidelines, Code of Ethics, Corporate Responsibility Report, and the charters for the committees of our Board of Directors are also available free of charge in print upon request or at investors.target.com. Information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We believe that one of the reasons our shareholders, guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving those different constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Target. It may be difficult to control negative publicity, regardless of whether it is accurate. Target’s position or perceived lack of position on social, environmental, public policy or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation. While reputations may take decades to build, negative incidents can quickly erode trust and confidence and can result in consumer boycotts, governmental investigations, or litigation. In addition, vendors and others with whom we do business may affect our reputation. For example, CVS operates clinics and pharmacies within our stores, and our guests’ perceptions of and experiences with CVS may affect our reputation. Negative reputational incidents could adversely affect our business through lost sales, loss of new store and development opportunities, or team member retention and recruiting difficulties.

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

TARGET CORPORATION	2020 Form 10-K	5

RISK FACTORS	Table of Contents

The retail industry's continuing migration to digital channels has affected the ways we differentiate from other retailers. In particular, consumers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price or the functionality of the digital tools. Consumers may also use third-party channels or devices, such as voice assistants and smart home devices, to initiate shopping searches and place orders, which could sometimes make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any difficulties in executing our differentiation efforts, actions by our competitors in response to these efforts, or failures by vendors in managing their own channels, content and technology systems to support these efforts could adversely affect our sales, gross margins, and expenses.

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

A large part of our business is dependent on our ability to make trend-right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, accessories, home décor, electronics, toys, seasonal offerings, food, and others. If we do not obtain accurate and relevant data on guest preferences, predict and quickly respond to changing consumer tastes, preferences, spending patterns and other lifestyle decisions, emphasize the correct categories, implement competitive and effective pricing and promotion strategies, or personalize our offerings to our guests, we may experience lost sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations.

Investments and Infrastructure Risks

If our capital investments in remodeling existing stores, building new stores, and improving technology and supply chain infrastructure do not achieve appropriate returns, our competitive position, financial condition and results of operations could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. Our store remodel program is large and is being implemented using a custom approach based on the condition of each store and characteristics of the surrounding neighborhood. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.

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

TARGET CORPORATION	2020 Form 10-K	6

RISK FACTORS	Table of Contents

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

We rely extensively on computer systems throughout our business. We also rely on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, catastrophic events, and implementation errors. If our systems are damaged, disrupted or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could require additional promotional activities to attract guests and otherwise adversely affect our results of operations. We continually invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact guest experience and guest confidence. For example, in the past we have experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, negatively impacted some guests’ experiences, and generated negative publicity.

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to provide information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, we may face additional costly government enforcement actions and private litigation, and our reputation and results of operations could suffer.

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

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is increasingly demanding and has enhanced requirements for using and treating personal data. Complying with data protection requirements, such as those imposed by a variety of state laws, may cause us to incur substantial costs, require changes to our business practices, limit our ability to obtain data used to provide a differentiated guest experience, and expose us to further litigation and regulatory risks, each of which could adversely affect our results of operations.

TARGET CORPORATION	2020 Form 10-K	7

RISK FACTORS	Table of Contents

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

We are dependent on our vendors, including common carriers, to supply merchandise to our distribution centers, stores, and guests. As we continue to add capabilities to quickly move the appropriate amount of inventory at optimal operational costs through our entire supply chain, operating our fulfillment network becomes more complex and challenging. If our fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced at times during 2020, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs, which could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.

A large portion of our merchandise is sourced, directly or indirectly, from outside the U.S., with China as our single largest source. Any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, between the U.S. and countries from which we source merchandise could require us to take certain actions, including for example raising prices on products we sell and seeking alternative sources of supply from vendors in other countries with whom we have less familiarity, which could adversely affect our reputation, sales, and our results of operations.

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our supply of merchandise, increase our costs, and/or adversely affect our results of operations. There have been periodic labor disputes impacting the U.S. ports that have caused us to make alternative arrangements to continue the flow of inventory, and if these types of disputes recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, could adversely affect our results of operations.

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

Legal, Regulatory, Global and Other External Risks

The COVID-19 pandemic has affected our business in many different ways, and may continue to amplify the risks and uncertainties facing our business and their potential impact on our financial position, results of operations, and cash flows.

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the overall health of the U.S. economy to deteriorate. In 2020, our sales growth was most pronounced in lower margin categories with an increased percentage originated through our digital channels. While some of the changes in guest shopping patterns in connection with the COVID-19 pandemic may be temporary, others could become long-lasting. If the shifts in our category sales mix to lower-margin merchandise and fulfilling a significantly larger percentage of our sales through digital channels become long-lasting and we are unable to offset the lower margin and increased costs of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings, or expense reductions, our results of operations could be adversely affected.

TARGET CORPORATION	2020 Form 10-K	8

RISK FACTORS	Table of Contents

Shifts in shopping patterns during the COVID-19 pandemic have also significantly affected our inventory position and disrupted our supply chain. At times we have been unable to procure certain merchandise items in the quantities our guests seek, including those most in demand due to the COVID-19 pandemic. If we have additional times where we are unable to re-stock those products for an extended period, it may lead to lost sales and negatively affect our results of operations. For other products with demand below historic levels, many of which are in higher-margin categories such as Apparel and Accessories, we took actions to help manage that inventory, such as slowing or cancelling purchase orders and paying related cancellation fees, asking vendors to store excess inventory on their premises, and accelerating markdowns of inventory. Those increased costs, along with lost sales for those higher-margin products, have at times negatively affected, and may continue to negatively affect, our profitability. Our vendors have been and may be affected by the COVID-19 pandemic in differing ways. Some financially distressed vendors may be unable to survive the COVID-19 pandemic, which would require us to seek alternative vendors, while others are having difficulty supplying us products in the quantities our guests seek, which could negatively affect our results of operations.

Nearly all of our stores, digital channels, and distribution centers have remained open during the COVID-19 pandemic. We have incurred significant SG&A expenses related to efforts to protect the health and well-being of our guests and team members. Most of our headquarters operations have transitioned to remote working arrangements, which has amplified our already extensive reliance on computer systems and on our continued and unimpeded access to the Internet to use those systems. During parts of the COVID-19 pandemic, we have had to temporarily alter other parts of our operations, including adjusting our in-store returns process, suspending physical inventory counts at our stores, metering guest traffic, reducing store hours, and, in some locations, restricting access to “non-essential” sections of our stores due to emergency state or local operating restrictions. Those temporary alterations to our operations have at times negatively affected, and in the future could negatively affect, the guest experience, sales, and our results of operations. In addition, if guests or team members have negative perceptions about the cleanliness and safety of our stores in light of the COVID-19 pandemic, our reputation, the guest experience, sales, and our results of operations could be adversely affected.

During the COVID-19 pandemic some of our competitors were forced to temporarily suspend or limit their operations. In addition, many guests significantly reduced their spending on dining, travel, lodging, and other leisure activities outside their homes. Both of those factors may have contributed to our increased sales during the COVID-19 pandemic. As our competitors return to full operations and guests return to spending on those other categories, it could lead to lower sales than we experienced during the COVID-19 pandemic, which could negatively affect our results of operations.

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

The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations may not be known for an extended period and will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the availability and effectiveness of the COVID-19 vaccines, and related actions taken by the U.S., state, local, and international governments, which are uncertain and cannot be predicted. If the COVID-19 pandemic continues without improvement or worsens, its impacts could be more prolonged and may become more severe. The fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition, and financial performance, which could be material.

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

TARGET CORPORATION	2020 Form 10-K	9

RISK FACTORS	Table of Contents

These same considerations impact the success of our credit card program. We share in the profits generated by the credit card program with TD, which owns the receivables generated by our proprietary credit cards. Deterioration in macroeconomic conditions or changes in consumer preferences concerning our credit card program could adversely affect the volume of new credit accounts, the amount of credit card program balances, and the ability of credit card holders to pay their balances. These conditions could result in us receiving lower profit-sharing payments.

Uncharacteristic or significant weather conditions, natural disasters, and other catastrophic events could adversely affect our results of operations.

Uncharacteristic or significant weather conditions can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, three of our largest states by total sales are California, Texas and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales or operations are concentrated could result in significant physical damage to or closure of one or more of our stores, distribution centers, facilities, or key vendors. In addition, natural disasters and other catastrophic events, such as the COVID-19 pandemic, in areas where we or our vendors have operations, could cause delays in the distribution of merchandise from our vendors to our distribution centers, stores, and guests, affect consumer purchasing power, or reduce consumer demand, which could adversely affect our results of operations by increasing our costs and lowering our sales.

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce and the concentration of work in certain global locations, our labor costs and results of operations could be adversely affected.

With over 350,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing and effectively organize and manage those resources as our business and strategic priorities change. Many team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. If we are unable to attract and retain a workforce meeting our needs, our operations, guest service levels, support functions, and competitiveness could suffer and our results of operations could be adversely affected. We are periodically subject to labor organizing efforts. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs and how we operate our business. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our operations and financial results.

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

TARGET CORPORATION	2020 Form 10-K	10

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

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

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2020 Form 10-K	11

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of January 30, 2021	Stores	Retail Sq. Ft. (in thousands)	Stores as of January 30, 2021	Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,132	Montana	7	777
Alaska	3	504	Nebraska	14	2,005
Arizona	46	6,080	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	9	1,148
California	307	36,968	New Jersey	47	5,992
Colorado	42	6,244	New Mexico	10	1,185
Connecticut	21	2,731	New York	87	10,289
Delaware	3	440	North Carolina	51	6,540
District of Columbia	5	342	North Dakota	4	554
Florida	126	17,142	Ohio	64	7,829
Georgia	50	6,814	Oklahoma	15	2,167
Hawaii	7	1,111	Oregon	20	2,312
Idaho	6	664	Pennsylvania	75	9,094
Illinois	99	12,131	Rhode Island	4	517
Indiana	32	4,185	South Carolina	19	2,359
Iowa	21	2,859	South Dakota	5	580
Kansas	17	2,385	Tennessee	30	3,816
Kentucky	14	1,571	Texas	153	21,029
Louisiana	15	2,120	Utah	14	1,950
Maine	5	630	Vermont	1	60
Maryland	40	4,960	Virginia	60	7,754
Massachusetts	49	5,506	Washington	40	4,424
Michigan	53	6,286	West Virginia	6	755
Minnesota	73	10,315	Wisconsin	36	4,427
Mississippi	6	743	Wyoming	2	187
Missouri	35	4,608
			Total	1,897	241,648

Stores and Distribution Centers as of January 30, 2021	Stores	Distribution Centers (a)
Owned	1,526	34
Leased	214	10
Owned buildings on leased land	157	—
Total	1,897	44
(a)The 44 distribution centers have a total of 54.3 million square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space elsewhere in Minneapolis and the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 11 and 17 to Part II, Item 8, Financial Statements and Supplementary Data (the Financial Statements).

TARGET CORPORATION	2020 Form 10-K	12

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

The following proceedings are being reported pursuant to Item 103 of Regulation S-K:

The Federal Securities Law Class Actions and ERISA Class Actions described below relate to certain prior disclosures by Target about its expansion of retail operations into Canada (the Canada Disclosure).

Federal Securities Law Class Actions

On May 17, 2016 and May 24, 2016, Target Corporation and certain present and former officers were named as defendants in two purported federal securities law class actions (the Federal Securities Law Class Actions) filed in the U.S. District Court for the District of Minnesota (the Court). The lead plaintiff filed a Consolidated Amended Class Action Complaint (First Complaint) on November 14, 2016, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to the Canada Disclosure and naming Target, its former chief executive officer, its present chief operating officer, and the former president of Target Canada as defendants. On March 19, 2018, the Court denied the plaintiff's motion to alter or amend the final judgment issued on July 31, 2017, dismissing the Federal Securities Law Class Actions. On April 18, 2018, the plaintiff appealed the Court's final judgment. On April 10, 2020, the U.S. Court of Appeals for the Eighth Circuit (the Appeals Court) affirmed the prior decision by the Court dismissing the Federal Securities Law Class Actions. The plaintiffs did not seek further review, so this matter is now concluded.

ERISA Class Actions

On July 12, 2016 and July 15, 2016, Target Corporation, the Plan Investment Committee and Target’s current chief operating officer were named as defendants in two purported Employee Retirement Income Security Act of 1974 (ERISA) class actions filed in the Court. The plaintiffs filed an Amended Class Action Complaint (the First ERISA Class Action) on December 14, 2016, alleging violations of Sections 404 and 405 of ERISA relating to the Canada Disclosure and naming Target, the Plan Investment Committee, and seven present or former officers as defendants. The plaintiffs sought to represent a class consisting of all persons who were participants in or beneficiaries of the Target Corporation 401(k) Plan or the Target Corporation Ventures 401(k) Plan (collectively, the Plans) at any time between February 27, 2013 and May 19, 2014 and whose Plan accounts included investments in Target stock. The plaintiffs sought damages, an injunction and other unspecified equitable relief, and attorneys’ fees, expenses, and costs, based on allegations that the defendants breached their fiduciary duties by failing to take action to prevent Plan participants from continuing to purchase Target stock during the class period at prices that allegedly were artificially inflated. After the Court dismissed the First ERISA Class Action on July 31, 2017, the plaintiffs filed a new ERISA Class Action (the Second ERISA Class Action) with the Court on August 30, 2017, which had substantially similar allegations, defendants, class representation, and damages sought as the First ERISA Class Action, except that the class period was extended to August 6, 2014. On June 15, 2018, the Court granted the motion by Target and the other defendants to dismiss the Second ERISA Class Action. On July 16, 2018, the plaintiffs appealed the Court's dismissal. On July 28, 2020, the Appeals Court affirmed the prior decision by the Court dismissing the Second ERISA Class Action. The plaintiffs did not seek further review, so this matter is now concluded.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2020 Form 10-K	13

EXECUTIVE OFFICERS	Table of Contents

Item 4A.    Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Business Experience	Age

Katie M. Boylan	Executive Vice President and Chief Communications Officer since February 2021. Senior Vice President and Chief Communications Officer from January 2019 to February 2021. Senior Vice President, Communications from June 2017 to January 2019. Vice President, Communications from December 2015 to June 2017.	44
Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014.	62
Michael J. Fiddelke	Executive Vice President and Chief Financial Officer since November 2019. Senior Vice President, Operations from August 2018 to October 2019. Senior Vice President, Merchandising Capabilities from March 2017 to August 2018. Senior Vice President, Financial Planning & Analysis from July 2015 to March 2017.	44
Rick H. Gomez	Executive Vice President and Chief Food and Beverage Officer since February 2021. Executive Vice President and Chief Marketing, Digital & Strategy Officer from December 2019 to February 2021. Executive Vice President and Chief Marketing & Digital Officer from January 2019 to December 2019. Executive Vice President and Chief Marketing Officer from January 2017 to January 2019. Senior Vice President, Brand and Category Marketing from April 2013 to January 2017.	51
A. Christina Hennington	Executive Vice President and Chief Growth Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Essentials, Beauty, Hardlines and Services from January 2019 to January 2020. Senior Vice President, Merchandising Essentials, Beauty and Wellness from April 2017 to January 2019. Senior Vice President, Merchandising Transformation and Operations from August 2015 to April 2017.	46
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019. Senior Vice President, Talent and Organizational Effectiveness from October 2017 to January 2019. Vice President, Human Resources, Merchandising, Strategy & Innovation, from September 2015 to October 2017.	43
Don H. Liu	Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary since October 2017. Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2016 to September 2017. Executive Vice President, General Counsel and Corporate Secretary of Xerox Corporation from July 2014 to August 2016.	59
Michael E. McNamara	Executive Vice President and Chief Information Officer since January 2019. Executive Vice President and Chief Information & Digital Officer from September 2016 to January 2019. Executive Vice President and Chief Information Officer from June 2015 to September 2016.	56
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015.	55
Jill K. Sando	Executive Vice President and Chief Merchandising Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Style and Owned Brands from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Apparel & Accessories and Home from January 2019 to January 2020. Senior Vice President, Home from May 2014 to January 2019.	52
Mark J. Schindele	Executive Vice President and Chief Stores Officer since January 2020. Senior Vice President, Target Properties from January 2015 to January 2020.	52
Cara A. Sylvester	Executive Vice President and Chief Marketing & Digital Officer since February 2021. Senior Vice President, Home from March 2019 to February 2021. Vice President, Beauty & Dermstore from June 2017 to March 2019. From March 2014 to June 2017, Ms. Sylvester held different leadership positions in Housewares.	43
Laysha L. Ward	Executive Vice President and Chief External Engagement Officer since January 2017. Executive Vice President and Chief Corporate Social Responsibility Officer from December 2014 to January 2017.	53

TARGET CORPORATION	2020 Form 10-K	14

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 4, 2021, there were 13,760 shareholders of record. Dividends declared per share for the twelve months ended January 30, 2021, February 1, 2020, and February 2, 2019, are disclosed on our Consolidated Statements of Shareholders' Investment.

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program with no stated expiration. We began repurchasing shares under the authorization during the first quarter of 2020. Under the program, we have repurchased 4.6 million shares of common at an average price of $105.80, for a total investment of $484 million. As of January 30, 2021, the dollar value of shares that may yet be purchased under the program is $4.5 billion. There were no Target common stock purchases made during the three months ended January 30, 2021, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

TARGET CORPORATION	2020 Form 10-K	15

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021
Target	$100.00	$90.84	$108.44	$109.33	$175.54	$292.98
S&P 500 Index	100.00	120.87	148.47	148.38	180.37	211.48
Current Peer Group	100.00	111.09	159.84	166.68	201.97	280.21
Previous Peer Group	100.00	111.11	160.34	167.11	202.85	283.29

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index, (ii) the peer group used in previous filings consisting of 16 online, general merchandise, department store, food, and specialty retailers (Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Rite Aid Corporation, The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group, plus Albertsons Companies, Inc., The Gap, Inc., and Ross Stores, Inc. (Current Peer Group). The Current Peer Group is consistent with the retail peer group used for our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2021, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and the Peer Group on January 29, 2016, and reinvestment of all dividends.

Item 6.    Selected Financial Data

Not applicable.

TARGET CORPORATION	2020 Form 10-K	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

While our business was materially affected by the COVID-19 pandemic, resulting in significantly higher sales and profits in 2020, the pandemic highlighted the importance of our multi-category portfolio and our decision to put our stores at the center of our strategy. In 2020, we continued to make strategic investments to support our durable operating and financial model that further differentiates Target and is designed to drive sustainable sales and profit growth. We have done this through an investment strategy focused on:

Elevating the Shopping Experiences and Winning with High-Touch Service

•We remodeled 132 stores during 2020.
•We opened 30 new stores, including 29 additional small format stores in key urban markets and on college campuses.
•We invested significantly in our team, including a $15/hour minimum hourly wage for US team members, recognition bonuses, and certain other benefits in light of the COVID-19 pandemic.
•We made significant investments in the health and safety of team members and guests.

Curation at Scale

•We continued the steady stream of newness and exclusives across our assortment and continued to introduce new owned brands. We expanded the assortment of our Food & Beverage owned brand, Good & GatherTM, which launched in 2019 and has become our largest selling food brand.
•We announced a partnership with Ulta Beauty under which we will operate Ulta Beauty at Target, a shop-in-shop experience debuting on Target.com and in more than 100 Target locations beginning in 2021, with plans to scale to hundreds more over time.

Delivering Ease and Convenience through Same-Day Services

•We expanded our digital fulfillment capabilities, including fresh and frozen Food & Beverage products added to Order Pickup and Drive Up. During 2020, over 50 percent of our comparable digital sales growth was driven by same-day fulfillment options: Order Pickup, Drive Up, and delivery via Shipt.

Financial Summary

2020 included the following notable items:

•GAAP diluted earnings per share were $8.64.
•Adjusted diluted earnings per share were $9.42.
•Total revenue increased 19.8 percent, driven by an increase in comparable sales.
•Comparable sales increased 19.3 percent, driven by a 15.0 percent increase in average transaction amount.
◦Comparable store originated sales grew 7.2 percent.
◦Comparable digital originated sales increased 145 percent.
•Operating income of $6.5 billion was 40.4 percent higher than the comparable prior-year period.
•We repurchased $1.77 billion of debt before its maturity at a market value of $2.25 billion, resulting in a loss of $512 million.

Sales were $92.4 billion for 2020, an increase of $15.3 billion, or 19.8 percent, from the prior year. Operating cash flow provided by continuing operations was $10.5 billion for 2020, an increase of $3.4 billion, or 48.3 percent, from $7.1 billion for 2019.

TARGET CORPORATION	2020 Form 10-K	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements

Earnings Per Share From Continuing Operations				Percent Change
	2020	2019	2018	2020/2019	2019/2018
GAAP diluted earnings per share	$8.64	$6.34	$5.50	36.3%	15.4%
Adjustments	0.78	0.05	(0.10)
Adjusted diluted earnings per share	$9.42	$6.39	$5.39	47.4%	18.4%
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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended January 30, 2021, after-tax ROIC was 23.5 percent, compared with 16.0 percent for the trailing twelve months ended February 1, 2020. The calculation of ROIC is provided on page 24.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. The rapid development and fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition and financial performance, which has been and could continue to be material. States and local governments have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. We have implemented numerous safety measures to protect our guests and team members — such as mandating face masks for all team members and guests in our stores, more rigorous cleaning processes, providing disposable face masks, gloves and thermometers for team members, installing distancing markers at stores, limiting guest levels within our stores, and installing partitions at all stores. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

As the pandemic has evolved, we have experienced unusually strong sales, as guests rely on Target for essential items like food, medicine, cleaning products, and household stock-up items, as well as merchandise associated with guests spending more time at home. Underlying this trend, we saw significant volatility in our sales mix, including both category and channel sales mix and same-day fulfillment options.

•During the first quarter, comparable sales increased 10.8 percent, reflecting a 0.9 percent increase in store originated comparable sales and a 141 percent increase in digitally originated comparable sales. The quarter began with strength across our multi-category portfolio, followed by a shift to strong comparable sales growth in our Food & Beverage and Beauty & Household Essentials core merchandising categories and significant comparable sales declines in Apparel & Accessories. Comparable sales in Apparel & Accessories recovered notably beginning mid-April.
•During the second through fourth quarters, comparable sales increased 21.7 percent, reflecting store originated comparable sales growth of 9.1 percent, and an increase in digitally originated comparable sales of 146 percent. Comparable sales growth was strong across our multi-category portfolio, with slightly higher growth in lower-margin categories.

For the year ended January 30, 2021, gross margin was negatively impacted by changes in both our category and channel sales mix. Additionally, gross margin reflects the portion of investments in pay and benefits classified within Cost of Sales. Exceptionally low clearance and promotional markdown rates partially offset these pressures.

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

To support our team and minimize potential disruptions in their work to serve our guests, we modified our plans for some of our strategic initiatives, including our previously announced remodel program. We completed 132 remodels

TARGET CORPORATION	2020 Form 10-K	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY & ANALYSIS OF OPERATIONS	Index to Financial Statements
in 2020, down from the previous expectation of approximately 300. Similarly, we opened 29 new small format stores in 2020, rather than the 36 previously announced.

During the first quarter 2020, we issued $2.5 billion of 5-year and 10-year notes in an effort to increase our cash on hand. Additionally, we entered into a $900 million 364-day credit facility, increasing our total undrawn committed credit facilities to $3.4 billion. Our operating performance during the second and third quarters of 2020 and financial position allowed us to repurchase $1.77 billion of debt before its maturity at a market value of $2.25 billion in October 2020 and terminate the 364-day credit facility in November 2020. Note 17 to the Consolidated Financial Statements and the Liquidity and Capital Resources section provide additional information.

Sale of Dermstore

In February 2021, we sold Dermstore LLC (Dermstore) for approximately $350 million, subject to working capital and other closing adjustments. We expect to recognize a pre-tax gain in excess of $300 million in the first quarter of 2021. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Sales	$92,400	$77,130	$74,433	19.8%	3.6%
Other revenue	1,161	982	923	18.2	6.3
Total revenue	93,561	78,112	75,356	19.8	3.7
Cost of sales	66,177	54,864	53,299	20.6	2.9
SG&A expenses	18,615	16,233	15,723	14.7	3.2
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,230	2,357	2,224	(5.4)	6.0
Operating income	$6,539	$4,658	$4,110	40.4%	13.3%

Rate Analysis	2020	2019	2018
Gross margin rate	28.4%	28.9%	28.4%
SG&A expense rate	19.9	20.8	20.9
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.4	3.0	3.0
Operating income margin rate	7.0	6.0	5.5
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

A discussion regarding Results of Operations and Analysis of Financial Condition for the year ended February 1, 2020, as compared to the year ended February 2, 2019, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

TARGET CORPORATION	2020 Form 10-K	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. Note 3 to the Financial Statements defines gift card "breakage." We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and delivery via Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

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

The increase in 2020 sales compared to 2019 is due to a 19.3 percent comparable sales increase and the contribution from new stores. The COVID-19 pandemic has affected the amount and mix of sales across channels and categories.

Comparable Sales	2020	2019	2018
Comparable sales change	19.3%	3.4%	5.0%
Drivers of change in comparable sales
Number of transactions	3.7	2.7	5.0
Average transaction amount	15.0	0.7	0.1

Contribution to Comparable Sales Change	2020	2019	2018
Stores originated channel comparable sales change	7.2%	1.4%	3.2%
Contribution from digitally originated sales to comparable sales	12.1	1.9	1.8
Total comparable sales change	19.3%	3.4%	5.0%
Note: Amounts may not foot due to rounding.

Sales by Channel	2020	2019	2018
Stores originated	82.1%	91.2%	92.9%
Digitally originated	17.9	8.8	7.1
Total	100%	100%	100%

TARGET CORPORATION	2020 Form 10-K	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements

Sales by Product Category	2020	2019	2018
Apparel and accessories	16%	19%	18%
Beauty and household essentials	26	27	26
Food and beverage	20	19	20
Hardlines	18	16	17
Home furnishings and décor	20	19	19
Total	100%	100%	100%

Note 3 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

TD Bank Group offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card. Collectively, we refer to these products as RedCards™. We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for all years presented below; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	2020	2019	2018
Target Debit Card	12.3%	12.6%	13.0%
Target Credit Cards	9.2	10.7	10.9
Total RedCard Penetration	21.5%	23.3%	23.8%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

Our gross margin rate was 28.4 percent in 2020 and 28.9 percent in 2019. This decrease reflected increased digital fulfillment and supply chain costs (stemming from unusually strong growth in digital volume combined with the impact of higher pay and benefit costs classified within Cost of Sales) and the impact of category sales mix, as sales growth was strongest in lower-margin categories. The decrease was partially offset by the net impact of merchandising actions, most notably the benefit of exceptionally low clearance and promotional markdown rates.

TARGET CORPORATION	2020 Form 10-K	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 19.9 percent in 2020 and 20.8 percent in 2019. Incremental team member pay and benefits and investments to protect the health and safety of guests represented approximately $1.5 billion of the $2.4 billion increase in SG&A expenses for the year ended January 30, 2021, compared with the prior-year periods. From a rate perspective, these increased costs were more than offset by leverage resulting from strong revenue growth.

Store Data

Change in Number of Stores	2020	2019
Beginning store count	1,868	1,844
Opened	30	26
Closed	(1)	(2)
Ending store count	1,897	1,868

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 30, 2021	February 1, 2020	January 30, 2021	February 1, 2020
170,000 or more sq. ft.	273	272	48,798	48,619
50,000 to 169,999 sq. ft.	1,509	1,505	189,508	189,227
49,999 or less sq. ft.	115	91	3,342	2,670
Total	1,897	1,868	241,648	240,516
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense from continuing operations was $977 million and $477 million for 2020 and 2019, respectively. The increase was primarily due to a $512 million loss on early retirement of debt in 2020.

Provision for Income Taxes

Our 2020 effective income tax rate from continuing operations was 21.2 percent compared with 22.0 percent in 2019. The effective tax rate for 2020 reflects a larger rate benefit from discrete items, primarily related to share-based payments and resolution of certain income tax matters, partially offset by the rate impact of higher earnings, compared with the prior year.

Note 19 to the Financial Statements provides additional information.

TARGET CORPORATION	2020 Form 10-K	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

Reconciliation of Non-GAAP Adjusted EPS	2020			2019			2018
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$8.64			$6.34			$5.50
Adjustments
Loss on debt extinguishment	$512	$379	$0.75	$10	$8	$0.01	$—	$—	$—
Loss on investment (a)	19	14	0.03	41	31	0.06	—	—	—
Tax Act (b)	—	—	—	—	—	—	—	(36)	(0.07)
Other (c)	28	20	0.04	(17)	(13)	(0.02)	—	—	—
Other income tax matters (d)	—	(21)	(0.04)	—	—	—	—	(18)	(0.03)
Adjusted diluted earnings per share from continuing operations			$9.42			$6.39			$5.39
Note: Amounts may not foot due to rounding.
(a)Represents a loss on our investment in Casper Sleep Inc. (Casper), which is not core to our continuing operations.
(b)Represents discrete items related to the Tax Act. Refer to Note 19 to the Financial Statements.
(c)For 2020, includes store damage and inventory losses related to civil unrest, net of insurance recoveries. For 2019, represents insurance recoveries related to the 2013 data breach.
(d)Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

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

EBIT and EBITDA				Percent Change
(dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Net earnings from continuing operations	$4,368	$3,269	$2,930	33.6%	11.6%
+ Provision for income taxes	1,178	921	746	27.9	23.4
+ Net interest expense	977	477	461	105.1	3.3
EBIT	$6,523	$4,667	$4,137	39.8%	12.8%
+ Total depreciation and amortization (a)	2,485	2,604	2,474	(4.6)	5.3
EBITDA	$9,008	$7,271	$6,611	23.9%	10.0%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2020 Form 10-K	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	January 30, 2021	February 1, 2020
Operating income	$6,539	$4,658
+ Net other income / (expense)	(16)	9
EBIT	6,523	4,667
+ Operating lease interest (a)	87	86
- Income taxes (b)	1,404	1,045
Net operating profit after taxes	$5,206	$3,708

Denominator	January 30, 2021	February 1, 2020	February 2, 2019
Current portion of long-term debt and other borrowings	$1,144	$161	$1,052
+ Noncurrent portion of long-term debt	11,536	11,338	10,223
+ Shareholders' investment	14,440	11,833	11,297
+ Operating lease liabilities (c)	2,429	2,475	2,170
- Cash and cash equivalents	8,511	2,577	1,556
Invested capital	$21,038	$23,230	$23,186
Average invested capital (d)	$22,134	$23,208

After-tax return on invested capital	23.5%	16.0%
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
(b)Calculated using the effective tax rates for continuing operations, which were 21.2 percent and 22.0 percent for the trailing twelve months ended January 30, 2021, and February 1, 2020, respectively. For the trailing twelve months ended January 30, 2021, and February 1, 2020, includes tax effect of $1.4 billion and $1.0 billion, respectively, related to EBIT, and $18 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2020 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

In response to COVID-19, we suspended our share repurchase program in March 2020. In November 2020, we lifted the share repurchase suspension and, in February 2021, began repurchasing shares. We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

Our period-end cash and cash equivalents balance increased to $8.5 billion from $2.6 billion in 2019. Our cash and cash equivalents balance includes short-term investments of $7.6 billion and $1.8 billion as of January 30, 2021, and February 1, 2020, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Operating cash flow provided by continuing operations was $10.5 billion in 2020 compared with $7.1 billion in 2019. The increase reflects stronger operating performance combined with higher payables leverage during 2020 due to increased inventory turnover driven by strong sales, compared with 2019. Additionally, operating cash flows for 2020 reflect increased payroll-related liabilities, including the deferral of employer social security tax payments and higher incentive compensation.

Inventory

Year-end inventory was $10.7 billion, compared with $9.0 billion in 2019. Inventory levels were higher as of January 30, 2021, compared with February 1, 2020, reflecting efforts to align inventory with sales trends.

TARGET CORPORATION	2020 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Capital expenditures decreased in 2020 from the prior year as we modified plans for some of our strategic initiatives, including store remodels and new store openings, as a result of COVID-19. We have completed over 800 remodels since the launch of the current program in 2017, including 132 in 2020. We expect to complete 150 full-store remodels and open 30 to 40 new stores during 2021.

In addition to these cash investments, we entered into leases related to new stores in 2020, 2019, and 2018 with total future minimum lease payments of $764 million, $669 million, and $473 million, respectively, and new leases related to our supply chain with total future minimum lease payments of $442 million, $185 million, and $11 million, respectively.

We expect capital expenditures in 2021 of approximately $4.0 billion to support remodels, new stores, and supply chain projects to add replenishment capacity and modernize the network, including sortation centers. Beyond full-store remodels, we will invest in optimizing front-end space in our highest-volume locations, increasing the efficiency of our Pickup and Drive Up services, as well as the build-out of Ulta Beauty shop-in-shops. We also expect to continue to invest in new store and supply chain leases.

Dividends

We paid dividends totaling $1.3 billion ($2.68 per share) in 2020 and $1.3 billion ($2.60 per share) in 2019, a per share increase of 3.1 percent. We declared dividends totaling $1.4 billion ($2.70 per share) in 2020 and $1.3 billion ($2.62 per share) in 2019, a per share increase of 3.1 percent. We have paid dividends every quarter since our 1967 initial public offering and it is our intent to continue to do so in the future.

Share Repurchases

During 2020 and 2019 we returned $609 million and $1.5 billion, respectively, to shareholders through share repurchase. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 21 to the Financial Statements for more information.

TARGET CORPORATION	2020 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of January 30, 2021, our credit ratings were as follows:

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

In 2020, we funded our holiday sales period working capital needs through internally generated funds. In 2019, we funded our holiday sales period working capital needs through internally generated funds and the issuance of commercial paper.

We have additional liquidity through a committed $2.5 billion revolving credit facility obtained through a group of banks, which expires in October 2023. No balances were outstanding at any time during 2020 or 2019.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of January 30, 2021, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Note 16 to the Financial Statements provides additional information.

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

Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $10.7 billion and $9.0 billion as of January 30, 2021, and February 1, 2020, respectively, and is further described in Note 9 to the Financial Statements.

Vendor income:    We receive various forms of consideration from our vendors (vendor income), principally earned as a result of volume rebates, markdown allowances, promotions, and advertising allowances. Substantially all vendor income is recorded as a reduction of cost of sales. Vendor income earned can vary based on a number of factors, including purchase volumes, sales volumes, and our pricing and promotion strategies.

TARGET CORPORATION	2020 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $504 million and $464 million as of January 30, 2021, and February 1, 2020, respectively. Vendor income is described further in Note 5 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group is less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $62 million, $23 million, and $92 million in 2020, 2019, and 2018, respectively, which are described further in Note 11 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $510 million and $465 million as of January 30, 2021, and February 1, 2020, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $25 million in 2020. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $193 million and $188 million as of January 30, 2021, and February 1, 2020, respectively. We believe the resolution of these matters will not have a material adverse impact on our consolidated financial statements. Income taxes are described further in Note 19 to the Financial Statements.

Pension accounting:    We maintain a funded qualified defined benefit pension plan, as well as nonqualified and international pension plans that are generally unfunded, for certain current and retired team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits vary depending on each team member's full-time or part-time status, date of hire, age, length of service, and/or compensation. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate, compensation growth rates, mortality, and retirement age. These assumptions, with adjustments made for any significant plan or participant changes, are used to determine the period-end benefit obligation and establish expense for the next year.

Our 2020 expected long-term rate of return on plan assets of 6.10 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $40 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities.

TARGET CORPORATION	2020 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
NEW ACCOUNTING PRONOUNCEMENTS & FORWARD-LOOKING STATEMENTS	Index to Financial Statements
Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease to the weighted average discount rate would increase annual expense by $59 million.

Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

Pension benefits are further described in Note 24 to the Financial Statements.

Legal and other contingencies:    We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. We do not believe any of the currently identified claims or litigation may materially affect our results of operations, cash flows, or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 15 to the Financial Statements for further information on contingencies.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for claims, litigation and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, the expected impact of changes in information technology systems, future responses to and effects of the COVID-19 pandemic, and changes in our assumptions and expectations.

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

TARGET CORPORATION	2020 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of January 30, 2021, our exposure to market risk was primarily from interest rate changes on our debt obligations, some of which are at a London Interbank Offered Rate (LIBOR). Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. As of January 30, 2021, our floating rate short-term investments exceeded our floating rate debt by approximately $6.1 billion. Based on our balance sheet position as of January 30, 2021, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our floating rate short-term investments, would increase our earnings before income taxes by $6 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. For example, our short-term investments as of January 30, 2021, exceeded our floating rate debt due to operating cash flow acceleration driven by strong operating results, as well as the temporary suspension of share repurchases and reduced capital expenditures in the uncertain environment. See further description of our debt and derivative instruments in Notes 16 and 17 to the Financial Statements.

The United Kingdom's Financial Conduct Authority has announced the intent to phase out LIBOR over the next several years. We do not expect the phase out to materially impact our financial statements, liquidity or access to capital markets.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of January 30, 2021, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $5 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $59 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. At year-end, we had hedged 65 percent of the interest rate exposure of our plan liabilities.

As more fully described in Note 23 to the Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that substantially offset our economic exposure to the returns on these plans.

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2020 Form 10-K	30

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2020 Form 10-K	31

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 10, 2021	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2021 expressed an unqualified opinion thereon.
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

TARGET CORPORATION	2020 Form 10-K	32

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Inventory and related Cost of Sales
Description of the Matter
At January 30, 2021, the Corporation’s inventory was $10,653 million. As described in Note 9 to the consolidated financial statements, the Corporation accounts for the vast majority of its inventory under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value.

Auditing inventory requires extensive audit effort including significant involvement of more experienced audit team members, including the involvement of our information technology (IT) professionals, given the relatively higher level of automation impacting the inventory process including the involvement of multiple information systems used to capture the high volume of transactions processed by the Corporation. Further, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying information systems utilized to process transactions. In addition, in March 2020, as a result of COVID-19, the Company temporarily suspended physical inventory counts at its stores. The Company resumed physical inventory counts in June 2020 using a statistical sampling method. Historically, the Company counted nearly all of its stores annually.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s inventory process, including the underlying IT general controls. For example, we tested automated controls performed by the Corporation’s information systems and controls over the completeness of data transfers between information systems used in performing the Corporation’s RIM calculation. Our audit procedures included, among others, testing the processing scenarios of the automated controls by evaluating configuration settings and performing a transaction walkthrough for each scenario. In addition, we evaluated the design and tested the effectiveness of controls over the Company’s modified store inventory count process, including the determination of the number of stores counted and evaluation of the results from the sample it counted.

Our audit procedures also included, among others, testing the key inputs into the RIM calculation, including purchases, sales, shortage, and price changes (markdowns) by comparing the key inputs back to source information such as third-party vendor invoices, third-party inventory count information and cash receipts. We performed extensive analytical procedures. For example, we performed store square footage analytics to predict ending inventory values at each store location, as well as predictive markdown analytics based on inquiries held with members of the merchant organization to assess the level of price changes within a category. In addition, we tested the existence of inventories by observing physical inventory counts for a sample of stores and distribution centers.

Valuation of Vendor Income Receivables
Description of the Matter
At January 30, 2021, the Corporation’s vendor income receivables totaled $504 million. As discussed in Note 5 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

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

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 10, 2021

TARGET CORPORATION	2020 Form 10-K	33

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2021, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 30, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 10, 2021	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 10, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 10, 2021

TARGET CORPORATION	2020 Form 10-K	34

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2020	2019	2018
Sales	$92,400	$77,130	$74,433
Other revenue	1,161	982	923
Total revenue	93,561	78,112	75,356
Cost of sales	66,177	54,864	53,299
Selling, general and administrative expenses	18,615	16,233	15,723
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,230	2,357	2,224
Operating income	6,539	4,658	4,110
Net interest expense	977	477	461
Net other (income) / expense	16	(9)	(27)
Earnings from continuing operations before income taxes	5,546	4,190	3,676
Provision for income taxes	1,178	921	746
Net earnings from continuing operations	4,368	3,269	2,930
Discontinued operations, net of tax	—	12	7
Net earnings	$4,368	$3,281	$2,937
Basic earnings per share
Continuing operations	$8.72	$6.39	$5.54
Discontinued operations	—	0.02	0.01
Net earnings per share	$8.72	$6.42	$5.55
Diluted earnings per share
Continuing operations	$8.64	$6.34	$5.50
Discontinued operations	—	0.02	0.01
Net earnings per share	$8.64	$6.36	$5.51
Weighted average common shares outstanding
Basic	500.6	510.9	528.6
Diluted	505.4	515.6	533.2
Antidilutive shares	—	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2020 Form 10-K	35

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2020	2019	2018
Net earnings	$4,368	$3,281	$2,937
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	102	(65)	(52)
Currency translation adjustment and cash flow hedges	10	2	(6)
Other comprehensive income / (loss)	112	(63)	(58)
Comprehensive income	$4,480	$3,218	$2,879

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2020 Form 10-K	36

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	January 30, 2021	February 1, 2020
Assets
Cash and cash equivalents	$8,511	$2,577
Inventory	10,653	8,992
Other current assets	1,592	1,333
Total current assets	20,756	12,902
Property and equipment
Land	6,141	6,036
Buildings and improvements	31,557	30,603
Fixtures and equipment	5,914	6,083
Computer hardware and software	2,765	2,692
Construction-in-progress	780	533
Accumulated depreciation	(20,278)	(19,664)
Property and equipment, net	26,879	26,283
Operating lease assets	2,227	2,236
Other noncurrent assets	1,386	1,358
Total assets	$51,248	$42,779
Liabilities and shareholders' investment
Accounts payable	$12,859	$9,920
Accrued and other current liabilities	6,122	4,406
Current portion of long-term debt and other borrowings	1,144	161
Total current liabilities	20,125	14,487
Long-term debt and other borrowings	11,536	11,338
Noncurrent operating lease liabilities	2,218	2,275
Deferred income taxes	990	1,122
Other noncurrent liabilities	1,939	1,724
Total noncurrent liabilities	16,683	16,459
Shareholders' investment
Common stock	42	42
Additional paid-in capital	6,329	6,226
Retained earnings	8,825	6,433
Accumulated other comprehensive loss	(756)	(868)
Total shareholders' investment	14,440	11,833
Total liabilities and shareholders' investment	$51,248	$42,779
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 500,877,129 shares issued and outstanding as of January 30, 2021; 504,198,962 shares issued and outstanding as of February 1, 2020.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2020 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2020	2019	2018
Operating activities
Net earnings	$4,368	$3,281	$2,937
Earnings from discontinued operations, net of tax	—	12	7
Net earnings from continuing operations	4,368	3,269	2,930
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,485	2,604	2,474
Share-based compensation expense	200	147	132
Deferred income taxes	(184)	178	322
Loss on debt extinguishment	512	10	—
Noncash losses / (gains) and other, net	86	29	95
Changes in operating accounts:
Inventory	(1,661)	505	(900)
Other assets	(137)	18	(299)
Accounts payable	2,925	140	1,127
Accrued and other liabilities	1,931	199	89
Cash provided by operating activities—continuing operations	10,525	7,099	5,970
Cash provided by operating activities—discontinued operations	—	18	3
Cash provided by operations	10,525	7,117	5,973
Investing activities
Expenditures for property and equipment	(2,649)	(3,027)	(3,516)
Proceeds from disposal of property and equipment	42	63	85
Other investments	16	20	15
Cash required for investing activities	(2,591)	(2,944)	(3,416)
Financing activities
Additions to long-term debt	2,480	1,739	—
Reductions of long-term debt	(2,415)	(2,069)	(281)
Dividends paid	(1,343)	(1,330)	(1,335)
Repurchase of stock	(745)	(1,565)	(2,124)
Stock option exercises	23	73	96
Cash required for financing activities	(2,000)	(3,152)	(3,644)
Net increase / (decrease) in cash and cash equivalents	5,934	1,021	(1,087)
Cash and cash equivalents at beginning of period	2,577	1,556	2,643
Cash and cash equivalents at end of period	$8,511	$2,577	$1,556
Supplemental information
Interest paid, net of capitalized interest	$939	$492	$476
Income taxes paid	1,031	696	373
Leased assets obtained in exchange for new finance lease liabilities	428	379	130
Leased assets obtained in exchange for new operating lease liabilities	262	464	246

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2020 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
February 3, 2018	541.7	$45	$5,858	$6,495	$(747)	$11,651
Net earnings	—	—	—	2,937	—	2,937
Other comprehensive loss	—	—	—	—	(58)	(58)
Dividends declared	—	—	—	(1,347)	—	(1,347)
Repurchase of stock	(27.2)	(2)	—	(2,068)	—	(2,070)
Stock options and awards	3.3	—	184	—	—	184
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	3,281	—	3,281
Other comprehensive loss	—	—	—	—	(63)	(63)
Dividends declared	—	—	—	(1,345)	—	(1,345)
Repurchase of stock	(16.0)	(1)	—	(1,520)	—	(1,521)
Stock options and awards	2.4	—	184	—	—	184
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	4,368	—	4,368
Other comprehensive income	—	—	—	—	112	112
Dividends declared	—	—	—	(1,367)	—	(1,367)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	2.4	—	103	—	—	103
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
We declared $2.70, $2.62, and $2.54 dividends per share for the twelve months ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2020 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2020, 2019 and 2018 ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively, and consisted of 52 weeks. Fiscal 2021 will end January 29, 2022, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Throughout 2020, guest shopping patterns changed significantly and unpredictably in reaction to the COVID-19 pandemic. Four of our five core merchandise categories have experienced significant sales growth throughout the year; however, sales of Apparel and Accessories declined significantly in the first quarter before rebounding in the balance of the year. Note 3 provides sales by category. In response to these changes, we have taken many actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling certain purchase orders, primarily for Apparel and Accessories. As a result of these actions, we recorded $226 million of purchase order cancellation fees in Cost of Sales.

TARGET CORPORATION	2020 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues (millions)	2020	2019	2018
Apparel and accessories (a)	$14,772	$14,304	$13,434
Beauty and household essentials (b)	24,461	20,616	19,296
Food and beverage (c)	18,135	15,039	14,585
Hardlines (d)	16,626	12,595	12,709
Home furnishings and décor (e)	18,231	14,430	14,298
Other	175	146	111
Sales	92,400	77,130	74,433

Credit card profit sharing	666	680	673
Other	495	302	250
Other revenue	1,161	982	923

Total revenue	$93,561	$78,112	$75,356
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of January 30, 2021, February 1, 2020, and February 2, 2019, the liability for estimated returns was $139 million, $117 million, and $116 million, respectively.

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

TARGET CORPORATION	2020 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	February 1, 2020	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	January 30, 2021
Gift card liability (a)	$935	$739	$(639)	$1,035
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target MasterCard (RedCards). The discount is included as a sales reduction and was $1.1 billion, $962 million, and $953 million in 2020, 2019, and 2018, respectively.

Target Circle program members earn 1 percent rewards on nearly all non-RedCard purchases. As of January 30, 2021, deferred revenue of $72 million related to this loyalty program was included in Accrued and Other Current Liabilities. Amounts related to this program were insignificant at February 1, 2020.

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

Other – Includes advertising, Shipt membership and service revenues, rental income, and other miscellaneous revenues, none of which are individually significant.

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
Costs associated with accepting third-party bank issued
    payment cards
Litigation and defense costs and related insurance
    recoveries
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2020 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Note 10 provides additional information.

6. Advertising Costs

Advertising costs, which primarily consist of newspaper circulars, digital advertisements, and media broadcast, are generally expensed at first showing or distribution of the advertisement. Reimbursements from vendors that are for specific, incremental, and identifiable advertising costs are recognized as offsets of these advertising costs within Selling, General and Administrative Expenses (SG&A Expenses). Net advertising costs were $1.5 billion, $1.6 billion, and $1.5 billion in 2020, 2019, and 2018, respectively.

7. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis			Fair Value as of
(millions)	Classification	Pricing Category	January 30, 2021	February 1, 2020
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$7,644	$1,810
Prepaid forward contracts (b)	Other Current Assets	Level 1	38	23
Equity securities (c)	Other Current Assets	Level 1	—	39
Interest rate swaps (d)	Other Noncurrent Assets	Level 2	188	137
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Represents our investment in Casper common stock.
(d)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 17 for additional information on interest rate swaps.

In 2020 and 2019, we recorded pretax losses of $19 million and $41 million, respectively, related to our investment in Casper within Net Other (Income) / Expense. We sold our investment during 2020.

TARGET CORPORATION	2020 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Significant Financial Instruments not Measured at Fair Value (a)	As of January 30, 2021		As of February 1, 2020
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,643	$12,787	$9,992	$11,864
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

Cash and Cash Equivalents (millions)	January 30, 2021	February 1, 2020
Cash	$307	$326
Short-term investments	7,644	1,810
Receivables from third-party financial institutions for credit and debit card transactions	560	441
Cash and cash equivalents (a)	$8,511	$2,577
(a)We have access to these funds without any significant restrictions, taxes or penalties.

As of January 30, 2021, and February 1, 2020, we reclassified book overdrafts of $240 million and $209 million, respectively, to Accounts Payable and $24 million and $23 million, respectively, to Accrued and Other Current Liabilities.

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

10. Other Current Assets

Other Current Assets (millions)	January 30, 2021	February 1, 2020
Accounts and other receivables	$631	$498
Vendor income receivable	504	464
Prepaid expenses	171	154
Other	286	217
Total	$1,592	$1,333

TARGET CORPORATION	2020 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
11. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Depreciation expense for 2020, 2019, and 2018 was $2.5 billion, $2.6 billion, and $2.5 billion, respectively, including depreciation expense included in Cost of Sales. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $62 million, $23 million, and $92 million during 2020, 2019, and 2018, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

12. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 30, 2021	February 1, 2020
Goodwill and intangible assets	$668	$686
Company-owned life insurance investments, net of loans	450	418
Other	268	254
Total	$1,386	$1,358

13. Goodwill and Intangible Assets

Goodwill totaled $631 million and $633 million as of January 30, 2021, and February 1, 2020, respectively. No impairments were recorded in 2020, 2019, or 2018 as a result of the annual goodwill impairment tests performed.

Intangible assets, net of accumulated amortization, totaled $37 million and $53 million as of January 30, 2021, and February 1, 2020, respectively, and primarily related to trademarks and customer relationships. We use both accelerated and straight-line methods to amortize definite-lived intangible assets over 4 to 15 years. The weighted average life of intangible assets was 8 years as of January 30, 2021. Amortization expense was $15 million, $13 million, and $14 million in 2020, 2019, and 2018, respectively, and is estimated to be less than $15 million annually through 2025.

TARGET CORPORATION	2020 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
14. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 30, 2021	February 1, 2020
Wages and benefits	$1,677	$1,158
Real estate, sales, and other taxes payable	1,103	601
Gift card liability, net of estimated breakage	1,035	935
Income tax payable	473	129
Dividends payable	341	333
Current portion of operating lease liabilities	211	200
Workers' compensation and general liability (a)	169	155
Interest payable	79	69
Other	1,034	826
Total	$6,122	$4,406
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

Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $785 million and $676 million as of January 30, 2021, and February 1, 2020, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $2.1 billion and $1.4 billion as of January 30, 2021, and February 1, 2020, respectively. Over half of these real estate obligations are due within five years, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

TARGET CORPORATION	2020 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $2.0 billion and $1.5 billion as of January 30, 2021, and February 1, 2020, respectively, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $472 million and $468 million as of January 30, 2021, and February 1, 2020, respectively.

16. Commercial Paper and Long-Term Debt

As of January 30, 2021, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	January 30, 2021
(dollars in millions)	Rate (a)	Balance
Due 2021-2025	3.0%	$3,607
Due 2026-2030	3.0	3,392
Due 2031-2035	6.6	507
Due 2036-2040	6.8	936
Due 2041-2045	4.0	1,084
Due 2046-2050	3.8	1,117
Total notes and debentures	3.7	10,643
Swap valuation adjustments		183
Finance lease liabilities		1,854
Less: Amounts due within one year		(1,144)
Long-term debt and other borrowings		$11,536
(a)Reflects the dollar weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2021	2022	2023	2024	2025
Total required principal payments	$1,056	$63	$—	$1,000	$1,500

In October 2020, we repurchased $1.77 billion of debt before its maturity at a market value of $2.25 billion. We recognized a loss on early retirement of $512 million, which was recorded in Net Interest Expense.

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.250 percent that matures in April 2025 and $1.0 billion at 2.650 percent that matures in September 2030.

In January 2020, we issued $750 million of 10-year unsecured fixed rate debt at 2.350 percent, and separately, we redeemed $1.0 billion of 3.875 percent unsecured fixed rate debt before its maturity. We recognized a loss on early retirement of approximately $10 million, which was recorded in Net Interest Expense.

In March 2019, we issued $1.0 billion of 10-year unsecured fixed rate debt at 3.375 percent, and in June 2019, we repaid $1.0 billion of 2.3 percent unsecured fixed rate debt at maturity.

We obtain short-term financing from time to time under our commercial paper program.

Commercial Paper (dollars in millions)	2020	2019	2018
Maximum daily amount outstanding during the year	$—	$744	$658
Average amount outstanding during the year	—	41	63
Amount outstanding at year-end	—	—	—
Weighted average interest rate	—%	2.36%	2.00%

TARGET CORPORATION	2020 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
We have a committed $2.5 billion unsecured revolving credit facility that expires in October 2023. No balances were outstanding at any time during 2020, 2019, or 2018.

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

Under our swap agreements, we pay a floating rate equal to 1-month LIBOR and receive a weighted average fixed rate of 2.6 percent. The agreements have a weighted average remaining maturity of 6.9 years. As of January 30, 2021, and February 1, 2020, interest rate swaps with notional amounts totaling $1.5 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2020 and 2019.

As of January 30, 2021, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million to hedge the interest rate exposure of anticipated future debt issuances. We designated these derivative financial instruments as cash flow hedges. As of January 30, 2021, a $5 million gain was recorded in Accumulated Other Comprehensive Loss and will be reclassified to Net Interest Expense when the forecasted transaction affects earnings.

Effect of Hedges on Debt (millions)	January 30, 2021	February 1, 2020
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,677	$1,630
Cumulative hedging adjustments, included in carrying amount	183	137

Effect of Hedges on Net Interest Expense (millions)	2020	2019	2018
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$46	$130	$13
Hedged debt	(46)	(130)	(13)
Total	$—	$—	$—

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

TARGET CORPORATION	2020 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Leases (millions)	Classification	January 30, 2021	February 1, 2020
Assets
Operating	Operating Lease Assets	$2,227	$2,236
Finance	Buildings and Improvements, net of Accumulated Depreciation (a)	1,504	1,180
Total leased assets		$3,731	$3,416
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$211	$200
Finance	Current Portion of Long-term Debt and Other Borrowings	88	67
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,218	2,275
Finance	Long-term Debt and Other Borrowings	1,766	1,303
Total lease liabilities		$4,283	$3,845
Note: We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
(a)Finance lease assets are recorded net of accumulated amortization of $550 million and $441 million as of January 30, 2021, and February 1, 2020, respectively.

Lease Cost (millions)	Classification	2020	2019	2018
Operating lease cost (a)	SG&A Expenses	$332	$287	$251
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	105	82	65
Interest on lease liabilities	Net Interest Expense	62	51	42
Sublease income (c)	Other Revenue	(15)	(13)	(11)
Net lease cost		$484	$407	$347
(a)2020 includes $44 million of short-term leases and variable lease costs. Short-term and variable lease costs were insignificant for 2019 and 2018.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $48 million, $48 million, and $47 million for 2020, 2019, and 2018, respectively, which is included in Other Revenue.

TARGET CORPORATION	2020 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities (millions)	Operating Leases (a)	Finance Leases (b)	Total
2021	$289	$152	$441
2022	290	159	449
2023	283	158	441
2024	269	155	424
2025	256	154	410
After 2025	1,694	1,687	3,381
Total lease payments	$3,081	$2,465	$5,546
Less: Interest	652	611
Present value of lease liabilities	$2,429	$1,854
(a)Operating lease payments include $847 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $231 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $160 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $1.1 billion of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	January 30, 2021	February 1, 2020
Weighted average remaining lease term (years)
Operating leases	12.6	13.2
Finance leases	15.8	15.4
Weighted average discount rate
Operating leases	3.54%	3.71%
Finance leases	3.68%	4.23%

Other Information (millions)	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$284	$254	$231
Operating cash flows from finance leases	59	49	45
Financing cash flows from finance leases	70	57	80

TARGET CORPORATION	2020 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
19. Income Taxes

Earnings from continuing operations before income taxes were $5.5 billion, $4.2 billion, and $3.7 billion during 2020, 2019, and 2018, respectively, including $764 million, $653 million, and $565 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation – Continuing Operations	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	3.3	3.7	3.6
International	(1.2)	(1.4)	(1.3)
Tax Act (a)	—	—	(1.0)
Excess tax benefit related to share-based payments	(1.0)	(0.4)	(0.3)
Federal tax credits	(0.6)	(0.8)	(1.1)
Other	(0.3)	(0.1)	(0.6)
Effective tax rate	21.2%	22.0%	20.3%
(a)Represents the discrete benefit of the final adjustment to remeasure certain of our net deferred tax liabilities at the lower U.S. corporate income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (Tax Act).

Provision for Income Taxes (millions)	2020	2019	2018
Current:
Federal	$1,013	$536	$257
State	281	169	116
International	68	38	51
Total current	1,362	743	424
Deferred:
Federal	(118)	150	263
State	(64)	29	57
International	(2)	(1)	2
Total deferred	(184)	178	322
Total provision	$1,178	$921	$746

.

TARGET CORPORATION	2020 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	January 30, 2021	February 1, 2020
Gross deferred tax assets:
Accrued and deferred compensation	$623	$286
Accruals and reserves not currently deductible	192	147
Self-insured benefits	138	124
Deferred occupancy income	141	148
Lease liabilities	1,108	1,000
Other	55	58
Total gross deferred tax assets	2,257	1,763
Gross deferred tax liabilities:
Property and equipment	(2,003)	(1,767)
Leased assets	(996)	(880)
Inventory	(146)	(156)
Other	(82)	(74)
Total gross deferred tax liabilities	(3,227)	(2,877)
Total net deferred tax liability	$(970)	$(1,114)

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the U.S. federal income tax returns for years 2018 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2020	2019	2018
Balance at beginning of period	$160	$300	$325
Additions based on tax positions related to the current year	35	28	58
Additions for tax positions of prior years	32	13	10
Reductions for tax positions of prior years	(36)	(69)	(91)
Settlements	(10)	(112)	(2)
Balance at end of period	$181	$160	$300

If we were to prevail on all unrecognized tax benefits recorded, $99 million of the $181 million reserve would benefit the effective tax rate. In addition, the reversal of accrued penalties and interest would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended January 30, 2021, February 1, 2020, and February 2, 2019, we recorded an expense / (benefit) from accrued penalties and interest of $(12) million, $(2) million, and $3 million, respectively. As of January 30, 2021, February 1, 2020, and February 2, 2019 total accrued interest and penalties were $12 million, $27 million, and $32 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

TARGET CORPORATION	2020 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
20. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 30, 2021	February 1, 2020
Deferred compensation	$549	$493
Deferred occupancy income (a)	509	539
Income and other taxes payable	436	194
Workers' compensation and general liability	341	310
Pension benefits	57	107
Other	47	81
Total	$1,939	$1,724
(a)To be amortized evenly through 2038.

21. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity (millions, except per share data)	2020	2019	2018
Total number of shares purchased	5.7	16.0	27.2
Average price paid per share	$107.58	$95.07	$75.88
Total investment	$609	$1,518	$2,067

22. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 35.3 million as of January 30, 2021.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $210 million, $152 million, and $134 million, and the related income tax benefit was $39 million, $27 million, and $26 million, in 2020, 2019, and 2018, respectively.

Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a 1-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on the stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $110.80, $80.01, and $72.65 in 2020, 2019, and 2018, respectively.

TARGET CORPORATION	2020 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 1, 2020	4,316	$72.93
Granted	1,833	110.80
Forfeited	(358)	80.65
Vested	(1,427)	70.55
January 30, 2021	4,364	$88.99
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of January 30, 2021 was 4.33 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of January 30, 2021, there was $179 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $151 million, $89 million, and $119 million in 2020, 2019, and 2018, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and EPS growth. The fair value of performance share units is calculated based on the stock price on the date of grant. The weighted average grant date fair value for performance share units was $106.00, $86.81, and $70.94 in 2020, 2019, and 2018, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 1, 2020	3,575	$72.80
Granted	786	106.00
Forfeited	(746)	77.73
Vested	(827)	62.50
January 30, 2021	2,788	$87.93
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of January 30, 2021 was 2.13 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $112 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.7 years. The fair value of performance share units vested and converted to shares of Target common stock was $82 million, $50 million, and $43 million in 2020, 2019, and 2018, respectively.

Stock Options

In May 2017, we granted price-vested stock options to certain team members. Additionally, through 2013, we granted nonqualified stock options to certain team members. All outstanding stock options are vested and currently exercisable.

TARGET CORPORATION	2020 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Stock Option Activity	Stock Options
	Total Outstanding			Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
February 1, 2020	2,478	$55.72	$136	714	$56.02	$39
Granted	—	—
Expired/forfeited	—	—
Exercised/issued	(2,011)	55.70
January 30, 2021	467	$55.81	$59	467	$55.81	$59
(a)In thousands.
(b)Weighted average per share.
(c)Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2020	2019	2018
Cash received for exercise price	$23	$73	$96
Intrinsic value	161	59	50
Income tax benefit	41	15	12

As of January 30, 2021, there was no unrecognized compensation expense related to stock options. The weighted average remaining life of exercisable and outstanding options is 2.2 years.

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering approximately 50 participants. Our total liability under these plans was $602 million and $551 million as of January 30, 2021, and February 1, 2020, respectively.

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

Plan Expenses
(millions)	2020	2019	2018
401(k) plan matching contributions expense	$281	$237	$229

Nonqualified deferred compensation plans
Benefits expense	$86	$80	$18
Related investment (income) / expense	(58)	(53)	6
Nonqualified plans net expense	$28	$27	$24

TARGET CORPORATION	2020 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
24. Pension Plans

We have a U.S. qualified defined benefit pension plan covering team members who meet eligibility requirements. This plan is closed to new participants. Active participants accrue benefits under a final average pay feature or a cash balance feature. We also have unfunded, nonqualified pension plans for team members with qualified plan compensation restrictions, as well as international plans. Eligibility and the level of benefits under all plans vary depending on each team member's full-time or part-time status, date of hire, age, length of service, and/or compensation.

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2020	2019	2020	2019
Projected benefit obligations	$4,594	$4,492	$74	$66
Fair value of plan assets	4,588	4,430	11	11
Funded / (underfunded) status	$(6)	$(62)	$(63)	$(55)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. We are not required to make any contributions to our qualified defined benefit pension plan in 2021. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2021	$280
2022	218
2023	226
2024	233
2025	239
2026 - 2030	1,279

Cost of Plans

Net Pension Benefits Expense
(millions)	Classification	2020	2019	2018
Service cost benefits earned	SG&A Expenses	$103	$93	$95
Interest cost on projected benefit obligation	Net Other (Income) / Expense	118	149	146
Expected return on assets	Net Other (Income) / Expense	(242)	(248)	(246)
Amortization of losses	Net Other (Income) / Expense	127	62	82
Amortization of prior service cost	Net Other (Income) / Expense	(11)	(11)	(11)
Settlement charges	Net Other (Income) / Expense	1	1	4
Total		$96	$46	$70

TARGET CORPORATION	2020 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Assumptions

Benefit Obligation Weighted Average Assumptions
	2020	2019
Discount rate	2.84%	3.13%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions
	2020	2019	2018
Discount rate	3.13%	4.28%	3.93%
Expected long-term rate of return on plan assets	6.10	6.30	6.30
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 10.2 percent, 9.0 percent, 7.6 percent, and 7.0 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2020 expected annualized long-term rate of return assumptions were 7.0 percent for domestic equity securities, 7.5 percent for international equity securities, 3.5 percent for long-duration debt securities, 7.0 percent for diversified funds, and 7.5 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2020	2019	2020	2019
Benefit obligation at beginning of period	$4,492	$3,905	$66	$53
Service cost	97	90	6	3
Interest cost	117	146	1	3
Actuarial loss (a)	144	615	7	11
Participant contributions	7	11	—	—
Benefits paid	(263)	(275)	(6)	(4)
Benefit obligation at end of period (b)	$4,594	$4,492	$74	$66
(a)2020 and 2019 actuarial losses relate to the decreases in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

TARGET CORPORATION	2020 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2020	2019	2020	2019
Fair value of plan assets at beginning of period	$4,430	$3,915	$11	$10
Actual return on plan assets	414	729	2	—
Employer contributions	—	50	4	5
Participant contributions	7	11	—	—
Benefits paid	(263)	(275)	(6)	(4)
Fair value of plan assets at end of period	$4,588	$4,430	$11	$11

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted	Actual Allocation
	Allocation	2020	2019
Domestic equity securities (a)	15%	16%	14%
International equity securities	10	10	10
Debt securities	45	44	46
Diversified funds	25	25	25
Other (b)	5	5	5
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2020 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value at
(millions)	Pricing Category	January 31, 2021	January 31, 2020
Cash and cash equivalents	Level 1	$19	$12
Derivatives	Level 2	(5)	18
Government securities (a)	Level 2	516	604
Fixed income (b)	Level 2	1,424	1,330
		1,954	1,964
Investments valued using NAV per share (c)
Fixed income		68	64
Private equity funds		73	75
Cash and cash equivalents		115	163
Common collective trusts		1,122	961
Diversified funds		1,165	1,109
Other		102	105
Total plan assets		$4,599	$4,441
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
Government securities and fixed income	Valued using matrix pricing models and quoted prices of securities with similar characteristics.

Amounts Included in Shareholders' Investment

Amounts in Accumulated Other Comprehensive Loss
(millions)	2020	2019
Net actuarial loss	$987	$1,138
Prior service credits	(2)	(13)
Amounts in Accumulated Other Comprehensive Loss (a)	$985	$1,125
(a)$735 million and $837 million, net of tax, at the end of 2020 and 2019, respectively.

TARGET CORPORATION	2020 Form 10-K	59

FINANCIAL STATEMENTS & SUPPLEMENTAL INFORMATION	Table of Contents
NOTES	Index to Financial Statements
25. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension		Total
February 1, 2020	$(12)		$(19)	$(837)		$(868)
Other comprehensive income before reclassifications, net of tax	3		1	15		19
Amounts reclassified from AOCI, net of tax	6	(a)	—	87	(b)	93
January 30, 2021	$(3)		$(18)	$(735)		$(756)

(a)Represents amortization of gains and losses on cash flow hedges, net of taxes, which is recorded in Net Interest Expense.
(b)Represents amortization of pension gains and losses, net of $30 million of taxes, which is recorded in Net Other (Income)/Expense. See Note 24 for additional information.

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
•During 2020, as a result of COVID-19, we performed physical inventory counts using a statistical sampling method. Under this method, we have recorded estimated losses related to shrink and markdowns based upon the results of our sample counts.

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

TARGET CORPORATION	2020 Form 10-K	60

SUPPLEMENTAL INFORMATION	Table of Contents

Item 9B.    Other Information

Not applicable.

TARGET CORPORATION	2020 Form 10-K	61

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2021 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one--Election of directors
•General information about corporate governance and the Board
◦Business ethics and conduct
◦Committees
•Questions and answers about the 2021 Annual Meeting and voting--Question 14

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
◦Committees

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two-- Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm--audit and non-audit fees

TARGET CORPORATION	2020 Form 10-K	62

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    Financial Statements

•Consolidated Statements of Operations for the Years Ended January 30, 2021, February 1, 2020, and February 2, 2019
•Consolidated Statements of Comprehensive Income for the Years Ended January 30, 2021, February 1, 2020, and February 2, 2019
•Consolidated Statements of Financial Position as of January 30, 2021, and February 1, 2020
•Consolidated Statements of Cash Flows for the Years Ended January 30, 2021, February 1, 2020, and February 2, 2019
•Consolidated Statements of Shareholders' Investment for the Years Ended January 30, 2021, February 1, 2020, and February 2, 2019
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

TARGET CORPORATION	2020 Form 10-K	63

SUPPLEMENTAL INFORMATION	Table of Contents

b)    Exhibits

(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)
B		Bylaws (as amended through March 27, 2020) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
D		Description of Securities
(10)A	*	Target Corporation Executive Officer Cash Incentive Plan
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (5)
C	*	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (6)
D	*	Target Corporation 2020 Long-Term Incentive Plan (7)
E	*	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016) (8)
F	*	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016) (9)
G	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (10)
H	*	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (11)
I	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (12)
J	*	Target Corporation Officer EDCP (2021 Plan Statement) (as amended and restated effective January 1, 2021)
K	*	Target Corporation Deferred Compensation Plan Directors (13)
L	*	Target Corporation DDCP (2013 Plan Statement) (as amended and restated effective December 1, 2013) (14)
M	*	Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (15)
N	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (16)
O	*	Director Retirement Program (17)
P	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (18)
Q	*	Amendment dated June 8, 2011 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (19)
R	*	Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (20)
S	*	Amendment dated December 18, 2020 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009)
T	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (21)
U	*	Form of Restricted Stock Unit Agreement
V	*	Form of Performance-Based Restricted Stock Unit Agreement
W	*	Form of Performance Share Unit Agreement
X	*	Form of Price-Vested Stock Option Agreement (22)
Y	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (23)
Z	*	Form of Non-Employee Director Restricted Stock Unit Agreement (24)
AA	*	Form of Cash Retention Award (25)

TARGET CORPORATION	2020 Form 10-K	64

SUPPLEMENTAL INFORMATION	Table of Contents

BB	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell (26)
CC	*	Transition Agreement dated January 7, 2019 (27)
DD		Five-Year Credit Agreement dated as of October 5, 2016 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (28)
EE		Extension Amendment dated August 7, 2017 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (29)
FF		Second Extension Amendment dated August 6, 2018 to Five-Year Credit Agreement among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (30)
GG	‡	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (31)
HH	‡	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (32)
II	†	Second Amendment dated November 19, 2019 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (33)
JJ	‡	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc. (34)
KK	‡	First Amendment dated November 30, 2016 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (35)
LL		Second Amendment dated January 9, 2018 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (36)
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

Copies of exhibits will be furnished upon written request and payment of Registrant's reasonable expenses in furnishing the exhibits.
_____________________________________________________________________

‡    Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
†    Certain portions of this exhibit are confidential and have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Target agrees to supplementally furnish to the Securities and Exchange Commission a copy of such omissions upon request.
*    Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
(2)Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed April 2, 2020.
(3)Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.
(4)Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(5)Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(6)Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 29, 2017.

TARGET CORPORATION	2020 Form 10-K	65

SUPPLEMENTAL INFORMATION	Table of Contents

(7)Incorporated by reference to Exhibit (10) D to Target's Form 8-K Report filed June 11, 2020.
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
(11)Incorporated by reference to Exhibit (10)NN to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(12)Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(13)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(14)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 1, 2014.
(15)Incorporated by reference to Exhibit (10)L to Target's Form 10-Q Report for the quarter ended July 29, 2017.
(16)Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(17)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(18)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(19)Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(20)Incorporated by reference to Exhibit (10)MM to Target's Form 10-Q Report for the quarter ended October 28, 2017.
(21)Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 31, 2015.
(22)Incorporated by reference to Exhibit (10)JJ to Target's Form 10-Q Report for the quarter ended April 29, 2017.
(23)Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.
(24)Incorporated by reference to Exhibit (10)Y to Target's Form 10-Q Report for the quarter ended August 1, 2020.
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
(29)Incorporated by reference to Exhibit (10)LL to Target's Form 10-Q Report for the quarter ended October 28, 2017.
(30)Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended November 3, 2018.
(31)Incorporated by reference to Exhibit (10)X to Target's Form 10-Q/A Report for the quarter ended May 4, 2013.
(32)Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended May 2, 2015.
(33)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended February 1, 2020.
(34)Incorporated by reference to Exhibit (10)KK to Target's Form 10-K Report for the year ended January 30, 2016.
(35)Incorporated by reference to Exhibit (10)CC to Target's Form 10-K Report for the year ended January 28, 2017.
(36)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended February 3, 2018.

TARGET CORPORATION	2020 Form 10-K	66

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Michael J. Fiddelke
Dated: March 10, 2021		Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Dated: March 10, 2021	Brian C. Cornell Chairman of the Board and Chief Executive Officer

/s/ Michael J. Fiddelke
Dated: March 10, 2021	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

/s/ Robert M. Harrison
Dated: March 10, 2021	Robert M. Harrison Senior Vice President, Chief Accounting Officer and Controller

DOUGLAS M. BAKER, JR. GEORGE S. BARRETT CALVIN DARDEN ROBERT L. EDWARDS MELANIE L. HEALEY DONALD R. KNAUSS	CHRISTINE A. LEAHY MONICA C. LOZANO MARY E. MINNICK DERICA W. RICE KENNETH L. SALAZAR DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Michael J. Fiddelke, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Michael J. Fiddelke
Dated: March 10, 2021		Michael J. Fiddelke Attorney-in-fact

TARGET CORPORATION	2020 Form 10-K	67