Form 10-Q
period 2021-05-01
TARGET CORP
filed 2021-05-28
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 21, 2021, were 494,723,834.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 1, 2021	May 2, 2020
Sales	$23,879	$19,371
Other revenue	318	244
Total revenue	24,197	19,615
Cost of sales	16,716	14,510
Selling, general and administrative expenses	4,509	4,060
Depreciation and amortization (exclusive of depreciation included in cost of sales)	598	577
Operating income	2,374	468
Net interest expense	108	117
Net other (income) / expense	(343)	22
Earnings before income taxes	2,609	329
Provision for income taxes	512	45
Net earnings	$2,097	$284
Basic earnings per share	$4.20	$0.57
Diluted earnings per share	$4.17	$0.56
Weighted average common shares outstanding
Basic	498.6	501.0
Diluted	503.4	505.8
Antidilutive shares	—	0.2
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 1, 2021	May 2, 2020
Net earnings	$2,097	$284
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	22	22
Currency translation adjustment and cash flow hedges	9	(8)
Other comprehensive income	31	14
Comprehensive income	$2,128	$298

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Cash and cash equivalents	$7,816	$8,511	$4,566
Inventory	10,539	10,653	8,584
Other current assets	1,576	1,592	1,465
Total current assets	19,931	20,756	14,615
Property and equipment
Land	6,146	6,141	6,034
Buildings and improvements	31,710	31,557	30,756
Fixtures and equipment	5,496	5,914	5,486
Computer hardware and software	2,256	2,765	2,597
Construction-in-progress	973	780	803
Accumulated depreciation	(19,777)	(20,278)	(19,087)
Property and equipment, net	26,804	26,879	26,589
Operating lease assets	2,362	2,227	2,235
Other noncurrent assets	1,374	1,386	1,367
Total assets	$50,471	$51,248	$44,806
Liabilities and shareholders’ investment
Accounts payable	$11,637	$12,859	$9,625
Accrued and other current liabilities	5,788	6,122	4,619
Current portion of long-term debt and other borrowings	1,173	1,144	168
Total current liabilities	18,598	20,125	14,412
Long-term debt and other borrowings	11,509	11,536	14,073
Noncurrent operating lease liabilities	2,337	2,218	2,249
Deferred income taxes	1,169	990	1,122
Other noncurrent liabilities	1,899	1,939	1,781
Total noncurrent liabilities	16,914	16,683	19,225
Shareholders’ investment
Common stock	41	42	42
Additional paid-in capital	6,271	6,329	6,206
Retained earnings	9,372	8,825	5,775
Accumulated other comprehensive loss	(725)	(756)	(854)
Total shareholders’ investment	14,959	14,440	11,169
Total liabilities and shareholders’ investment	$50,471	$51,248	$44,806
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 496,093,160, 500,877,129 and 499,919,691 shares issued and outstanding as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 1, 2021	May 2, 2020
Operating activities
Net earnings	$2,097	$284
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	667	641
Share-based compensation expense	79	49
Deferred income taxes	170	(4)
Gain on Dermstore sale	(335)	—
Noncash losses / (gains) and other, net	(30)	5
Changes in operating accounts:
Inventory	114	408
Other assets	(5)	11
Accounts payable	(1,205)	(280)
Accrued and other liabilities	(413)	170
Cash provided by operating activities	1,139	1,284
Investing activities
Expenditures for property and equipment	(540)	(751)
Proceeds from disposal of property and equipment	12	6
Proceeds from Dermstore sale	356	—
Other investments	7	1
Cash required for investing activities	(165)	(744)
Financing activities
Additions to long-term debt	—	2,480
Reductions of long-term debt	(21)	(17)
Dividends paid	(340)	(332)
Repurchase of stock	(1,310)	(686)
Stock option exercises	2	4
Cash (required for) / provided by financing activities	(1,669)	1,449
Net (decrease) / increase in cash and cash equivalents	(695)	1,989
Cash and cash equivalents at beginning of period	8,511	2,577
Cash and cash equivalents at end of period	$7,816	$4,566
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$69	$103
Leased assets obtained in exchange for new operating lease liabilities	189	97

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169
Net earnings	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	21	21
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.4	—	42	—	—	42
August 1, 2020	500.3	$42	$6,248	$7,121	$(833)	$12,578
Net earnings	—	—	—	1,014	—	1,014
Other comprehensive income	—	—	—	—	36	36
Dividends declared	—	—	—	(346)	—	(346)
Stock options and awards	0.5	—	37	—	—	37
October 31, 2020	500.8	$42	$6,285	$7,789	$(797)	$13,319
Net earnings	—	—	—	1,380	—	1,380
Other comprehensive income	—	—	—	—	41	41
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.1	—	44	—	—	44
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440

TARGET CORPORATION	Q1 2021 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959

We declared $0.68 and $0.66 dividends per share for the three months ended May 1, 2021, and May 2, 2020, respectively, and $2.70 per share for the fiscal year ended January 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2021 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2020 Form 10-K.

We use the same accounting policies in preparing quarterly and annual financial statements. .

We operate as a single segment that is designed to enable guests to purchase products seamlessly in stores or through our digital channels. Nearly all of our revenues are generated in the U.S. The vast majority of our long-lived assets are located within the U.S.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings, and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Coronavirus (COVID-19)

The novel coronavirus (COVID-19) pandemic continues to evolve. In 2020, states and cities took various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

As the COVID-19 pandemic has evolved, we have experienced significant volatility in our sales category mix. Note 4 presents sales by category. Since the pandemic started in March 2020, we took various actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling purchase orders, primarily for Apparel and Accessories. As a result, during the quarter ended May 2, 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

3. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore has historically represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	Q1 2021 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended
(millions)	May 1, 2021	May 2, 2020
Apparel and accessories (a)	$4,269	$2,619
Beauty and household essentials (b)	6,364	5,911
Food and beverage (c)	4,856	4,575
Hardlines (d)	3,946	2,974
Home furnishings and décor (e)	4,410	3,264
Other	34	28
Sales	23,879	19,371

Credit card profit sharing	171	166
Other	147	78
Other revenue	318	244

Total revenue	$24,197	$19,615
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
(e)Includes furniture, lighting, storage, kitchenware, small appliances, home décor, bed and bath, home improvement, school and office supplies, greeting cards and party supplies, and other seasonal merchandise.

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns. As of May 1, 2021, January 30, 2021, and May 2, 2020, the accrual for estimated returns was $196 million, $139 million, and $398 million, respectively. The accrual as of May 2, 2020, reflects the impact of the suspension of in-store merchandise returns and exchanges from March 26, 2020, to April 26, 2020, due to the COVID-19 pandemic.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 30, 2021	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	May 1, 2021
(millions)
Gift card liability (a)	$1,035	$234	$(374)	$895
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q1 2021 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Credit card profit sharing — We receive payments under a credit card program agreement with TD. Under the agreement, we receive a percentage of the profits generated by the Target Credit Card and Target MasterCard receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Credit Card and Target MasterCard receivables, controls risk management policies, and oversees regulatory compliance.

5. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Pricing Category	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$6,895	$7,644	$3,605
Prepaid forward contracts	Other Current Assets	Level 1	37	38	23
Equity securities	Other Current Assets	Level 1	—	—	18
Interest rate swaps	Other Noncurrent Assets	Level 2	149	188	228
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	10

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	May 1, 2021		January 30, 2021		May 2, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,646	$12,335	$10,643	$12,787	$12,474	$14,781
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

6. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $41 million and $35 million during the three months ended May 1, 2021, and May 2, 2020, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 5 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

As of May 1, 2021, January 30, 2021, and May 2, 2020, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended May 1, 2021, and May 2, 2020.

TARGET CORPORATION	Q1 2021 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
As of May 1, 2021, January 30, 2021, and May 2, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances. As of May 1, 2021, Accumulated Other Comprehensive Loss (AOCI) included $17 million that will be reclassified and reduce Net Interest Expense when the forecasted transaction affects earnings.

Effect of Hedges on Debt (millions)	May 1, 2021	January 30, 2021	May 2, 2020
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,627	$1,677	$1,721
Cumulative hedging adjustments, included in carrying amount	132	183	228

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	May 1, 2021	May 2, 2020
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(51)	$91
Hedged debt	51	(91)
Total	$—	$—

8. Income Taxes

For the three months ended May 1, 2021, our effective tax rate was 19.6 percent compared with 13.9 percent for the three months ended May 2, 2020, as higher pretax earnings diluted the tax-rate benefit from fixed and discrete items, such as employee share-based compensation and the sale of Dermstore. Additionally, the favorable resolution of certain income tax matters resulted in a $44 million discrete tax benefit.

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	May 1, 2021	May 2, 2020
Number of shares purchased	6.1	5.7
Average price paid per share	$190.77	$107.58
Total investment	$1,165	$609

TARGET CORPORATION	Q1 2021 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	May 1, 2021	May 2, 2020
Service cost benefits earned	SG&A	$24	$26
Interest cost on projected benefit obligation	Net Other (Income) / Expense	24	30
Expected return on assets	Net Other (Income) / Expense	(59)	(61)
Amortization of losses	Net Other (Income) / Expense	29	32
Amortization of prior service cost	Net Other (Income) / Expense	—	(3)
Total		$18	$24

11. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 30, 2021	$(3)	$(18)	$(735)	$(756)
Other comprehensive income before reclassifications, net of tax	9	—	—	9
Amounts reclassified from AOCI, net of tax	—	—	22	22
May 1, 2021	$6	$(18)	$(713)	$(725)

TARGET CORPORATION	Q1 2021 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2021 included the following notable items:

•GAAP diluted earnings per share was $4.17.
•Adjusted diluted earnings per share was $3.69.
•Total revenue increased 23.4 percent, driven by an increase in comparable sales.
•Comparable sales increased 22.9 percent, driven by a 17.1 percent increase in traffic.
◦Comparable stores originated sales grew 18.0 percent.
◦Comparable digitally originated sales increased 50.2 percent.
•Operating income of $2.4 billion was 407 percent higher than the comparable prior-year period.
•We recognized a $335 million pretax gain on the sale of Dermstore.

Sales were $23.9 billion for the three months ended May 1, 2021, an increase of $4.5 billion, or 23.3 percent, from the comparable prior-year period. Cash flow provided by operating activities was $1.1 billion for the three months ended May 1, 2021, a decrease of $0.1 billion, or (11.3) percent, from $1.3 billion for the three months ended May 2, 2020.

Earnings Per Share	Three Months Ended
	May 1, 2021	May 2, 2020	Change
GAAP diluted earnings per share	$4.17	$0.56	643.2%
Adjustments	(0.47)	0.03
Adjusted diluted earnings per share	$3.69	$0.59	525.0%

Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended May 1, 2021, after-tax ROIC was 30.7 percent, compared with 13.4 percent for the trailing twelve months ended May 2, 2020. The calculation of ROIC is provided on page 19.

COVID-19

As the COVID-19 pandemic has evolved, we have experienced unusually strong sales, as guests rely on Target for essential items like food, medicine, cleaning products, and household stock-up items, as well as merchandise associated with guests spending more time at home. Underlying this trend, we have seen significant volatility in our sales category and channel mix, including same-day fulfillment options.

During the first quarter of 2021, strength in comparable sales growth continued across our multi-category portfolio, with significantly higher growth in our higher-margin Apparel & Accessories and Home Furnishings & Décor core merchandise categories. Comparable sales growth was strongest in Apparel & Accessories, which experienced a significant decline during the first quarter of 2020, Additionally, strength above the chain average continued in Hardlines. During the first quarter of 2020, comparable sales growth was strongest in our lower-margin Hardlines, Food & Beverage and Beauty & Household Essentials categories. Note 4 to the Financial Statements presents sales by category.

TARGET CORPORATION	Q1 2021 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	May 1, 2021	May 2, 2020	Change
Sales	$23,879	$19,371	23.3%
Other revenue	318	244	30.4
Total revenue	24,197	19,615	23.4
Cost of sales	16,716	14,510	15.2
Selling, general and administrative expenses	4,509	4,060	11.0
Depreciation and amortization (exclusive of depreciation included in cost of sales)	598	577	3.9
Operating income	$2,374	$468	407.0%

Rate Analysis	Three Months Ended
	May 1, 2021	May 2, 2020
Gross margin rate	30.0%	25.1%
SG&A expense rate	18.6	20.7
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.9
Operating income margin rate	9.8	2.4
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable prior-year period of equivalent length. Comparable sales include all sales —except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and delivery via our wholly owned subsidiary, Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

Sales growth — from both comparable sales and new stores — represents an important driver of our long-term profitability. We expect that comparable sales growth will drive the majority of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will, over the long-term, drive both increasing shopping frequency (traffic) and the amount spent each visit (average transaction amount).

TARGET CORPORATION	Q1 2021 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

The increase in sales during the three months ended May 1, 2021, is due to a comparable sales increase of 22.9 percent and the contribution from new stores. The COVID-19 pandemic has affected the amount and mix of sales across channels and categories.

Comparable Sales	Three Months Ended
	May 1, 2021	May 2, 2020
Comparable sales change	22.9%	10.8%
Drivers of change in comparable sales
Number of transactions	17.1	(1.5)
Average transaction amount	5.0	12.5

Comparable Sales by Channel	Three Months Ended
	May 1, 2021	May 2, 2020
Stores originated comparable sales change	18.0%	0.9%
Digitally originated comparable sales change	50.2	140.6

Sales by Channel	Three Months Ended
	May 1, 2021	May 2, 2020
Stores originated	81.7%	84.7%
Digitally originated	18.3	15.3
Total	100%	100%

Sales by Fulfillment Channel	Three Months Ended
	May 1, 2021	May 2, 2020
Stores	96.3%	96.7%
Other	3.7	3.3
Total	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended
	May 1, 2021	May 2, 2020
Apparel and accessories	18%	14%
Beauty and household essentials	27	30
Food and beverage	20	24
Hardlines	17	15
Home furnishings and décor	18	17
Total	100%	100%

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q1 2021 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for the three months ended May 1, 2021 and May 2, 2020; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	Three Months Ended
	May 1, 2021	May 2, 2020
Target Debit Card	12.1%	12.7%
Target Credit Cards	8.4	9.7
Total RedCard Penetration	20.5%	22.4%

Gross Margin Rate
For the three months ended May 1, 2021, our gross margin rate was 30.0 percent compared with 25.1 percent in the comparable prior-year period. This increase reflected:
•The benefit of merchandising actions, including exceptionally low promotional and clearance markdown rates, in this year’s results and purchase order cancellation fees and inventory impairments in last year’s results;
•Favorable category mix driven by strength in higher margin categories including Apparel & Accessories and Home Furnishings & Décor; and
•The net impact of other factors, most notably the margin impact of our returns estimate for sales during the temporary returns suspension period in the first quarter of 2020.

Selling, General, and Administrative Expense Rate

For the three months ended May 1, 2021, our SG&A expense rate was 18.6 percent compared with 20.7 percent in the comparable prior-year period. Incremental team member pay and benefits, including higher wages and bonus expense, represented the vast majority of the $449 million increase in SG&A expenses compared with the prior-year period. From a rate perspective, these increased costs were more than offset by leverage resulting from strong revenue growth.

TARGET CORPORATION	Q1 2021 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Store Data

Change in Number of Stores	Three Months Ended
	May 1, 2021	May 2, 2020
Beginning store count	1,897	1,868
Opened	12	3
Closed	—	—
Ending store count	1,909	1,871

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	May 1, 2021	January 30, 2021	May 2, 2020	May 1, 2021	January 30, 2021	May 2, 2020
170,000 or more sq. ft.	273	273	272	48,798	48,798	48,613
50,000 to 169,999 sq. ft.	1,510	1,509	1,505	189,618	189,508	189,226
49,999 or less sq. ft.	126	115	94	3,690	3,342	2,745
Total	1,909	1,897	1,871	242,106	241,648	240,584
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $108 million for the three months ended May 1, 2021, and $117 million for the three months ended May 2, 2020. The decrease in net interest expense was primarily due to a lower weighted-average interest rate on our long-term debt for the three months ended May 1, 2021, compared with the three months ended May 2, 2020.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(343) million for the three months ended May 1, 2021, and $22 million for the three months ended May 2, 2020. The increase was due to the $335 million gain on the February 2021 sale of Dermstore. Note 3 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 1, 2021, was 19.6 percent, compared with 13.9 percent in the comparable prior-year period. The increase reflects significantly higher earnings, partially offset by the impact of discrete tax benefits in the quarter, including a $44 million benefit resulting from the resolution of certain income tax matters.

TARGET CORPORATION	Q1 2021 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share (Adjusted EPS). This metric excludes certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our operations. This measure is not in accordance with, or an alternative to, U.S. GAAP. The most comparable GAAP measure is diluted earnings per share. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate Adjusted EPS differently, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	May 1, 2021			May 2, 2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$4.17			$0.56
Adjustments
Gain on Dermstore sale	$(335)	$(269)	$(0.53)	$—	$—	$—
Loss on investment (a)	—	—	—	21	15	0.03
Other (b)	41	30	0.06	—	—	—
Adjusted diluted earnings per share			$3.69			$0.59
Note: Amounts may not foot due to rounding.
(a)Represented an unrealized loss on our investment in Casper Sleep Inc., which was not core to our operations. We sold this investment during the fourth quarter of 2020.
(b)Represents asset impairment charges resulting from the consolidation of our headquarters office space.

Earnings before interest expense and income taxes (EBIT) and earnings before interest expense, income taxes, depreciation, and amortization (EBITDA) are non-GAAP financial measures. We believe these measures provide meaningful information about our operational efficiency compared with our competitors by excluding the impact of differences in tax jurisdictions and structures, debt levels, and for EBITDA, capital investment. These measures are not in accordance with, or an alternative to, GAAP. The most comparable GAAP measure is net earnings. EBIT and EBITDA should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate EBIT and EBITDA differently, limiting the usefulness of the measures for comparisons with other companies.

EBIT and EBITDA	Three Months Ended
(dollars in millions)	May 1, 2021	May 2, 2020	Change
Net earnings	$2,097	$284	639.8%
+ Provision for income taxes	512	45	1,017.1
+ Net interest expense	108	117	(7.6)
EBIT	$2,717	$446	508.7%
+ Total depreciation and amortization (a)	667	641	4.1
EBITDA	$3,384	$1,087	211.3%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2021 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 1, 2021	May 2, 2020
Operating income	$8,444	$3,992
+ Net other income / (expense)	350	(26)
EBIT	8,794	3,966
+ Operating lease interest (a)	85	87
- Income taxes (b)	1,864	855
Net operating profit after taxes	$7,015	$3,198

Denominator	May 1, 2021	May 2, 2020	May 4, 2019
Current portion of long-term debt and other borrowings	$1,173	$168	$1,056
+ Noncurrent portion of long-term debt	11,509	14,073	11,357
+ Shareholders' investment	14,959	11,169	11,117
+ Operating lease liabilities (c)	2,563	2,448	2,231
- Cash and cash equivalents	7,816	4,566	1,173
Invested capital	$22,388	$23,292	$24,588
Average invested capital (d)	$22,840	$23,940

After-tax return on invested capital	30.7%	13.4%
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
(b)Calculated using the effective tax rates, which were 21.0 percent and 21.1 percent for the trailing twelve months ended May 1, 2021, and May 2, 2020, respectively. For the trailing twelve months ended May 1, 2021, and May 2, 2020, includes tax effect of $1.8 billion and $837 million, respectively, related to EBIT, and $18 million related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q1 2021 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $7.8 billion, $8.5 billion, and $4.6 billion as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively. Our cash and cash equivalents balance includes short-term investments of $6.9 billion, $7.6 billion, and $3.6 billion as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $1.1 billion for the three months ended May 1, 2021, compared with $1.3 billion for the three months ended May 2, 2020. For the three months ended May 1, 2021, operating cash flows reflect stronger operating results, offset by higher net settlement of accounts payable and incentive compensation payments, compared with the three months ended May 2, 2020.

Inventory

Inventory was $10.5 billion as of May 1, 2021, compared with $10.7 billion and $8.6 billion at January 30, 2021, and May 2, 2020, respectively. The increase over the balance as of May 2, 2020, reflects efforts to align inventory with sales trends. Additionally, the lower inventory balance as of May 2, 2020, reflected the impact of elevated sell-through rates in high-demand merchandise categories and efforts to reduce inventory levels in certain discretionary categories to align with evolving sales trends early in the pandemic.

Investing Cash Flows

Investing cash flows included capital investments of $540 million and $751 million for the three months ended May 1, 2021, and May 2, 2020, respectively. We continue to expect full-year capital investments of approximately $4 billion, with the majority of those investments occurring in the second half of this year. For the three months ended May 1, 2021, investing cash flows includes $356 million of proceeds from the sale of Dermstore.

Dividends

We paid dividends totaling $340 million ($0.68 per share) for the three months ended May 1, 2021, and $332 million ($0.66 per share) for the three months ended May 2, 2020, a per share increase of 3.0 percent. We declared dividends totaling $343 million ($0.68 per share) during the first quarter of 2021 and $333 million ($0.66 per share) during the first quarter of 2020, a per share increase of 3.0 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $1.2 billion to shareholders through share repurchase during the three months ended May 1, 2021. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Financial Statements for more information.

TARGET CORPORATION	Q1 2021 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 1, 2021, our credit ratings were as follows:

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

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the three months ended May 1, 2021, and May 2, 2020. We have additional liquidity through a committed $2.5 billion revolving credit facility that expires in October 2023. No balances were outstanding at any time during 2021 or 2020.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 1, 2021, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2021 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 30, 2021, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended January 30, 2021.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•We are in the process of a broad multi-year migration of many mainframe-based systems and middleware products to a modern platform, including systems and processes supporting inventory, sales, and supply chain-related transactions.
•During the first quarter of 2021, we resumed our normal practice of annual physical inventory counts at our stores and are no longer using the statistical sampling method implemented during 2020 due to the COVID-19 pandemic. We have recorded estimated losses related to shrink and markdowns based upon the results of the counts.

During the most recently completed fiscal quarter, no other changes in our internal control over financial reporting materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TARGET CORPORATION	Q1 2021 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q1 2021 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program with no stated expiration. We began repurchasing shares under the authorization during the first quarter of 2020. Under the program, we have repurchased 10.7 million shares of common stock at an average price of $154.39, for a total investment of $1.6 billion. The table below presents information with respect to Target common stock purchases made during the three months ended May 1, 2021, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
January 31, 2021 through February 27, 2021
Open market and privately negotiated purchases	1,643,873	$187.16	1,643,873	$4,208,486,088
February 28, 2021 through April 3, 2021
Open market and privately negotiated purchases	2,381,931	180.85	2,381,931	3,777,714,147
April 4, 2021 through May 1, 2021
Open market and privately negotiated purchases	2,082,677	204.96	2,082,677	3,350,843,436
Total	6,108,481	$190.77	6,108,481	$3,350,843,436

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2021 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q1 2021 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 28, 2021	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q1 2021 Form 10-Q	26