Form 10-Q
period 2021-07-31
TARGET CORP
filed 2021-08-27
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at August 20, 2021, were 488,039,053.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Sales	$24,826	$22,696	$48,705	$42,067
Other revenue	334	279	652	523
Total revenue	25,160	22,975	49,357	42,590
Cost of sales	17,280	15,673	33,996	30,183
Selling, general and administrative expenses	4,849	4,460	9,358	8,520
Depreciation and amortization (exclusive of depreciation included in cost of sales)	564	542	1,162	1,119
Operating income	2,467	2,300	4,841	2,768
Net interest expense	104	122	212	239
Net other (income) / expense	(7)	(11)	(350)	11
Earnings before income taxes	2,370	2,189	4,979	2,518
Provision for income taxes	553	499	1,065	544
Net earnings	$1,817	$1,690	$3,914	$1,974
Basic earnings per share	$3.68	$3.38	$7.89	$3.94
Diluted earnings per share	$3.65	$3.35	$7.82	$3.91
Weighted average common shares outstanding
Basic	493.1	500.1	495.8	500.6
Diluted	497.5	504.4	500.4	505.1
Antidilutive shares	—	—	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings	$1,817	$1,690	$3,914	$1,974
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	20	22	42	44
Currency translation adjustment and cash flow hedges	(8)	(1)	1	(9)
Other comprehensive income	12	21	43	35
Comprehensive income	$1,829	$1,711	$3,957	$2,009

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Cash and cash equivalents	$7,368	$8,511	$7,284
Inventory	11,259	10,653	8,876
Other current assets	1,604	1,592	1,463
Total current assets	20,231	20,756	17,623
Property and equipment
Land	6,148	6,141	6,027
Buildings and improvements	32,133	31,557	30,946
Fixtures and equipment	5,892	5,914	5,665
Computer hardware and software	2,260	2,765	2,631
Construction-in-progress	944	780	811
Accumulated depreciation	(20,133)	(20,278)	(19,341)
Property and equipment, net	27,244	26,879	26,739
Operating lease assets	2,503	2,227	2,233
Other noncurrent assets	1,407	1,386	1,405
Total assets	$51,385	$51,248	$48,000
Liabilities and shareholders’ investment
Accounts payable	$12,632	$12,859	$10,726
Accrued and other current liabilities	5,600	6,122	5,057
Current portion of long-term debt and other borrowings	1,190	1,144	109
Total current liabilities	19,422	20,125	15,892
Long-term debt and other borrowings	11,589	11,536	14,188
Noncurrent operating lease liabilities	2,462	2,218	2,241
Deferred income taxes	1,146	990	1,121
Other noncurrent liabilities	1,906	1,939	1,980
Total noncurrent liabilities	17,103	16,683	19,530
Shareholders’ investment
Common stock	41	42	42
Additional paid-in capital	6,332	6,329	6,248
Retained earnings	9,200	8,825	7,121
Accumulated other comprehensive loss	(713)	(756)	(833)
Total shareholders’ investment	14,860	14,440	12,578
Total liabilities and shareholders’ investment	$51,385	$51,248	$48,000
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 489,651,196, 500,877,129 and 500,252,831 shares issued and outstanding as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	July 31, 2021	August 1, 2020
Operating activities
Net earnings	$3,914	$1,974
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,300	1,245
Share-based compensation expense	138	104
Deferred income taxes	143	(12)
Gain on Dermstore sale	(335)	—
Noncash losses / (gains) and other, net	7	86
Changes in operating accounts:
Inventory	(606)	116
Other assets	3	(14)
Accounts payable	(311)	795
Accrued and other liabilities	(831)	822
Cash provided by operating activities	3,422	5,116
Investing activities
Expenditures for property and equipment	(1,338)	(1,414)
Proceeds from disposal of property and equipment	15	10
Proceeds from Dermstore sale	356	—
Other investments	(5)	2
Cash required for investing activities	(972)	(1,402)
Financing activities
Additions to long-term debt	—	2,480
Reductions of long-term debt	(72)	(126)
Dividends paid	(676)	(662)
Repurchase of stock	(2,850)	(706)
Stock option exercises	5	7
Cash (required for) / provided by financing activities	(3,593)	993
Net (decrease) / increase in cash and cash equivalents	(1,143)	4,707
Cash and cash equivalents at beginning of period	8,511	2,577
Cash and cash equivalents at end of period	$7,368	$7,284
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$182	$246
Leased assets obtained in exchange for new operating lease liabilities	386	142

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169
Net earnings	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	21	21
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.4	—	42	—	—	42
August 1, 2020	500.3	$42	$6,248	$7,121	$(833)	$12,578
Net earnings	—	—	—	1,014	—	1,014
Other comprehensive income	—	—	—	—	36	36
Dividends declared	—	—	—	(346)	—	(346)
Stock options and awards	0.5	—	37	—	—	37
October 31, 2020	500.8	$42	$6,285	$7,789	$(797)	$13,319
Net earnings	—	—	—	1,380	—	1,380
Other comprehensive income	—	—	—	—	41	41
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.1	—	44	—	—	44
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440

TARGET CORPORATION	Q2 2021 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959
Net earnings	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(445)	—	(445)
Repurchase of stock	(6.6)	—	—	(1,544)	—	(1,544)
Stock options and awards	0.2	—	61	—	—	61
July 31, 2021	489.7	$41	$6,332	$9,200	$(713)	$14,860

We declared $0.90 and $0.68 dividends per share for the three months ended July 31, 2021, and August 1, 2020, respectively, and $2.70 per share for the fiscal year ended January 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2021 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix, including same-day fulfillment options. Note 4 presents sales by category. We have taken various actions, including accelerating purchases of certain merchandise in our core categories and slowing or canceling purchase orders, primarily for Apparel and Accessories. As a result, during the quarter ended May 2, 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

3. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore has historically represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	Q2 2021 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Six Months Ended
(millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Apparel and accessories (a)	$4,751	$4,084	$9,020	$6,703
Beauty and household essentials (b)	6,726	6,158	13,090	12,069
Food and beverage (c)	4,687	4,186	9,543	8,761
Hardlines (d)	3,867	3,608	7,813	6,582
Home furnishings and décor (e)	4,748	4,625	9,158	7,889
Other	47	35	81	63
Sales	24,826	22,696	48,705	42,067

Credit card profit sharing	172	158	343	324
Other	162	121	309	199
Other revenue	334	279	652	523

Total revenue	$25,160	$22,975	$49,357	$42,590
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns. As of July 31, 2021, January 30, 2021, and August 1, 2020, the accrual for estimated returns was $176 million, $139 million, and $201 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 30, 2021	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	July 31, 2021
(millions)
Gift card liability (a)	$1,035	$378	$(533)	$880
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

TARGET CORPORATION	Q2 2021 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Pricing Category	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$6,439	$7,644	$6,370
Prepaid forward contracts	Other Current Assets	Level 1	44	38	26
Equity securities	Other Current Assets	Level 1	—	—	27
Interest rate swaps	Other Noncurrent Assets	Level 2	160	188	239
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	12

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	July 31, 2021		January 30, 2021		August 1, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,620	$12,594	$10,643	$12,787	$12,384	$15,457
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

6. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $39 million and $81 million during the three and six months ended July 31, 2021, respectively. We recognized impairment charges of $25 million and $60 million during the three and six months ended August 1, 2020, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 5 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

As of July 31, 2021, January 30, 2021, and August 1, 2020, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended July 31, 2021, and August 1, 2020.

As of July 31, 2021, January 30, 2021, and August 1, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances. As of July 31, 2021, Accumulated Other Comprehensive Loss (AOCI) included $6 million that will be reclassified and reduce Net Interest Expense when the forecasted transaction affects earnings.

During August 2021, we entered into additional forward-starting interest rate swaps with notional amounts totaling $675 million.

TARGET CORPORATION	Q2 2021 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Debt (millions)	July 31, 2021	January 30, 2021	August 1, 2020
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,649	$1,677	$1,732
Cumulative hedging adjustments, included in carrying amount	154	183	239

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$22	$11	$(29)	$102
Hedged debt	(22)	(11)	29	(102)
Total	$—	$—	$—	$—

8. Income Taxes

For the three and six months ended July 31, 2021, our effective tax rate was 23.4 percent and 21.4 percent, respectively, compared with 22.8 percent and 21.6 percent for the three and six months ended August 1, 2020, as higher pretax earnings diluted the tax-rate benefit from fixed and discrete items, such as employee share-based compensation and the Dermstore sale. Additionally, for the six months ended July 31, 2021, the favorable resolution of certain income tax matters resulted in a $44 million discrete tax benefit.

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Number of shares purchased	6.6	—	12.7	5.7
Average price paid per share	$233.81	$—	$213.06	$107.58
Total investment	$1,535	$—	$2,700	$609

TARGET CORPORATION	Q2 2021 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Service cost benefits earned	SG&A	$24	$25	$48	$51
Interest cost on projected benefit obligation	Net Other (Income) / Expense	24	29	48	59
Expected return on assets	Net Other (Income) / Expense	(59)	(60)	(118)	(121)
Amortization of losses	Net Other (Income) / Expense	28	32	57	64
Amortization of prior service cost	Net Other (Income) / Expense	(1)	(3)	(1)	(6)
Total		$16	$23	$34	$47

11. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 30, 2021	$(3)	$(18)	$(735)	$(756)
Other comprehensive income before reclassifications, net of tax	1	—	—	1
Amounts reclassified from AOCI, net of tax	—	—	42	42
July 31, 2021	$(2)	$(18)	$(693)	$(713)

TARGET CORPORATION	Q2 2021 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2021 included the following notable items:

•GAAP diluted earnings per share was $3.65.
•Adjusted diluted earnings per share was $3.64.
•Total revenue increased 9.5 percent, driven by an increase in comparable sales.
•Comparable sales increased 8.9 percent, driven by a 12.7 percent increase in traffic.
◦Comparable stores originated sales grew 8.7 percent.
◦Comparable digitally originated sales increased 9.9 percent.
•Operating income of $2.5 billion was 7.2 percent higher than the comparable prior-year period.

Sales were $24.8 billion for the three months ended July 31, 2021, an increase of $2.1 billion, or 9.4 percent, from the comparable prior-year period. Cash flow provided by operating activities was $3.4 billion for the six months ended July 31, 2021, a decrease of $1.7 billion, or (33.1) percent, from $5.1 billion for the six months ended August 1, 2020. The drivers of the operating cash flow decrease are described on page 22.

Earnings Per Share	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
GAAP diluted earnings per share	$3.65	$3.35	8.9%	$7.82	$3.91	100.1%
Adjustments	(0.01)	0.03		(0.48)	0.06
Adjusted diluted earnings per share	$3.64	$3.38	7.9%	$7.34	$3.96	85.1%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended July 31, 2021, after-tax ROIC was 31.7 percent, compared with 17.2 percent for the trailing twelve months ended August 1, 2020. The calculation of ROIC is provided on page 21.

COVID-19

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix, including same-day fulfillment options.

TARGET CORPORATION	Q2 2021 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
Sales	$24,826	$22,696	9.4%	$48,705	$42,067	15.8%
Other revenue	334	279	20.0	652	523	24.8
Total revenue	25,160	22,975	9.5	49,357	42,590	15.9
Cost of sales	17,280	15,673	10.3	33,996	30,183	12.6
Selling, general and administrative expenses	4,849	4,460	8.8	9,358	8,520	9.8
Depreciation and amortization (exclusive of depreciation included in cost of sales)	564	542	4.0	1,162	1,119	3.9
Operating income	$2,467	$2,300	7.2%	$4,841	$2,768	74.9%

Rate Analysis	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gross margin rate	30.4%	30.9%	30.2%	28.3%
SG&A expense rate	19.3	19.4	19.0	20.0
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.2	2.4	2.4	2.6
Operating income margin rate	9.8	10.0	9.8	6.5
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable prior-year period of equivalent length. Comparable sales include all sales—except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and delivery via our wholly owned subsidiary, Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

Sales growth—from both comparable sales and new stores—represents an important driver of our long-term profitability. We expect that comparable sales growth will drive the majority of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will, over the long-term, drive both increasing shopping frequency (traffic) and the amount spent each visit (average transaction amount).

TARGET CORPORATION	Q2 2021 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

The increase in sales during the three and six months ended July 31, 2021, is due to a comparable sales increase of 8.9 percent and 15.3 percent, respectively, and the contribution from new stores. The COVID-19 pandemic has affected the amount and mix of sales across channels and categories.

Comparable Sales	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Comparable sales change	8.9%	24.3%	15.3%	17.7%
Drivers of change in comparable sales
Number of transactions	12.7	4.6	14.8	1.6
Average transaction amount	(3.4)	18.8	0.5	15.8

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stores originated comparable sales change	8.7%	10.9%	13.0%	6.0%
Digitally originated comparable sales change	9.9	195.4	27.3	168.9

Sales by Channel	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stores originated	83.0%	82.8%	82.3%	83.7%
Digitally originated	17.0	17.2	17.7	16.3
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stores	96.6%	96.0%	96.4%	96.3%
Other	3.4	4.0	3.6	3.7
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Apparel and accessories	19%	18%	18%	16%
Beauty and household essentials	27	27	27	29
Food and beverage	19	19	20	21
Hardlines	16	16	16	15
Home furnishings and décor	19	20	19	19
Total	100%	100%	100%	100%

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q2 2021 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for the three and six months ended July 31, 2021, and August 1, 2020; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Target Debit Card	11.6%	11.8%	11.9%	12.2%
Target Credit Cards	8.7	8.7	8.6	9.2
Total RedCard Penetration	20.3%	20.5%	20.4%	21.4%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q2 2021 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes
Gross Margin Rate
For the three months ended July 31, 2021, our gross margin rate was 30.4 percent compared with 30.9 percent in the comparable prior-year period. This decrease reflected the net impact of

•pressure from higher merchandise and freight costs, partially offset by the benefit of low promotional and clearance markdown rates;
•the prior-year rate benefit from a second quarter 2020 change in our returns estimate for sales during the temporary returns suspension period;
•favorable category mix, reflecting strength in our higher-margin categories relative to our lower-margin categories; and
•the benefit of a higher percentage of digital sales fulfilled through our lower-cost same-day fulfillment options.

For the six months ended July 31, 2021, our gross margin rate was 30.2 percent compared with 28.3 percent in the comparable prior-year period. This increase reflected
•merchandising benefits, including exceptionally low promotional and clearance markdown rates, partially offset by higher merchandise and freight costs;
•favorable category mix, reflecting strength in our higher-margin categories relative to our lower-margin categories; and
•the benefit of a higher percentage of digital sales fulfilled through our lower-cost same-day fulfillment options.

TARGET CORPORATION	Q2 2021 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Notes

Selling, General, and Administrative Expense Rate

For the three months ended July 31, 2021, our SG&A expense rate was 19.3 percent compared with 19.4 percent for the three months ended August 1, 2020. For the six months ended July 31, 2021, our SG&A expense rate was 19.0 percent compared with 20.0 percent for the six months ended August 1, 2020. The decreases reflect the continued leverage benefit from strong revenue growth, offset by pressure from increases in some expense categories—such as marketing—from lower-than-normal levels in 2020.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Beginning store count	1,909	1,871	1,897	1,868
Opened	2	—	14	3
Closed	(2)	—	(2)	—
Ending store count	1,909	1,871	1,909	1,871

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	July 31, 2021	January 30, 2021	August 1, 2020	July 31, 2021	January 30, 2021	August 1, 2020
170,000 or more sq. ft.	273	273	272	48,798	48,798	48,613
50,000 to 169,999 sq. ft.	1,510	1,509	1,505	189,624	189,508	189,224
49,999 or less sq. ft.	126	115	94	3,709	3,342	2,745
Total	1,909	1,897	1,871	242,131	241,648	240,582
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $104 million and $212 million for the three and six months ended July 31, 2021, respectively, compared with $122 million and $239 million, respectively, in the comparable prior-year period. The decrease in net interest expense was primarily due to lower average debt balances for the three and six months ended July 31, 2021, compared with the prior-year periods.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(7) million and $(350) million for the three and six months ended July 31, 2021, respectively, compared with $(11) million and $11 million, respectively, in the comparable prior-year periods. The increase for the six months ended July 31, 2021, was due to the $335 million gain on the February 2021 sale of Dermstore. Note 3 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended July 31, 2021, was 23.4 percent and 21.4 percent, respectively, compared with 22.8 percent and 21.6 percent, respectively, in the comparable prior-year periods, reflecting significantly higher earnings during the current-year periods which diluted the tax rate impact of fixed deductions and discrete items. The effective tax rate impact of higher earnings for the six months ended July 31, 2021, was offset by the resolution of certain income tax matters during the first quarter.

TARGET CORPORATION	Q2 2021 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	July 31, 2021			August 1, 2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$3.65			$3.35
Adjustments
Gain on investment (a)	$—	$—	$—	$(9)	$(6)	$(0.01)
Other (b)	(5)	(4)	(0.01)	25	18	0.04
Adjusted diluted earnings per share			$3.64			$3.38

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended
	July 31, 2021			August 1, 2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$7.82			$3.91
Adjustments
Gain on Dermstore sale	$(335)	$(269)	$(0.54)	$—	$—	$—
Loss on investment (a)	—	—	—	12	9	0.02
Other (b)	36	27	0.05	25	18	0.04
Adjusted diluted earnings per share			$7.34			$3.96
Note: Amounts may not foot due to rounding.
(a)Represented a (gain) / loss on our investment in Casper Sleep Inc., which was not core to our operations. We sold this investment during the fourth quarter of 2020.
(b)Includes civil unrest-related losses, net of associated insurance recoveries, and headquarters office space impairments, none of which were individually significant.

TARGET CORPORATION	Q2 2021 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes

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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions)	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
Net earnings	$1,817	$1,690	7.4%	$3,914	$1,974	98.2%
+ Provision for income taxes	553	499	11.3	1,065	544	95.9
+ Net interest expense	104	122	(15.5)	212	239	(11.7)
EBIT	$2,474	$2,311	7.1%	$5,191	$2,757	88.2%
+ Total depreciation and amortization (a)	633	604	4.9	1,300	1,245	4.5
EBITDA	$3,107	$2,915	6.6%	$6,491	$4,002	62.2%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2021 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	July 31, 2021	August 1, 2020
Operating income	$8,611	$4,968
+ Net other income / (expense)	346	(28)
EBIT	8,957	4,940
+ Operating lease interest (a)	84	87
- Income taxes (b)	1,918	1,076
Net operating profit after taxes	$7,123	$3,951

Denominator	July 31, 2021	August 1, 2020	August 3, 2019
Current portion of long-term debt and other borrowings	$1,190	$109	$1,153
+ Noncurrent portion of long-term debt	11,589	14,188	10,365
+ Shareholders' investment	14,860	12,578	11,836
+ Operating lease liabilities (c)	2,695	2,448	2,285
- Cash and cash equivalents	7,368	7,284	1,656
Invested capital	$22,966	$22,039	$23,983
Average invested capital (d)	$22,502	$23,011

After-tax return on invested capital	31.7%	17.2%
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
(b)Calculated using the effective tax rates, which were 21.2 percent and 21.4 percent for the trailing twelve months ended July 31, 2021, and August 1, 2020, respectively. For the trailing twelve months ended July 31, 2021, and August 1, 2020, includes tax effect of $1.9 billion and $1.1 billion, respectively, related to EBIT, and $18 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q2 2021 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $7.4 billion, $8.5 billion, and $7.3 billion as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively. Our cash and cash equivalents balance includes short-term investments of $6.4 billion, $7.6 billion, and $6.4 billion as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $3.4 billion for the six months ended July 31, 2021, compared with $5.1 billion for the six months ended August 1, 2020. For the six months ended July 31, 2021, operating cash flows reflect stronger operating results, offset by increased inventory investment and higher net settlement of accounts payable, compared with the six months ended August 1, 2020. Additionally, operating cash flows for 2021 reflect a $1.2 billion increase in income tax payments.

Inventory

Inventory was $11.3 billion as of July 31, 2021, compared with $10.7 billion and $8.9 billion at January 30, 2021, and August 1, 2020, respectively. The increase over the balance as of August 1, 2020, reflects efforts to align inventory with sales trends. Additionally, the lower inventory balance as of August 1, 2020, reflected the impact of elevated sell-through rates in longer lead-time merchandise categories.

Investing Cash Flows

Investing cash flows included capital investments of $1.3 billion and $1.4 billion for the six months ended July 31, 2021, and August 1, 2020, respectively. We now expect full-year capital investments of approximately $3.5 billion compared with our previous expectation of $4 billion, reflecting the re-timing of some projects into next year. For the six months ended July 31, 2021, investing cash flows includes $356 million of proceeds from the sale of Dermstore.

Dividends

We paid dividends totaling $336 million ($0.68 per share) and $676 million ($1.36 per share) for the three and six months ended July 31, 2021, respectively, and $330 million ($0.66 per share) and $662 million ($1.32 per share) for the three and six months ended August 1, 2020, respectively, a per share increase of 3.0 percent. We declared dividends totaling $445 million ($0.90 per share) during the second quarter of 2021 and $344 million ($0.68 per share) during the second quarter of 2020, a per share increase of 32.4 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $2.7 billion to shareholders through share repurchase during the six months ended July 31, 2021. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Financial Statements for more information.

TARGET CORPORATION	Q2 2021 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of July 31, 2021, our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A	A
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Fitch raised our long-term debt rating from A- to A during the three months ended July 31, 2021.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the six months ended July 31, 2021, and August 1, 2020. We have additional liquidity through a committed $2.5 billion revolving credit facility that expires in October 2023. No balances were outstanding at any time during 2021 or 2020.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of July 31, 2021, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2021 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q2 2021 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program with no stated expiration (2019 Program). We began repurchasing shares under the authorization during the first quarter of 2020. On August 11, 2021, our Board of Directors authorized a new, $15 billion share repurchase program with no stated expiration (2021 Program). We expect to begin repurchasing shares under the 2021 Program upon completion of the 2019 Program. Under the 2019 Program, we have repurchased 17.2 million shares of common stock at an average price of $184.62, for a total investment of $3.2 billion. The table below presents information with respect to Target common stock purchases made during the three months ended July 31, 2021, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
May 2, 2021 through May 29, 2021
Open market and privately negotiated purchases	1,548,804	$211.66	1,548,804	$3,023,026,963
May 30, 2021 through July 3, 2021
Open market and privately negotiated purchases	2,934,662	233.31	2,934,662	2,338,345,656
July 4, 2021 through July 31, 2021
Open market and privately negotiated purchases	2,081,640	250.98	2,081,640	1,815,885,962
Total	6,565,106	$233.81	6,565,106	$1,815,885,962

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2021 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q2 2021 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 27, 2021	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q2 2021 Form 10-Q	27