Form 10-Q
period 2021-10-30
TARGET CORP
filed 2021-11-24
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at November 19, 2021, were 479,123,918.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales	$25,290	$22,336	$73,995	$64,403
Other revenue	362	296	1,014	819
Total revenue	25,652	22,632	75,009	65,222
Cost of sales	18,206	15,509	52,202	45,692
Selling, general and administrative expenses	4,859	4,647	14,217	13,167
Depreciation and amortization (exclusive of depreciation included in cost of sales)	577	541	1,739	1,660
Operating income	2,010	1,935	6,851	4,703
Net interest expense	105	632	317	871
Net other (income) / expense	(6)	5	(356)	16
Earnings before income taxes	1,911	1,298	6,890	3,816
Provision for income taxes	423	284	1,488	828
Net earnings	$1,488	$1,014	$5,402	$2,988
Basic earnings per share	$3.07	$2.02	$10.97	$5.97
Diluted earnings per share	$3.04	$2.01	$10.87	$5.91
Weighted average common shares outstanding
Basic	484.8	500.6	492.2	500.6
Diluted	489.4	505.4	496.8	505.2
Antidilutive shares	—	—	—	—

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings	$1,488	$1,014	$5,402	$2,988
Other comprehensive income, net of tax
Pension benefit liabilities	21	22	63	66
Currency translation adjustment and cash flow hedges	5	14	6	5
Other comprehensive income	26	36	69	71
Comprehensive income	$1,514	$1,050	$5,471	$3,059

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Cash and cash equivalents	$5,753	$8,511	$5,996
Inventory	14,958	10,653	12,712
Other current assets	1,865	1,592	1,601
Total current assets	22,576	20,756	20,309
Property and equipment
Land	6,146	6,141	6,063
Buildings and improvements	32,478	31,557	31,398
Fixtures and equipment	6,144	5,914	5,843
Computer hardware and software	2,447	2,765	2,706
Construction-in-progress	1,302	780	518
Accumulated depreciation	(20,602)	(20,278)	(19,755)
Property and equipment, net	27,915	26,879	26,773
Operating lease assets	2,539	2,227	2,208
Other noncurrent assets	1,381	1,386	1,371
Total assets	$54,411	$51,248	$50,661
Liabilities and shareholders’ investment
Accounts payable	$16,250	$12,859	$14,203
Accrued and other current liabilities	5,925	6,122	5,023
Current portion of long-term debt and other borrowings	1,176	1,144	131
Total current liabilities	23,351	20,125	19,357
Long-term debt and other borrowings	11,586	11,536	12,490
Noncurrent operating lease liabilities	2,494	2,218	2,196
Deferred income taxes	1,246	990	1,171
Other noncurrent liabilities	1,931	1,939	2,128
Total noncurrent liabilities	17,257	16,683	17,985
Shareholders’ investment
Common stock	40	42	42
Additional paid-in capital	6,381	6,329	6,285
Retained earnings	8,069	8,825	7,789
Accumulated other comprehensive loss	(687)	(756)	(797)
Total shareholders’ investment	13,803	14,440	13,319
Total liabilities and shareholders’ investment	$54,411	$51,248	$50,661
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 480,905,493, 500,877,129 and 500,754,729 shares issued and outstanding as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 30, 2021	October 31, 2020
Operating activities
Net earnings	$5,402	$2,988
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,952	1,848
Share-based compensation expense	187	161
Deferred income taxes	233	26
Gain on Dermstore sale	(335)	—
Loss on extinguishment of debt	—	512
Noncash losses / (gains) and other, net	18	124
Changes in operating accounts:
Inventory	(4,305)	(3,720)
Other assets	(117)	(174)
Accounts payable	3,284	4,287
Accrued and other liabilities	(722)	992
Cash provided by operating activities	5,597	7,044
Investing activities
Expenditures for property and equipment	(2,483)	(2,009)
Proceeds from disposal of property and equipment	23	27
Proceeds from Dermstore sale	356	—
Other investments	14	(3)
Cash required for investing activities	(2,090)	(1,985)
Financing activities
Additions to long-term debt	—	2,480
Reductions of long-term debt	(112)	(2,395)
Dividends paid	(1,116)	(1,002)
Repurchase of stock	(5,042)	(741)
Stock option exercises	5	18
Cash required for financing activities	(6,265)	(1,640)
Net (decrease) / increase in cash and cash equivalents	(2,758)	3,419
Cash and cash equivalents at beginning of period	8,511	2,577
Cash and cash equivalents at end of period	$5,753	$5,996
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$234	$344
Leased assets obtained in exchange for new operating lease liabilities	482	186

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	284	—	284
Other comprehensive income	—	—	—	—	14	14
Dividends declared	—	—	—	(333)	—	(333)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	1.4	—	(20)	—	—	(20)
May 2, 2020	499.9	$42	$6,206	$5,775	$(854)	$11,169
Net earnings	—	—	—	1,690	—	1,690
Other comprehensive income	—	—	—	—	21	21
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.4	—	42	—	—	42
August 1, 2020	500.3	$42	$6,248	$7,121	$(833)	$12,578
Net earnings	—	—	—	1,014	—	1,014
Other comprehensive income	—	—	—	—	36	36
Dividends declared	—	—	—	(346)	—	(346)
Stock options and awards	0.5	—	37	—	—	37
October 31, 2020	500.8	$42	$6,285	$7,789	$(797)	$13,319
Net earnings	—	—	—	1,380	—	1,380
Other comprehensive income	—	—	—	—	41	41
Dividends declared	—	—	—	(344)	—	(344)
Stock options and awards	0.1	—	44	—	—	44
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440

TARGET CORPORATION	Q3 2021 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959
Net earnings	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(445)	—	(445)
Repurchase of stock	(6.6)	—	—	(1,544)	—	(1,544)
Stock options and awards	0.2	—	61	—	—	61
July 31, 2021	489.7	$41	$6,332	$9,200	$(713)	$14,860
Net earnings	—	—	—	1,488	—	1,488
Other comprehensive income	—	—	—	—	26	26
Dividends declared	—	—	—	(439)	—	(439)
Repurchase of stock	(8.8)	(1)	—	(2,180)	—	(2,181)
Stock options and awards	—	—	49	—	—	49
October 30, 2021	480.9	$40	$6,381	$8,069	$(687)	$13,803

We declared $0.90 and $0.68 dividends per share for the three months ended October 30, 2021, and October 31, 2020, respectively, and $2.70 per share for the fiscal year ended January 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2021 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix, including same-day fulfillment options. Note 4 presents sales by category. We have taken various actions, including accelerating purchases of certain merchandise in our core categories and, early in the pandemic, slowing or canceling purchase orders, primarily for Apparel and Accessories. As a result, during the quarter ended May 2, 2020, we recorded $216 million of purchase order cancellation fees in Cost of Sales.

3. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore has historically represented less than 1 percent of our consolidated revenues, operating income, and net assets.

TARGET CORPORATION	Q3 2021 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Nine Months Ended
(millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Apparel and accessories (a)	$4,364	$3,927	$13,384	$10,630
Beauty and household essentials (b)	6,980	6,103	20,070	18,172
Food and beverage (c)	5,074	4,397	14,617	13,158
Hardlines (d)	3,841	3,377	11,654	9,959
Home furnishings and décor (e)	4,989	4,506	14,147	12,395
Other	42	26	123	89
Sales	25,290	22,336	73,995	64,403

Credit card profit sharing	184	164	527	488
Other	178	132	487	331
Other revenue	362	296	1,014	819

Total revenue	$25,652	$22,632	$75,009	$65,222
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns. As of October 30, 2021, January 30, 2021, and October 31, 2020, the accrual for estimated returns was $210 million, $139 million, and $182 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 30, 2021	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	October 30, 2021
(millions)
Gift card liability (a)	$1,035	$502	$(631)	$906
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

TARGET CORPORATION	Q3 2021 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Pricing Category	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$4,818	$7,644	$5,089
Prepaid forward contracts	Other Current Assets	Level 1	44	38	32
Equity securities	Other Current Assets	Level 1	—	—	19
Interest rate swaps	Other Current Assets	Level 2	12	—	—
Interest rate swaps	Other Noncurrent Assets	Level 2	116	188	205
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	—	—	3

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	October 30, 2021		January 30, 2021		October 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$10,605	$12,300	$10,643	$12,787	$10,641	$12,787
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

6. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $3 million and $84 million during the three and nine months ended October 30, 2021, respectively. We recognized impairment charges of $2 million and $62 million during the three and nine months ended October 31, 2020, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

7. Commercial Paper and Long-Term Debt

In October 2021, we obtained a committed $3.0 billion unsecured revolving credit facility that will expire in October 2026. This new facility replaced our $2.5 billion unsecured revolving credit facility that was set to expire in October 2023. No balances were outstanding under either credit facility at any time during 2021 or 2020.

8. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 5 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

As of October 30, 2021, January 30, 2021, and October 31, 2020, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and nine months ended October 30, 2021, and October 31, 2020.

TARGET CORPORATION	Q3 2021 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
As of October 30, 2021, we were party to forward-starting interest rate swaps with notional amounts totaling $1.25 billion. As of January 30, 2021, and October 31, 2020, we were party to forward-starting interest rate swaps with notional amounts totaling $250 million. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances during the next three years. As of October 30, 2021, Accumulated Other Comprehensive Loss (AOCI) included a gain of $15 million that will be reclassified and reduce Net Interest Expense as we record interest expense on the associated debt.

Effect of Hedges on Debt (millions)	October 30, 2021	January 30, 2021	October 31, 2020
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,609	$1,677	$1,696
Cumulative hedging adjustments, included in carrying amount	114	183	203

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(40)	$(36)	$(69)	$66
Hedged debt	40	36	69	(66)
Total	$—	$—	$—	$—

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Number of shares purchased	8.8	—	21.5	5.7
Average price paid per share	$246.80	$—	$226.93	$107.58
Total investment	$2,184	$—	$4,884	$609

10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Service cost benefits earned	SG&A	$25	$25	$73	$76
Interest cost on projected benefit obligation	Net Other (Income) / Expense	24	30	72	89
Expected return on assets	Net Other (Income) / Expense	(60)	(61)	(178)	(182)
Amortization of losses	Net Other (Income) / Expense	28	32	85	96
Amortization of prior service cost	Net Other (Income) / Expense	2	(3)	1	(9)
Settlement charges	Net Other (Income) / Expense	—	1	—	1
Total		$19	$24	$53	$71

TARGET CORPORATION	Q3 2021 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
11. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 30, 2021	$(3)	$(18)	$(735)	$(756)
Other comprehensive income (loss) before reclassifications, net of tax	7	(1)	—	6
Amounts reclassified from AOCI, net of tax	—	—	63	63
October 30, 2021	$4	$(19)	$(672)	$(687)

TARGET CORPORATION	Q3 2021 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2021 included the following notable items:

•GAAP diluted earnings per share were $3.04.
•Adjusted diluted earnings per share were $3.03.
•Total revenue increased 13.3 percent, driven by an increase in comparable sales.
•Comparable sales increased 12.7 percent, driven primarily by a 12.9 percent increase in traffic.
◦Comparable stores originated sales grew 9.7 percent.
◦Comparable digitally originated sales increased 28.9 percent.
•Operating income of $2.0 billion was 3.9 percent higher than for the comparable prior-year period.

Sales were $25.3 billion for the three months ended October 30, 2021, an increase of $3.0 billion, or 13.2 percent, from the comparable prior-year period. Cash flow provided by operating activities was $5.6 billion for the nine months ended October 30, 2021, a decrease of $1.4 billion, or (20.5) percent, from $7.0 billion for the nine months ended October 31, 2020. The drivers of the operating cash flow decrease are described on page 21.

Earnings Per Share	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
GAAP diluted earnings per share	$3.04	$2.01	51.6%	$10.87	$5.91	83.9%
Adjustments	(0.01)	0.78		(0.50)	0.83
Adjusted diluted earnings per share	$3.03	$2.79	8.7%	$10.37	$6.75	53.7%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended October 30, 2021, after-tax ROIC was 31.3 percent, compared with 19.9 percent for the trailing twelve months ended October 31, 2020. The calculation of ROIC is provided on page 20.

COVID-19

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix.

Supply Chain Disruptions

In recent months, we have seen increasing supply chain disruptions, including country of origin production and port delays. Additionally, trucker and dockworker shortages, a broad-based surge in consumer demand, and other factors have led to industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering merchandise earlier, securing ocean freight routes, and increased use of air transport for certain merchandise. While our inventory position is over $2 billion higher than a year ago, if we are unable to continue to source enough inventory and move it through our supply chain to our stores on a timely basis, we may experience increased out-of-stocks and lost sales. Some of these supply chain disruptions and resulting actions have resulted in increased costs. The Gross Margin Rate analysis on page 16 provides additional information.

TARGET CORPORATION	Q3 2021 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
Sales	$25,290	$22,336	13.2%	$73,995	$64,403	14.9%
Other revenue	362	296	22.3	1,014	819	23.9
Total revenue	25,652	22,632	13.3	75,009	65,222	15.0
Cost of sales	18,206	15,509	17.4	52,202	45,692	14.2
Selling, general and administrative expenses	4,859	4,647	4.6	14,217	13,167	8.0
Depreciation and amortization (exclusive of depreciation included in cost of sales)	577	541	6.4	1,739	1,660	4.8
Operating income	$2,010	$1,935	3.9%	$6,851	$4,703	45.7%

Rate Analysis	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gross margin rate	28.0%	30.6%	29.5%	29.1%
SG&A expense rate	18.9	20.5	19.0	20.2
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.2	2.4	2.3	2.5
Operating income margin rate	7.8	8.5	9.1	7.2
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

Comparable Sales	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Comparable sales change	12.7%	20.7%	14.4%	18.7%
Drivers of change in comparable sales
Number of transactions	12.9	4.5	14.0	2.6
Average transaction amount	(0.2)	15.6	0.3	15.7

TARGET CORPORATION	Q3 2021 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales by Channel	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stores originated comparable sales change	9.7%	9.9%	11.9%	7.3%
Digitally originated comparable sales change	28.9	154.5	27.8	163.9

Sales by Channel	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stores originated	82.4%	84.3%	82.3%	83.9%
Digitally originated	17.6	15.7	17.7	16.1
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stores	96.7%	96.1%	96.5%	96.2%
Other	3.3	3.9	3.5	3.8
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Apparel and accessories	17%	18%	18%	17%
Beauty and household essentials	28	27	27	28
Food and beverage	20	20	20	20
Hardlines	15	15	16	16
Home furnishings and décor	20	20	19	19
Total	100%	100%	100%	100%

The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for the three and nine months ended October 30, 2021, and October 31, 2020; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Target Debit Card	11.7%	12.2%	11.8%	12.2%
Target Credit Cards	8.9	9.3	8.7	9.2
Total RedCard Penetration	20.7%	21.5%	20.5%	21.4%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q3 2021 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Gross Margin Rate
For the three months ended October 30, 2021, our gross margin rate was 28.0 percent compared with 30.6 percent in the comparable prior-year period. This decrease reflected the net impact of

•pressure from higher merchandise and freight costs and higher inventory shrink, partially offset by the benefit of historically low promotional and clearance markdown rates;
•supply chain pressure related to increased compensation and headcount in our distribution centers; and
•favorable mix in the relative growth rates of higher and lower margin categories.

For the nine months ended October 30, 2021, our gross margin rate was 29.5 percent compared with 29.1 percent in the comparable prior-year period. This increase reflected the net impact of

•favorable mix in the relative growth rates of higher and lower margin categories;
•higher merchandise and freight costs partially offset by historically low promotional and clearance markdown rates; and
•supply chain pressure related to increased compensation and headcount in our distribution centers, partially offset by the small net benefit of a higher percentage of digital sales fulfilled through our lower-cost same-day fulfillment options.

Selling, General, and Administrative Expense Rate

For the three months ended October 30, 2021, our SG&A expense rate was 18.9 percent compared with 20.5 percent for the three months ended October 31, 2020. For the nine months ended October 30, 2021, our SG&A expense rate was 19.0 percent compared with 20.2 percent for the nine months ended October 31, 2020. The decreases reflect the net leverage benefit from strong revenue growth.

TARGET CORPORATION	Q3 2021 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Beginning store count	1,909	1,871	1,897	1,868
Opened	15	27	29	30
Closed	—	(1)	(2)	(1)
Ending store count	1,924	1,897	1,924	1,897

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	October 30, 2021	January 30, 2021	October 31, 2020	October 30, 2021	January 30, 2021	October 31, 2020
170,000 or more sq. ft.	274	273	273	49,071	48,798	48,798
50,000 to 169,999 sq. ft.	1,515	1,509	1,509	190,116	189,508	189,508
49,999 or less sq. ft.	135	115	115	3,952	3,342	3,342
Total	1,924	1,897	1,897	243,139	241,648	241,648
(a)In thousands, reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $105 million and $317 million for the three and nine months ended October 30, 2021, respectively, compared with $632 million and $871 million, respectively, in the comparable prior-year period. The decrease in net interest expense was primarily due to a loss on early retirement of debt of $512 million for the three and nine months ended October 31, 2020, compared with the current-year periods.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(6) million and $(356) million for the three and nine months ended October 30, 2021, respectively, compared with $5 million and $16 million, respectively, in the comparable prior-year periods. The nine months ended October 30, 2021, included the $335 million gain on the February 2021 sale of Dermstore. Note 3 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended October 30, 2021, was 22.1 percent and 21.6 percent, respectively, compared with 21.9 percent and 21.7 percent, respectively, in the comparable prior-year periods.

TARGET CORPORATION	Q3 2021 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	October 30, 2021			October 31, 2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$3.04			$2.01
Adjustments
Loss on debt extinguishment	$—	$—	$—	$512	$379	$0.75
Loss on investment (a)	—	—	—	8	9	0.02
Other (b)	(9)	(7)	(0.01)	8	6	0.01
Adjusted diluted earnings per share			$3.03			$2.79

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	October 30, 2021			October 31, 2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$10.87			$5.91
Adjustments
Gain on Dermstore sale	$(335)	$(269)	$(0.54)	$—	$—	$—
Loss on debt extinguishment	—	—	—	512	379	0.75
Loss on investment (a)	—	—	—	19	18	0.03
Other (b)	27	20	0.04	33	24	0.05
Adjusted diluted earnings per share			$10.37			$6.75
Note: Amounts may not foot due to rounding.
(a)Represented a loss on our investment in Casper Sleep Inc., which was not core to our operations. We sold this investment during the fourth quarter of 2020.
(b)Other items unrelated to current period operations, none of which were individually significant.

TARGET CORPORATION	Q3 2021 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes

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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions)	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
Net earnings	$1,488	$1,014	46.8%	$5,402	$2,988	80.8%
+ Provision for income taxes	423	284	48.7	1,488	828	79.7
+ Net interest expense	105	632	(83.2)	317	871	(63.5)
EBIT	$2,016	$1,930	4.5%	$7,207	$4,687	53.8%
+ Total depreciation and amortization (a)	652	603	7.9	1,952	1,848	5.6
EBITDA	$2,668	$2,533	5.3%	$9,159	$6,535	40.2%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2021 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	October 30, 2021	October 31, 2020
Operating income	$8,687	$5,901
+ Net other income / (expense)	358	(46)
EBIT	9,045	5,855
+ Operating lease interest (a)	85	87
- Income taxes (b)	1,947	1,277
Net operating profit after taxes	$7,183	$4,665

Denominator	October 30, 2021	October 31, 2020	November 2, 2019
Current portion of long-term debt and other borrowings	$1,176	$131	$1,159
+ Noncurrent portion of long-term debt	11,586	12,490	10,513
+ Shareholders' investment	13,803	13,319	11,545
+ Operating lease liabilities (c)	2,737	2,400	2,390
- Cash and cash equivalents	5,753	5,996	969
Invested capital	$23,549	$22,344	$24,638
Average invested capital (d)	$22,947	$23,491

After-tax return on invested capital	31.3%	19.9%
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
(b)Calculated using the effective tax rates, which were 21.3 percent and 21.5 percent for the trailing twelve months ended October 30, 2021, and October 31, 2020, respectively. For the trailing twelve months ended October 30, 2021, and October 31, 2020, includes tax effect of $1.9 billion and $1.3 billion, respectively, related to EBIT, and $18 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q3 2021 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $5.8 billion, $8.5 billion, and $6.0 billion as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively. Our cash and cash equivalents balance includes short-term investments of $4.8 billion, $7.6 billion, and $5.1 billion as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $5.6 billion for the nine months ended October 30, 2021, compared with $7.0 billion for the nine months ended October 31, 2020. For the nine months ended October 30, 2021, operating cash flows reflect stronger operating results, offset by increased inventory investment and lower accounts payable leverage, compared with the nine months ended October 31, 2020. Additionally, operating cash flows for 2021 reflect a $1.1 billion increase in income tax payments.

Inventory

Inventory was $15.0 billion as of October 30, 2021, compared with $10.7 billion and $12.7 billion at January 30, 2021, and October 31, 2020, respectively. The increase over the balance as of October 31, 2020, reflects efforts to align inventory with sales trends.

Investing Cash Flows

Investing cash flows included capital investments of $2.5 billion and $2.0 billion for the nine months ended October 30, 2021, and October 31, 2020, respectively. For the nine months ended October 31, 2021, investing cash flows includes $356 million of proceeds from the sale of Dermstore.

Dividends

We paid dividends totaling $440 million ($0.90 per share) and $1.1 billion ($2.26 per share) for the three and nine months ended October 30, 2021, respectively, and $340 million ($0.68 per share) and $1.0 billion ($2.00 per share) for the three and nine months ended October 31, 2020, respectively, a per share increase of 32.4 percent and 13.0 percent, respectively. We declared dividends totaling $439 million ($0.90 per share) during the third quarter of 2021 and $346 million ($0.68 per share) during the third quarter of 2020, a per share increase of 32.4 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $4.9 billion to shareholders through share repurchase during the nine months ended October 30, 2021. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Financial Statements for more information.

TARGET CORPORATION	Q3 2021 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 30, 2021, our credit ratings were as follows:

Credit Ratings	Moody’s	Standard and Poor’s	Fitch
Long-term debt	A2	A	A
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit ratings will remain the same as described above.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding at any time during the nine months ended October 30, 2021, and October 31, 2020. In October 2021, we obtained a committed $3.0 billion unsecured revolving credit facility that will expire in October 2026. This new facility replaced our $2.5 billion unsecured revolving credit facility that was set to expire in October 2023. No balances were outstanding under either credit facility at any time during 2021 or 2020.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of October 30, 2021, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity will continue to be adequate to maintain operations, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future. We continue to anticipate ample access to commercial paper and long-term financing.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q3 2021 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q3 2021 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2019, our Board of Directors authorized a $5 billion share repurchase program (2019 Program). On August 11, 2021, our Board of Directors authorized a new, $15 billion share repurchase program with no stated expiration (2021 Program). We began repurchasing shares under the 2021 Program during the third quarter of 2021 upon completion of the 2019 Program. Under the 2019 Program, we repurchased 24.5 million shares of common stock at an average price of $203.82, for a total investment of $5.0 billion. Under the 2021 Program, we repurchased 1.6 million shares of common stock at an average price of $235.22, for a total investment of $368 million. The table below presents information with respect to Target common stock purchases made during the three months ended October 30, 2021, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
August 1, 2021 through August 28, 2021
Open market and privately negotiated purchases	2,952,200	$255.68	2,952,200	$16,061,054,829
August 29, 2021 through October 2, 2021
Open market and privately negotiated purchases	4,380,548	244.84	4,380,548	14,988,537,728
October 3, 2021 through October 30, 2021
Open market and privately negotiated purchases	1,517,041	235.18	1,517,041	14,631,757,193
Total	8,849,789	$246.80	8,849,789	$14,631,757,193

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2021 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6.  Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(10)L	Target Corporation DDCP (2022 Plan Statement) (as amended and restated effective January 1, 2022)

(10)DD	Five-Year Credit Agreement dated as of October 18, 2021 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q3 2021 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 24, 2021	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Robert M. Harrison
Robert M. Harrison
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q3 2021 Form 10-Q	26