Form 10-K
period 2022-01-29
TARGET CORP
filed 2022-03-09
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2021, was $127,440,308,386 based on the closing price of $261.05 per share of Common Stock as reported on the New York Stock Exchange Composite Index.
Indicate the number of shares outstanding of each of registrant's classes of Common Stock, as of the latest practicable date. Total shares of Common Stock, par value $0.0833, outstanding as of March 3, 2022, were 462,418,075.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2022, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2021 Form 10-K	1

BUSINESS	Table of Contents

PART I
Item 1.    Business

General

Target Corporation (Target, the Corporation, or the Company) was incorporated in Minnesota in 1902. Our corporate purpose is to help all families discover the joy of everyday life. We offer to our customers, referred to as "guests," everyday essentials and fashionable, differentiated merchandise at discounted prices. We operate as a single segment designed to enable guests to purchase products seamlessly in stores or through our digital channels. Since 1946, we have given 5 percent of our profit to communities.

Strategy

Our team, technology, and operations enable us to meet our corporate purpose and offer a preferred shopping experience to our guests through a durable, growth-driving enterprise strategy that differentiates Target in the marketplace. The six pillars of our strategy are:

•Delivering affordability to our guests;
•Differentiating from our competition with our owned brands and a curated assortment of leading national brands;
•Investing to create an engaging and differentiated shopping experience;
•Leveraging our stores-as-hubs to efficiently provide a convenient and safe experience for our guests whether they purchase online or physically in-store;
•Maintaining and enhancing our relevancy to deepen engagement with guests; and
•Leveraging our size and scale to benefit people, the planet, and our business, primarily through Target Forward, the sustainability-focused component of our overall business strategy, announced in 2021.

As illustrated by the charts below, our strategy places stores at the center of our flexible fulfillment approach, with stores fulfilling over 95 percent of total sales.

Sales
(in Billions)
$77.1
$6.8
$70.3
$92.4
$16.6
$75.8
$104.6
$19.7
$84.9
2019
2020
2021
Stores Originated
Digitally Originated

TARGET CORPORATION	2021 Form 10-K	2

BUSINESS	Table of Contents

Sales by Fulfillment Channel

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Seasonality

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Merchandise

We sell a wide assortment of general merchandise and food. The majority of our general merchandise stores offer an edited food assortment, including perishables, dry grocery, dairy, and frozen items. Nearly all of our stores larger than 170,000 square feet offer a full line of food items comparable to traditional supermarkets. Our small format stores, generally smaller than 50,000 square feet, offer curated general merchandise and food assortments. Our digital channels include a wide merchandise assortment, including many items found in our stores, along with a complementary assortment sold by Target and third parties.

Sales by Product Category

TARGET CORPORATION	2021 Form 10-K	3

BUSINESS	Table of Contents

A significant portion of our sales is from national brand merchandise. Approximately one-third of 2021 sales was related to our owned and exclusive brands, including, but not limited, to the following:

Owned Brands
A New Day™	Goodfellow & Co™	Room Essentials™
All in Motion™	Hearth & Hand™ with Magnolia	Shade & Shore™
Archer Farms™	Heyday™	Simply Balanced™
Art Class™	Hyde & EEK! Boutique™	Smartly™
Auden™	JoyLab™	Smith & Hawken™
Ava & Viv™	Kindfull™	Sonia Kashuk™
Boots & Barkley™	Knox Rose™	Spritz™
Brightroom™	Kona Sol™	Stars Above™
Bullseye's Playground™	Made By Design™	Sun Squad™
Casaluna™	Market Pantry™	Threshold™
Cat & Jack™	Mondo Llama™	Universal Thread™
Cloud Island™	More Than Magic™	up & up™
Colsie™	Opalhouse™	Wild Fable™
Embark™	Open Story™	Wondershop™
Everspring™	Original Use™	Xhilaration™
Favorite Day™	Pillowfort™
Good & Gather™	Project 62™

Exclusive Adult Beverage Brands
California Roots™	Mystic Reef™	SunPop™
Headliner™	Photograph™	The Collection™
Jingle & Mingle™	Rosé Bae™	Wine Cube™

We also sell merchandise through periodic exclusive design and creative partnerships, and shop-in-shop experiences, with partners such as Apple, Disney, Levi's, and Ulta Beauty, and generate revenue from in-store amenities such as Target Café, Starbucks, and Target Optical. CVS Pharmacy, Inc. (CVS) operates pharmacies and clinics in our stores under a perpetual operating agreement from which we generate annual occupancy income.

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

TARGET CORPORATION	2021 Form 10-K	4

BUSINESS	Table of Contents

Human Capital Management

In support of our purpose—to help all families discover the joy of everyday life—we invest in our team, our most important asset, by giving them opportunities to grow professionally, take care of themselves, each other and their families, and to make a difference for our guests and our communities. We are among the largest private employers in the United States (U.S.), and our workforce has varying goals and expectations of their employment relationship, from team members looking to build a career to students, retirees and others who are seeking to supplement their income in an enjoyable atmosphere. We seek to be an employer of choice to attract and retain top talent no matter their objectives in seeking employment. To that end, we strive to foster an engaged, diverse, inclusive, safe, purpose-driven culture where employees, referred to as "team members," have equitable opportunities for success.

As of January 29, 2022, we employed approximately 450,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

Our Board of Directors, through the Compensation and Human Capital Management Committee, oversees human capital management matters.

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

Diversity, Equity, and Inclusion

We embrace diversity and strive to give our team members equitable access to opportunities. We champion workplace diversity and an inclusive work environment with a focus on attracting, engaging, developing and advancing diverse talent. We monitor the representation of women and racially or ethnically diverse team members at different levels throughout the company and disclose the composition of our team in our annual Workforce Diversity Report (which includes demographic information using the categories disclosed in our EEO-1 report). Developing teams where team members feel heard, respected, and included is a core Target value and is fundamental to creating an inclusive guest experience.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably, regardless of gender, race or ethnicity, and we regularly review the pay data of U.S. team members to confirm that we are doing so. Our compensation packages include a starting wage of at least $15 per hour for U.S. hourly team members (who comprise the vast majority of our team), a 401(k) plan with matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, debt-free education assistance and tuition reimbursement, free mental health services, an annual short-term incentive program, long-term equity awards, and health insurance benefits, including free virtual health care visits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

TARGET CORPORATION	2021 Form 10-K	5

BUSINESS & RISK FACTORS	Table of Contents

Workplace Health and Safety

We strive to maintain a safe and secure work environment and have specific safety programs. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members.

Since the start of the COVID-19 pandemic in 2020, we have continued to invest in the well-being, health, and safety of our team members and guests. We extended certain benefits to our team members in light of the COVID-19 pandemic, including bonuses, fully-paid leaves for up to 30 days, free back-up dependent care, and a variety of mental, emotional, and physical wellness resources. We also enacted dozens of safety, social distancing, and cleaning measures designed to protect our team and guests during the COVID-19 pandemic.

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

Competition

We compete with traditional and internet retailers, including department stores, off-price general merchandise retailers, wholesale clubs, category-specific retailers, drug stores, supermarkets, direct-to-consumer brands, and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide compelling value to our guests largely determines our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, our "Expect More. Pay Less." brand promise, and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our brands.

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

TARGET CORPORATION	2021 Form 10-K	6

RISK FACTORS	Table of Contents

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

We believe that one of the reasons our shareholders, guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving those constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is based in large part on perceptions, both about us and others with whom we do business, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of Target. It may be difficult to control negative publicity, regardless of whether it is accurate. Target’s responses to crises and our position or perceived lack of position on environmental, social, and governance (ESG) matters, such as sustainability, responsible sourcing, and diversity, equity, and inclusion (DE&I), and any perceived lack of transparency about those matters, could harm our reputation. While reputations may take decades to build, negative incidents involving us or others with whom we do business can quickly erode trust and confidence and can result in consumer boycotts, workforce unrest or walkouts, government investigations, or litigation. For example, we have a limited ability to end our relationship with CVS, which leases space to operate their clinics and pharmacies within our stores. If our guests have negative experiences with or unfavorably view CVS or other companies with whom we have relationships, it could cause them to reduce or stop their business with us. Negative reputational incidents could adversely affect our business and results of operations, including through lost sales, loss of new store and development opportunities, or team member retention and recruiting difficulties.

If we are unable to positively differentiate ourselves from other retailers, our results of operations could be adversely affected.

We have been able to compete successfully by differentiating our guests’ shopping experience through a careful combination of price, merchandise assortment, store environment, convenience, guest service, loyalty programs, and marketing efforts. Guest perceptions regarding the cleanliness and safety of our stores, the environmental impact of our business, the functionality, reliability, and speed of our digital channels and fulfillment options, our in-stock levels, the value and exclusivity of our offerings, and our efforts to source merchandise responsibly and ethically are among the factors that affect our ability to compete. In addition, our ability to create a personalized guest experience through the collection and use of accurate and relevant guest data is important to our ability to differentiate from other retailers. No single competitive factor is dominant, and actions by our competitors on any of these factors could adversely affect our sales, gross margins, and expenses.

Our owned and exclusive brand products help differentiate us from other retailers, generally carry higher margins than equivalent national brand products, and represent approximately one-third of our overall sales. If we are unable to successfully develop, support, and evolve our owned and exclusive brands, if one or more of these brands experiences a loss of consumer acceptance or confidence, or if we are unable to successfully protect our intellectual property rights, our sales and gross margins could be adversely affected.

The retail industry's continuing migration to digital channels has affected the ways we differentiate from other retailers. In particular, consumers can quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price or the functionality of the digital tools. Consumers may also use third-party channels or devices, such as voice assistants and smart home devices, to initiate shopping searches and place orders, which could sometimes make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any difficulties in executing our differentiation efforts or actions by our competitors in response to these efforts could adversely affect our sales, gross margins, and expenses.

TARGET CORPORATION	2021 Form 10-K	7

RISK FACTORS	Table of Contents

If we are unable to successfully provide a relevant and reliable experience for our guests across multiple channels, our sales, results of operations, and reputation could be adversely affected.

Our business has evolved from an in-store experience to interacting with guests across multiple channels (in-store, online, mobile, and social media, among others). Our guests are using those channels to shop with us and provide feedback and public commentary about our business. We must anticipate and meet changing guest expectations and counteract developments and investments by our competitors. Our evolving retailing efforts include implementing technology, software, and processes to be able to conveniently and cost-effectively fulfill guest orders directly from any point within our system of stores and distribution centers and our vendors. We also need to collect accurate, relevant, and usable guest data to personalize our offerings. Providing multiple fulfillment options and implementing new technology is complex and may not meet expectations for accurate order fulfillment, faster and guaranteed delivery times, low-cost or free shipping, and desired payment methods. Even when we are successful in meeting fulfillment expectations, if we are unable to offset increased costs of fulfilling orders outside of our traditional in-store channel with efficiencies, cost-savings, or expense reductions, our results of operations could be adversely affected.

If we do not anticipate and respond quickly to changing consumer preferences, our sales and profitability could suffer.

A large part of our business is dependent on our ability to make trend-right decisions and effectively manage our inventory in a broad range of merchandise categories, including apparel, accessories, home décor, electronics, toys, seasonal offerings, food and beverage, and others. If we do not obtain accurate and relevant data on guest preferences, predict and quickly respond to changing consumer preferences, spending patterns, and other lifestyle decisions, emphasize the correct categories, implement competitive and effective pricing and promotion strategies, or personalize our offerings to our guests, we may experience lost sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations. During the COVID-19 pandemic, many guests significantly reduced their spending on dining, travel, lodging, and other leisure activities outside their homes, which may have contributed to our increased sales, particularly for essential items and merchandise associated with guests spending more time at home. If we are unable to effectively adapt if or when guests increase spending on other categories, it could lead to lower sales and adversely affect our results of operations.

Investments and Infrastructure Risks

If our capital investments in remodeling existing stores, building new stores, improving technology, and expanding our supply chain infrastructure do not achieve appropriate returns, our competitive position, financial condition, and results of operations could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. Our store remodel program uses a custom approach based on the characteristics of each store and surrounding neighborhood, and is expected to be a continuous part of our operations to allow us to meet evolving expectations for in-store experience, fulfillment, and other changes in our business over time. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, disruptions, or other uncertainties related to those opportunities could adversely affect our results of operations.

We are making, and expect to continue to make, significant investments in technology and replenishment and fulfillment infrastructure to improve guest experiences across multiple channels, improve the speed, accuracy, and cost-efficiency of our supply chain and inventory management systems, and support our current and expected sales levels. The effectiveness of these investments can be less predictable than remodeling stores, and might not provide the anticipated benefits.

Pursuing the wrong investment opportunities, being unable to make new concepts scalable, or misjudging our replenishment and fulfillment capacity needs could result in the loss of our competitive position and adversely affect our financial condition or results of operations.

TARGET CORPORATION	2021 Form 10-K	8

RISK FACTORS	Table of Contents

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and negatively affect our guests.

We rely extensively on computer systems throughout our business. We also rely on continued and unimpeded access to the Internet to use our computer systems. An increase in remote working arrangements by our team members, vendors, and other third parties, which was accelerated by the COVID-19 pandemic, has amplified our already extensive reliance on computer systems and on our continued and unimpeded access to the Internet to use those systems, as well as the risks related to that reliance. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, catastrophic events, and implementation errors. If our systems are damaged, disrupted, or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process guest transactions, and encounter lost guest confidence, which could require additional promotional activities to attract guests and otherwise adversely affect our results of operations. We continually invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact guest experiences and guest confidence. For example, in the past, we have experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, negatively impacted some guests’ experiences, and generated negative publicity.

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to provide information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, we may face additional costly government enforcement actions and private litigation, and our reputation and results of operations could suffer.

We regularly receive and store information about our guests, team members, vendors, and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, cybersecurity, and data privacy. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

The increase in remote working arrangements by our team members, vendors, and other third parties also increases the risk of a data security compromise and the possible attack surfaces. Although we conduct training as part of our information security, cybersecurity, and data privacy efforts, that training cannot be completely effective in preventing those attacks from being successful.

Our only significant data security incident was a data breach that occurred in 2013 and went undetected for several weeks. Both we and our vendors have experienced data security incidents since that data breach; however, to date, these other incidents have not been material to our results of operations. Based on the prominence and notoriety of our prior significant data breach, even minor additional data security incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant data security incidents or fail to detect and appropriately respond to significant incidents, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, stop using our RedCards or loyalty programs, or stop shopping with us altogether, which could adversely affect our reputation, sales, and results of operations.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic, increasingly demanding, and has enhanced requirements for using and treating personal data. Complying with current or contemplated data protection laws and regulations may cause us to incur substantial costs, require changes to our business practices, limit our ability to obtain data used to provide a differentiated guest experience, and expose us to further litigation and regulatory risks, each of which could adversely affect our results of operations.

TARGET CORPORATION	2021 Form 10-K	9

RISK FACTORS	Table of Contents

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain, or increased commodity or supply chain costs could adversely affect our results of operations.

We are dependent on our vendors, including common carriers, to supply merchandise to our distribution centers, stores, and guests. As we continue to add capabilities to quickly move the appropriate amount of inventory at optimal operational costs through our supply chain, operating our replenishment and fulfillment network becomes more complex and challenging. If our replenishment and fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced at times during 2020 and 2021, we could experience merchandise out-of-stocks, delivery delays or increased delivery costs, which could lead to lost sales and decreased guest confidence, and adversely affect our results of operations.

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

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor shortages, labor unrest and activism, transport capacity and costs, inflation, port security, weather conditions, natural disasters, armed conflicts, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our supply of merchandise, increase our costs, and/or adversely affect our results of operations. There have been periodic closings and ship diversions, labor disputes, and congestion disrupting U.S. ports, including those in California where we receive a significant portion of the products we source from outside the U.S. In addition, some vendors have had difficulty supplying us products in the quantities we seek. The combination of port disruptions, the COVID-19 pandemic, and other events in our supply chain have caused us to make alternative arrangements to continue the flow of inventory, and if these types of events recur, worsen, or occur in other countries through which we source products, it may have a material impact on our costs or inventory supply. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain could adversely affect our results of operations.

If services we obtain from third parties are unavailable, disrupted, or fail to meet our standards and expectations, our operations could be adversely affected.

We rely on third parties to support our business, including portions of our technology infrastructure, development, and support; our digital platforms; our replenishment and fulfillment operations; store and supply chain infrastructure construction and remodel program; credit and debit card transaction processing; extensions of credit for our RedCard program; infrastructure supporting our guest contact centers; aspects of our food offerings; and delivery services. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if they fail to meet our performance standards and expectations, then our reputation and results of operations could be adversely affected.

TARGET CORPORATION	2021 Form 10-K	10

RISK FACTORS	Table of Contents

Legal, Regulatory, Global, and Other External Risks

The ongoing and evolving COVID-19 pandemic may continue to amplify the risks and uncertainties facing our business and their potential impact on our financial position, results of operations, and cash flows.

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its duration, severity, and lasting impact. Governments have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. In addition, we have incurred significant expenses related to efforts to protect the health and well-being of our guests and team members. Nearly all of our stores, digital channels, and distribution centers have remained open during the COVID-19 pandemic, though at times we have had to temporarily alter other parts of our operations, including adjusting our in-store returns process, suspending physical inventory counts at our stores, metering guest traffic, reducing store hours, and, in some locations, restricting access to “non-essential” sections of our stores due to emergency operating restrictions. Those temporary alterations to our operations have at times adversely affected, and could again in the future, either alone or with any negative guest or team member perceptions about the cleanliness and safety of our stores, adversely affect the guest experience, sales, and our results of operations.

Different COVID-19 vaccines and boosters have been developed and are being distributed. As additional COVID-19 response measures, in certain jurisdictions, we are subject to vaccine mandates that apply to our team members, guests, and/or others who are in our stores and other buildings. We may be subject to similar or additional measures as the COVID-19 pandemic continues. Our implementation of these mandates and any requirements for showing compliance with them, may result in team member dissatisfaction or unrest, attrition of existing team members, difficulty in attracting new team members, inefficiencies related to team member turnover, increased costs related to ongoing compliance, scheduling disruptions, and negative guest perceptions or experiences, which could adversely affect our reputation, sales and results of operations.

The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the emergence of variant strains, the availability, adoption, and effectiveness of the COVID-19 vaccines and COVID-19 testing, and government actions, which are uncertain and cannot be predicted. The fluidity of this situation limits our ability to predict the ultimate impact of COVID-19 on our business, financial condition, and financial performance, which could be material.

Our earnings depend on the state of macroeconomic conditions and consumer confidence in the U.S.

Nearly all of our sales are in the U.S., making our results highly dependent on the health of the U.S. economy and U.S. consumer confidence, which can be affected by a variety of factors, including housing prices, unemployment rates, and inflation. A deterioration in U.S. macroeconomic conditions or consumer confidence, the likelihood of which is made more uncertain by the unknown duration, severity, and lasting impact of the COVID-19 pandemic and recent increases in the inflation rate, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales, and reducing gross margins.

Such a deterioration could adversely affect additional areas of our business, such as asset impairment evaluations and the amount of credit card profit-sharing revenue payments we receive under our credit card program with TD Bank Group (TD), which owns the receivables generated by our proprietary credit cards. We could also receive lower profit-sharing payments if changes in consumer preferences regarding use of revolving credit cards adversely affect the volume of new credit accounts, the amount of credit card program balances, and/or the ability of credit card holders to pay their balances.

TARGET CORPORATION	2021 Form 10-K	11

RISK FACTORS	Table of Contents

Uncharacteristic or significant weather conditions, natural disasters, and other catastrophic events could adversely affect our results of operations.

Uncharacteristic or significant weather conditions, including the impacts of climate change, can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lost sales or greater than expected markdowns and adversely affect our short-term results of operations. In addition, three of our largest states by total sales are California, Texas, and Florida, areas where natural disasters are more prevalent. Natural disasters in those states or in other areas where our sales or operations are concentrated could result in significant physical damage to or closure of one or more of our stores, distribution centers, facilities, or key vendors. In addition, weather conditions, natural disasters, and other catastrophic events, such as the COVID-19 pandemic, in areas where we or our vendors have operations, could adversely affect the availability or cost of certain products within our supply chain, cause delays in the distribution of merchandise from our vendors to our distribution centers, stores, and guests, affect consumer purchasing power, or reduce consumer demand, which could adversely affect our results of operations by increasing our costs and lowering our sales.

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce and the concentration of work in certain global locations, our labor costs and results of operations could be adversely affected.

With over 400,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing and effectively organize and manage those resources as our business and strategic priorities change. Many team members are in entry-level or part-time positions with historically high turnover rates. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation and relevance within the labor market. Our ability to meet those labor needs could be further strained by expanded laws, regulations, and mandates adopted in connection with the COVID-19 pandemic. If we are unable to attract and retain a workforce meeting our needs, our operations, guest service levels, support functions, and competitiveness could suffer and our results of operations could be adversely affected. We are periodically subject to labor organizing efforts and activism, which could negatively impact how we are perceived by team members and our overall reputation. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs, how we operate our business, and our results of operations. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our operations and financial results.

Failure to address product safety and sourcing concerns and meet evolving expectations for reporting on ESG matters could adversely affect our sales and results of operations.

If our merchandise offerings do not meet applicable safety standards or Target's or our guests’ expectations regarding safety, supply chain transparency, and responsible sourcing, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential, or perceived product safety concerns, including food or drug contamination and product defects, could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. Our sourcing vendors, including any third parties selling through our digital channels, must also meet our expectations across multiple areas of social compliance, including supply chain transparency and responsible sourcing. We have a social compliance audit process that performs audits regularly, but we cannot continuously monitor every vendor, so we are also dependent on our vendors to ensure that the products we buy comply with our standards. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Expectations from shareholders, guests, team members, and other third parties concerning ESG reporting have increased, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative guest perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on ESG matters, and events that give rise to actual, potential, or perceived compliance and social responsibility concerns could hurt our reputation, result in lost sales, cause our guests to seek alternative sources for their needs, and make it difficult and costly for us to regain the confidence of our guests.

TARGET CORPORATION	2021 Form 10-K	12

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

Our failure to comply with applicable laws, or changes in these laws could increase our costs, reduce our margins, and lower our sales.

Our business is subject to a wide array of laws and regulations.

Our expenses could increase and our operations could be adversely affected by law changes or adverse judicial developments involving an employer's obligation to recognize collective bargaining units, minimum wage requirements, advance scheduling notice requirements, health care or other mandates, the classification of exempt and non-exempt employees, and the classification of workers as either employees or independent contractors (particularly as it applies to our Shipt subsidiary, a technology company that connects Shipt members through its online marketplace with a network of independent contractors who select, purchase, and deliver groceries and household essentials ordered from Target and other retailers). The classification of workers as employees or independent contractors, in particular, is an area that is experiencing legal challenges and legislative changes. If our Shipt subsidiary is required to treat its independent contractor network as employees, it could result in higher compensation and benefit costs.

Changes in the legal or regulatory environment affecting information security, cybersecurity and data privacy, product safety, payment methods and related fees, responsible sourcing, supply chain transparency, environmental protection, waste management, climate change, or other ESG matters, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, we could be subject to reputation and legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations by increasing our costs, reducing our margins, and lowering our sales.

Financial Risks

Increases in our effective income tax rate could adversely affect our business, results of operations, liquidity, and net income.

Several factors influence our effective income tax rate, including tax laws and regulations, the related interpretations, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net income. In addition, changes in our operations both in and outside of the U.S. may cause greater volatility in our effective tax rate.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2021 Form 10-K	13

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of January 29, 2022	Stores	Retail Sq. Ft. (in thousands)	Stores as of January 29, 2022	Stores	Retail Sq. Ft. (in thousands)
Alabama	22	3,132	Montana	7	777
Alaska	3	504	Nebraska	14	2,005
Arizona	46	6,081	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	10	1,236
California	309	37,069	New Jersey	48	6,094
Colorado	45	6,360	New Mexico	10	1,185
Connecticut	21	2,731	New York	95	10,617
Delaware	4	551	North Carolina	52	6,653
District of Columbia	5	342	North Dakota	4	554
Florida	127	17,309	Ohio	64	7,828
Georgia	51	6,826	Oklahoma	15	2,167
Hawaii	8	1,234	Oregon	21	2,303
Idaho	7	725	Pennsylvania	76	9,120
Illinois	100	12,149	Rhode Island	4	517
Indiana	32	4,185	South Carolina	19	2,359
Iowa	21	2,860	South Dakota	5	580
Kansas	17	2,385	Tennessee	30	3,816
Kentucky	14	1,571	Texas	153	21,029
Louisiana	15	2,120	Utah	15	1,981
Maine	5	630	Vermont	1	60
Maryland	40	4,967	Virginia	60	7,755
Massachusetts	50	5,546	Washington	40	4,424
Michigan	54	6,298	West Virginia	6	755
Minnesota	73	10,315	Wisconsin	38	4,611
Mississippi	6	743	Wyoming	2	187
Missouri	35	4,611
			Total	1,926	243,284

Stores and Distribution Centers as of January 29, 2022	Stores	Distribution Centers (a)
Owned	1,528	34
Leased	242	14
Owned buildings on leased land	156	—
Total	1,926	48
(a)The 48 distribution centers have a total of 57.0 million square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space elsewhere in Minneapolis and the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 12 and 18 to the Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	14

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2021 Form 10-K	15

EXECUTIVE OFFICERS	Table of Contents

Item 4A.    Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Business Experience	Age

Katie M. Boylan	Executive Vice President and Chief Communications Officer since February 2021. Senior Vice President and Chief Communications Officer from January 2019 to February 2021. Senior Vice President, Communications from June 2017 to January 2019. Vice President, Communications from December 2015 to June 2017.	45
Brian C. Cornell	Chairman of the Board and Chief Executive Officer since August 2014.	63
Michael J. Fiddelke	Executive Vice President and Chief Financial Officer since November 2019. Senior Vice President, Operations from August 2018 to October 2019. Senior Vice President, Merchandising Capabilities from March 2017 to August 2018. Senior Vice President, Financial Planning & Analysis from July 2015 to March 2017.	45
Rick H. Gomez	Executive Vice President and Chief Food and Beverage Officer since February 2021. Executive Vice President and Chief Marketing, Digital & Strategy Officer from December 2019 to February 2021. Executive Vice President and Chief Marketing & Digital Officer from January 2019 to December 2019. Executive Vice President and Chief Marketing Officer from January 2017 to January 2019.	52
A. Christina Hennington	Executive Vice President and Chief Growth Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Essentials, Beauty, Hardlines and Services from January 2019 to January 2020. Senior Vice President, Merchandising Essentials, Beauty and Wellness from April 2017 to January 2019. Senior Vice President, Merchandising Transformation and Operations from August 2015 to April 2017.	47
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019. Senior Vice President, Talent and Organizational Effectiveness from October 2017 to January 2019. Vice President, Human Resources, Merchandising, Strategy & Innovation, from September 2015 to October 2017.	44
Don H. Liu	Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary since October 2017. Executive Vice President, Chief Legal Officer and Corporate Secretary from August 2016 to September 2017.	60
Michael E. McNamara	Executive Vice President and Chief Information Officer since January 2019. Executive Vice President and Chief Information & Digital Officer from September 2016 to January 2019.	57
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015.	56
Jill K. Sando	Executive Vice President and Chief Merchandising Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Style and Owned Brands from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Apparel & Accessories and Home from January 2019 to January 2020. Senior Vice President, Home from May 2014 to January 2019.	53
Mark J. Schindele	Executive Vice President and Chief Stores Officer since January 2020. Senior Vice President, Target Properties from January 2015 to January 2020.	53
Cara A. Sylvester	Executive Vice President and Chief Marketing & Digital Officer since February 2021. Senior Vice President, Home from March 2019 to February 2021. Vice President, Beauty & Dermstore from June 2017 to March 2019. From March 2014 to June 2017, Ms. Sylvester held different leadership positions in Housewares.	44
Laysha L. Ward	Executive Vice President and Chief External Engagement Officer since January 2017.	54
Note: As previously disclosed, Mr. McNamara intends to retire as Target's Chief Information Officer in 2022 and intends to remain in his current role until a successor is appointed, and for a transition period following such appointment.

TARGET CORPORATION	2021 Form 10-K	16

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 3, 2022, there were 13,454 shareholders of record. Dividends declared per share for 2021, 2020, and 2019, are disclosed in our Consolidated Statements of Shareholders' Investment.

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 11.3 million shares of common at an average price of $236.76, for a total investment of $2.7 billion. The table below presents information with respect to Target common stock purchases made during the three months ended January 29, 2022, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
October 31, 2021 through November 27, 2021
Open market and privately negotiated purchases	2,411,568	$252.02	2,411,568	$14,023,992,438
November 28, 2021 through January 1, 2022
Open market and privately negotiated purchases	4,871,000	234.03	4,871,000	12,884,021,368
January 2, 2022 through January 29, 2022
Open market and privately negotiated purchases	2,445,937	228.12	2,445,937	12,326,055,745
Total	9,728,505	$237.00	9,728,505	$12,326,055,745

TARGET CORPORATION	2021 Form 10-K	17

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
Target	$100.00	$119.37	$120.35	$193.23	$322.52	$392.81
S&P 500 Index	100.00	122.83	122.76	149.23	174.97	211.72
Peer Group	100.00	143.88	150.04	181.80	252.23	264.20

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index and (ii) the peer group consisting of 19 online, general merchandise, department stores, food, and specialty retailers (Albertsons Companies, Inc., Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Rite Aid Corporation, Ross Stores, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Peer Group). The Peer Group is consistent with the retail peer group used for our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2022, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and the Peer Group on January 30, 2017, and reinvestment of all dividends.

Item 6.    [Reserved]

TARGET CORPORATION	2021 Form 10-K	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our durable operating and financial model that further differentiates Target and is designed to drive sustainable sales and profit growth. During 2021, in support of our enterprise strategy described in Item 1 on page 2 of this Form 10-K, we

•Expanded our digital fulfillment capabilities, including adding permanent storage capacity in more than 200 high-volume stores, adding thousands of new items to the list available for Order Pickup and Drive Up, and doubling the number of Drive Up parking stalls compared with last year. During 2021, over 50 percent of our digital sales were fulfilled by our same-day fulfillment options: Order Pickup, Drive Up, and delivery via Shipt.
•Continued the steady stream of newness across our assortment and continued to introduce new owned brands, including our arts and crafts owned brand, Mondo LlamaTM, our sweet and savory food brand, Favorite DayTM, our pet food brand, KindfullTM, and our first dedicated storage and home organization owned brand, BrightroomTM. For the first time in history, 11 brands delivered $1 billion or more in sales, with 4 brands delivering over $2 billion in sales, driven by strength in Apparel, Home Furnishings & Decor and Food & Beverage.
•Launched Ulta Beauty at Target on Target.com and in about 100 Target locations, and expanded our Apple and Disney experiences.
•Remodeled 145 stores.
•Opened 32 new stores, including 28 additional small format stores in key urban markets and on college campuses.
•Invested significantly in our team, including recognition bonuses and launch of a new debt-free education assistance program.

Financial Summary

2021 included the following notable items:

•GAAP diluted earnings per share were $14.10.
•Adjusted diluted earnings per share were $13.56.
•Total revenue increased 13.3 percent, driven by an increase in comparable sales.
•Comparable sales increased 12.7 percent, driven by a 12.3 percent increase in traffic.
◦Comparable store originated sales grew 11.0 percent.
◦Comparable digitally originated sales increased 20.8 percent.
•Operating income of $8.9 billion was 36.8 percent higher than the comparable prior-year period.
•We recognized a $335 million pretax gain on the sale of Dermstore.

Sales were $104.6 billion for 2021, an increase of $12.2 billion, or 13.2 percent, from the prior year. Operating cash flow provided by continuing operations was $8.6 billion for 2021, a decrease of $(1.9) billion, or (18.1) percent, from $10.5 billion for 2020. The drivers of the operating cash flow decrease are described on page 27.

Earnings Per Share From Continuing Operations				Percent Change
	2021	2020	2019	2021/2020	2020/2019
GAAP diluted earnings per share	$14.10	$8.64	$6.34	63.1%	36.3%
Adjustments	(0.53)	0.78	0.05
Adjusted diluted earnings per share	$13.56	$9.42	$6.39	44.0%	47.4%
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

We report after-tax return on invested capital (ROIC) from continuing operations because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended January 29, 2022, after-tax ROIC was 33.1 percent, compared with 23.5 percent for the trailing twelve months ended January 30, 2021. The calculation of ROIC is provided on page 26.

TARGET CORPORATION	2021 Form 10-K	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY & ANALYSIS OF OPERATIONS	Index to Financial Statements

COVID-19

The COVID-19 pandemic continues to evolve. In 2020 and 2021, governments took various measures in response to COVID-19, such as mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix.

Supply Chain Disruptions

In recent months, we have seen increasing supply chain disruptions. In addition to country of origin production delays, trucker and dockworker shortages, a broad-based surge in consumer demand, and other factors have led to industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering merchandise earlier, securing ocean freight routes, and increased use of air transport for certain merchandise. Some of these supply chain disruptions and resulting actions have resulted in increased costs. The Gross Margin Rate analysis on page 22 provides additional information.

Sale of Dermstore

In February 2021, we sold Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Sales	$104,611	$92,400	$77,130	13.2%	19.8%
Other revenue	1,394	1,161	982	20.2	18.2
Total revenue	106,005	93,561	78,112	13.3	19.8
Cost of sales	74,963	66,177	54,864	13.3	20.6
SG&A expenses	19,752	18,615	16,233	6.1	14.7
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,344	2,230	2,357	5.1	(5.4)
Operating income	$8,946	$6,539	$4,658	36.8%	40.4%

Rate Analysis	2021	2020	2019
Gross margin rate	28.3%	28.4%	28.9%
SG&A expense rate	18.6	19.9	20.8
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.2	2.4	3.0
Operating income margin rate	8.4	7.0	6.0
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

A discussion regarding Results of Operations and Analysis of Financial Condition for 2020, as compared to 2019, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the year ended January 30, 2021.

TARGET CORPORATION	2021 Form 10-K	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Sales

Sales include all merchandise sales, net of expected returns, and our estimate of gift card breakage. Note 4 to the Financial Statements defines gift card "breakage." We use comparable sales to evaluate the performance of our stores and digital channel sales by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all sales, except sales from stores open less than 13 months, digital acquisitions we have owned less than 13 months, stores that have been closed, and digital acquisitions that we no longer operate. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and delivery via Shipt. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

Sales growth – from both comparable sales and new stores – represents an important driver of our long-term profitability. We expect that comparable sales growth will drive the majority of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will over the long-term drive both increasing shopping frequency (number of transactions, or "traffic") and the amount spent each visit (average transaction amount).

Comparable Sales	2021	2020	2019
Comparable sales change	12.7%	19.3%	3.4%
Drivers of change in comparable sales
Number of transactions (traffic)	12.3	3.7	2.7
Average transaction amount	0.4	15.0	0.7

Comparable Sales by Channel	2021	2020	2019
Stores originated comparable sales change	11.0%	7.2%	1.4%
Digitally originated comparable sales change	20.8	144.7	28.6

Sales by Channel	2021	2020	2019
Stores originated	81.1%	82.1%	91.2%
Digitally originated	18.9	17.9	8.8
Total	100%	100%	100%

Sales by Fulfillment Channel	2021	2020	2019
Stores	96.4%	96.0%	97.2%
Other	3.6	4.0	2.8
Total	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	2021	2020	2019
Apparel and accessories	17%	16%	19%
Beauty and household essentials	26	26	27
Food and beverage	20	20	19
Hardlines	18	18	16
Home furnishings and décor	19	20	19
Total	100%	100%	100%

TARGET CORPORATION	2021 Form 10-K	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements

Note 4 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

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

RedCard Penetration	2021	2020	2019
Target Debit Card	11.7%	12.3%	12.6%
Target Credit Cards	8.7	9.2	10.7
Total RedCard Penetration	20.5%	21.5%	23.3%
Note: Amounts may not foot due to rounding.

Gross Margin Rate

Our gross margin rate was 28.3 percent in 2021 and 28.4 percent in 2020. This decrease reflected the net impact of
•supply chain pressure related to increased compensation and headcount in our distribution centers, partially offset by the small net benefit of a higher percentage of digital sales fulfilled through our lower-cost same-day fulfillment options
•higher merchandise and freight costs partially offset by historically low promotional and clearance markdown rates; and
•favorable mix in the relative growth rates of higher and lower margin categories.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 18.6 percent in 2021, compared with 19.9 percent in 2020, reflecting the leverage benefit from strong revenue growth.

TARGET CORPORATION	2021 Form 10-K	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Store Data

Change in Number of Stores	2021	2020
Beginning store count	1,897	1,868
Opened	32	30
Closed	(3)	(1)
Ending store count	1,926	1,897

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
170,000 or more sq. ft.	274	273	49,071	48,798
50,000 to 169,999 sq. ft.	1,516	1,509	190,205	189,508
49,999 or less sq. ft.	136	115	4,008	3,342
Total	1,926	1,897	243,284	241,648
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $421 million for 2021, compared with $977 million for 2020, which included a $512 million loss on early debt retirement.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(382) million and $16 million for 2021 and 2020, respectively. 2021 included the $335 million gain on the February 2021 sale of Dermstore.

Provision for Income Taxes

Our 2021 effective income tax rate was 22.0 percent compared with 21.2 percent in 2020. The rate increase was driven by significantly higher pretax earnings, which diluted the tax-rate benefit of fixed and discrete tax items.

Note 19 to the Financial Statements provides additional information.

TARGET CORPORATION	2021 Form 10-K	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

Reconciliation of Non-GAAP Adjusted EPS	2021			2020			2019
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share from continuing operations			$14.10			$8.64			$6.34
Adjustments
Gain on Dermstore Sale	$(335)	$(269)	$(0.55)	$—	$—	$—	$—	$—	$—
Loss on debt extinguishment	—	—	—	512	379	0.75	10	8	0.01
Loss on investment (a)	—	—	—	19	14	0.03	41	31	0.06
Other (b)	9	7	0.01	28	20	0.04	(17)	(13)	(0.02)
Income tax matters (c)	—	—	—	—	(21)	(0.04)	—	—	—
Adjusted diluted earnings per share from continuing operations			$13.56			$9.42			$6.39
Note: Amounts may not foot due to rounding.
(a)Represents a loss on our investment in Casper Sleep Inc., which is not core to our continuing operations.
(b)Other items unrelated to current period operations, none of which were individually significant.
(c)Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

TARGET CORPORATION	2021 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

EBIT and EBITDA				Percent Change
(dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Net earnings from continuing operations	$6,946	$4,368	$3,269	59.0%	33.6%
+ Provision for income taxes	1,961	1,178	921	66.5	27.9
+ Net interest expense	421	977	477	(56.9)	105.1
EBIT	$9,328	$6,523	$4,667	43.0%	39.8%
+ Total depreciation and amortization (a)	2,642	2,485	2,604	6.3	(4.6)
EBITDA	$11,970	$9,008	$7,271	32.9%	23.9%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2021 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	January 29, 2022	January 30, 2021
Operating income	$8,946	$6,539
+ Net other income / (expense)	382	(16)
EBIT	9,328	6,523
+ Operating lease interest (a)	87	87
- Income taxes (b)	2,073	1,404
Net operating profit after taxes	$7,342	$5,206

Denominator	January 29, 2022	January 30, 2021	February 1, 2020
Current portion of long-term debt and other borrowings	$171	$1,144	$161
+ Noncurrent portion of long-term debt	13,549	11,536	11,338
+ Shareholders' investment	12,827	14,440	11,833
+ Operating lease liabilities (c)	2,747	2,429	2,475
- Cash and cash equivalents	5,911	8,511	2,577
Invested capital	$23,383	$21,038	$23,230
Average invested capital (d)	$22,210	$22,134

After-tax return on invested capital	33.1%	23.5%
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
(b)Calculated using the effective tax rates for continuing operations, which were 22.0 percent and 21.2 percent for the trailing twelve months ended January 29, 2022, and January 30, 2021, respectively. For the trailing twelve months ended January 29, 2022, and January 30, 2021, includes tax effect of $2.1 billion and $1.4 billion, respectively, related to EBIT, and $19 million and $18 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2021 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Our year-end cash and cash equivalents balance decreased to $5.9 billion from $8.5 billion in 2020. Our cash and cash equivalents balance includes short-term investments of $5.0 billion and $7.6 billion as of January 29, 2022, and January 30, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $8.6 billion in 2021 compared with $10.5 billion in 2020. For 2021, operating cash flows reflect stronger operating results, offset by increased inventory investment and lower accounts payable leverage, compared with 2020. Additionally, operating cash flows for 2021 reflect a $1.0 billion increase in income tax payments.

Inventory

Year-end inventory was $13.9 billion, compared with $10.7 billion in 2020. The increase in inventory levels reflect our efforts to align inventory with sales trends, and elevated in-transit inventory related to import supply chain delays.

TARGET CORPORATION	2021 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Note: Amounts may not foot due to rounding.

Capital expenditures increased in 2021 from the prior year as we invested in our strategic initiatives, including store remodels, some of which were delayed in 2020, new store openings, and supply chain projects. Beyond full-store remodels, we invested in optimizing front-end space in high-volume locations to increase the efficiency of our Same-Day Services, and built-out about 100 Ulta Beauty shop-in-shops. We have completed over 900 full-store remodels since the launch of the current program in 2017, including 145 in 2021.

In addition to these cash investments, we entered into leases related to new stores in 2021, 2020, and 2019 with total future minimum lease payments of $401 million, $764 million, and $669 million, respectively, and new leases related to our supply chain with total future minimum lease payments of $226 million, $442 million, and $185 million, respectively.

We expect capital expenditures in 2022 of approximately $4.0 billion to $5.0 billion to support remodels, new stores, and supply chain projects. Supply chain projects will add replenishment capacity and modernize our network, including the use of sortation centers to enhance our last-mile delivery capabilities. We expect to complete approximately 200 full-store remodels, open 25 to 30 new stores, and add more than 250 Ulta Beauty shop-in-shops during 2022. Additionally, we will continue to invest in optimizing front-end space. We also expect to continue to invest in new store and supply chain leases.

Dividends

We paid dividends totaling $1.5 billion ($3.16 per share) in 2021 and $1.3 billion ($2.68 per share) in 2020, a per share increase of 17.9 percent. We declared dividends totaling $1.7 billion ($3.38 per share) in 2021 and $1.4 billion ($2.70 per share) in 2020, a per share increase of 25.2 percent. We have paid dividends every quarter since our 1967 initial public offering and it is our intent to continue to do so in the future.

Share Repurchases

During 2021 and 2020 we returned $7.2 billion and $609 million, respectively, to shareholders through share repurchase. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 21 to the Financial Statements for more information.

TARGET CORPORATION	2021 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Subsequent to year-end, we entered into an accelerated share repurchase arrangement to repurchase up to $2.75 billion of our common stock. Under the agreement, we paid $2.75 billion and received an initial delivery of 8.9 million shares, subject to a final settlement of cash or additional shares in the second quarter of 2022.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of January 29, 2022, our credit ratings were as follows:

Credit Ratings	Moody's	Standard and Poor's	Fitch
Long-term debt	A2	A	A
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same as described above. Fitch raised our long-term debt rating from A- to A during 2021.

In 2021, we issued $2.0 billion of debt, and we repaid $1.1 billion of debt at maturity.

In 2021, we obtained a committed $3.0 billion unsecured revolving credit facility that will expire in October 2026. This new facility replaced our $2.5 billion unsecured revolving credit facility that was set to expire in October 2023. No balances were outstanding under either credit facility at any time during 2021 or 2020.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of January 29, 2022, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Note 16 to the Financial Statements provides additional information.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, purchase commitments, debt service, leasing arrangements, and liabilities related to deferred compensation and pensions. The Notes to the Consolidated Financial Statements provide additional information.

We believe our sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our contractual obligations, working capital and capital expenditure requirements, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future.

TARGET CORPORATION	2021 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In the Notes to the Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting estimates with the Audit & Risk Committee of our Board of Directors. The following items require significant estimation or judgment:

Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $13.9 billion and $10.7 billion as of January 29, 2022, and January 30, 2021, respectively, and is further described in Note 10 to the Financial Statements.

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

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $518 million and $504 million as of January 29, 2022, and January 30, 2021, respectively. Vendor income is described further in Note 6 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group is less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $87 million, $62 million, and $23 million in 2021, 2020, and 2019, respectively, which are described further in Note 12 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $519 million and $510 million as of January 29, 2022, and January 30, 2021, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $26 million in 2021. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

TARGET CORPORATION	2021 Form 10-K	30

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Liabilities for uncertain tax positions, including interest and penalties, were $138 million and $193 million as of January 29, 2022, and January 30, 2021, respectively. We believe the resolution of these matters will not materially affect our consolidated financial statements. Income taxes are described further in Note 19 to the Financial Statements.

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

Our 2021 expected long-term rate of return on plan assets of 5.80 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $41 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $62 million.

Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

Pension benefits are further described in Note 24 to the Financial Statements.

Legal and other contingencies:    We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. We do not believe any of the currently identified claims or litigation will materially affect our results of operations, cash flows, or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 15 to the Financial Statements for further information on contingencies.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2021 Form 10-K	31

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS & QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the continued execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the effects of macroeconomic conditions, the adequacy of our reserves for general liability, workers' compensation and property loss, the expected outcome of, and adequacy of our reserves for claims, litigation, and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, the expected impact of changes in information technology systems, future responses to and effects of the COVID-19 pandemic, and changes in our assumptions and expectations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of January 29, 2022, our exposure to market risk was primarily from interest rate changes on our debt obligations and short-term investments, some of which are at a London Interbank Offered Rate (LIBOR). Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. As of January 29, 2022, our floating rate short-term investments exceeded our floating rate debt by approximately $3.5 billion. Based on our balance sheet position as of January 29, 2022, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our floating rate short-term investments, would increase our earnings before income taxes by $3 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. For example, our short-term investments as of January 29, 2022, exceeded our floating rate debt due to operating cash flow acceleration driven by strong operating results. See further description of our debt and derivative instruments in Notes 16 and 17 to the Financial Statements.

The United Kingdom's Financial Conduct Authority has announced the intent to phase out LIBOR by June 2023. We do not expect the phase out to materially impact our financial statements, liquidity, or access to capital markets.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of January 29, 2022, the annualized effect of a 0.5 percentage point increase/(decrease) in interest rates would increase/(decrease) earnings before income taxes by $6 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $62 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. As of January 29, 2022, we had hedged 70 percent of the interest rate exposure of our plan liabilities.

TARGET CORPORATION	2021 Form 10-K	32

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
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

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2021 Form 10-K	33

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2021 Form 10-K	34

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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
The Board of Directors exercised its oversight role with respect to the Corporation's systems of internal control primarily through its Audit & Risk Committee, which is comprised of independent directors. The Committee oversees the Corporation's systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.
In addition, our consolidated financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report also appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 9, 2022	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2022 expressed an unqualified opinion thereon.
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

TARGET CORPORATION	2021 Form 10-K	35

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Inventory and related Cost of Sales
Description of the Matter
At January 29, 2022, the Corporation’s inventory was $13,902 million. As described in Note 10 to the consolidated financial statements, the Corporation accounts for the vast majority of its inventory under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value.

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
Our audit procedures also included, among others, testing the key inputs into the RIM calculation, including purchases, sales, shortage, and price changes (markdowns) by comparing the key inputs back to source information such as third-party vendor invoices, third-party inventory count information and cash receipts. We performed extensive analytical procedures. For example, we performed multiple linear regression analysis to predict ending inventory values at each store and distribution center location, as well as predictive markdown analytics based on inquiries held with members of the merchant organization to assess the level of price changes within a category. In addition, we tested the existence of inventories by observing physical inventory counts for a sample of stores and distribution centers.

Valuation of Vendor Income Receivables
Description of the Matter
At January 29, 2022, the Corporation’s vendor income receivables totaled $518 million. As discussed in Note 6 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

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

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 9, 2022

TARGET CORPORATION	2021 Form 10-K	36

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 29, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chairman and Chief Executive Officer March 9, 2022	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 9, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 9, 2022

TARGET CORPORATION	2021 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2021	2020	2019
Sales	$104,611	$92,400	$77,130
Other revenue	1,394	1,161	982
Total revenue	106,005	93,561	78,112
Cost of sales	74,963	66,177	54,864
Selling, general and administrative expenses	19,752	18,615	16,233
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,344	2,230	2,357
Operating income	8,946	6,539	4,658
Net interest expense	421	977	477
Net other (income) / expense	(382)	16	(9)
Earnings from continuing operations before income taxes	8,907	5,546	4,190
Provision for income taxes	1,961	1,178	921
Net earnings from continuing operations	6,946	4,368	3,269
Discontinued operations, net of tax	—	—	12
Net earnings	$6,946	$4,368	$3,281
Basic earnings per share
Continuing operations	$14.23	$8.72	$6.39
Discontinued operations	—	—	0.02
Net earnings per share	$14.23	$8.72	$6.42
Diluted earnings per share
Continuing operations	$14.10	$8.64	$6.34
Discontinued operations	—	—	0.02
Net earnings per share	$14.10	$8.64	$6.36
Weighted average common shares outstanding
Basic	488.1	500.6	510.9
Diluted	492.7	505.4	515.6
Antidilutive shares	—	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2021	2020	2019
Net earnings	$6,946	$4,368	$3,281
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	152	102	(65)
Currency translation adjustment and cash flow hedges	51	10	2
Other comprehensive income / (loss)	203	112	(63)
Comprehensive income	$7,149	$4,480	$3,218

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	January 29, 2022	January 30, 2021
Assets
Cash and cash equivalents	$5,911	$8,511
Inventory	13,902	10,653
Other current assets	1,760	1,592
Total current assets	21,573	20,756
Property and equipment
Land	6,164	6,141
Buildings and improvements	32,985	31,557
Fixtures and equipment	6,407	5,914
Computer hardware and software	2,505	2,765
Construction-in-progress	1,257	780
Accumulated depreciation	(21,137)	(20,278)
Property and equipment, net	28,181	26,879
Operating lease assets	2,556	2,227
Other noncurrent assets	1,501	1,386
Total assets	$53,811	$51,248
Liabilities and shareholders' investment
Accounts payable	$15,478	$12,859
Accrued and other current liabilities	6,098	6,122
Current portion of long-term debt and other borrowings	171	1,144
Total current liabilities	21,747	20,125
Long-term debt and other borrowings	13,549	11,536
Noncurrent operating lease liabilities	2,493	2,218
Deferred income taxes	1,566	990
Other noncurrent liabilities	1,629	1,939
Total noncurrent liabilities	19,237	16,683
Shareholders' investment
Common stock	39	42
Additional paid-in capital	6,421	6,329
Retained earnings	6,920	8,825
Accumulated other comprehensive loss	(553)	(756)
Total shareholders' investment	12,827	14,440
Total liabilities and shareholders' investment	$53,811	$51,248
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 471,274,073 shares issued and outstanding as of January 29, 2022; 500,877,129 shares issued and outstanding as of January 30, 2021.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2021	2020	2019
Operating activities
Net earnings	$6,946	$4,368	$3,281
Earnings from discontinued operations, net of tax	—	—	12
Net earnings from continuing operations	6,946	4,368	3,269
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,642	2,485	2,604
Share-based compensation expense	228	200	147
Deferred income taxes	522	(184)	178
Gain on Dermstore sale	(335)	—	—
Loss on debt extinguishment	—	512	10
Noncash losses / (gains) and other, net	67	86	29
Changes in operating accounts:
Inventory	(3,249)	(1,661)	505
Other assets	(78)	(137)	18
Accounts payable	2,628	2,925	140
Accrued and other liabilities	(746)	1,931	199
Cash provided by operating activities—continuing operations	8,625	10,525	7,099
Cash provided by operating activities—discontinued operations	—	—	18
Cash provided by operating activities	8,625	10,525	7,117
Investing activities
Expenditures for property and equipment	(3,544)	(2,649)	(3,027)
Proceeds from disposal of property and equipment	27	42	63
Proceeds from Dermstore sale	356	—	—
Other investments	7	16	20
Cash required for investing activities	(3,154)	(2,591)	(2,944)
Financing activities
Additions to long-term debt	1,972	2,480	1,739
Reductions of long-term debt	(1,147)	(2,415)	(2,069)
Dividends paid	(1,548)	(1,343)	(1,330)
Repurchase of stock	(7,356)	(745)	(1,565)
Stock option exercises	8	23	73
Cash required for financing activities	(8,071)	(2,000)	(3,152)
Net (decrease) / increase in cash and cash equivalents	(2,600)	5,934	1,021
Cash and cash equivalents at beginning of period	8,511	2,577	1,556
Cash and cash equivalents at end of period	$5,911	$8,511	$2,577
Supplemental information
Interest paid, net of capitalized interest	$414	$939	$492
Income taxes paid	2,063	1,031	696
Leased assets obtained in exchange for new finance lease liabilities	288	428	379
Leased assets obtained in exchange for new operating lease liabilities	580	262	464

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
February 2, 2019	517.8	$43	$6,042	$6,017	$(805)	$11,297
Net earnings	—	—	—	3,281	—	3,281
Other comprehensive loss	—	—	—	—	(63)	(63)
Dividends declared	—	—	—	(1,345)	—	(1,345)
Repurchase of stock	(16.0)	(1)	—	(1,520)	—	(1,521)
Stock options and awards	2.4	—	184	—	—	184
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	4,368	—	4,368
Other comprehensive income	—	—	—	—	112	112
Dividends declared	—	—	—	(1,367)	—	(1,367)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	2.4	—	103	—	—	103
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	6,946	—	6,946
Other comprehensive income	—	—	—	—	203	203
Dividends declared	—	—	—	(1,655)	—	(1,655)
Repurchase of stock	(31.3)	(3)	—	(7,196)	—	(7,199)
Stock options and awards	1.7	—	92	—	—	92
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
We declared $3.38, $2.70, and $2.62 dividends per share for the twelve months ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2021 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Fiscal year    Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2021, 2020, and 2019 ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively, and consisted of 52 weeks. Fiscal 2022 will end January 28, 2023, and will consist of 52 weeks.

Accounting policies    Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. Coronavirus (COVID-19)

The COVID-19 pandemic continues to evolve. In 2020 and 2021, governments took various measures in response to COVID-19, such as mandating the closure of certain businesses at times and encouraging or requiring citizens to avoid large gatherings. To date, virtually all of our stores, digital channels, and distribution centers have remained open.

Since the onset of the COVID-19 pandemic, we have experienced strong comparable sales growth and significant volatility in our sales category and channel mix, including same-day fulfillment options. Note 4 presents sales by category. We have taken various actions, including accelerating purchases of certain merchandise in our core categories and, early in the pandemic, slowing or canceling purchase orders, primarily for Apparel and Accessories. As a result of these actions, we recorded $226 million of purchase order cancellation fees in Cost of Sales in 2020.

3. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	2021 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

4. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues (millions)	2021	2020	2019
Apparel and accessories (a)	$17,931	$14,772	$14,304
Beauty and household essentials (b)	27,268	24,461	20,616
Food and beverage (c)	20,306	18,135	15,039
Hardlines (d)	18,614	16,626	12,595
Home furnishings and décor (e)	20,255	18,231	14,430
Other	237	175	146
Sales	104,611	92,400	77,130
Credit card profit sharing	710	666	680
Other	684	495	302
Other revenue	1,394	1,161	982
Total revenue	$106,005	$93,561	$78,112
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of January 29, 2022, and January 30, 2021, the liability for estimated returns was $165 million and $139 million, respectively.

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

TARGET CORPORATION	2021 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	January 30, 2021	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	January 29, 2022
Gift card liability (a)	$1,035	$903	$(736)	$1,202
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, or Target MasterCard (RedCards).

Target Circle program members earn 1 percent rewards on nearly all non-RedCard purchases. As of January 29, 2022, and January 30, 2021, deferred revenue of $89 million and $72 million, respectively, related to this loyalty program was included in Accrued and Other Current Liabilities.

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

Other – Includes advertising, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

5. Cost of Sales and Selling, General and Administrative Expenses

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
Litigation and defense costs and related insurance
    recoveries
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2021 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
6. Consideration Received from Vendors

We receive consideration for a variety of vendor-sponsored programs such as volume rebates, markdown allowances, promotions, and advertising activities and for our compliance programs, referred to as "vendor income." Additionally, under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. Substantially all vendor income is recorded as a reduction of Cost of Sales.

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Note 11 provides additional information.

7. Advertising Costs

Advertising costs, which primarily consist of digital advertisements and media broadcast, are generally expensed at first showing or distribution of the advertisement. Reimbursements from vendors that are for specific, incremental, and identifiable advertising costs are recognized as offsets of these advertising costs within Selling, General and Administrative Expenses (SG&A Expenses). Net advertising costs were $1.5 billion, $1.5 billion, and $1.6 billion in 2021, 2020, and 2019, respectively.

8. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis			Fair Value as of
(millions)	Classification	Measurement Level	January 29, 2022	January 30, 2021
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$4,985	$7,644
Prepaid forward contracts (b)	Other Current Assets	Level 1	35	38
Interest rate swaps (c)	Other Current Assets	Level 2	17	—
Interest rate swaps (c)	Other Noncurrent Assets	Level 2	135	188
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 17 for additional information on interest rate swaps.

Significant Financial Instruments Not Measured at Fair Value (a)	As of January 29, 2022		As of January 30, 2021
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$11,568	$12,808	$10,643	$12,787
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

TARGET CORPORATION	2021 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
9. Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in five days or less.

Cash and Cash Equivalents (millions)	January 29, 2022	January 30, 2021
Cash	$349	$307
Receivables from third-party financial institutions for credit and debit card transactions	577	560
Short-term investments	4,985	7,644
Cash and Cash Equivalents (a)	$5,911	$8,511
(a)We have access to these funds without any significant restrictions, taxes or penalties.

As of January 29, 2022, and January 30, 2021, we reclassified book overdrafts of $366 million and $240 million, respectively, to Accounts Payable and $19 million and $24 million, respectively, to Accrued and Other Current Liabilities.

10. Inventory

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

11. Other Current Assets

Other Current Assets (millions)	January 29, 2022	January 30, 2021
Accounts and other receivables	$835	$631
Vendor income receivable	518	504
Prepaid expenses	170	171
Other	237	286
Other Current Assets	$1,760	$1,592

TARGET CORPORATION	2021 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
12. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the original lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Total depreciation expense, including depreciation expense included in Cost of Sales, was $2.6 billion, $2.5 billion, and $2.6 billion for 2021, 2020, and 2019, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $87 million, $62 million, and $23 million during 2021, 2020, and 2019, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

13. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 29, 2022	January 30, 2021
Goodwill and intangible assets (a)	$656	$668
Company-owned life insurance investments, net of loans (b)	470	450
Other	375	268
Other Noncurrent Assets	$1,501	$1,386
(a)Goodwill totaled $631 million as of both January 29, 2022, and January 30, 2021. No impairments were recorded in 2021, 2020, or 2019 as a result of the annual goodwill impairment tests performed.
(b)Note 23 provides more information on company-owned life insurance investments.

TARGET CORPORATION	2021 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
14. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 29, 2022	January 30, 2021
Wages and benefits	$1,620	$1,677
Gift card liability, net of estimated breakage	1,202	1,035
Real estate, sales, and other taxes payable	1,042	1,103
Dividends payable	424	341
Current portion of operating lease liabilities	254	211
Workers' compensation and general liability (a)	169	169
Interest payable	77	79
Other	1,310	1,507
Accrued and Other Current Liabilities	$6,098	$6,122
(a)We retain a substantial portion of the risk related to general liability and workers' compensation claims. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value. Note 20 provides the noncurrent balance of these liabilities.

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

Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $944 million and $785 million as of January 29, 2022, and January 30, 2021, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services are rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $2.5 billion and $2.1 billion as of January 29, 2022, and January 30, 2021, respectively. Over half of these real estate obligations are due within one year, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

TARGET CORPORATION	2021 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $2.6 billion and $2.0 billion as of January 29, 2022, and January 30, 2021, respectively, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $517 million and $472 million as of January 29, 2022, and January 30, 2021, respectively.

16. Commercial Paper and Long-Term Debt

As of January 29, 2022, the carrying value and maturities of our debt portfolio were as follows:

Debt Maturities	January 29, 2022
(dollars in millions)	Rate (a)	Balance
Due 2022-2026	2.6%	$4,544
Due 2027-2031	3.5	2,603
Due 2032-2036	6.3	301
Due 2037-2041	6.8	936
Due 2042-2046	3.9	1,684
Due 2047-2051	3.3	1,500
Total notes and debentures	3.5	11,568
Swap valuation adjustments		77
Finance lease liabilities		2,075
Less: Amounts due within one year		(171)
Long-term debt and other borrowings		$13,549
(a)Reflects the dollar weighted average stated interest rate as of year-end.

Required Principal Payments (millions)	2022	2023	2024	2025	2026
Total required principal payments	$63	$—	$1,000	$1,500	$2,000

In January 2022, we issued unsecured fixed rate debt of $1.0 billion at 1.950 percent that matures in January 2027 and $1.0 billion at 2.950 percent that matures in January 2052. Furthermore, we repaid $1.0 billion of 2.900 percent unsecured fixed rate debt at maturity.

In October 2020, we repurchased $1.77 billion of unsecured fixed rate debt before its maturity at a market value of $2.25 billion. We recognized a loss on early retirement of $512 million, which was recorded in Net Interest Expense.

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.250 percent that matures in April 2025 and $1.0 billion at 2.650 percent that matures in September 2030.

In January 2020, we issued $750 million of 10-year unsecured fixed rate debt at 2.350 percent, and separately, we repurchased $1.0 billion of 3.875 percent unsecured fixed rate debt before its maturity. We recognized a loss on early retirement of approximately $10 million, which was recorded in Net Interest Expense.

We obtain short-term financing from time to time under our commercial paper program. No balances were outstanding under our commercial paper program at any time during 2021 or 2020.

In 2021, we obtained a committed $3.0 billion unsecured revolving credit facility that will expire in October 2026. This new facility replaced our $2.5 billion unsecured revolving credit facility that was set to expire October 2023. No balances were outstanding under either facility at any time during 2021, 2020, or 2019.

TARGET CORPORATION	2021 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

17. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 8 provides the fair value and classification of these instruments.

Under our swap agreements, we pay a floating rate equal to 1-month LIBOR and receive a weighted average fixed rate of 2.6 percent. The agreements have a weighted average remaining maturity of 5.9 years. As of January 29, 2022, and January 30, 2021, interest rate swaps with notional amounts totaling $1.5 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2021 and 2020.

As of January 29, 2022, we were party to forward-starting interest rate swaps with notional amounts totaling $2.15 billion to hedge the interest rate exposure of anticipated future debt issuances during the next three years. We designated these derivative financial instruments as cash flow hedges. As of January 29, 2022, a $75 million gain was recorded in Accumulated Other Comprehensive Loss and will be reclassified to Net Interest Expense as we record interest expense on the associated debt.

Effect of Hedges on Debt (millions)	January 29, 2022	January 30, 2021
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,572	$1,677
Cumulative hedging adjustments, included in carrying amount	77	183

Effect of Hedges on Net Interest Expense (millions)	2021	2020	2019
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(106)	$46	$130
Hedged debt	106	(46)	(130)
Total	$—	$—	$—

18. Leases

We lease certain retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and nonlease components for new and reassessed leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements require reimbursement of real estate taxes, common area maintenance, and insurance, as well as rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties. Our lease and sublease portfolio consists mainly of operating leases with CVS Pharmacy Inc. (CVS) for space within our stores.

TARGET CORPORATION	2021 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Leases (millions)	Classification	January 29, 2022	January 30, 2021
Assets
Operating	Operating Lease Assets	$2,556	$2,227
Finance	Buildings and Improvements, net of Accumulated Depreciation (a)	1,652	1,504
Total leased assets		$4,208	$3,731
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$254	$211
Finance	Current Portion of Long-term Debt and Other Borrowings	108	88
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,493	2,218
Finance	Long-term Debt and Other Borrowings	1,967	1,766
Total lease liabilities		$4,822	$4,283
Note: We use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
(a)Finance lease assets are recorded net of accumulated amortization of $670 million and $550 million as of January 29, 2022, and January 30, 2021, respectively.

Lease Cost (millions)	Classification	2021	2020	2019
Operating lease cost (a)	SG&A Expenses	$387	$332	$287
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	127	105	82
Interest on lease liabilities	Net Interest Expense	68	62	51
Sublease income (c)	Other Revenue	(18)	(15)	(13)
Net lease cost		$564	$484	$407
(a)2021 and 2020 include $64 million and $44 million, respectively, of short-term and variable lease costs. Short-term and variable lease costs were insignificant for 2019.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $48 million for each of 2021, 2020, and 2019, which is included in Other Revenue.

TARGET CORPORATION	2021 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities	Operating	Finance
(millions)	Leases (a)	Leases (b)	Total
2022	$337	$176	$513
2023	334	179	513
2024	318	176	494
2025	300	176	476
2026	286	177	463
After 2026	1,828	1,800	3,628
Total lease payments	$3,403	$2,684	$6,087
Less: Interest	656	609
Present value of lease liabilities	$2,747	$2,075
(a)Operating lease payments include $942 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $290 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $126 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $840 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	January 29, 2022	January 30, 2021
Weighted average remaining lease term (years)
Operating leases	12.2	12.6
Finance leases	15.2	15.8
Weighted average discount rate
Operating leases	3.28%	3.54%
Finance leases	3.49%	3.68%

Other Information (millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$316	$284	$254
Operating cash flows from finance leases	64	59	49
Financing cash flows from finance leases	91	70	57

TARGET CORPORATION	2021 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
19. Income Taxes

Earnings from continuing operations before income taxes were $8.9 billion, $5.5 billion, and $4.2 billion during 2021, 2020, and 2019, respectively, including $896 million, $764 million, and $653 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation – Continuing Operations	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	3.9	3.3	3.7
International	(1.3)	(1.2)	(1.4)
Excess tax benefit related to share-based payments	(0.8)	(1.0)	(0.4)
Federal tax credits	(0.5)	(0.6)	(0.8)
Other	(0.3)	(0.3)	(0.1)
Effective tax rate	22.0%	21.2%	22.0%

Provision for Income Taxes (millions)	2021	2020	2019
Current:
Federal	$1,111	$1,013	$536
State	325	281	169
International	3	68	38
Total current	1,439	1,362	743
Deferred:
Federal	423	(118)	150
State	98	(64)	29
International	1	(2)	(1)
Total deferred	522	(184)	178
Total provision	$1,961	$1,178	$921

TARGET CORPORATION	2021 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	January 29, 2022	January 30, 2021
Gross deferred tax assets:
Accrued and deferred compensation	$441	$623
Accruals and reserves not currently deductible	211	192
Self-insured benefits	141	138
Deferred occupancy income	133	141
Lease liabilities	1,245	1,108
Other	18	55
Total gross deferred tax assets	2,189	2,257
Gross deferred tax liabilities:
Property and equipment	(2,265)	(2,003)
Leased assets	(1,089)	(996)
Inventory	(266)	(146)
Other	(130)	(82)
Total gross deferred tax liabilities	(3,750)	(3,227)
Total net deferred tax liability (a)	$(1,561)	$(970)
(a)    $6 million and $20 million of the balance as of January 29, 2022, and January 30, 2021, respectively, is included in Other Noncurrent Assets.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the U.S. federal income tax returns for years 2019 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

Reconciliation of Liability for Unrecognized Tax Benefits (millions)	2021	2020	2019
Balance at beginning of period	$181	$160	$300
Additions based on tax positions related to the current year	32	35	28
Additions for tax positions of prior years	11	32	13
Reductions for tax positions of prior years	(95)	(36)	(69)
Settlements	(4)	(10)	(112)
Balance at end of period	$125	$181	$160

If we were to prevail on all unrecognized tax benefits recorded, $67 million of the $125 million reserve would benefit the effective tax rate. In addition, the reversal of accrued interest and penalties would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During 2021, 2020, and 2019, we recorded an expense / (benefit) from accrued interest and penalties of $1 million, $(12) million, and $(2) million, respectively. As of January 29, 2022, January 30, 2021, and February 1, 2020, total accrued interest and penalties were $13 million, $12 million, and $27 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

TARGET CORPORATION	2021 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
20. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 29, 2022	January 30, 2021
Deferred compensation	$572	$549
Deferred occupancy income (a)	479	509
Workers' compensation and general liability	350	341
Income and other taxes payable	139	436
Pension benefits	45	57
Other	44	47
Other Noncurrent Liabilities	$1,629	$1,939
(a)To be amortized evenly through 2038.

21. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity (millions, except per share data)	2021	2020	2019
Total number of shares purchased	31.3	5.7	16.0
Average price paid per share	$230.07	$107.58	$95.07
Total investment	$7,190	$609	$1,518

22. Share-Based Compensation

We maintain a long-term incentive plan (the Plan) for key team members and non-employee members of our Board of Directors. The Plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under the Plan was 34.3 million as of January 29, 2022.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $238 million, $210 million, and $152 million, and the related income tax benefit was $45 million, $39 million, and $27 million, in 2021, 2020, and 2019, respectively.

TARGET CORPORATION	2021 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a 1-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on our stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $186.98, $110.80, and $80.01 in 2021, 2020, and 2019, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
January 30, 2021	4,364	$88.99
Granted	1,273	186.98
Forfeited	(322)	115.62
Vested	(1,716)	82.31
January 29, 2022	3,599	$123.74
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of January 29, 2022 was 3.58 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of January 29, 2022, there was $208 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $323 million, $151 million, and $89 million in 2021, 2020, and 2019, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year or 4-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and earnings per share growth. The fair value of performance share units is calculated based on our stock price on the date of grant. The weighted average grant date fair value for performance share units was $179.58, $106.00, and $86.81 in 2021, 2020, and 2019, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
January 30, 2021	2,788	$87.93
Granted	384	179.58
Forfeited	(296)	107.99
Vested	(619)	72.05
January 29, 2022	2,257	$111.82
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of January 29, 2022 was 2.05 million.
(b)Weighted average per unit.

TARGET CORPORATION	2021 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $67 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.2 years. The fair value of performance share units vested and converted to shares of Target common stock was $127 million, $82 million, and $50 million in 2021, 2020, and 2019, respectively.

Stock Options

In the past, we granted stock options to certain team members. All outstanding stock options are vested and currently exercisable.

Stock Option Activity	Stock Options
	Total Outstanding & Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
January 30, 2021	467	$55.81	$59
Granted	—	—
Expired/forfeited	—	—
Exercised/issued	(257)	53.88
January 29, 2022	210	$58.17	$33
(a)In thousands.
(b)Weighted average per share.
(c)Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2021	2020	2019
Cash received for exercise price	$8	$23	$73
Intrinsic value	45	161	59
Income tax benefit	11	41	15

As of January 29, 2022, there was no unrecognized compensation expense related to stock options. The weighted average remaining life of exercisable and outstanding options is 1.7 years.

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering less than 50 participants. Our total liability under these plans was $632 million and $602 million as of January 29, 2022, and January 30, 2021, respectively.

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

TARGET CORPORATION	2021 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Plan Expenses
(millions)	2021	2020	2019
401(k) plan matching contributions expense	$307	$281	$237

Nonqualified deferred compensation plans
Benefits expense	$59	$86	$80
Related investment (income) / expense	(27)	(58)	(53)
Nonqualified plans net expense	$32	$28	$27

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

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2021	2020	2021	2020
Projected benefit obligations	$4,305	$4,594	$72	$74
Fair value of plan assets	4,433	4,588	16	11
Funded / (underfunded) status	$128	$(6)	$(56)	$(63)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. We are not required to make any contributions to our qualified defined benefit pension plan in 2022. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2022	$305
2023	229
2024	237
2025	246
2026	250
2027 - 2031	1,322

TARGET CORPORATION	2021 Form 10-K	59

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Cost of Plans

Net Pension Benefits Expense
(millions)	Classification	2021	2020	2019
Service cost benefits earned	SG&A Expenses	$100	$103	$93
Interest cost on projected benefit obligation	Net Other (Income) / Expense	96	118	149
Expected return on assets	Net Other (Income) / Expense	(238)	(242)	(248)
Amortization of losses	Net Other (Income) / Expense	113	127	62
Amortization of prior service cost	Net Other (Income) / Expense	—	(11)	(11)
Settlement charges	Net Other (Income) / Expense	—	1	1
Total		$71	$96	$46

Assumptions

Benefit Obligation Weighted Average Assumptions	2021	2020
Discount rate	3.30%	2.84%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions	2021	2020	2019
Discount rate	2.84%	3.13%	4.28%
Expected long-term rate of return on plan assets	5.80	6.10	6.30
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 9.3 percent, 8.2 percent, 6.8 percent, and 7.5 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2021 expected annualized long-term rate of return assumptions were 6.5 percent for domestic equity securities, 7.5 percent for international equity securities, 2.5 percent for long-duration debt securities, 7.0 percent for diversified funds, and 7.5 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

TARGET CORPORATION	2021 Form 10-K	60

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2021	2020	2021	2020
Benefit obligation at beginning of period	$4,594	$4,492	$74	$66
Service cost	94	97	6	6
Interest cost	95	117	1	1
Actuarial (gain) / loss (a)	(247)	144	(4)	7
Participant contributions	5	7	—	—
Benefits paid	(236)	(263)	(5)	(6)
Benefit obligation at end of period (b)	$4,305	$4,594	$72	$74
(a)The actuarial (gain) / loss was primarily driven by changes in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2021	2020	2021	2020
Fair value of plan assets at beginning of period	$4,588	$4,430	$11	$11
Actual return on plan assets	76	414	—	2
Employer contributions	—	—	10	4
Participant contributions	5	7	—	—
Benefits paid	(236)	(263)	(5)	(6)
Fair value of plan assets at end of period	$4,433	$4,588	$16	$11

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted Allocation	Actual Allocation
		2021	2020
Domestic equity securities (a)	12%	12%	16%
International equity securities	8	8	10
Debt securities	50	50	44
Diversified funds	25	25	25
Other (b)	5	5	5
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2021 Form 10-K	61

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value at
(millions)	Measurement Level	January 31, 2022	January 31, 2021
Cash and cash equivalents	Level 1	$8	$19
Derivatives	Level 2	(9)	(5)
Government securities (a)	Level 2	740	516
Fixed income (b)	Level 2	1,447	1,424
		2,186	1,954
Investments valued using NAV per share (c)
Fixed income		10	68
Private equity funds		68	73
Cash and cash equivalents		100	115
Common collective trusts		860	1,122
Diversified funds		1,105	1,165
Other		120	102
Total plan assets		$4,449	$4,599
(a)Investments in government securities and long-term government bonds.
(b)Investments in corporate and municipal bonds.
(c)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Position	Valuation Technique
Cash and cash equivalents	Carrying value approximates fair value.
Derivatives	Swap derivatives - Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). Model inputs are changed only when corroborated by market data. A credit risk adjustment is made on each swap using observable market credit spreads.

Option derivatives - Initially valued at transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., underlying investments).
Government securities and fixed income	Valued using matrix pricing models and quoted prices of securities with similar characteristics.

Amounts Included in Shareholders' Investment

Amounts in Accumulated Other Comprehensive Loss
(millions)	2021	2020
Net actuarial loss	$783	$987
Prior service credits	—	(2)
Amounts in Accumulated Other Comprehensive Loss (a)	$783	$985
(a)$583 million and $735 million, net of tax, at the end of 2021 and 2020, respectively.

TARGET CORPORATION	2021 Form 10-K	62

FINANCIAL STATEMENTS & SUPPLEMENTAL INFORMATION	Table of Contents
NOTES	Index to Financial Statements
25. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension		Total
January 30, 2021	$(3)		$(18)	$(735)		$(756)
Other comprehensive income / (loss) before reclassifications, net of tax	52		(1)	69		120
Amounts reclassified from AOCI, net of tax	—	(a)	—	83	(b)	83
January 29, 2022	$49		$(19)	$(583)		$(553)

(a)Represents amortization of gains and losses on cash flow hedges, net of taxes, which is recorded in Net Interest Expense.
(b)Represents amortization of pension gains and losses, net of $29 million of taxes, which is recorded in Net Other (Income) / Expense. See Note 24 for additional information.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, the following changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•We continue to execute a multi-year technology strategy, including modernization of systems and processes supporting sales and inventory-related transactions.

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

Item 9B.    Other Information

Not applicable.

TARGET CORPORATION	2021 Form 10-K	63

SUPPLEMENTAL INFORMATION	Table of Contents

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TARGET CORPORATION	2021 Form 10-K	64

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2022 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one--Election of directors
•General information about corporate governance and the Board--
◦Business ethics and conduct
◦Committees
•Questions and answers about the 2022 Annual Meeting—Access to information—Question 15

See also Part I, Item 4A, Executive Officers of this Form 10-K.

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

•Compensation Discussion and Analysis
•Compensation tables
•Compensation & Human Capital Management Committee Report

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

•General information about corporate governance and the Board--
◦Policy on transactions with related persons
◦Director independence
◦Committees

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two-- Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm--audit and non-audit fees

TARGET CORPORATION	2021 Form 10-K	65

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    Financial Statements

•Consolidated Statements of Operations for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
•Consolidated Statements of Comprehensive Income for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
•Consolidated Statements of Financial Position as of January 29, 2022, and January 30, 2021
•Consolidated Statements of Cash Flows for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
•Consolidated Statements of Shareholders' Investment for the Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 42)

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

TARGET CORPORATION	2021 Form 10-K	66

SUPPLEMENTAL INFORMATION	Table of Contents

b)    Exhibits

(3)A		Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)
B		Bylaws (as amended through March 27, 2020) (2)
(4)A		Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (3)
B
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (4)

C		Target agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.
D		Description of Securities (5)
(10)A	*	Target Corporation Executive Officer Cash Incentive Plan (6)
B	*	Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (7)
C	*	Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (8)
D	*	Target Corporation 2020 Long-Term Incentive Plan (9)
E	*	Target Corporation SPP I (2016 Plan Statement) (as amended and restated effective April 3, 2016) (10)
F	*	Target Corporation SPP II (2016 Plan Statement) (as amended and restated effective April 3, 2016) (11)
G	*	Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (12)
H	*	Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (13)
I	*	Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (14)
J	*	Target Corporation Officer EDCP (2021 Plan Statement) (as amended and restated effective January 1, 2021) (15)
K	*	Target Corporation Deferred Compensation Plan Directors (16)
L	*	Target Corporation DDCP (2022 Plan Statement) (as amended and restated effective January 1, 2022) (17)
M	*	Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (18)
N	*	Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (19)
O	*	Director Retirement Program (20)
P	*	Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (21)
Q	*	Amendment dated June 8, 2011 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (22)
R	*	Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (23)
S	*	Amendment dated December 18, 2020 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (24)
T	*	Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (25)
U	*	Form of Restricted Stock Unit Agreement
V	*	Form of Performance-Based Restricted Stock Unit Agreement (26)
W	*	Form of Performance Share Unit Agreement (27)
X	*	Form of Price-Vested Stock Option Agreement (28)
Y	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (29)
Z	*	Form of Non-Employee Director Restricted Stock Unit Agreement (30)
AA	*	Form of Cash Retention Award (31)

TARGET CORPORATION	2021 Form 10-K	67

SUPPLEMENTAL INFORMATION	Table of Contents

BB	*	Aircraft Time Sharing Agreement as of March 13, 2015 among Target Corporation and Brian C. Cornell (32)
CC	*	Transition Agreement dated January 7, 2019 (33)
DD		Five-Year Credit Agreement dated as of October 18, 2021 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (34)
EE	‡	Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (35)
FF	‡	First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (36)
GG	†	Second Amendment dated November 19, 2019 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (37)
HH	‡	Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc. (38)
II	‡	First Amendment dated November 30, 2016 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (39)
JJ		Second Amendment dated January 9, 2018 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (40)
(21)		List of Subsidiaries
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Powers of Attorney
(31)A		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)B		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)A		Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)B		Certification of the Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(1)Incorporated by reference to Exhibit (3)A to Target's Form 8-K Report filed June 10, 2010.
(2)Incorporated by reference to Exhibit (3)B to Target's Form 8-K Report filed April 2, 2020.
(3)Incorporated by reference to Exhibit 4.1 to Target's Form 8-K Report filed August 10, 2000.
(4)Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report filed May 1, 2007.
(5)Incorporated by reference to Exhibit (4)D to Target's Form 10-K Report for the year ended January 30, 2021.
(6)Incorporated by reference to Exhibit (10)A to Target's Form 10-K Report for the year ended January 30, 2021.
(7)Incorporated by reference to Exhibit (10)B to Target's Form 10-Q Report for the quarter ended July 30, 2011
(8)Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended July 29, 2017.
(9)Incorporated by reference to Exhibit (10)D to Target's Form 8-K Report filed June 11, 2020.

TARGET CORPORATION	2021 Form 10-K	68

SUPPLEMENTAL INFORMATION	Table of Contents

(10)Incorporated by reference to Exhibit (10)C to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(11)Incorporated by reference to Exhibit (10)D to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(12)Incorporated by reference to Exhibit (10)E to Form 10-K Report for the year ended February 1, 2014.
(13)Incorporated by reference to Exhibit (10)NN to Target's Form 10-Q Report for the quarter ended April 30, 2016.
(14)Incorporated by reference to Exhibit (10)F to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(15)Incorporated by reference to Exhibit (10)J toTarget's Form 10-K Report for the year ended January 30, 2021.
(16)Incorporated by reference to Exhibit (10)I to Target's Form 10-K Report for the year ended February 3, 2007.
(17)Incorporated by reference to Exhibit (10)L to Target's Form 10-Q Report for the quarter ended October 30, 2021.
(18)Incorporated by reference to Exhibit (10)L to Target's Form 10-Q Report for the quarter ended July 29, 2017.
(19)Incorporated by reference to Exhibit (10)A to Target's Form 10-Q Report for the quarter ended October 30, 2010.
(20)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 29, 2005.
(21)Incorporated by reference to Exhibit (10)O to Target's Form 10-K Report for the year ended January 31, 2009.
(22)Incorporated by reference to Exhibit (10)AA to Target's Form 10-Q Report for the quarter ended July 30, 2011.
(23)Incorporated by reference to Exhibit (10)MM to Target's Form 10-Q Report for the quarter ended October 28, 2017.
(24)Incorporated by reference to Exhibit (10)S to Target's Form 10-K Report for the year ended January 30, 2021.
(25)Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 31, 2015.
(26)Incorporated by reference to Exhibit (10)V to Target's Form 10-K Report for the year ended January 30, 2021.
(27)Incorporated by reference to Exhibit (10)W to Target's Form 10-K Report for the year ended January 30, 2021.
(28)Incorporated by reference to Exhibit (10)JJ to Target's Form 10-Q Report for the quarter ended April 29, 2017.
(29)Incorporated by reference to Exhibit (10)EE to Target's Form 8-K Report filed January 11, 2012.
(30)Incorporated by reference to Exhibit (10)Y to Target's Form 10-Q Report for the quarter ended August 1, 2020.
(31)Incorporated by reference to Exhibit (10)W to Target's Form 10-K Report for the year ended February 2, 2013.
(32)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended January 31, 2015.
(33)Incorporated by reference to Exhibit (10)A to Target's Form 8-K Report filed January 10, 2019.
(34)Incorporated by reference to Exhibit (10)DD to Target's Form 10-Q Report for the quarter ended October 30, 2021.
(35)Incorporated by reference to Exhibit (10)X to Target's Form 10-Q/A Report for the quarter ended May 4, 2013.
(36)Incorporated by reference to Exhibit (10)II to Target's Form 10-Q Report for the quarter ended May 2, 2015.
(37)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended February 1, 2020.
(38)Incorporated by reference to Exhibit (10)KK to Target's Form 10-K Report for the year ended January 30, 2016.
(39)Incorporated by reference to Exhibit (10)CC to Target's Form 10-K Report for the year ended January 28, 2017.
(40)Incorporated by reference to Exhibit (10)HH to Target's Form 10-K Report for the year ended February 3, 2018.

Item 16.    Form 10-K Summary

Not applicable.

TARGET CORPORATION	2021 Form 10-K	69

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Michael J. Fiddelke
Date: March 9, 2022		Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Date: March 9, 2022	Brian C. Cornell Chairman of the Board and Chief Executive Officer

/s/ Michael J. Fiddelke
Date: March 9, 2022	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

/s/ Robert M. Harrison
Date: March 9, 2022	Robert M. Harrison Senior Vice President, Chief Accounting Officer and Controller

DAVID P. ABNEY DOUGLAS M. BAKER, JR. GEORGE S. BARRETT GAIL K. BOUDREAUX ROBERT L. EDWARDS MELANIE L. HEALEY	DONALD R. KNAUSS CHRISTINE A. LEAHY MONICA C. LOZANO MARY E. MINNICK DERICA W. RICE DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Michael J. Fiddelke, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Michael J. Fiddelke
Date: March 9, 2022		Michael J. Fiddelke Attorney-in-fact

TARGET CORPORATION	2021 Form 10-K	70