Form 10-Q
period 2022-04-30
TARGET CORP
filed 2022-05-27
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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

41-0215170
(I.R.S. Employer Identification No.)

55403
(Zip Code)
Registrant’s telephone number, including area code: 612-304-6073
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐ No ☒
Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.0833, outstanding at May 20, 2022, were 463,696,413.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	April 30, 2022	May 1, 2021
Sales	$24,830	$23,879
Other revenue	340	318
Total revenue	25,170	24,197
Cost of sales	18,461	16,716
Selling, general and administrative expenses	4,762	4,509
Depreciation and amortization (exclusive of depreciation included in cost of sales)	601	598
Operating income	1,346	2,374
Net interest expense	112	108
Net other (income) / expense	(15)	(343)
Earnings before income taxes	1,249	2,609
Provision for income taxes	240	512
Net earnings	$1,009	$2,097
Basic earnings per share	$2.17	$4.20
Diluted earnings per share	$2.16	$4.17
Weighted average common shares outstanding
Basic	464.0	498.6
Diluted	467.8	503.4
Antidilutive shares	—	—

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	April 30, 2022	May 1, 2021
Net earnings	$1,009	$2,097
Other comprehensive income, net of tax
Pension benefit liabilities	11	22
Cash flow hedges and currency translation adjustment	190	9
Other comprehensive income	201	31
Comprehensive income	$1,210	$2,128

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Cash and cash equivalents	$1,112	$5,911	$7,816
Inventory	15,083	13,902	10,539
Other current assets	1,758	1,760	1,576
Total current assets	17,953	21,573	19,931
Property and equipment
Land	6,164	6,164	6,146
Buildings and improvements	33,300	32,985	31,710
Fixtures and equipment	6,459	6,407	5,496
Computer hardware and software	2,588	2,505	2,256
Construction-in-progress	1,444	1,257	973
Accumulated depreciation	(21,285)	(21,137)	(19,777)
Property and equipment, net	28,670	28,181	26,804
Operating lease assets	2,571	2,556	2,362
Other noncurrent assets	1,648	1,501	1,374
Total assets	$50,842	$53,811	$50,471
Liabilities and shareholders’ investment
Accounts payable	$14,053	$15,478	$11,637
Accrued and other current liabilities	5,582	6,098	5,788
Current portion of long-term debt and other borrowings	1,089	171	1,173
Total current liabilities	20,724	21,747	18,598
Long-term debt and other borrowings	13,379	13,549	11,509
Noncurrent operating lease liabilities	2,581	2,493	2,337
Deferred income taxes	1,752	1,566	1,169
Other noncurrent liabilities	1,632	1,629	1,899
Total noncurrent liabilities	19,344	19,237	16,914
Shareholders’ investment
Common stock	39	39	41
Additional paid-in capital	5,592	6,421	6,271
Retained earnings	5,495	6,920	9,372
Accumulated other comprehensive loss	(352)	(553)	(725)
Total shareholders’ investment	10,774	12,827	14,959
Total liabilities and shareholders’ investment	$50,842	$53,811	$50,471
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 463,683,711, 471,274,073 and 496,093,160 shares issued and outstanding as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	April 30, 2022	May 1, 2021
Operating activities
Net earnings	$1,009	$2,097
Adjustments to reconcile net earnings to cash (required for) provided by operating activities:
Depreciation and amortization	679	667
Share-based compensation expense	83	79
Deferred income taxes	115	170
Gain on Dermstore sale	—	(335)
Noncash losses / (gains) and other, net	52	(30)
Changes in operating accounts:
Inventory	(1,181)	114
Other assets	(86)	(5)
Accounts payable	(1,560)	(1,205)
Accrued and other liabilities	(505)	(413)
Cash (required for) provided by operating activities	(1,394)	1,139
Investing activities
Expenditures for property and equipment	(952)	(540)
Proceeds from disposal of property and equipment	2	12
Proceeds from Dermstore sale	—	356
Other investments	2	7
Cash required for investing activities	(948)	(165)
Financing activities
Change in commercial paper, net	945	—
Reductions of long-term debt	(48)	(21)
Dividends paid	(424)	(340)
Repurchase of stock	(181)	(1,310)
Accelerated share repurchase pending final settlement	(2,750)	—
Stock option exercises	1	2
Cash required for financing activities	(2,457)	(1,669)
Net decrease in cash and cash equivalents	(4,799)	(695)
Cash and cash equivalents at beginning of period	5,911	8,511
Cash and cash equivalents at end of period	$1,112	$7,816
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$62	$69
Leased assets obtained in exchange for new operating lease liabilities	59	189

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959
Net earnings	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(445)	—	(445)
Repurchase of stock	(6.6)	—	—	(1,544)	—	(1,544)
Stock options and awards	0.2	—	61	—	—	61
July 31, 2021	489.7	$41	$6,332	$9,200	$(713)	$14,860
Net earnings	—	—	—	1,488	—	1,488
Other comprehensive income	—	—	—	—	26	26
Dividends declared	—	—	—	(439)	—	(439)
Repurchase of stock	(8.8)	(1)	—	(2,180)	—	(2,181)
Stock options and awards	—	—	49	—	—	49
October 30, 2021	480.9	$40	$6,381	$8,069	$(687)	$13,803
Net earnings	—	—	—	1,544	—	1,544
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(428)	—	(428)
Repurchase of stock	(9.8)	(1)	—	(2,265)	—	(2,266)
Stock options and awards	0.2	—	40	—	—	40
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827

TARGET CORPORATION	Q1 2022 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774

We declared $0.90 and $0.68 dividends per share for the three months ended April 30, 2022, and May 1, 2021, respectively, and $3.38 per share for the fiscal year ended January 29, 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2022 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our 2021 Form 10-K.

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

TARGET CORPORATION	Q1 2022 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended
(millions)	April 30, 2022	May 1, 2021
Apparel and accessories (a)	$4,239	$4,269
Beauty and household essentials (b)	7,053	6,364
Food and beverage (c)	5,505	4,856
Hardlines (d)	3,713	3,946
Home furnishings and décor (e)	4,271	4,410
Other	49	34
Sales	24,830	23,879

Credit card profit sharing	185	171
Other	155	147
Other revenue	340	318

Total revenue	$25,170	$24,197
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of April 30, 2022, January 29, 2022, and May 1, 2021, the accrual for estimated returns was $204 million, $165 million, and $196 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 29, 2022	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	April 30, 2022
(millions)
Gift card liability (a)	$1,202	$276	$(465)	$1,013
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

TARGET CORPORATION	Q1 2022 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Other — Includes advertising, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$182	$4,985	$6,895
Prepaid forward contracts	Other Current Assets	Level 1	37	35	37
Interest rate swaps	Other Current Assets	Level 2	41	17	—
Interest rate swaps	Other Noncurrent Assets	Level 2	292	135	149
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	27	—	—

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	April 30, 2022		January 29, 2022		May 1, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$11,549	$11,466	$11,568	$12,808	$10,646	$12,335
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $23 million and $41 million during the three months ended April 30, 2022, and May 1, 2021, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. For the three months ended April 30, 2022, the maximum amount outstanding was $1.1 billion, and the average daily amount outstanding was $291 million, at a weighted average annual interest rate of 0.4 percent. As of April 30, 2022, $945 million was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statement of Financial Position. No balances were outstanding at any time during the three months ended May 1, 2021.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

TARGET CORPORATION	Q1 2022 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
As of April 30, 2022, January 29, 2022, and May 1, 2021, we were party to interest rate swaps with notional amounts totaling $1.5 billion. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended April 30, 2022, and May 1, 2021.

We were party to forward-starting interest rate swaps with notional amounts totaling $2.15 billion as of April 30, 2022, and January 29, 2022, and $250 million as of May 1, 2021. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances during the next three years. Based on the fair value of these swaps as of April 30, 2022, Accumulated Other Comprehensive Loss (AOCI) included an unrealized gain of $333 million. Any unrealized gain or loss at the time of debt issuance will be reclassified and reduce Net Interest Expense as we record interest expense on the associated debt.

Effect of Hedges on Debt (millions)	April 30, 2022	January 29, 2022	May 1, 2021
Long-term debt and other borrowings
Carrying amount of hedged debt	$1,468	$1,572	$1,627
Cumulative hedging adjustments, included in carrying amount	(27)	77	132

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	April 30, 2022	May 1, 2021
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(104)	$(51)
Hedged debt	104	51
Total	$—	$—

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	April 30, 2022	May 1, 2021
Number of shares purchased	0.1	6.1
Average price paid per share	$208.60	$190.77
Total investment	$10	$1,165
Note: This table excludes activity related to the ASR arrangements described below because final settlement had not occurred as of April 30, 2022.

During the first quarter of 2022, we entered into an ASR arrangement to repurchase up to $2.75 billion of our common stock. Under the agreement, we paid $2.75 billion and received an initial delivery of 8.9 million shares, which were retired, resulting in a $2 billion reduction to Retained Earnings. As of April 30, 2022, $751 million is included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital.

TARGET CORPORATION	Q1 2022 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	April 30, 2022	May 1, 2021
Service cost benefits earned	SG&A	$23	$24
Interest cost on projected benefit obligation	Net Other (Income) / Expense	29	24
Expected return on assets	Net Other (Income) / Expense	(59)	(59)
Amortization of losses	Net Other (Income) / Expense	15	29
Total		$8	$18

10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 29, 2022	$49	$(19)	$(583)	$(553)
Other comprehensive income (loss) before reclassifications, net of tax	190	—	—	190
Amounts reclassified from AOCI, net of tax	—	—	11	11
April 30, 2022	$239	$(19)	$(572)	$(352)

TARGET CORPORATION	Q1 2022 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2022 included the following notable items:

•GAAP diluted earnings per share were $2.16.
•Adjusted diluted earnings per share were $2.19.
•Total revenue increased 4.0 percent, driven by an increase in comparable sales.
•Comparable sales increased 3.3 percent, driven primarily by a 3.9 percent increase in traffic.
◦Comparable stores originated sales grew 3.4 percent.
◦Comparable digitally originated sales increased 3.2 percent.
•Operating income of $1.3 billion was 43.3 percent lower than for the comparable prior-year period, driven primarily by a decrease in gross margin, reflecting inventory actions taken as a result of lower-than-expected sales in our discretionary categories (Apparel and Accessories, Hardlines, and Home Furnishings and Décor) and supply chain disruptions, as well as increased freight and merchandise costs.

Sales were $24.8 billion for the three months ended April 30, 2022, an increase of $1.0 billion, or 4.0 percent, from the comparable prior-year period. Cash flow required for operating activities was $1.4 billion for the three months ended April 30, 2022, a decrease of $2.5 billion, or 222.4 percent, from $1.1 billion cash flow provided by operating activities for the three months ended May 1, 2021. The drivers of the operating cash flow decrease are described on page 20.

Earnings Per Share	Three Months Ended
	April 30, 2022	May 1, 2021	Change
GAAP diluted earnings per share	$2.16	$4.17	(48.2)%
Adjustments	0.03	(0.47)
Adjusted diluted earnings per share	$2.19	$3.69	(40.7)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended April 30, 2022, after-tax ROIC was 25.3 percent, compared with 30.7 percent for the trailing twelve months ended May 1, 2021. The calculation of ROIC is provided on page 19.

Supply Chain Disruptions and Demand Shifts

We have seen continued supply chain disruptions. In addition to country of origin production delays, trucker and dockworker shortages, volatile consumer demand, and other factors have led to industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering and receiving merchandise earlier, securing incremental freight and storage capacity, and maintaining elevated levels of staffing. In addition, we have recently seen a significant shift in consumer demand away from longer lead time discretionary categories, resulting in lower-than-expected sales and higher-than-expected inventories in these areas. These factors have resulted in increased costs, as well as increased clearance and promotional markdowns, which contributed to decreased profitability in the first quarter of 2022 compared to the prior-year period. These factors will result in increased costs and decreased profitability in future periods, the impact of which could be material. The Gross Margin Rate analysis on page 16 provides additional information.

TARGET CORPORATION	Q1 2022 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	April 30, 2022	May 1, 2021	Change
Sales	$24,830	$23,879	4.0%
Other revenue	340	318	6.7
Total revenue	25,170	24,197	4.0
Cost of sales	18,461	16,716	10.4
Selling, general and administrative expenses	4,762	4,509	5.6
Depreciation and amortization (exclusive of depreciation included in cost of sales)	601	598	0.3
Operating income	$1,346	$2,374	(43.3)%

Rate Analysis	Three Months Ended
	April 30, 2022	May 1, 2021
Gross margin rate	25.7%	30.0%
SG&A expense rate	18.9	18.6
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.4	2.5
Operating income margin rate	5.3	9.8
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

Comparable Sales	Three Months Ended
	April 30, 2022	May 1, 2021
Comparable sales change	3.3%	22.9%
Drivers of change in comparable sales
Number of transactions (traffic)	3.9	17.1
Average transaction amount	(0.6)	5.0

TARGET CORPORATION	Q1 2022 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales by Channel	Three Months Ended
	April 30, 2022	May 1, 2021
Stores originated comparable sales change	3.4%	18.0%
Digitally originated comparable sales change	3.2	50.2

Sales by Channel	Three Months Ended
	April 30, 2022	May 1, 2021
Stores originated	81.8%	81.7%
Digitally originated	18.2	18.3
Total	100%	100%

Sales by Fulfillment Channel	Three Months Ended
	April 30, 2022	May 1, 2021
Stores	96.5%	96.3%
Other	3.5	3.7
Total	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended
	April 30, 2022	May 1, 2021
Apparel and accessories	17%	18%
Beauty and household essentials	29	27
Food and beverage	22	20
Hardlines	15	17
Home furnishings and décor	17	18
Total	100%	100%

Note 3 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for the three months ended April 30, 2022, and May 1, 2021; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	Three Months Ended
	April 30, 2022	May 1, 2021
Target Debit Card	11.6%	12.1%
Target Credit Cards	8.7	8.4
Total RedCard Penetration	20.3%	20.5%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q1 2022 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Gross Margin Rate
For the three months ended April 30, 2022, our gross margin rate was 25.7 percent compared with 30.0 percent in the comparable prior-year period. This decrease reflected the net impact of

•higher clearance and promotional markdown rates, which were largely the result of inventory impairments and other actions taken in our longer lead time discretionary categories, as well as supply chain disruptions, and higher merchandise and freight costs, partially offset by the benefit of retail price increases;
•supply chain pressure related to increased compensation and headcount in our distribution centers; and
•unfavorable mix in the relative growth rates of higher and lower margin categories.

Supply Chain Disruptions and Demand Shifts on page 13 provides additional information.

Selling, General, and Administrative Expense Rate

For the three months ended April 30, 2022, our SG&A expense rate was 18.9 percent compared with 18.6 percent for the comparable prior-year period. The increase reflected the net impact of cost increases across our business, including investments in hourly team member wages, partially offset by lower incentive compensation expense.

Store Data

Change in Number of Stores	Three Months Ended
	April 30, 2022	May 1, 2021
Beginning store count	1,926	1,897
Opened	7	12
Closed	—	—
Ending store count	1,933	1,909

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	April 30, 2022	January 29, 2022	May 1, 2021	April 30, 2022	January 29, 2022	May 1, 2021
170,000 or more sq. ft.	274	274	273	49,071	49,071	48,798
50,000 to 169,999 sq. ft.	1,519	1,516	1,510	190,461	190,205	189,618
49,999 or less sq. ft.	140	136	126	4,147	4,008	3,690
Total	1,933	1,926	1,909	243,679	243,284	242,106
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

TARGET CORPORATION	Q1 2022 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Other Performance Factors

Net Interest Expense

Net interest expense was $112 million for the three months ended April 30, 2022, compared with $108 million in the comparable prior-year period.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(15) million for the three months ended April 30, 2022, compared with $(343) million in the comparable prior-year period. The three months ended May 1, 2021, included the $335 million pretax gain on the February 2021 sale of Dermstore. Note 2 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three months ended April 30, 2022, was 19.2 percent, compared with 19.6 percent in the comparable prior-year period. The decrease reflects lower pretax earnings in the current period resulting in a larger tax rate benefit from fixed and discrete items, partially offset by the impacts of discrete tax benefits in the prior-year quarter, including the resolution of certain income tax matters.

TARGET CORPORATION	Q1 2022 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	April 30, 2022			May 1, 2021
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$2.16			$4.17
Adjustments
Gain on Dermstore sale	$—	$—	$—	$(335)	$(269)	$(0.53)
Other (a)	20	15	0.03	41	30	0.06
Adjusted diluted earnings per share			$2.19			$3.69
Note: Amounts may not foot due to rounding.
(a)Other items unrelated to current period operations, none of which were individually significant.

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

EBIT and EBITDA	Three Months Ended
(dollars in millions)	April 30, 2022	May 1, 2021	Change
Net earnings	$1,009	$2,097	(51.9)%
+ Provision for income taxes	240	512	(53.1)
+ Net interest expense	112	108	3.8
EBIT	$1,361	$2,717	(49.9)%
+ Total depreciation and amortization (a)	679	667	1.8
EBITDA	$2,040	$3,384	(39.7)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2022 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	April 30, 2022	May 1, 2021
Operating income	$7,918	$8,444
+ Net other income / (expense)	55	350
EBIT	7,973	8,794
+ Operating lease interest (a)	87	85
- Income taxes (b)	1,804	1,864
Net operating profit after taxes	$6,256	$7,015

Denominator	April 30, 2022	May 1, 2021	May 2, 2020
Current portion of long-term debt and other borrowings	$1,089	$1,173	$168
+ Noncurrent portion of long-term debt	13,379	11,509	14,073
+ Shareholders' investment	10,774	14,959	11,169
+ Operating lease liabilities (c)	2,854	2,563	2,448
- Cash and cash equivalents	1,112	7,816	4,566
Invested capital	$26,984	$22,388	$23,292
Average invested capital (d)	$24,686	$22,840

After-tax return on invested capital	25.3%	30.7%
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
(b)Calculated using the effective tax rates, which were 22.4 percent and 21.0 percent for the trailing twelve months ended April 30, 2022, and May 1, 2021, respectively. For the trailing twelve months ended April 30, 2022, and May 1, 2021, includes tax effect of $1.8 billion related to EBIT, and $19 million and $18 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q1 2022 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $1.1 billion, $5.9 billion, and $7.8 billion as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively. Our cash and cash equivalents balance includes short-term investments of $182 million, $5.0 billion, and $6.9 billion as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows required for operating activities were $1.4 billion for the three months ended April 30, 2022, compared with $1.1 billion of cash flows provided by operating activities for the three months ended May 1, 2021. For the three months ended April 30, 2022, operating cash flows decreased as a result of lower earnings, increased inventory levels and lower accounts payable leverage due to decreased inventory turnover, compared with the three months ended May 1, 2021.

Inventory

Inventory was $15.1 billion as of April 30, 2022, compared with $13.9 billion and $10.5 billion at January 29, 2022, and May 1, 2021, respectively. The increase over the balance as of May 1, 2021, primarily reflects lower-than-expected sales in our discretionary categories, as well as the impact of supply chain disruptions and demand shifts described on page 13.

Investing Cash Flows

Investing cash flows included capital investments of $952 million and $540 million for the three months ended April 30, 2022, and May 1, 2021, respectively. For the three months ended May 1, 2021, investing cash flows included $356 million of proceeds from the sale of Dermstore.

Dividends

We paid dividends totaling $424 million ($0.90 per share) for the three months ended April 30, 2022, and $340 million ($0.68 per share) for the three months ended May 1, 2021, a per share increase of 32.4 percent. We declared dividends totaling $426 million ($0.90 per share) during the first quarter of 2022 and $343 million ($0.68 per share) during the first quarter of 2021, a per share increase of 32.4 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

Excluding the unsettled March 2022 ASR, we returned $10 million to shareholders through share repurchase during the three months ended April 30, 2022. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q1 2022 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of April 30, 2022, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facility. Our committed $3.0 billion unsecured revolving credit facility expires in October 2026 and backstops our commercial paper program. No balances were outstanding under our credit facility at any time during 2022 or 2021. As of April 30, 2022, we had $0.9 billion outstanding under our commercial paper program. We did not have any balances outstanding under our commercial paper program as of May 1, 2021. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of April 30, 2022, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our contractual obligations, working capital and planned capital expenditures, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2022 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 29, 2022, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended January 29, 2022.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there were no changes which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET CORPORATION	Q1 2022 Form 10-Q	22

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 11.3 million shares of common stock at an average price of $236.64, for a total investment of $2.7 billion, excluding the March 2022 ASR because the transaction was not fully settled as of April 30, 2022. The table below presents information with respect to Target common stock purchases made during the three months ended April 30, 2022, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
January 30, 2022 through February 26, 2022
Open market and privately negotiated purchases	—	$—	—	$12,326,055,745
February 27, 2022 through April 2, 2022
Open market and privately negotiated purchases	47,934	208.60	47,934	12,316,056,660
March 2022 ASR (a)	8,886,661	TBD	8,886,661	12,316,056,660
April 3, 2022 through April 30, 2022
Open market and privately negotiated purchases	—	—	—	12,316,056,660
Total	8,934,595	TBD	8,934,595	$12,316,056,660
(a)Refer to Note 8 of the Consolidated Financial Statements for further details about the ASR arrangement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2022 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer As Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q1 2022 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 27, 2022	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q1 2022 Form 10-Q	25