Form 10-Q
period 2022-07-30
TARGET CORP
filed 2022-08-26
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
OR
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

41-0215170
(I.R.S. Employer Identification No.)

55403
(Zip Code)

612-304-6073
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0833 per share	TGT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at August 19, 2022, were 460,262,630.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Sales	$25,653	$24,826	$50,483	$48,705
Other revenue	384	334	724	652
Total revenue	26,037	25,160	51,207	49,357
Cost of sales	20,142	17,280	38,603	33,996
Selling, general and administrative expenses	5,002	4,849	9,764	9,358
Depreciation and amortization (exclusive of depreciation included in cost of sales)	572	564	1,173	1,162
Operating income	321	2,467	1,667	4,841
Net interest expense	112	104	224	212
Net other (income) / expense	(8)	(7)	(23)	(350)
Earnings before income taxes	217	2,370	1,466	4,979
Provision for income taxes	34	553	274	1,065
Net earnings	$183	$1,817	$1,192	$3,914
Basic earnings per share	$0.40	$3.68	$2.57	$7.89
Diluted earnings per share	$0.39	$3.65	$2.55	$7.82
Weighted average common shares outstanding
Basic	461.5	493.1	463.8	495.8
Diluted	463.6	497.5	466.8	500.4
Antidilutive shares	1.3	—	1.0	—

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings	$183	$1,817	$1,192	$3,914
Other comprehensive income, net of tax
Pension benefit liabilities	11	20	22	42
Cash flow hedges and currency translation adjustment	(28)	(8)	162	1
Other comprehensive income	(17)	12	184	43
Comprehensive income	$166	$1,829	$1,376	$3,957

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Cash and cash equivalents	$1,117	$5,911	$7,368
Inventory	15,320	13,902	11,259
Other current assets	2,016	1,760	1,604
Total current assets	18,453	21,573	20,231
Property and equipment
Land	6,161	6,164	6,148
Buildings and improvements	33,694	32,985	32,133
Fixtures and equipment	6,744	6,407	5,892
Computer hardware and software	2,684	2,505	2,260
Construction-in-progress	2,245	1,257	944
Accumulated depreciation	(21,708)	(21,137)	(20,133)
Property and equipment, net	29,820	28,181	27,244
Operating lease assets	2,542	2,556	2,503
Other noncurrent assets	1,655	1,501	1,407
Total assets	$52,470	$53,811	$51,385
Liabilities and shareholders’ investment
Accounts payable	$14,891	$15,478	$12,632
Accrued and other current liabilities	5,905	6,098	5,600
Current portion of long-term debt and other borrowings	1,649	171	1,190
Total current liabilities	22,445	21,747	19,422
Long-term debt and other borrowings	13,453	13,549	11,589
Noncurrent operating lease liabilities	2,543	2,493	2,462
Deferred income taxes	1,862	1,566	1,146
Other noncurrent liabilities	1,575	1,629	1,906
Total noncurrent liabilities	19,433	19,237	17,103
Shareholders’ investment
Common stock	38	39	41
Additional paid-in capital	6,502	6,421	6,332
Retained earnings	4,421	6,920	9,200
Accumulated other comprehensive loss	(369)	(553)	(713)
Total shareholders’ investment	10,592	12,827	14,860
Total liabilities and shareholders’ investment	$52,470	$53,811	$51,385
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 460,236,393, 471,274,073 and 489,651,196 shares issued and outstanding as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	July 30, 2022	July 31, 2021
Operating activities
Net earnings	$1,192	$3,914
Adjustments to reconcile net earnings to cash (required for) provided by operating activities:
Depreciation and amortization	1,329	1,300
Share-based compensation expense	122	138
Deferred income taxes	227	143
Gain on Dermstore sale	—	(335)
Noncash losses / (gains) and other, net	108	7
Changes in operating accounts:
Inventory	(1,418)	(606)
Other assets	(179)	3
Accounts payable	(784)	(311)
Accrued and other liabilities	(644)	(831)
Cash (required for) provided by operating activities	(47)	3,422
Investing activities
Expenditures for property and equipment	(2,523)	(1,338)
Proceeds from disposal of property and equipment	4	15
Proceeds from Dermstore sale	—	356
Other investments	1	(5)
Cash required for investing activities	(2,518)	(972)
Financing activities
Change in commercial paper, net	1,545	—
Reductions of long-term debt	(113)	(72)
Dividends paid	(842)	(676)
Repurchase of stock	(2,821)	(2,850)
Stock option exercises	2	5
Cash required for financing activities	(2,229)	(3,593)
Net decrease in cash and cash equivalents	(4,794)	(1,143)
Cash and cash equivalents at beginning of period	5,911	8,511
Cash and cash equivalents at end of period	$1,117	$7,368
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$107	$182
Leased assets obtained in exchange for new operating lease liabilities	97	386

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959
Net earnings	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(445)	—	(445)
Repurchase of stock	(6.6)	—	—	(1,544)	—	(1,544)
Stock options and awards	0.2	—	61	—	—	61
July 31, 2021	489.7	$41	$6,332	$9,200	$(713)	$14,860
Net earnings	—	—	—	1,488	—	1,488
Other comprehensive income	—	—	—	—	26	26
Dividends declared	—	—	—	(439)	—	(439)
Repurchase of stock	(8.8)	(1)	—	(2,180)	—	(2,181)
Stock options and awards	—	—	49	—	—	49
October 30, 2021	480.9	$40	$6,381	$8,069	$(687)	$13,803
Net earnings	—	—	—	1,544	—	1,544
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(428)	—	(428)
Repurchase of stock	(9.8)	(1)	—	(2,265)	—	(2,266)
Stock options and awards	0.2	—	40	—	—	40
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827

TARGET CORPORATION	Q2 2022 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774
Net earnings	—	—	—	183	—	183
Other comprehensive income	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(502)	—	(502)
Repurchase of stock	(3.6)	(1)	870	(755)	—	114
Stock options and awards	0.1	—	40	—	—	40
July 31, 2022	460.2	$38	$6,502	$4,421	$(369)	$10,592

We declared $1.08 and $0.90 dividends per share for the three months ended July 30, 2022, and July 31, 2021, and $3.38 per share for the fiscal year ended January 29, 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2022 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q2 2022 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

General merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Six Months Ended
(millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Apparel and accessories (a)	$4,617	$4,751	$8,856	$9,020
Beauty and household essentials (b)	7,208	6,726	14,261	13,090
Food and beverage (c)	5,268	4,687	10,773	9,543
Hardlines (d)	3,866	3,867	7,579	7,813
Home furnishings and décor (e)	4,647	4,748	8,918	9,158
Other	47	47	96	81
Sales	25,653	24,826	50,483	48,705

Credit card profit sharing	181	172	366	343
Other	203	162	358	309
Other revenue	384	334	724	652

Total revenue	$26,037	$25,160	$51,207	$49,357
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of July 30, 2022, January 29, 2022, and July 31, 2021, the accrual for estimated returns was $175 million, $165 million, and $176 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 29, 2022	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	July 30, 2022
(millions)
Gift card liability (a)	$1,202	$423	$(660)	$965
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

TARGET CORPORATION	Q2 2022 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Other — Includes advertising, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$189	$4,985	$6,439
Prepaid forward contracts	Other Current Assets	Level 1	26	35	44
Interest rate swaps	Other Current Assets	Level 2	34	17	—
Interest rate swaps	Other Noncurrent Assets	Level 2	290	135	160
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	6	—	—

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	July 30, 2022		January 29, 2022		July 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$11,511	$11,529	$11,568	$12,808	$10,620	$12,594
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $27 million and $50 million for the three and six months ended July 30, 2022, respectively. We recognized impairment charges of $39 million and $81 million for the three and six months ended July 31, 2021, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. For the six months ended July 30, 2022, the maximum amount outstanding was $1.5 billion, and the average daily amount outstanding was $538 million, at a weighted average annual interest rate of 1.1 percent. As of July 30, 2022, $1.5 billion was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statement of Financial Position. No balances were outstanding at any time during 2021.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

TARGET CORPORATION	Q2 2022 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
We were party to interest rate swaps with notional amounts totaling $2.25 billion as of July 30, 2022, and $1.5 billion as of January 29, 2022, and July 31, 2021. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended July 30, 2022, and July 31, 2021.

We were party to forward-starting interest rate swaps with notional amounts totaling $2.15 billion as of July 30, 2022, and January 29, 2022, and $250 million as of July 31, 2021. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances during the next three years. Based on the fair value of these swaps as of July 30, 2022, Accumulated Other Comprehensive Loss (AOCI) included an unrealized gain of $296 million. Any unrealized gain or loss at the time of debt issuance will be reclassified and impact Net Interest Expense as we record interest expense on the associated debt.

Effect of Hedges on Debt (millions)	July 30, 2022	January 29, 2022	July 31, 2021
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,263	$1,572	$1,649
Cumulative hedging adjustments, included in carrying amount	22	77	154

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$49	$22	$(55)	$(29)
Hedged debt	(49)	(22)	55	29
Total	$—	$—	$—	$—

8. Income Taxes

For the three and six months ended July 30, 2022, our effective tax rate was 15.8 percent and 18.7 percent, respectively, compared with 23.4 percent and 21.4 percent for the three and six months ended July 31, 2021, respectively. For the three month period, the decrease reflects lower pretax earnings during the three months ended July 30, 2022, resulting in a larger tax rate benefit from ongoing and discrete tax items, compared with the prior year. For the six month period, the decrease reflects lower pretax earnings during the six months ended July 30, 2022, compared with the prior year, partially offset by the impacts of discrete tax benefits during the six months ended July 31, 2021, including the resolution of certain income tax matters.

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	July 31, 2022 (a)	July 31, 2021	July 31, 2022 (a)	July 31, 2021
Number of shares purchased	12.5	6.6	12.5	12.7
Average price paid per share	$211.58	$233.81	$211.57	$213.06
Total investment	$2,636	$1,535	$2,646	$2,700
(a)    Includes activity related to the ASR arrangement entered in first quarter 2022 because final settlement occurred in second quarter 2022. Under the ASR arrangement, we repurchased 12.5 million shares for a total cash investment of $2.6 billion. We did not enter into any other ASR arrangements during the periods presented.

TARGET CORPORATION	Q2 2022 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Service cost benefits earned	SG&A	$23	$24	$46	$48
Interest cost on projected benefit obligation	Net Other (Income) / Expense	30	24	59	48
Expected return on assets	Net Other (Income) / Expense	(58)	(59)	(117)	(118)
Amortization of losses	Net Other (Income) / Expense	15	28	30	57
Amortization of prior service cost	Net Other (Income) / Expense	10	(1)	10	(1)
Total		$20	$16	$28	$34

11. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 29, 2022	$49	$(19)	$(583)	$(553)
Other comprehensive income (loss) before reclassifications, net of tax	163	(1)	—	162
Amounts reclassified from AOCI, net of tax	—	—	22	22
July 30, 2022	$212	$(20)	$(561)	$(369)

TARGET CORPORATION	Q2 2022 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2022 included the following notable items:

•GAAP diluted earnings per share were $0.39.
•Adjusted diluted earnings per share were $0.39.
•Total revenue increased 3.5 percent, reflecting total sales growth of 3.3 percent and a 14.8 percent increase in other revenue.
•Comparable sales increased 2.6 percent, driven by a 2.7 percent increase in traffic.
◦Comparable stores originated sales grew 1.3 percent.
◦Comparable digitally originated sales increased 9.0 percent.
•Operating income of $321 million was 87.0 percent lower than the comparable prior-year period, driven primarily by a decrease in gross margin, reflecting inventory actions taken as a result of lower-than-expected sales in our discretionary categories (Apparel and Accessories, Hardlines, and Home Furnishings and Décor) and supply chain disruptions, as well as increased freight and merchandise costs. See Business Environment below for additional information.

Sales were $25.7 billion for the three months ended July 30, 2022, an increase of $0.8 billion, or 3.3 percent, from the comparable prior-year period. Cash flow required for operating activities was $47 million for the six months ended July 30, 2022, compared with $3.4 billion cash flow provided by operating activities for the six months ended July 31, 2021. The drivers of the operating cash flow decrease are described on page 20.

Earnings Per Share	Three Months Ended			Six Months Ended
	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
GAAP diluted earnings per share	$0.39	$3.65	(89.2)%	$2.55	$7.82	(67.4)%
Adjustments	—	(0.01)		0.03	(0.48)
Adjusted diluted earnings per share	$0.39	$3.64	(89.2)%	$2.59	$7.34	(64.8)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended July 30, 2022, after-tax ROIC was 18.4 percent, compared with 31.7 percent for the trailing twelve months ended July 31, 2021. The calculation of ROIC is provided on page 19.

Business Environment

During the first two quarters of 2022, we have seen a shift in consumer demand away from discretionary categories (Apparel and Accessories, Hardlines, and Home Furnishings and Décor), resulting in lower-than-expected sales and higher-than-expected inventories in these areas. In response to this shift in demand, we took several actions to address our inventory position and create additional flexibility in a rapidly changing environment, including increasing promotional and clearance markdowns, removing excess inventory, and cancelling purchase orders. These factors, net of pricing actions we have taken to address the impact of merchandise and freight cost inflation, have resulted in decreased profitability in the first half of 2022 compared to the prior-year period. Additionally, in response to continued disruption in our supply chain, we have ordered and are receiving merchandise earlier, and added incremental holding capacity near U.S. ports to add flexibility in the portions of the supply chain most affected by external volatility. We believe that the actions we have taken, including the reduction of orders for Fall merchandise in our discretionary categories, reduce our risks and provide additional flexibility to focus on serving guests in a rapidly changing environment. The Gross Margin Rate analysis on page 16 and the Inventory section on page 20 provide additional information.

TARGET CORPORATION	Q2 2022 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
Sales	$25,653	$24,826	3.3%	$50,483	$48,705	3.7%
Other revenue	384	334	14.8	724	652	10.9
Total revenue	26,037	25,160	3.5	51,207	49,357	3.7
Cost of sales	20,142	17,280	16.6	38,603	33,996	13.6
Selling, general and administrative expenses	5,002	4,849	3.1	9,764	9,358	4.3
Depreciation and amortization (exclusive of depreciation included in cost of sales)	572	564	1.5	1,173	1,162	0.9
Operating income	$321	$2,467	(87.0)%	$1,667	$4,841	(65.6)%

Rate Analysis	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gross margin rate	21.5%	30.4%	23.5%	30.2%
SG&A expense rate	19.2	19.3	19.1	19.0
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.2	2.2	2.3	2.4
Operating income margin rate	1.2	9.8	3.3	9.8
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

Comparable Sales	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Comparable sales change	2.6%	8.9%	3.0%	15.3%
Drivers of change in comparable sales
Number of transactions (traffic)	2.7	12.7	3.3	14.8
Average transaction amount	0.0	(3.4)	(0.3)	0.5

TARGET CORPORATION	Q2 2022 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stores originated comparable sales change	1.3%	8.7%	2.3%	13.0%
Digitally originated comparable sales change	9.0	9.9	6.1	27.3

Sales by Channel	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stores originated	82.1%	83.0%	81.9%	82.3%
Digitally originated	17.9	17.0	18.1	17.7
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stores	96.6%	96.6%	96.6%	96.4%
Other	3.4	3.4	3.4	3.6
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Apparel and accessories	18%	19%	18%	18%
Beauty and household essentials	28	27	28	27
Food and beverage	21	19	21	20
Hardlines	15	16	15	16
Home furnishings and décor	18	19	18	19
Total	100%	100%	100%	100%

Note 3 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. RedCard sales increased for the three and six months ended July 30, 2022, and July 31, 2021; however, RedCard penetration declined as total Sales increased at a faster pace.

RedCard Penetration	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Target Debit Card	11.2%	11.6%	11.4%	11.9%
Target Credit Cards	8.9	8.7	8.8	8.6
Total RedCard Penetration	20.1%	20.3%	20.2%	20.4%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q2 2022 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Gross Margin Rate

Quarter-to-Date

Year-to-Date
For the three months ended July 30, 2022, our gross margin rate was 21.5 percent compared with 30.4 percent in the comparable prior-year period. For the six months ended July 30, 2022, our gross margin rate was 23.5 percent compared with 30.2 percent in the comparable prior-year period. For both the three and six months ended July 30, 2022, the decrease reflected the net impact of

•merchandising pressure, including
◦higher clearance and promotional markdown rates, which were largely the result of inventory impairments and other actions taken in our discretionary categories; and
◦higher merchandise and freight costs and higher inventory shrink, partially offset by the benefit of retail price increases;
•supply chain pressure related to increased compensation and headcount in our distribution centers, costs of managing excess inventory, and higher last-mile shipping cost; and
•unfavorable mix in the relative growth rates of higher and lower margin categories.

Business Environment on page 13 provides additional information.

Selling, General, and Administrative Expense Rate

For the three months ended July 30, 2022, our SG&A expense rate was 19.2 percent compared with 19.3 percent for the comparable prior-year period. For the six months ended July 30, 2022, our SG&A expense rate was 19.1 percent compared with 19.0 percent for the comparable prior-year end. For both the three and six months ended July 30, 2022, the rates reflected lower incentive compensation, and the net impact of cost increases across our business, including investments in hourly team member wages, compared to the comparable prior-year periods.

TARGET CORPORATION	Q2 2022 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Beginning store count	1,933	1,909	1,926	1,897
Opened	5	2	12	14
Closed	(1)	(2)	(1)	(2)
Ending store count	1,937	1,909	1,937	1,909

Number of Stores and Retail Square Feet	Number of Stores			Retail Square Feet (a)
	July 30, 2022	January 29, 2022	July 31, 2021	July 30, 2022	January 29, 2022	July 31, 2021
170,000 or more sq. ft.	273	274	273	48,798	49,071	48,798
50,000 to 169,999 sq. ft.	1,521	1,516	1,510	190,734	190,205	189,624
49,999 or less sq. ft.	143	136	126	4,256	4,008	3,709
Total	1,937	1,926	1,909	243,788	243,284	242,131
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $112 million and $224 million for the three and six months ended July 30, 2022, respectively, compared with $104 million and $212 million in the comparable prior-year periods. The increase in net interest expense was primarily due to higher average debt and commercial paper levels for the three and six months ended July 30, 2022, compared with the prior-year periods.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(8) million and $(23) million for the three and six months ended July 30, 2022, respectively, compared with $(7) million and $(350) million in the comparable prior-year periods. The six months ended July 31, 2021, included the $335 million pretax gain on the February 2021 sale of Dermstore. Note 2 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended July 30, 2022, was 15.8 percent and 18.7 percent, respectively, compared with 23.4 percent and 21.4 percent in the respective comparable prior-year periods. For the three month period, the decrease reflects lower pretax earnings in the current year resulting in a larger tax rate benefit from ongoing and discrete tax items. For the six month period, the decrease reflects lower pretax earnings in the current period, partially offset by the impacts of discrete tax benefits in the prior-year period, including the resolution of certain income tax matters. Our effective tax rate is generally more volatile at lower amounts of pretax income because the impact of discrete, deductible, and nondeductible tax items and credits is greater.

TARGET CORPORATION	Q2 2022 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	July 30, 2022			July 31, 2021
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$0.39			$3.65
Adjustments
Other (a)	$—	$—	$—	$(5)	$(4)	$(0.01)
Adjusted diluted earnings per share			$0.39			$3.64

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended
	July 30, 2022			July 31, 2021
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$2.55			$7.82
Adjustments
Gain on Dermstore sale	$—	$—	$—	$(335)	$(269)	$(0.54)
Other (a)	20	15	0.03	36	27	0.05
Adjusted diluted earnings per share			$2.59			$7.34
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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions)	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
Net earnings	$183	$1,817	(89.9)%	$1,192	$3,914	(69.6)%
+ Provision for income taxes	34	553	(93.8)	274	1,065	(74.3)
+ Net interest expense	112	104	8.0	224	212	5.8
EBIT	$329	$2,474	(86.7)%	$1,690	$5,191	(67.4)%
+ Total depreciation and amortization (a)	650	633	2.8	1,329	1,300	2.3
EBITDA	$979	$3,107	(68.5)%	$3,019	$6,491	(53.5)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2022 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	July 30, 2022	July 31, 2021
Operating income	$5,773	$8,611
+ Net other income / (expense)	54	346
EBIT	5,827	8,957
+ Operating lease interest (a)	88	84
- Income taxes (b)	1,282	1,918
Net operating profit after taxes	$4,633	$7,123

Denominator	July 30, 2022	July 31, 2021	August 1, 2020
Current portion of long-term debt and other borrowings	$1,649	$1,190	$109
+ Noncurrent portion of long-term debt	13,453	11,589	14,188
+ Shareholders' investment	10,592	14,860	12,578
+ Operating lease liabilities (c)	2,823	2,695	2,448
- Cash and cash equivalents	1,117	7,368	7,284
Invested capital	$27,400	$22,966	$22,039
Average invested capital (d)	$25,183	$22,502

After-tax return on invested capital	18.4%	31.7%
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
(b)Calculated using the effective tax rates, which were 21.7 percent and 21.2 percent for the trailing twelve months ended July 30, 2022, and July 31, 2021, respectively. For the trailing twelve months ended July 30, 2022, and July 31, 2021, includes tax effect of $1.3 billion and $1.9 billion related to EBIT, and $19 million and $18 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q2 2022 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $1.1 billion, $5.9 billion, and $7.4 billion as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively. Our cash and cash equivalents balance includes short-term investments of $189 million, $5.0 billion, and $6.4 billion as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows required for operating activities were $47 million for the six months ended July 30, 2022, compared with $3.4 billion of cash flows provided by operating activities for the six months ended July 31, 2021. For the six months ended July 30, 2022, operating cash flows decreased as a result of lower earnings, increased inventory levels and lower accounts payable leverage due to decreased inventory turnover, compared with the six months ended July 31, 2021.

Inventory

Inventory was $15.3 billion as of July 30, 2022, compared with $13.9 billion and $11.3 billion at January 29, 2022, and July 31, 2021, respectively. The increase over the balance as of July 31, 2021, primarily reflects the following:
•our decision to move merchandise receipt timing earlier due to expected supply chain volatility,
•investments in our inventory position in our frequency categories (Food and Beverage and Beauty and Household Essentials),
•lower-than-expected sales in our discretionary categories, partially offset by actions taken during the current year to reduce excess inventory in these categories, and
•increases in unit costs across all of our categories.

The increase was amplified by unintentionally low inventory levels last year resulting from supply chain disruptions, and demand shifts, described within the Business Environment section on page 13.

Investing Cash Flows

Investing cash flows included capital investments of $2.5 billion and $1.3 billion for the six months ended July 30, 2022, and July 31, 2021, respectively. The increase primarily reflects an increase in store remodel activity, investment in supply chain, and the impact of inflation on these projects. For the six months ended July 31, 2021, investing cash flows included $356 million of proceeds from the sale of Dermstore.

Dividends

We paid dividends totaling $417 million ($0.90 per share) and $841 million ($1.80 per share) for the three and six months ended July 30, 2022, respectively, and $336 million ($0.68 per share) and $676 million ($1.36 per share) for the three and six months ended July 31, 2021, respectively, a per share increase of 32.4 percent. We declared dividends totaling $502 million ($1.08 per share) during the second quarter of 2022 and $445 million ($0.90 per share) during the second quarter of 2021, a per share increase of 20.0 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

TARGET CORPORATION	Q2 2022 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Share Repurchase

We returned $2.6 billion to shareholders through share repurchase during the six months ended July 30, 2022. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of July 30, 2022, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facility. Our committed $3.0 billion unsecured revolving credit facility expires in October 2026 and backstops our commercial paper program. No balances were outstanding under our credit facility at any time during 2022 or 2021. As of July 30, 2022, we had $1.5 billion outstanding under our commercial paper program. We did not have any balances outstanding under our commercial paper program as of July 31, 2021. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facility also contains a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of July 30, 2022, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2022 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q2 2022 Form 10-Q	22

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. The table below presents information with respect to Target common stock purchases made during the three months ended July 30, 2022, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
May 1, 2022 through May 28, 2022
Open market and privately negotiated purchases	—	$—	—	$12,316,056,660
May 29, 2022 through July 2, 2022
Open market and privately negotiated purchases	—	—	—	12,316,056,660
March 2022 ASR (a)	3,569,904	211.58	3,569,904	9,680,505,231
July 3, 2022 through July 30, 2022
Open market and privately negotiated purchases	—	—	—	9,680,505,231
Total	3,569,904	$211.58	3,569,904	$9,680,505,231
(a)Represents the incremental shares received upon final settlement of the accelerated share repurchase (ASR) agreement initiated in first quarter 2022. $211.58 represents the average price paid per share for the 12.5 million total shares repurchased under the ASR, which consists of the 8.9 million shares initially delivered in first quarter 2022 and the 3.6 million shares received upon final settlement in second quarter 2022. Note 9 to the Financial Statements provides additional information.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2022 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(10)E	Target Corporation SPP I (2022 Plan Statement) (as amended and restated effective May 1, 2022)

(10)F	Target Corporation SPP II (2022 Plan Statement) (as amended and restated effective May 1, 2022)

(10)J	Target Corporation Officer EDCP (2022 Plan Statement) (as amended and restated effective May 1, 2022)

(10)KK	Transition Agreement dated May 4, 2022

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q2 2022 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 26, 2022	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q2 2022 Form 10-Q	25