Form 10-Q
period 2022-10-29
TARGET CORP
filed 2022-11-23
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at November 18, 2022, were 460,310,088.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales	$26,122	$25,290	$76,605	$73,995
Other revenue	396	362	1,120	1,014
Total revenue	26,518	25,652	77,725	75,009
Cost of sales	19,680	18,206	58,283	52,202
Selling, general and administrative expenses	5,219	4,859	14,983	14,217
Depreciation and amortization (exclusive of depreciation included in cost of sales)	597	577	1,770	1,739
Operating income	1,022	2,010	2,689	6,851
Net interest expense	125	105	349	317
Net other (income) / expense	(12)	(6)	(35)	(356)
Earnings before income taxes	909	1,911	2,375	6,890
Provision for income taxes	197	423	471	1,488
Net earnings	$712	$1,488	$1,904	$5,402
Basic earnings per share	$1.55	$3.07	$4.11	$10.97
Diluted earnings per share	$1.54	$3.04	$4.09	$10.87
Weighted average common shares outstanding
Basic	460.3	484.8	462.6	492.2
Diluted	462.5	489.4	465.3	496.8
Antidilutive shares	1.3	—	1.1	—

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2022 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net earnings	$712	$1,488	$1,904	$5,402
Other comprehensive income, net of tax
Pension benefit liabilities	11	21	33	63
Cash flow hedges and currency translation adjustment	150	5	312	6
Other comprehensive income	161	26	345	69
Comprehensive income	$873	$1,514	$2,249	$5,471

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2022 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Cash and cash equivalents	$954	$5,911	$5,753
Inventory	17,117	13,902	14,958
Other current assets	2,322	1,760	1,865
Total current assets	20,393	21,573	22,576
Property and equipment
Land	6,214	6,164	6,146
Buildings and improvements	34,279	32,985	32,478
Fixtures and equipment	7,184	6,407	6,144
Computer hardware and software	2,899	2,505	2,447
Construction-in-progress	2,358	1,257	1,302
Accumulated depreciation	(22,013)	(21,137)	(20,602)
Property and equipment, net	30,921	28,181	27,915
Operating lease assets	2,596	2,556	2,539
Other noncurrent assets	1,705	1,501	1,381
Total assets	$55,615	$53,811	$54,411
Liabilities and shareholders’ investment
Accounts payable	$15,438	$15,478	$16,250
Accrued and other current liabilities	6,138	6,098	5,925
Current portion of long-term debt and other borrowings	2,207	171	1,176
Total current liabilities	23,783	21,747	23,351
Long-term debt and other borrowings	14,237	13,549	11,586
Noncurrent operating lease liabilities	2,590	2,493	2,494
Deferred income taxes	2,240	1,566	1,246
Other noncurrent liabilities	1,746	1,629	1,931
Total noncurrent liabilities	20,813	19,237	17,257
Shareholders’ investment
Common stock	38	39	40
Additional paid-in capital	6,558	6,421	6,381
Retained earnings	4,631	6,920	8,069
Accumulated other comprehensive loss	(208)	(553)	(687)
Total shareholders’ investment	11,019	12,827	13,803
Total liabilities and shareholders’ investment	$55,615	$53,811	$54,411
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 460,297,654, 471,274,073 and 480,905,493 shares issued and outstanding as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2022 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 29, 2022	October 30, 2021
Operating activities
Net earnings	$1,904	$5,402
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,004	1,952
Share-based compensation expense	177	187
Deferred income taxes	548	233
Gain on Dermstore sale	—	(335)
Noncash losses / (gains) and other, net	141	18
Changes in operating accounts:
Inventory	(3,215)	(4,305)
Other assets	(205)	(117)
Accounts payable	(224)	3,284
Accrued and other liabilities	(578)	(722)
Cash provided by operating activities	552	5,597
Investing activities
Expenditures for property and equipment	(4,323)	(2,483)
Proceeds from disposal of property and equipment	4	23
Proceeds from Dermstore sale	—	356
Other investments	16	14
Cash required for investing activities	(4,303)	(2,090)
Financing activities
Change in commercial paper, net	2,104	—
Additions to long-term debt	991	—
Reductions of long-term debt	(139)	(112)
Dividends paid	(1,339)	(1,116)
Repurchase of stock	(2,825)	(5,042)
Stock option exercises	2	5
Cash required for financing activities	(1,206)	(6,265)
Net decrease in cash and cash equivalents	(4,957)	(2,758)
Cash and cash equivalents at beginning of period	5,911	8,511
Cash and cash equivalents at end of period	$954	$5,753
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$116	$234
Leased assets obtained in exchange for new operating lease liabilities	203	482

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2022 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	2,097	—	2,097
Other comprehensive income	—	—	—	—	31	31
Dividends declared	—	—	—	(343)	—	(343)
Repurchase of stock	(6.1)	(1)	—	(1,207)	—	(1,208)
Stock options and awards	1.3	—	(58)	—	—	(58)
May 1, 2021	496.1	$41	$6,271	$9,372	$(725)	$14,959
Net earnings	—	—	—	1,817	—	1,817
Other comprehensive income	—	—	—	—	12	12
Dividends declared	—	—	—	(445)	—	(445)
Repurchase of stock	(6.6)	—	—	(1,544)	—	(1,544)
Stock options and awards	0.2	—	61	—	—	61
July 31, 2021	489.7	$41	$6,332	$9,200	$(713)	$14,860
Net earnings	—	—	—	1,488	—	1,488
Other comprehensive income	—	—	—	—	26	26
Dividends declared	—	—	—	(439)	—	(439)
Repurchase of stock	(8.8)	(1)	—	(2,180)	—	(2,181)
Stock options and awards	—	—	49	—	—	49
October 30, 2021	480.9	$40	$6,381	$8,069	$(687)	$13,803
Net earnings	—	—	—	1,544	—	1,544
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(428)	—	(428)
Repurchase of stock	(9.8)	(1)	—	(2,265)	—	(2,266)
Stock options and awards	0.2	—	40	—	—	40
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827

TARGET CORPORATION	Q3 2022 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774
Net earnings	—	—	—	183	—	183
Other comprehensive income	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(502)	—	(502)
Repurchase of stock	(3.6)	(1)	870	(755)	—	114
Stock options and awards	0.1	—	40	—	—	40
July 31, 2022	460.2	$38	$6,502	$4,421	$(369)	$10,592
Net earnings	—	—	—	712	—	712
Other comprehensive income	—	—	—	—	161	161
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	0.1	—	56	—	—	56
October 29, 2022	460.3	$38	$6,558	$4,631	$(208)	$11,019

We declared $1.08 and $0.90 dividends per share for the three months ended October 29, 2022, and October 30, 2021, and $3.38 per share for the fiscal year ended January 29, 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2022 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2022 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q3 2022 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
3. Revenues

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues	Three Months Ended		Nine Months Ended
(millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Apparel and accessories (a)	$4,367	$4,364	$13,223	$13,384
Beauty and household essentials (b)	7,465	6,980	21,726	20,070
Food and beverage (c)	5,748	5,074	16,521	14,617
Hardlines (d)	3,665	3,841	11,244	11,654
Home furnishings and décor (e)	4,832	4,989	13,750	14,147
Other	45	42	141	123
Sales	26,122	25,290	76,605	73,995

Credit card profit sharing	184	184	550	527
Other	212	178	570	487
Other revenue	396	362	1,120	1,014

Total revenue	$26,518	$25,652	$77,725	$75,009
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of October 29, 2022, January 29, 2022, and October 30, 2021, the accrual for estimated returns was $209 million, $165 million, and $210 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 29, 2022	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	October 29, 2022
(millions)
Gift card liability (a)	$1,202	$533	$(772)	$963
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

TARGET CORPORATION	Q3 2022 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Other — Includes advertising, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$—	$4,985	$4,818
Prepaid forward contracts	Other Current Assets	Level 1	27	35	44
Interest rate swaps	Other Current Assets	Level 2	53	17	12
Interest rate swaps	Other Noncurrent Assets	Level 2	341	135	116
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	147	—	—

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	October 29, 2022		January 29, 2022		October 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$12,505	$11,291	$11,568	$12,808	$10,605	$12,300
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

5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $5 million and $55 million for the three and nine months ended October 29, 2022, respectively. We recognized impairment charges of $3 million and $84 million for the three and nine months ended October 30, 2021, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

In September 2022, we issued unsecured fixed rate debt of $1.0 billion at 4.5 percent that matures in September 2032. In connection with this issuance, we terminated certain of our forward-starting interest rate swaps. Note 7 provides additional information.

We obtain short-term financing from time to time under our commercial paper program. For the nine months ended October 29, 2022, the maximum amount outstanding was $2.1 billion, and the average daily amount outstanding was $713 million, at a weighted average annual interest rate of 1.91 percent. As of October 29, 2022, $2.1 billion was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statement of Financial Position. No balances were outstanding at any time during 2021.

TARGET CORPORATION	Q3 2022 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
In October 2022, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2023. We also extended our existing committed $3.0 billion unsecured revolving credit facility, which now expires in October 2027. No balances were outstanding under either credit facility at any time during 2021 or 2022.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of October 29, 2022, and $1.50 billion as of January 29, 2022, and October 30, 2021. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and nine months ended October 29, 2022, and October 30, 2021.

We were party to forward-starting interest rate swaps with notional amounts totaling $1.45 billion as of October 29, 2022, $2.15 billion as of January 29, 2022, and $1.25 billion as of October 30, 2021. We use these derivative financial instruments, which have been designated as cash flow hedges, to hedge the interest rate exposure of anticipated future debt issuances during the next two years. In September 2022, we terminated forward-starting interest rate swap agreements that hedged $700 million of the $1.0 billion debt issuance described in Note 6. The resulting gain of $109 million was recorded in Accumulated Other Comprehensive Loss (AOCI) and will be recognized as a reduction to Net Interest Expense over the term of the debt. Based on the fair value of our remaining forward-starting interest rate swaps as of October 29, 2022, AOCI included an unrealized gain of $394 million. Any unrealized gain or loss at the time of debt issuance will be reclassified and impact Net Interest Expense as we record interest expense on the associated debt.

Effect of Hedges on Debt (millions)	October 29, 2022	January 29, 2022	October 30, 2021
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,294	$1,572	$1,609
Cumulative hedging adjustments, included in carrying amount	(146)	77	114

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(168)	$(40)	$(223)	$(69)
Hedged debt	168	40	223	69
Total	$—	$—	$—	$—

TARGET CORPORATION	Q3 2022 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions. We did not repurchase any of our shares during the three months ended October 29, 2022.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Number of shares purchased	—	8.8	12.5	21.5
Average price paid per share	$—	$246.80	$211.57	$226.93
Total investment	$—	$2,184	$2,646	$4,884

During the first quarter of 2022, we entered into an ASR arrangement to repurchase up to $2.75 billion of our common stock. Under the ASR arrangement, we repurchased 12.5 million shares for a total cash investment of $2.6 billion. We did not enter into any other ASR arrangements during the periods presented.

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Service cost benefits earned	SG&A	$22	$25	$68	$73
Interest cost on projected benefit obligation	Net Other (Income) / Expense	29	24	88	72
Expected return on assets	Net Other (Income) / Expense	(59)	(60)	(176)	(178)
Amortization of losses	Net Other (Income) / Expense	16	28	46	85
Amortization of prior service cost	Net Other (Income) / Expense	—	2	10	1
Total		$8	$19	$36	$53

10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 29, 2022	$49	$(19)	$(583)	$(553)
Other comprehensive income (loss) before reclassifications, net of tax	316	(3)	—	313
Amounts reclassified from AOCI, net of tax	(1)	—	33	32
October 29, 2022	$364	$(22)	$(550)	$(208)

TARGET CORPORATION	Q3 2022 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2022 included the following notable items:

•GAAP diluted earnings per share were $1.54.
•Adjusted diluted earnings per share were $1.54.
•Total revenue increased 3.4 percent, reflecting total sales growth of 3.3 percent and a 9.5 percent increase in other revenue.
•Comparable sales increased 2.7 percent, driven by a 1.4 percent increase in traffic and a 1.3 percent increase in average transaction amount.
◦Comparable stores originated sales grew 3.2 percent.
◦Comparable digitally originated sales increased 0.3 percent.
•Operating income of $1.0 billion was 49.2 percent lower than the comparable prior-year period, driven primarily by a decrease in gross margin, reflecting higher clearance and promotional markdown rates, inventory shrink, and higher freight and merchandise costs, partially offset by the benefit of retail price increases. See Business Environment and Gross Margin Rate sections below for additional information.

Sales were $26.1 billion for the three months ended October 29, 2022, an increase of $832 million, or 3.3 percent, from the comparable prior-year period. Cash flow provided by operating activities was $552 million for the nine months ended October 29, 2022, compared with $5.6 billion for the nine months ended October 30, 2021. The drivers of the operating cash flow decrease are described on page 21.

Earnings Per Share	Three Months Ended			Nine Months Ended
	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
GAAP diluted earnings per share	$1.54	$3.04	(49.3)%	$4.09	$10.87	(62.4)%
Adjustments	—	(0.01)		0.03	(0.50)
Adjusted diluted earnings per share	$1.54	$3.03	(49.1)%	$4.12	$10.37	(60.2)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended October 29, 2022, after-tax ROIC was 14.6 percent, compared with 31.3 percent for the trailing twelve months ended October 30, 2021. The calculation of ROIC is provided on page 20.

Business Environment

During the third quarter of 2022, we have continued to see soft trends in Discretionary categories (Apparel and Accessories, Hardlines, and Home Furnishings and Décor), which accelerated in October. We believe this is consistent with the broader industry trends. Our overall comparable sales increase reflects growth in our Frequency categories (Beauty and Household Essentials and Food and Beverage), partially offset by sales decreases in our Discretionary categories. Our comparable sales performance also reflects the impact of retail price increases. Within the quarter, comparable sales grew 2.8 percent in August, 4.0 percent in September, and 0.9 percent in October. Notably, within October, we saw a significant change in the pace of sales, with an increase in comparable sales during the first week, followed by a decrease over the last three weeks of the month, driven by steeper declines in our Discretionary categories.

TARGET CORPORATION	Q3 2022 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Throughout the COVID-19 pandemic, the retail industry has experienced continued disruption and volatility in the global supply chain. In response, we have ordered import merchandise (which typically has longer lead times) earlier, and added incremental holding capacity near U.S. ports to add flexibility in the portions of the supply chain most affected by external volatility. During the third quarter of 2022, port congestion, shipping container availability, and other supply chain pressures have improved. This has resulted in inventory arriving earlier than anticipated, which has resulted in increased costs of managing elevated inventory levels. These factors, net of pricing actions we have taken to address the impact of higher merchandise and freight costs, have resulted in decreased profitability in the three and nine months ended October 29, 2022, compared to the prior-year periods. We believe that the actions we have taken reduce our risks and provide additional flexibility to focus on serving guests in a rapidly changing environment. The Gross Margin Rate analysis on page 17 and the Inventory section on page 21 provide additional information.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
Sales	$26,122	$25,290	3.3%	$76,605	$73,995	3.5%
Other revenue	396	362	9.5	1,120	1,014	10.4
Total revenue	26,518	25,652	3.4	77,725	75,009	3.6
Cost of sales	19,680	18,206	8.1	58,283	52,202	11.6
Selling, general and administrative expenses	5,219	4,859	7.4	14,983	14,217	5.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	597	577	3.6	1,770	1,739	1.8
Operating income	$1,022	$2,010	(49.2)%	$2,689	$6,851	(60.8)%

Rate Analysis	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gross margin rate	24.7%	28.0%	23.9%	29.5%
SG&A expense rate	19.7	18.9	19.3	19.0
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.3	2.2	2.3	2.3
Operating income margin rate	3.9	7.8	3.5	9.1
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

TARGET CORPORATION	Q3 2022 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
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

Comparable Sales	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Comparable sales change	2.7%	12.7%	2.9%	14.4%
Drivers of change in comparable sales
Number of transactions (traffic)	1.4	12.9	2.6	14.0
Average transaction amount	1.3	(0.2)	0.2	0.3

Comparable Sales by Channel	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stores originated comparable sales change	3.2%	9.7%	2.6%	11.9%
Digitally originated comparable sales change	0.3	28.9	4.1	27.8

Sales by Channel	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stores originated	82.9%	82.4%	82.3%	82.3%
Digitally originated	17.1	17.6	17.7	17.7
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stores	96.8%	96.7%	96.7%	96.5%
Other	3.2	3.3	3.3	3.5
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Apparel and accessories	17%	17%	17%	18%
Beauty and household essentials	29	28	28	27
Food and beverage	22	20	22	20
Hardlines	14	15	15	16
Home furnishings and décor	18	20	18	19
Total	100%	100%	100%	100%

Note 3 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q3 2022 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target.

RedCard Penetration	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Target Debit Card	10.8%	11.7%	11.2%	11.8%
Target Credit Cards	8.8	8.9	8.8	8.7
Total RedCard Penetration	19.6%	20.7%	20.0%	20.5%
Note: Amounts may not foot due to rounding.

TARGET CORPORATION	Q3 2022 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Gross Margin Rate

For the three months ended October 29, 2022, our gross margin rate was 24.7 percent compared with 28.0 percent in the comparable prior-year period. The decrease reflected the net impact of

•merchandising pressure, including
◦higher clearance and promotional markdown rates, which were primarily in our Discretionary categories;
◦higher merchandise and freight costs, partially offset by the benefit of retail price increases;
◦higher inventory shrink;
•supply chain pressure related to increased compensation and headcount in our distribution centers and costs of managing elevated inventory levels, including the impact of early receipts; and
•favorable mix in the relative growth rates of higher and lower margin categories.

For the nine months ended October 29, 2022, our gross margin rate was 23.9 percent compared with 29.5 percent in the comparable prior-year period. The decrease reflected the net impact of

•merchandising pressure, including
◦higher clearance and promotional markdown rates, which were primarily the result of inventory impairments and other actions taken in our Discretionary categories;
◦higher merchandise and freight costs, partially offset by the benefit of retail price increases;
◦higher inventory shrink; and
•supply chain pressure related to increased compensation and headcount in our distribution centers and costs of managing elevated inventory levels, including the impact of early receipts.

Business Environment on page 13 provides additional information.

TARGET CORPORATION	Q3 2022 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Selling, General, and Administrative Expense Rate

For the three months ended October 29, 2022, our SG&A expense rate was 19.7 percent compared with 18.9 percent for the comparable prior-year period. For the nine months ended October 29, 2022, our SG&A expense rate was 19.3 percent compared with 19.0 percent for the comparable prior-year period. For both the three and nine months ended October 29, 2022, the rates reflected the net impact of cost increases across our business, including investments in hourly team member wages, partially offset by lower incentive compensation expense, compared to the comparable prior-year periods.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Beginning store count	1,937	1,909	1,926	1,897
Opened	4	15	16	29
Closed	—	—	(1)	(2)
Ending store count	1,941	1,924	1,941	1,924

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	October 29, 2022	January 29, 2022	October 30, 2021	October 29, 2022	January 29, 2022	October 30, 2021
170,000 or more sq. ft.	274	274	274	48,985	49,071	49,071
50,000 to 169,999 sq. ft.	1,522	1,516	1,515	190,739	190,205	190,116
49,999 or less sq. ft.	145	136	135	4,305	4,008	3,952
Total	1,941	1,926	1,924	244,029	243,284	243,139
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $125 million and $349 million for the three and nine months ended October 29, 2022, respectively, compared with $105 million and $317 million in the comparable prior-year periods. The increase in net interest expense was primarily due to higher average debt and commercial paper levels for the three and nine months ended October 29, 2022, compared with the prior-year periods.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(12) million and $(35) million for the three and nine months ended October 29, 2022, respectively, compared with $(6) million and $(356) million in the comparable prior-year periods. The nine months ended October 30, 2021, included the $335 million pretax gain on the February 2021 sale of Dermstore. Note 2 to the Financial Statements provides additional information.

Provision for Income Taxes

Our effective income tax rate for the three and nine months ended October 29, 2022, was 21.6 percent and 19.8 percent, respectively, compared with 22.1 percent and 21.6 percent in the respective comparable prior-year periods. For the three and nine month periods, the decrease reflects lower pretax earnings resulting in a larger tax rate benefit from ongoing and discrete tax items in the current year, partially offset by the impacts of discrete tax benefits in the prior-year. Our effective tax rate is generally more volatile at lower amounts of pretax income because the impact of discrete, deductible, and nondeductible tax items and credits is greater.

TARGET CORPORATION	Q3 2022 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	October 29, 2022			October 30, 2021
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$1.54			$3.04
Adjustments
Other (a)	$—	$—	$—	$(9)	$(7)	$(0.01)
Adjusted diluted earnings per share			$1.54			$3.03

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	October 29, 2022			October 30, 2021
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$4.09			$10.87
Adjustments
Gain on Dermstore sale	$—	$—	$—	$(335)	$(269)	$(0.54)
Other (a)	20	15	0.03	27	20	0.04
Adjusted diluted earnings per share			$4.12			$10.37
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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions)	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
Net earnings	$712	$1,488	(52.1)%	$1,904	$5,402	(64.7)%
+ Provision for income taxes	197	423	(53.6)	471	1,488	(68.4)
+ Net interest expense	125	105	17.5	349	317	9.8
EBIT	$1,034	$2,016	(48.7)%	$2,724	$7,207	(62.2)%
+ Total depreciation and amortization (a)	674	652	3.5	2,004	1,952	2.7
EBITDA	$1,708	$2,668	(36.0)%	$4,728	$9,159	(48.4)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2022 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	October 29, 2022	October 30, 2021
Operating income	$4,784	$8,687
+ Net other income / (expense)	61	358
EBIT	4,845	9,045
+ Operating lease interest (a)	89	85
- Income taxes (b)	1,059	1,947
Net operating profit after taxes	$3,875	$7,183

Denominator	October 29, 2022	October 30, 2021	October 31, 2020
Current portion of long-term debt and other borrowings	$2,207	$1,176	$131
+ Noncurrent portion of long-term debt	14,237	11,586	12,490
+ Shareholders' investment	11,019	13,803	13,319
+ Operating lease liabilities (c)	2,879	2,737	2,400
- Cash and cash equivalents	954	5,753	5,996
Invested capital	$29,388	$23,549	$22,344
Average invested capital (d)	$26,469	$22,947

After-tax return on invested capital	14.6%	31.3%
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
(b)Calculated using the effective tax rates, which were 21.5 percent and 21.3 percent for the trailing twelve months ended October 29, 2022, and October 30, 2021, respectively. For the trailing twelve months ended October 29, 2022, and October 30, 2021, includes tax effect of $1.0 billion and $1.9 billion related to EBIT, and $19 million and $18 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q3 2022 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $954 million, $5.9 billion, and $5.8 billion as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively. Our cash and cash equivalents balance includes short-term investments of $5.0 billion and $4.8 billion as of January 29, 2022 and October 30, 2021, respectively. We had no short-term investments as of October 29, 2022. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $552 million for the nine months ended October 29, 2022, compared with $5.6 billion of cash flows provided by operating activities for the nine months ended October 30, 2021. For the nine months ended October 29, 2022, operating cash flows decreased as a result of lower earnings, increased inventory levels, and lower accounts payable leverage, compared with the nine months ended October 30, 2021.

Inventory

Inventory was $17.1 billion as of October 29, 2022, compared with $13.9 billion and $15.0 billion at January 29, 2022, and October 30, 2021, respectively. The increase over the balance as of October 30, 2021, primarily reflects the following:
•our decision to move import merchandise receipt timing earlier due to expected supply chain volatility, coupled with recent decreases in shipping times, resulting in earlier-than-expected inventory receipts,
•investments in our inventory position in our frequency categories (Food and Beverage and Beauty and Household Essentials),
•lower-than-expected sales in our discretionary categories, partially offset by actions taken during the current year to reduce excess inventory in these categories, and
•increases in unit costs across all of our categories.

The increase was amplified by unintentionally low inventory levels last year resulting from supply chain disruptions and high sell-through rates. The Business Environment section on page 13 provides additional information.

Investing Cash Flows

Investing cash flows included capital investments of $4.3 billion and $2.5 billion for the nine months ended October 29, 2022, and October 30, 2021, respectively. The increase primarily reflects an increase in store remodel activity, investment in supply chain, and the impact of inflation on these projects. For the nine months ended October 30, 2021, investing cash flows included $356 million of proceeds from the sale of Dermstore.

TARGET CORPORATION	Q3 2022 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Dividends

We paid dividends totaling $497 million ($1.08 per share) and $1.3 billion ($2.88 per share) for the three and nine months ended October 29, 2022, respectively, and $440 million ($0.90 per share) and $1.1 billion ($2.26 per share) for the three and nine months ended October 30, 2021, respectively, a per share increase of 20.0 percent for the three month period and 27.4 percent for the nine month period. We declared dividends totaling $502 million ($1.08 per share) during the third quarter of 2022 and $439 million ($0.90 per share) during the third quarter of 2021, a per share increase of 20.0 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $2.6 billion to shareholders through share repurchase during the nine months ended October 29, 2022. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 29, 2022, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facility. In October 2022, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2023. We also extended our existing committed $3.0 billion unsecured revolving credit facility, which now expires in October 2027. Both credit facilities backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2021 or 2022. As of October 29, 2022, we had $2.1 billion outstanding under our commercial paper program. We did not have any balances outstanding under our commercial paper program as of October 30, 2021. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of October 29, 2022, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

TARGET CORPORATION	Q3 2022 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

TARGET CORPORATION	Q3 2022 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of October 29, 2022, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended October 29, 2022 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2022 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

(3)A	Amended and Restated Articles of Incorporation (as amended through June 9, 2010) (1)

(3)B	Bylaws (as amended through March 27, 2020) (2)

(10)BB ‡	Aircraft Time Sharing Agreement as of October 4, 2022 among Target Corporation and Brian C. Cornell

(10)EE ‡	Amendment No. 1 to Five-Year Credit Agreement dated as of October 25, 2022 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein

(10)FF ‡
364-Day Credit Agreement dated as of October 25, 2022 among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent

(10)JJ +	Third Amendment dated November 1, 2022 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.

(31)A	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)B	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)A	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)B	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The
Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
‡ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits to the Securities and Exchange Commission upon its request.

(1)         Incorporated by reference to Exhibit (3)A to the Registrant’s Form 8-K Report filed June 10, 2010.

(2)         Incorporated by reference to Exhibit (3)B to the Registrant’s Form 8-K Report filed April 2, 2020.

TARGET CORPORATION	Q3 2022 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 23, 2022	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q3 2022 Form 10-Q	26