Form 10-K
period 2023-01-28
TARGET CORP
filed 2023-03-08
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
Registrant’s telephone number, including area code: (612) 304-6073

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2022, was $75,322,105,637 based on the closing price of $163.38 per share of common stock as reported on the New York Stock Exchange.
Total shares of common stock, par value $0.0833, outstanding as of March 2, 2023, were 460,363,991.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2023, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2022 Form 10-K	1

BUSINESS	Table of Contents

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

Strategy

Our team, technology, and operations enable us to serve guests, fulfill our purpose, and drive business results through a durable, growth-focused enterprise strategy that differentiates Target in the marketplace. The six pillars of our strategy are:

•Differentiating from our competition with our assortment of unique owned brands and curated leading national brands;
•Investing to create an engaging, convenient, safe, and differentiated shopping experience for our guests;
•Leveraging our stores as fulfillment hubs to efficiently meet our guests' needs, whether they purchase online or in-store;
•Engaging with our guests through programs like Target Circle and RedCard to maintain and enhance our relevancy;
•Delivering affordability to our guests; and
•Leveraging our size and scale to benefit people, the planet, and our business, primarily through Target Forward, our enterprise sustainability strategy.

Our recent growth in sales demonstrates the strength and relevance of Target’s strategy. Our strategy places stores at the center of our flexible fulfillment approach, with stores fulfilling more than 96 percent of total sales, which provides convenience for our guests at a reduced fulfillment cost.

Sales
(in Billions)
$92.4
$16.6
$75.8
$104.6
$19.7
$84.9
$107.6
$20.0
$87.6
2020
2021
2022
Stores Originated
Digitally Originated

TARGET CORPORATION	2022 Form 10-K	2

BUSINESS	Table of Contents

Sales by Fulfillment Channel

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Seasonality

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Merchandise

The majority of our stores offer a wide assortment of general merchandise and food. Nearly all of our stores larger than 170,000 square feet offer a variety of general merchandise and a full line of food items comparable to traditional supermarkets. Our digital channels include a wide merchandise and food assortment, including many items found in our stores, along with a complementary assortment sold by Target and third parties. We manage our business across the five core merchandise categories shown below. Within categories, gross margins vary depending on the type of merchandise.

Sales by Merchandise Category

TARGET CORPORATION	2022 Form 10-K	3

BUSINESS	Table of Contents

A significant portion of our sales is from national brand merchandise. Approximately one-third of our sales come from our owned and exclusive brands, including, but not limited to, the brands listed below.

Owned Brands
A New Day™	Goodfellow & Co™	Room Essentials™
All in Motion™	Hearth & Hand™ with Magnolia	Shade & Shore™
Art Class™	Heyday™	Smartly™
Auden™	Hyde & EEK! Boutique™	Smith & Hawken™
Ava & Viv™	JoyLab™	Sonia Kashuk™
Boots & Barkley™	Kindfull™	Spritz™
Brightroom™	Knox Rose™	Stars Above™
Bullseye's Playground™	Kona Sol™	Sun Squad™
Casaluna™	Made By Design™	Threshold™
Cat & Jack™	Market Pantry™	Universal Thread™
Cloud Island™	Mondo Llama™	up & up™
Colsie™	More Than Magic™	Wild Fable™
Embark™	Opalhouse™	Wondershop™
Everspring™	Open Story™	Xhilaration™
Favorite Day™	Original Use™
Future Collective™	Pillowfort™
Good & Gather™	Project 62™

Exclusive Adult Beverage Brands
California Roots™	Jingle & Mingle™	SunPop™
Casa Cantina™	Photograph™	The Collection™
Headliner™	Rosé Bae™	Wine Cube™

We also sell merchandise through periodic exclusive design and creative partnerships, and shop-in-shop experiences, with partners such as Apple, Disney, Levi's, and Ulta Beauty, and generate revenue from in-store amenities such as Starbucks, Target Café, and Target Optical. CVS Pharmacy, Inc. (CVS) operates pharmacies and clinics in our stores under a perpetual operating agreement from which we generate annual occupancy income.

Customer Loyalty Programs

Our guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, RedCard Reloadable Account, Target Credit Card, or Target MasterCard® (collectively, RedCards™). We also seek to drive customer loyalty and trip frequency through our Target Circle program, where members earn 1 percent rewards on nearly all non-RedCard purchases, among other benefits.

Distribution

The vast majority of merchandise is distributed to our stores through our network of distribution centers. Common carriers ship merchandise to and from our distribution centers. Vendors or third-party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests through guest pick-up at our stores, via common carriers (from stores, distribution centers, vendors, and third-party distributors), and delivery via our wholly owned subsidiary, Shipt, Inc. (Shipt). Our stores fulfill the majority of the digitally originated sales, which allows improved product availability, faster fulfillment times, reduced shipping costs, and allows us to offer guests a suite of same-day fulfillment options such as Order Pickup, Drive Up, and Shipt.

TARGET CORPORATION	2022 Form 10-K	4

BUSINESS	Table of Contents

Human Capital Management

In support of our purpose—to help all families discover the joy of everyday life—we invest in our team, our most important asset, by giving them opportunities to grow professionally, take care of themselves, each other, and their families, and to make a difference for our guests and our communities. We are among the largest private employers in the United States (U.S.), and our workforce has varying goals and expectations of their employment relationship, from team members looking to build a career to students, retirees, and others who are seeking to supplement their income in an enjoyable atmosphere. We seek to be an employer of choice to attract and retain top talent no matter their objectives in seeking employment. To that end, we strive to foster an engaged, diverse, inclusive, safe, purpose-driven culture where employees, referred to as "team members," have equitable opportunities for success.

As of January 28, 2023, we employed approximately 440,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

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

Diversity, Equity, and Inclusion (DE&I)

We embrace diversity and strive to give our team members equitable access to opportunities. We champion workplace diversity and an inclusive work environment with a focus on attracting, engaging, developing, and advancing team members equitably in order to reflect the guests and communities we serve. We monitor the representation of women and racially or ethnically diverse team members at different levels throughout the company and disclose the composition of our team in our annual Workforce Diversity Report and EEO-1 report. We set company-wide DE&I goals to drive progress in these areas. Developing environments where all team members feel seen, heard, and welcome to belong is part of Target's core value of inclusivity and is fundamental to creating an inclusive guest experience.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably, regardless of gender, race, or ethnicity, and we regularly review the pay data of U.S. team members to confirm that we are doing so. Our compensation packages include a starting wage range of $15 to $24 per hour for U.S. hourly team members in our stores and supply chain facilities (who comprise the vast majority of our team), a 401(k) plan with dollar-for-dollar matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, debt-free education assistance and tuition reimbursement, free mental health services, an annual short-term incentive program, long-term equity awards, and health insurance benefits, including free virtual health care visits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

TARGET CORPORATION	2022 Form 10-K	5

BUSINESS	Table of Contents

Workplace Health and Safety

We strive to maintain a safe and secure work environment and have specific safety programs. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members.

Throughout the COVID-19 pandemic, we continued to invest in the well-being, health, and safety of our team members with a variety of mental, emotional, and physical wellness resources. We also enacted dozens of safety, social distancing, and cleaning measures designed to protect our team and guests during the COVID-19 pandemic.

Working Capital

Effective inventory management is key to our ongoing success, and we use various techniques including demand forecasting and planning and various forms of replenishment management. We achieve effective inventory management by staying in-stock in core product offerings, maintaining positive vendor relationships, and carefully planning inventory levels for seasonal and apparel items to minimize markdowns. During 2022, rapid changes in consumer preferences and supply chain volatility resulted in increased working capital needs.

The Business Environment and Liquidity and Capital Resources sections in MD&A provide additional details.

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

Available Information

Our internet website is corporate.target.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on the Investors section of our website (corporate.target.com/investors) as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our corporate website (corporate.target.com). Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, and others interested in us to review the information we post on these channels. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

TARGET CORPORATION	2022 Form 10-K	6

BUSINESS & RISK FACTORS	Table of Contents

Information About Our Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Recent Business Experience	Age

Katie M. Boylan	Executive Vice President and Chief Communications Officer since February 2021. Senior Vice President and Chief Communications Officer from January 2019 to February 2021. Senior Vice President, Communications from June 2017 to January 2019.	46
Brian C. Cornell	Chair of the Board and Chief Executive Officer since August 2014.	64
Michael J. Fiddelke	Executive Vice President and Chief Financial Officer since November 2019. Senior Vice President, Operations from August 2018 to October 2019. Senior Vice President, Merchandising Capabilities from March 2017 to August 2018.	46
A. Christina Hennington	Executive Vice President and Chief Growth Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Essentials, Beauty, Hardlines and Services from January 2019 to January 2020. Senior Vice President, Merchandising Essentials, Beauty and Wellness from April 2017 to January 2019.	48
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019. Senior Vice President, Talent and Organizational Effectiveness from October 2017 to January 2019.	45
Don H. Liu	Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary since October 2017.	61
John J. Mulligan	Executive Vice President and Chief Operating Officer since September 2015.	57
Cara A. Sylvester	Executive Vice President and Chief Guest Experience Officer since May 2022. Executive Vice President and Chief Marketing & Digital Officer from February 2021 to May 2022. Senior Vice President, Home from March 2019 to February 2021. Vice President, Beauty & Dermstore from June 2017 to March 2019.	45
Laysha L. Ward	Executive Vice President and Chief External Engagement Officer since January 2017.	55

Item 1A.    Risk Factors

Our business is subject to many risks. Set forth below are the material risks we face. Risks are listed in the categories where they primarily apply, but other categories may also apply.

Competitive and Reputational Risks

If we are unable to positively differentiate ourselves from other retailers, our results of operations and financial condition could be adversely affected.

We attempt to differentiate our guest experience through a careful combination of price, merchandise assortment, store environment, convenience, guest service, loyalty programs, and marketing. Our ability to successfully differentiate ourselves depends on many competitive factors, including guest perceptions regarding the safety and cleanliness of our stores, the value and exclusivity of our offerings, our in-stock levels, the effectiveness of our digital channels and fulfillment options, our ability to responsibly source merchandise, and our ability to create a personalized guest experience. If we fail to differentiate our guest experience from our competitors, our results of operations and financial condition could be adversely affected.

TARGET CORPORATION	2022 Form 10-K	7

RISK FACTORS	Table of Contents

The retail industry's continuing migration to digital channels and multiple fulfillment options for consumers has affected the ways we differentiate from other retailers. Since consumers can quickly comparison shop using digital tools, they may make decisions based solely on price or convenience, which could limit our ability to differentiate from our competitors. In addition, providing multiple fulfillment options and implementing new technology is complex, costly, and may not meet our guests’ expectations. If we are unable to offset the increased costs of new technology and expanded fulfillment options with improved performance or efficiencies, our results of operations could be adversely affected. To remain competitive, we must anticipate and adapt to developments and offerings by other retailers. Consumers may also use third-party channels or devices to initiate shopping searches and place orders, which could make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any difficulties in executing our differentiation efforts could adversely affect our results of operations and financial condition.

If we do not anticipate and respond quickly to changing consumer preferences, our results of operations and financial condition could suffer.

A large part of our business is dependent on our ability to make trend-right decisions in a broad range of merchandise categories. If we do not predict and quickly respond to changing consumer preferences and spending patterns, we may experience lower sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations. Our ability to predict and adapt to changing consumer preferences depends on many factors, including obtaining accurate and relevant data on guest preferences, emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. We have not always been able to predict rapid changes in consumer preferences and spending patterns, including those that were impacted by the COVID-19 pandemic, which has previously resulted in insufficient or excess inventory, increased costs, and adverse impacts on our results of operations. If we are unable to effectively adapt to future changes in consumer preferences and spending patterns, our results of operations and financial condition could be adversely affected.

Our continued success is dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.

We believe that one of the reasons our shareholders, guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving those constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is largely based on perceptions. It may be difficult to address negative publicity across media channels, regardless of whether it is accurate. Negative incidents involving us, our workforce, or others with whom we do business could quickly erode trust and confidence and result in consumer boycotts, workforce unrest or walkouts, government investigations, and litigation. Negative reputational incidents or negative perceptions of us could adversely affect our business and results of operations, including through lower sales, the termination of business relationships, loss of new store and development opportunities, and team member retention and recruiting difficulties.

In addition, stakeholder expectations regarding environmental, social, and governance matters continue to evolve and are not uniform. We have established, and may continue to establish, various goals and initiatives on these matters, including with respect to diversity, equity, and inclusion topics. We cannot guarantee that we will achieve these goals and initiatives. Any failure, or perceived failure, by us to achieve these goals and initiatives or to otherwise meet evolving and varied stakeholder expectations could adversely affect our reputation and result in legal and regulatory proceedings against us. Any of these outcomes could negatively impact our results of operations and financial condition.

Reputational harm can also occur indirectly through companies with whom we do business. We have relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. If our guests have negative experiences with or view unfavorably any of the companies with whom we have relationships, it could cause them to stop shopping with us.

TARGET CORPORATION	2022 Form 10-K	8

RISK FACTORS	Table of Contents

If we are unable to successfully develop, source, and market our owned and exclusive brand products, our results of operations could be adversely affected.

Our owned and exclusive brand products represent approximately one third of our overall sales and generally carry higher margins than equivalent national brand products. If we are unable to successfully develop, source, and market our owned and exclusive brands, or if we are unable to successfully protect our related intellectual property rights, our results of operations could be adversely affected. In addition, our reliance on owned and exclusive brand products may also amplify other risks discussed in this Item 1A, Risk Factors, because many of these products are imported and we are more involved in the development and sourcing of those products. For example, owned brand products involve greater responsible sourcing risk in the selection of vendors, which can exacerbate reputational risk. In addition, owned brand products generally require longer lead times between order placement and product delivery and require us to take ownership of those products earlier in the supply chain. This exposes us to enhanced risks of supply chain disruptions and changing consumer preferences, which could adversely affect our results of operations.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft (including from organized retail crime), and other causes. We continue to experience elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in the impairment of long-term assets.

Investments and Infrastructure Risks

If our capital investments do not achieve appropriate returns, our competitive position, results of operations, and financial condition could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, or other difficulties related to those projects could adversely affect our results of operations and financial condition.

We are making, and expect to continue to make, significant investments in technology and supply chain infrastructure. The effectiveness of these investments can be less predictable than remodeling or building new stores, and might not provide the anticipated benefits, which could adversely affect our results of operations and financial condition. For example, our stores-as-hubs strategy depends on adequate replenishment facilities to receive, store, and move inventory to stores on a timely basis. Underestimating our replenishment capacity needs could result in lower in-stock levels or increased costs for temporary storage. Conversely, overestimating replenishment capacity needs could result in inefficient deployment of capital. Any of these outcomes could adversely affect our results of operations and financial condition.

TARGET CORPORATION	2022 Form 10-K	9

RISK FACTORS	Table of Contents

A significant disruption in our computing and information systems and our inability to adequately maintain and update those systems could adversely affect our operations and negatively affect our guests.

We rely extensively on computing and information systems throughout our business. We also rely on continued and unimpeded access to the Internet to use our systems. Our systems are subject to possible damage or interruption from many events, including power outages, telecommunications failures, malicious attacks, security breaches, and implementation errors. If our systems are damaged or disrupted, we may incur substantial costs, experience data loss or theft, and be unable to manage inventories or process guest transactions, which could adversely affect our reputation, results of operations, and financial condition. For example, in the past, we have experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, which negatively impacted some guests’ experiences and generated negative publicity. We continually invest to maintain and update our systems, but implementing significant changes increases the risk of system disruption. Problems and interruptions associated with implementing technology initiatives could adversely affect our operational efficiency and negatively impact our guests and their confidence in us.

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to maintain information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, our reputation, results of operations, and financial condition could be adversely affected.

We regularly receive and store information about our guests, team members, vendors, and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, we may be unable to anticipate security incidents or implement adequate preventive measures. In addition, hardware or software that we develop or obtain from third parties may contain defects that could compromise information security, cybersecurity, or data privacy. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, deception, or other bad acts. Although we conduct regular training as part of our information security, cybersecurity, and data privacy efforts, that training may not be completely effective in preventing successful attacks.

Our only significant data security incident was a data breach that occurred in 2013 and went undetected for several weeks. The 2013 data breach adversely affected our reputation and results of operations. Both we and our vendors have experienced data security incidents since that data breach; however, to date, these other incidents have not been material to our results of operations. Based on the prominence and notoriety of our prior significant data breach, additional data security incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant data security incidents or fail to detect and appropriately respond to significant incidents, we could be exposed to costly government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, stop using our RedCards or loyalty programs, or stop shopping with us altogether, which could adversely affect our reputation, results of operations, and financial condition.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic and has strict requirements for using and treating personal data. Complying with current or contemplated data protection laws and regulations, or any failure to comply, could cause us to incur substantial costs, require changes to our business practices, and expose us to litigation and regulatory risks, each of which could adversely affect our reputation, results of operations, and financial condition.

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors, changes in tax or trade policy, interruptions in our operations or supply chain, and increased commodity or supply chain costs could adversely affect our reputation and results of operations.

We are dependent on our vendors, including common carriers, to supply merchandise to our distribution centers, stores, and guests. If our replenishment and fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced in recent years, we could experience merchandise out-of-stocks, delays in shipping and receiving merchandise, and increased costs, which could adversely affect our reputation and results of operations.

TARGET CORPORATION	2022 Form 10-K	10

RISK FACTORS	Table of Contents

A large portion of the merchandise that we offer is sourced, directly or indirectly, from outside the U.S., with China as our single largest source. Any major changes in tax or trade policy between the U.S. and countries from which we source merchandise, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. Any of these actions could adversely affect our reputation and results of operations.

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses, labor shortages, labor unrest or strikes, transport capacity and costs, inflation, port security, weather conditions, natural disasters, armed conflicts, or other events that could affect foreign trade are beyond our control and could disrupt our supply of merchandise, increase our costs, and adversely affect our results of operations. For example, there have been periodic closings and ship diversions, labor disputes, and congestion disrupting U.S. ports, including in California where we receive a significant portion of the products we source from outside the U.S. We have from time to time made alternative arrangements to continue the flow of inventory as a result of supply chain disruptions in the U.S. and other countries. If these types of events recur, it could increase our costs and adversely affect our supply of inventory. In addition, prices of fuel and other commodities that our supply chain depends on are historically volatile and subject to fluctuations based on a variety of international and domestic factors. Rapid and significant changes in commodity prices, as has occurred in recent years, could further increase our costs and adversely affect our results of operations.

If services we obtain from third parties are unavailable or fail to meet our standards, our reputation and results of operations could be adversely affected.

We rely on third parties to support our business operations, including portions of our technology infrastructure, digital platforms, replenishment and fulfillment operations, store and supply chain infrastructure, delivery services, guest contact centers, payment processing, and extensions of credit for our RedCard program. If we are unable to contract with third parties having the specialized skills needed to support our operations or if they fail to meet our performance standards, then our reputation and results of operations could be adversely affected.

Legal, Regulatory, Global, and Other External Risks

The effects of the COVID-19 pandemic, or other similar public health crises, may continue to amplify the risks and uncertainties facing our business.

The long-term impacts of the social, economic, and financial disruptions caused by the COVID-19 pandemic and the government responses to such disruptions are unknown. In addition, the impact on our business of the long-term effects of the COVID-19 pandemic, or other similar public health crises, will depend on numerous factors that we cannot accurately predict.

The long-term effects of the COVID-19 pandemic, or other similar public health crises, may also continue to amplify other risks discussed in this Item 1A, Risk Factors, including risks related to macroeconomic conditions and consumer confidence and spending, supply chain, information security, cybersecurity, and data privacy, and our workforce, any of which could have a material effect on us. For example, the rise in remote working arrangements by our team members, vendors, and other third parties that began during the COVID-19 pandemic increases the risk of a data security compromise and has amplified our already extensive reliance on computing and information systems and unimpeded Internet access.

TARGET CORPORATION	2022 Form 10-K	11

RISK FACTORS	Table of Contents

Our earnings depend on the state of macroeconomic conditions and consumer confidence and spending in the U.S.

Nearly all of our sales are in the U.S., making our results highly dependent on the health of the U.S. economy and U.S. consumer confidence and spending, which can be affected by a variety of factors, including inflation, interest rates, housing prices, unemployment rates, household debt and wage levels, and credit usage. In addition, the interconnected nature of the global economy means that international events such as armed conflicts, geopolitical conflicts, public health crises, energy availability, and market volatility can all affect macroeconomic conditions in the U.S. A deterioration in U.S. macroeconomic conditions or consumer confidence or spending could adversely affect our business in many ways, including slowing sales growth, reducing overall sales, reducing gross margins, and lowering our credit card profit-sharing revenue, each of which could adversely affect our results of operations and financial condition.

Uncharacteristic or significant weather conditions or natural disasters and the impacts of climate change could adversely affect our results of operations.

Uncharacteristic or significant weather conditions, including the physical impacts of climate change, can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lower sales or greater than expected markdowns and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters are more prevalent. Natural disasters in those states or in other areas where we operate could result in significant physical damage to or closure of one or more of our stores, distribution centers, facilities, or key vendors. In addition, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, could adversely affect the availability and cost of certain products within our supply chain, affect consumer purchasing power, and reduce consumer demand. Any of these events could adversely affect our results of operations.

The long-term effects of global climate change are expected to be widespread and unpredictable. The potential impacts of climate change present a variety of risks. The physical effects of climate change, such as extreme weather conditions, drought, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution centers, and inventory, and threatening the habitability of the locations in which we operate. In addition to physical risks, the potential impacts of climate change also present transition risks, including regulatory and reputational risks. For example, we use commodities and energy inputs in our operations that may face increased regulation due to climate change or other environmental concerns, which could increase our costs. Furthermore, any failure to achieve our goals with respect to reducing our impact on the environment, or perception of a failure to act responsibly with respect to the environment, could adversely affect our reputation and results of operations.

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With over 400,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing. Many team members are in entry-level or part-time positions with high turnover rates historically. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation within the labor market. If we are unable to attract and retain a workforce meeting our needs, our operations, guest service levels, support functions, and competitiveness could suffer and our results of operations could be adversely affected. We are periodically subject to labor organizing efforts and activism, which could negatively impact how we are perceived by team members and our overall reputation. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs, how we operate our business, and our results of operations. In addition to our United States operations, we have support offices in India and China, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our results of operations.

TARGET CORPORATION	2022 Form 10-K	12

RISK FACTORS	Table of Contents

Failure to address product safety and sourcing concerns could adversely affect our results of operations.

If any of our merchandise offerings do not meet applicable safety standards or Target's or our guests’ expectations regarding safety, supply chain transparency, and responsible sourcing, we could be exposed to legal and reputational risks and our results of operations could be adversely affected. Our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual or perceived product safety concerns, including food or drug contamination and product defects, could expose us to government enforcement actions and private litigation and result in costly product recalls and other liabilities. Our sourcing vendors, including any third parties selling through our digital channels, must also meet our expectations across multiple areas of social compliance, including supply chain transparency and responsible sourcing. We have a social compliance audit process that performs audits regularly, but we cannot continuously monitor every vendor, so we are also dependent on our vendors to ensure that the products we buy comply with applicable standards. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of our standards not being met may increase. Negative guest perceptions regarding the safety and sourcing of the products we sell could harm our reputation and adversely affect our results of operations.

Our failure to comply with applicable laws, or changes in these laws, could adversely affect our results of operations and financial condition.

Our business is subject to a wide variety of complex laws and regulations.

Our expenses could increase and our operations could be adversely affected by changes in law or adverse judicial developments involving our workforce, including an employer’s obligation to recognize collective bargaining units, minimum wage requirements, advance scheduling notice requirements, health care or other mandates, the classification of exempt and non-exempt employees, and the classification of workers as either employees or independent contractors. Our Shipt subsidiary is a technology company that connects Shipt members through its online marketplace with a network of independent contractors who select, purchase, and deliver groceries and household essentials ordered from Target and other retailers. The classification of workers as employees or independent contractors, in particular, is an area that is experiencing legal challenges and legislative changes. Our Shipt subsidiary has faced, and continues to face, legal challenges to its worker classification. If, as a result of judicial decisions or legislation, Shipt is required to treat its network of independent contractors as employees, we may experience higher digital fulfillment costs, which could adversely affect our results of operations and financial condition.

Changes in the legal or regulatory environment affecting any other area of our business, including information security, cybersecurity, and data privacy, product safety, or payment methods could cause our expenses to increase and adversely affect our results of operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, we could be subject to legal and reputational risks, including government enforcement actions and class action civil litigation, which could adversely affect our results of operations and financial condition.

Financial Risks

Increases in our effective income tax rate could adversely affect our results of operations.

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

TARGET CORPORATION	2022 Form 10-K	13

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

If we are unable to access the capital markets or obtain bank credit, our financial condition and results of operations could suffer.

We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. Our continued access to financial markets depends on multiple factors including the condition of debt capital markets, our operating performance, and our credit ratings. If rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee that our current credit ratings will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to fund our operations and capital investments and lead to losses on derivative positions from counterparty failures, which could adversely affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2022 Form 10-K	14

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of January 28, 2023	Stores	Retail Square Feet (in thousands)	Stores as of January 28, 2023	Stores	Retail Square Feet (in thousands)
Alabama	22	3,132	Montana	7	777
Alaska	3	504	Nebraska	14	2,005
Arizona	46	6,081	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	10	1,236
California	314	37,304	New Jersey	49	6,189
Colorado	45	6,361	New Mexico	10	1,185
Connecticut	21	2,732	New York	100	10,820
Delaware	4	551	North Carolina	52	6,653
District of Columbia	5	342	North Dakota	4	554
Florida	127	17,225	Ohio	65	7,863
Georgia	51	6,826	Oklahoma	15	2,167
Hawaii	8	1,234	Oregon	22	2,353
Idaho	7	725	Pennsylvania	78	9,260
Illinois	100	12,171	Rhode Island	4	517
Indiana	32	4,186	South Carolina	20	2,389
Iowa	21	2,859	South Dakota	5	580
Kansas	17	2,385	Tennessee	30	3,815
Kentucky	14	1,575	Texas	154	21,176
Louisiana	16	2,195	Utah	15	1,981
Maine	6	741	Vermont	1	60
Maryland	41	5,070	Virginia	61	7,789
Massachusetts	50	5,546	Washington	40	4,424
Michigan	54	6,300	West Virginia	6	755
Minnesota	73	10,332	Wisconsin	38	4,614
Mississippi	6	743	Wyoming	3	257
Missouri	35	4,618
			Total	1,948	244,584

Stores and Supply Chain Facilities as of January 28, 2023	Stores	Supply Chain Facilities (a)
Owned	1,530	37
Leased	261	18
Owned buildings on leased land	157	—
Total	1,948	55
(a)Supply Chain Facilities includes distribution centers and sortation centers with a total of 59.2 million square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space elsewhere in Minneapolis and the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 11 and 17 to the Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	15

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

No response is required under Item 103 of Regulation S-K.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2022 Form 10-K	16

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 2, 2023, there were 13,187 shareholders of record. Dividends declared per share for 2022, 2021, and 2020, are disclosed in our Consolidated Statements of Shareholders' Investment.

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common at an average price of $223.52, for a total investment of $5.3 billion. As of January 28, 2023, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended January 28, 2023 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

TARGET CORPORATION	2022 Form 10-K	17

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
Target	$100.00	$100.82	$161.87	$270.17	$329.06	$260.13
S&P 500 Index	100.00	99.94	121.49	142.45	172.36	160.94
Peer Group	100.00	104.28	126.36	175.31	183.63	156.02

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index and (ii) the peer group consisting of 19 online, general merchandise, department stores, food, and specialty retailers (Albertsons Companies, Inc., Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Rite Aid Corporation, Ross Stores, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Peer Group). The Peer Group is consistent with the retail peer group described in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2023, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and the Peer Group on February 3, 2018, and reinvestment of all dividends.

Item 6.    [Reserved]

TARGET CORPORATION	2022 Form 10-K	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our durable operating and financial model that further differentiates Target and is designed to drive sustainable sales and profit growth. During 2022, in support of our enterprise strategy described in Item 1 on page 2 of this Form 10-K, we

•Expanded our supply chain capacity and digital fulfillment capabilities, including adding one new distribution center and six new sortation centers to support our growth and commitment to fast delivery times, while helping our teams work more efficiently and managing our shipping costs;
•Fulfilled over 50 percent of our digital sales through our same-day fulfillment options: Order Pickup, Drive Up, and delivery via Shipt;
•Continued the steady stream of newness across our assortment and continued to introduce new owned and exclusive brands, including fashion forward brands Future CollectiveTM and Houston White x Target;
•Completed 140 full store remodels and invested in hundreds of other stores through projects to increase efficiency of our Same-Day Services, build-out and open Ulta Beauty shop-in-shops, and expand Apple and Disney experiences;
•Opened 23 new stores, including a new larger-footprint store with reimagined design elements and additional stores in key urban markets and on college campuses;
•Invested in our team through our updated starting wage range, expanded access to health care benefits, and our debt-free education assistance program;
•Offered compelling promotions, attractive every day price points on key items, and free and easy payment and fulfillment options, including our new RedCard Reloadable Account, which provides all the benefits of our RedCard program without the need for a credit check or an existing bank account; and
•Launched Target Zero, a collection of products designed to reduce waste and make it easier to shop sustainably, and completed retrofitting our first store designed to be net zero energy, located in Vista, California.

Financial Summary

2022 included the following notable items:

•GAAP diluted earnings per share were $5.98.
•Adjusted diluted earnings per share were $6.02.
•Total revenue increased 2.9 percent, reflecting total sales growth of 2.8 percent and a 9.8 percent increase in other revenue.
•Comparable sales increased 2.2 percent, driven by a 2.1 percent increase in traffic.
◦Comparable store originated sales grew 2.4 percent.
◦Comparable digitally originated sales increased 1.5 percent.
•Operating income of $3.8 billion was 57.0 percent lower than the comparable prior-year period. See Business Environment below for additional information.

Sales were $107.6 billion for 2022, an increase of $3.0 billion, or 2.8 percent, from the prior year. Operating cash flow was $4.0 billion for 2022, a decrease of $(4.6) billion, or (53.4) percent, from $8.6 billion for 2021. The drivers of the operating cash flow decrease are described on page 27.

TARGET CORPORATION	2022 Form 10-K	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY & ANALYSIS OF OPERATIONS	Index to Financial Statements

Earnings Per Share				Percent Change
	2022	2021	2020	2022/2021	2021/2020
GAAP diluted earnings per share	$5.98	$14.10	$8.64	(57.6)%	63.1%
Adjustments	0.03	(0.53)	0.78
Adjusted diluted earnings per share	$6.02	$13.56	$9.42	(55.7)%	44.0%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 24.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended January 28, 2023, after-tax ROIC was 12.6 percent, compared with 33.1 percent for the trailing twelve months ended January 29, 2022. The calculation of ROIC is provided on page 26.

Business Environment

Following the onset of the COVID-19 pandemic in 2020, we experienced strong comparable sales growth and significant volatility in our category and channel mix, which continued through 2021, along with increasing supply chain disruptions. In addition to country of origin production delays, trucker and dockworker shortages, a broad-based surge in consumer demand, and other factors led to industry-wide U.S. port and ground transportation delays. In response to the rising guest demand and supply chain constraints, we took various actions, including ordering merchandise earlier, securing ocean freight routes, adding incremental holding capacity near U.S. ports, and increasing use of air transport for certain merchandise. Some of these supply chain disruptions and resulting actions resulted in increased costs.

In 2022, our comparable sales growth slowed significantly, reflecting sales decreases in our Discretionary categories (Apparel & Accessories, Hardlines, and Home Furnishings & Decor) that substantially offset growth in our Frequency categories (Beauty & Household Essentials and Food & Beverage). In response to this shift in demand, we took several actions to address our inventory position and create additional flexibility in a rapidly changing environment, including increasing promotional and clearance markdowns, removing excess inventory, and cancelling purchase orders. In addition, during the second half of 2022, port congestion, shipping container availability, and other supply chain pressures improved. This resulted in some inventory arriving earlier than anticipated, which resulted in increased costs of managing elevated inventory levels and an increased working capital investment. These factors, net of the impact of retail price increases taken to address merchandise and freight cost inflation, resulted in decreased profitability compared to the prior year. The Gross Margin Rate analysis on page 23 and Inventory section on page 27 provide additional information.

Sale of Dermstore

In February 2021, we sold Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	2022 Form 10-K	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Sales	$107,588	$104,611	$92,400	2.8%	13.2%
Other revenue	1,532	1,394	1,161	9.8	20.2
Total revenue	109,120	106,005	93,561	2.9	13.3
Cost of sales	82,229	74,963	66,177	9.7	13.3
SG&A expenses	20,658	19,752	18,615	4.6	6.1
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,385	2,344	2,230	1.8	5.1
Operating income	$3,848	$8,946	$6,539	(57.0)%	36.8%

Rate Analysis	2022	2021	2020
Gross margin rate	23.6%	28.3%	28.4%
SG&A expense rate	18.9	18.6	19.9
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.2	2.2	2.4
Operating income margin rate	3.5	8.4	7.0
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

A discussion regarding Analysis of Results of Operations and Analysis of Financial Condition for 2021, as compared to 2020, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the year ended January 29, 2022.

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

Comparable Sales	2022	2021	2020
Comparable sales change	2.2%	12.7%	19.3%
Drivers of change in comparable sales
Number of transactions (traffic)	2.1	12.3	3.7
Average transaction amount	0.1	0.4	15.0

TARGET CORPORATION	2022 Form 10-K	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements

Comparable Sales by Channel	2022	2021	2020
Stores originated comparable sales change	2.4%	11.0%	7.2%
Digitally originated comparable sales change	1.5	20.8	144.7

Sales by Channel	2022	2021	2020
Stores originated	81.4%	81.1%	82.1%
Digitally originated	18.6	18.9	17.9
Total	100%	100%	100%

Sales by Fulfillment Channel	2022	2021	2020
Stores	96.7%	96.4%	96.0%
Other	3.3	3.6	4.0
Total	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Part I, Item 1, Business of this Form 10-K and Note 3 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

TD Bank Group offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card and RedCard Reloadable Account. Collectively, we refer to these products as RedCards™. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our RedCards are also incremental sales for Target. For the years ended January 28, 2023, January 29, 2022, and January 30, 2021, total RedCard Penetration was 19.8 percent, 20.5 percent, and 21.5 percent, respectively.

TARGET CORPORATION	2022 Form 10-K	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Gross Margin Rate

Our gross margin rate was 23.6 percent in 2022 and 28.3 percent in 2021. This decrease reflected the net impact of
•merchandising pressure, including
◦higher clearance and promotional markdown rates, including the impact of inventory impairments and other actions taken in our Discretionary categories; and
◦higher merchandise and freight costs, partially offset by the benefit of retail price increases;
•supply chain pressure related to increased compensation and headcount in our distribution centers, investments in new facilities, and costs of managing excess inventory;
•higher inventory shrink; and
•favorable mix in the relative growth rates of higher and lower margin categories.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 18.9 percent in 2022, compared with 18.6 percent in 2021, reflecting the net impact of cost increases across our business, including investments in hourly team member wages, partially offset by lower incentive compensation in 2022 compared to the prior year.

Store Data

Change in Number of Stores	2022	2021
Beginning store count	1,926	1,897
Opened	23	32
Closed	(1)	(3)
Ending store count	1,948	1,926

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
170,000 or more sq. ft.	274	274	48,985	49,071
50,000 to 169,999 sq. ft.	1,527	1,516	191,241	190,205
49,999 or less sq. ft.	147	136	4,358	4,008
Total	1,948	1,926	244,584	243,284
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

TARGET CORPORATION	2022 Form 10-K	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Other Performance Factors

Net Interest Expense

Net interest expense was $478 million for 2022, compared with $421 million for 2021. The increase in net interest expense was primarily due to higher average debt and commercial paper levels in 2022 compared with 2021.

Net Other (Income) / Expense

Net Other (Income) / Expense was $(48) million and $(382) million for 2022 and 2021, respectively. 2021 included the $335 million gain on the February 2021 sale of Dermstore.

Provision for Income Taxes

Our 2022 effective income tax rate was 18.7 percent compared with 22.0 percent in 2021. The decrease reflects lower pretax earnings in the current year and the impacts of discrete tax benefits. Our effective tax rate is generally more volatile at lower amounts of pretax income because the impact of discrete, deductible and nondeductible tax items and credits is greater.

Note 18 to the Financial Statements provides additional information.

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

Reconciliation of Non-GAAP Adjusted EPS	2022			2021			2020
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$5.98			$14.10			$8.64
Adjustments
Gain on Dermstore Sale	$—	$—	$—	$(335)	$(269)	$(0.55)	$—	$—	$—
Loss on debt extinguishment	—	—	—	—	—	—	512	379	0.75
Loss on investment (a)	—	—	—	—	—	—	19	14	0.03
Other (b)	20	15	0.03	9	7	0.01	28	20	0.04
Income tax matters (c)	—	—	—	—	—	—	—	(21)	(0.04)
Adjusted diluted earnings per share			$6.02			$13.56			$9.42
Note: Amounts may not foot due to rounding.
(a)Represents a loss on our investment in Casper Sleep Inc., which is not core to our operations.
(b)Other items unrelated to current period operations, none of which were individually significant.
(c)Represents benefits from the resolution of certain income tax matters unrelated to current period operations.

TARGET CORPORATION	2022 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

EBIT and EBITDA				Percent Change
(dollars in millions)	2022	2021	2020	2022/2021	2021/2020
Net earnings	$2,780	$6,946	$4,368	(60.0)%	59.0%
+ Provision for income taxes	638	1,961	1,178	(67.5)	66.5
+ Net interest expense	478	421	977	13.4	(56.9)
EBIT	$3,896	$9,328	$6,523	(58.2)%	43.0%
+ Total depreciation and amortization (a)	2,700	2,642	2,485	2.2	6.3
EBITDA	$6,596	$11,970	$9,008	(44.9)%	32.9%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2022 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	January 28, 2023	January 29, 2022
Operating income	$3,848	$8,946
+ Net other income / (expense)	48	382
EBIT	3,896	9,328
+ Operating lease interest (a)	93	87
- Income taxes (b)	744	2,073
Net operating profit after taxes	$3,245	$7,342

Denominator	January 28, 2023	January 29, 2022	January 30, 2021
Current portion of long-term debt and other borrowings	$130	$171	$1,144
+ Noncurrent portion of long-term debt	16,009	13,549	11,536
+ Shareholders' investment	11,232	12,827	14,440
+ Operating lease liabilities (c)	2,934	2,747	2,429
- Cash and cash equivalents	2,229	5,911	8,511
Invested capital	$28,076	$23,383	$21,038
Average invested capital (d)	$25,729	$22,210

After-tax return on invested capital	12.6%	33.1%
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
(b)Calculated using the effective tax rates, which were 18.7 percent and 22.0 percent for the trailing twelve months ended January 28, 2023, and January 29, 2022, respectively. For the trailing twelve months ended January 28, 2023, and January 29, 2022, includes tax effect of $0.7 billion and $2.1 billion, respectively, related to EBIT, and $17 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2022 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Our year-end cash and cash equivalents balance decreased to $2.2 billion from $5.9 billion in 2021. Our cash and cash equivalents balance includes short-term investments of $1.3 billion and $5.0 billion as of January 28, 2023, and January 29, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $4.0 billion in 2022 compared with $8.6 billion in 2021. For 2022, operating cash flows decreased as a result of lower earnings and lower accounts payable leverage, partially offset by decreased inventory investment, compared with 2021.

Inventory

Year-end inventory was $13.5 billion, compared with $13.9 billion in 2021. The decrease in inventory levels primarily reflects the following:
•decreased in-transit and late-arriving inventory as lead times improved,
•investments in our inventory position in our Frequency categories, offsetting reductions in our Discretionary categories, and
•increases in unit costs across all of our categories.

The Business Environment section on page 20 provides additional information.

TARGET CORPORATION	2022 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Note: Amounts may not foot due to rounding.

Capital expenditures increased in 2022 from the prior year as we invested in our strategic initiatives, including an increase in investments in both stores and in our supply chain. The increase also reflects the impact of inflation on these projects. Beyond full-store remodels, we invested in optimizing front-end space in high-volume locations to increase the efficiency of our Same-Day Services, and built-out and opened approximately 250 Ulta Beauty shop-in-shops. We have completed over 1,000 full-store remodels since the launch of the current program in 2017, including 140 in 2022.

In addition to these cash investments, we entered into leases related to new stores in 2022, 2021, and 2020 with total future minimum lease payments of $319 million, $401 million, and $764 million, respectively, and new leases related to our supply chain with total future minimum lease payments of $1.6 billion, $226 million, and $442 million, respectively.

We expect capital expenditures in 2023 of approximately $4.0 billion to $5.0 billion to support full-store remodels and other existing store investments, new stores, and supply chain projects. Supply chain projects will add replenishment capacity and modernize our network, including the use of sortation centers to enhance our last-mile delivery capabilities. We expect to complete approximately 70 full-store remodels, open about 20 new stores, and add additional Ulta Beauty shop-in-shops during 2023. Additionally, we will continue to invest in optimizing front-end space. We also expect to continue to invest in new store and supply chain leases.

Dividends

We paid dividends totaling $1.8 billion ($3.96 per share) in 2022 and $1.5 billion ($3.16 per share) in 2021, a per share increase of 25.3 percent. We declared dividends totaling $1.9 billion ($4.14 per share) in 2022 and $1.7 billion ($3.38 per share) in 2021, a per share increase of 22.5 percent. We have paid dividends every quarter since our 1967 initial public offering and it is our intent to continue to do so in the future.

Share Repurchases

During 2022 and 2021 we returned $2.6 billion and $7.2 billion, respectively, to shareholders through share repurchase. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 20 to the Financial Statements for more information.

TARGET CORPORATION	2022 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of January 28, 2023, our credit ratings were as follows:

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

In 2022, we issued $2.7 billion of debt, and we repaid $62 million of debt at maturity.

In 2022, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2023. We also extended our existing committed $3.0 billion unsecured revolving credit facility, which now expires in October 2027. No balances were outstanding under either credit facility at any time during 2022 or 2021.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of January 28, 2023, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Note 15 to the Financial Statements provides additional information.

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

TARGET CORPORATION	2022 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses verified by physical inventory counts. Historically, our actual physical inventory count results have shown our estimates to be reliable. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $13.5 billion and $13.9 billion as of January 28, 2023, and January 29, 2022, respectively, and is further described in Note 9 to the Financial Statements.

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

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $526 million and $518 million as of January 28, 2023, and January 29, 2022, respectively. Vendor income is described further in Note 5 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group is less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $66 million, $87 million, and $62 million in 2022, 2021, and 2020, respectively, which are described further in Note 11 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $560 million and $519 million as of January 28, 2023, and January 29, 2022, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $28 million in 2022. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Gross uncertain tax positions, including interest and penalties, were $241 million and $138 million as of January 28, 2023, and January 29, 2022, respectively. We believe the resolution of these matters will not materially affect our consolidated financial statements. Income taxes are described further in Note 18 to the Financial Statements.

TARGET CORPORATION	2022 Form 10-K	30

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
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

Our 2022 expected long-term rate of return on plan assets of 5.60 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $42 million.

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

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2022 Form 10-K	31

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS & QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "expect," "may," "could," "believe," "would," "might," "anticipates," or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the adequacy of our reserves for general liability, workers' compensation, and property loss, the expected outcome of, and adequacy of our reserves for claims, litigation, and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, our expectations regarding arrangements with our partners, and changes in our assumptions and expectations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of January 28, 2023, our exposure to market risk was primarily from interest rate changes on our debt obligations and short-term investments, some of which are at a London Interbank Offered Rate (LIBOR). Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. As of January 28, 2023, our floating rate debt exceeded our floating rate short-term investments by approximately $1.2 billion. Based on our balance sheet position as of January 28, 2023, the annualized effect of a 0.1 percentage point increase in floating interest rates on our floating rate debt obligations, net of our floating rate short-term investments, would decrease our earnings before income taxes by $1 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. See further description of our debt and derivative instruments in Notes 15 and 16 to the Financial Statements.

The United Kingdom's Financial Conduct Authority has announced the intent to phase out LIBOR by June 2023. We do not expect the phase out to materially impact our financial statements, liquidity, or access to capital markets.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of January 28, 2023, the annualized effect of a 0.5 percentage point increase/(decrease) in interest rates would increase/(decrease) earnings before income taxes by $7 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $59 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. As of January 28, 2023, we had hedged 70 percent of the interest rate exposure of our plan liabilities.

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

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2022 Form 10-K	32

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2022 Form 10-K	33

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chair of the Board and Chief Executive Officer March 8, 2023	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2023 expressed an unqualified opinion thereon.
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

TARGET CORPORATION	2022 Form 10-K	34

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Inventory and related Cost of Sales
Description of the Matter
At January 28, 2023, the Corporation’s inventory was $13,499 million. As described in Note 9 to the consolidated financial statements, the Corporation accounts for the vast majority of its inventory under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Under RIM, inventory cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the inventory retail value.

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
Our audit procedures also included, among others, testing the key inputs into the RIM calculation, including purchases, sales, shortage, and price changes (markdowns) by comparing the key inputs back to source information such as third-party vendor invoices, third-party inventory count information and cash receipts. We also performed analytical procedures. For example, we performed predictive markdown analytics based on inquiries held with members of the merchant organization to assess the level of price changes within each category. In addition, we tested the existence of inventories by observing physical inventory counts for a sample of stores and distribution centers.

Valuation of Vendor Income Receivable
Description of the Matter
At January 28, 2023, the Corporation’s vendor income receivable totaled $526 million. As discussed in Note 5 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

Auditing the Corporation's vendor income receivable was complex due to the estimation required in measuring the receivable. The estimate was sensitive to significant assumptions, such as forecasted vendor income collections, and estimating the time period over which the collections have been earned, which is primarily based on historical trending and data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s vendor income receivable process, including controls over management’s review of the significant assumptions described above.

To test the estimated vendor income receivable, we performed audit procedures that included, among others, assessing the estimation methodology used by management and evaluating the forecasted vendor income collections and the time period over which collections have been earned as used in the receivable estimation model. For a sample of the vendor rebates and concessions, we evaluated the nature and source of the inputs used and the terms of the contractual agreements. We recalculated the amount of the vendor income earned based on the inputs and the terms of the agreements. In addition, we recalculated the time period over which the vendor income collection had been earned to assess the accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions to evaluate the significance of changes in the receivable that would result from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 8, 2023

TARGET CORPORATION	2022 Form 10-K	35

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2023, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 28, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chair of the Board and Chief Executive Officer March 8, 2023	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, cash flows and shareholders' investment for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 8, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 8, 2023

TARGET CORPORATION	2022 Form 10-K	36

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2022	2021	2020
Sales	$107,588	$104,611	$92,400
Other revenue	1,532	1,394	1,161
Total revenue	109,120	106,005	93,561
Cost of sales	82,229	74,963	66,177
Selling, general and administrative expenses	20,658	19,752	18,615
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,385	2,344	2,230
Operating income	3,848	8,946	6,539
Net interest expense	478	421	977
Net other (income) / expense	(48)	(382)	16
Earnings before income taxes	3,418	8,907	5,546
Provision for income taxes	638	1,961	1,178
Net earnings	$2,780	$6,946	$4,368
Basic earnings per share	$6.02	$14.23	$8.72
Diluted earnings per share	$5.98	$14.10	$8.64
Weighted average common shares outstanding
Basic	462.1	488.1	500.6
Diluted	464.7	492.7	505.4
Antidilutive shares	1.1	—	—
Note: Per share amounts may not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2022	2021	2020
Net earnings	$2,780	$6,946	$4,368
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	(113)	152	102
Currency translation adjustment and cash flow hedges	247	51	10
Other comprehensive income	134	203	112
Comprehensive income	$2,914	$7,149	$4,480

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	January 28, 2023	January 29, 2022
Assets
Cash and cash equivalents	$2,229	$5,911
Inventory	13,499	13,902
Other current assets	2,118	1,760
Total current assets	17,846	21,573
Property and equipment
Land	6,231	6,164
Buildings and improvements	34,746	32,985
Fixtures and equipment	7,439	6,407
Computer hardware and software	3,039	2,505
Construction-in-progress	2,688	1,257
Accumulated depreciation	(22,631)	(21,137)
Property and equipment, net	31,512	28,181
Operating lease assets	2,657	2,556
Other noncurrent assets	1,320	1,501
Total assets	$53,335	$53,811
Liabilities and shareholders' investment
Accounts payable	$13,487	$15,478
Accrued and other current liabilities	5,883	6,098
Current portion of long-term debt and other borrowings	130	171
Total current liabilities	19,500	21,747
Long-term debt and other borrowings	16,009	13,549
Noncurrent operating lease liabilities	2,638	2,493
Deferred income taxes	2,196	1,566
Other noncurrent liabilities	1,760	1,629
Total noncurrent liabilities	22,603	19,237
Shareholders' investment
Common stock	38	39
Additional paid-in capital	6,608	6,421
Retained earnings	5,005	6,920
Accumulated other comprehensive loss	(419)	(553)
Total shareholders' investment	11,232	12,827
Total liabilities and shareholders' investment	$53,335	$53,811
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 460,346,947 shares issued and outstanding as of January 28, 2023; 471,274,073 shares issued and outstanding as of January 29, 2022.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2022	2021	2020
Operating activities
Net earnings	$2,780	$6,946	$4,368
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,700	2,642	2,485
Share-based compensation expense	220	228	200
Deferred income taxes	582	522	(184)
Gain on Dermstore sale	—	(335)	—
Loss on debt extinguishment	—	—	512
Noncash losses / (gains) and other, net	172	67	86
Changes in operating accounts:
Inventory	403	(3,249)	(1,661)
Other assets	22	(78)	(137)
Accounts payable	(2,237)	2,628	2,925
Accrued and other liabilities	(624)	(746)	1,931
Cash provided by operating activities	4,018	8,625	10,525
Investing activities
Expenditures for property and equipment	(5,528)	(3,544)	(2,649)
Proceeds from disposal of property and equipment	8	27	42
Proceeds from Dermstore sale	—	356	—
Other investments	16	7	16
Cash required for investing activities	(5,504)	(3,154)	(2,591)
Financing activities
Additions to long-term debt	2,625	1,972	2,480
Reductions of long-term debt	(163)	(1,147)	(2,415)
Dividends paid	(1,836)	(1,548)	(1,343)
Repurchase of stock	(2,826)	(7,356)	(745)
Stock option exercises	4	8	23
Cash required for financing activities	(2,196)	(8,071)	(2,000)
Net (decrease) / increase in cash and cash equivalents	(3,682)	(2,600)	5,934
Cash and cash equivalents at beginning of period	5,911	8,511	2,577
Cash and cash equivalents at end of period	$2,229	$5,911	$8,511
Supplemental information
Interest paid, net of capitalized interest	$449	$414	$939
Income taxes paid	213	2,063	1,031
Leased assets obtained in exchange for new finance lease liabilities	224	288	428
Leased assets obtained in exchange for new operating lease liabilities	329	580	262

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
February 1, 2020	504.2	$42	$6,226	$6,433	$(868)	$11,833
Net earnings	—	—	—	4,368	—	4,368
Other comprehensive income	—	—	—	—	112	112
Dividends declared	—	—	—	(1,367)	—	(1,367)
Repurchase of stock	(5.7)	—	—	(609)	—	(609)
Stock options and awards	2.4	—	103	—	—	103
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	6,946	—	6,946
Other comprehensive income	—	—	—	—	203	203
Dividends declared	—	—	—	(1,655)	—	(1,655)
Repurchase of stock	(31.3)	(3)	—	(7,196)	—	(7,199)
Stock options and awards	1.7	—	92	—	—	92
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(1,931)	—	(1,931)
Repurchase of stock	(12.5)	(1)	119	(2,764)	—	(2,646)
Stock options and awards	1.5	—	68	—	—	68
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
We declared $4.14, $3.38, and $2.70 dividends per share for the twelve months ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2022 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

Organization - We are a general merchandise retailer selling products to our guests through our stores and digital channels.

We operate as a single segment that includes all of our operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Nearly all of our revenues are generated in the United States (U.S.). The vast majority of our long-lived assets are located within the U.S.

Consolidation - The consolidated financial statements include the balances of Target and its subsidiaries after elimination of intercompany balances and transactions. All subsidiaries are wholly owned.

Use of estimates - The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year - Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2022, 2021, and 2020 ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively, and consisted of 52 weeks. Fiscal 2023 will end February 3, 2024, and will consist of 53 weeks.

Accounting policies - Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	2022 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

3. Revenues

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues (millions)	2022	2021	2020
Apparel and accessories (a)	$17,646	$17,931	$14,772
Beauty and household essentials (b)	29,575	27,268	24,461
Food and beverage (c)	22,918	20,306	18,135
Hardlines (d)	17,739	18,614	16,626
Home furnishings and décor (e)	19,463	20,255	18,231
Other	247	237	175
Sales	107,588	104,611	92,400
Credit card profit sharing	734	710	666
Other	798	684	495
Other revenue	1,532	1,394	1,161
Total revenue	$109,120	$106,005	$93,561
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of January 28, 2023, and January 29, 2022, the liability for estimated returns was $174 million and $165 million, respectively.

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

TARGET CORPORATION	2022 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	January 29, 2022	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	January 28, 2023
Gift card liability (a)	$1,202	$927	$(889)	$1,240
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, RedCard Reloadable Account, Target Credit Card, or Target MasterCard (collectively, RedCards).

Target Circle program members earn 1 percent rewards on nearly all non-RedCard purchases and rewards on various other transactions. As of January 28, 2023, and January 29, 2022, deferred revenue of $112 million and $89 million, respectively, related to this loyalty program was included in Accrued and Other Current Liabilities.

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

Other – Includes advertising revenue, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

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
Litigation and defense costs and related insurance
    recoveries
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2022 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
5. Consideration Received from Vendors

We receive consideration for a variety of vendor-sponsored programs—such as volume rebates, markdown allowances, promotions, certain advertising activities, and for our compliance programs—referred to as "vendor income." Additionally, under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. Substantially all vendor income is recorded as a reduction of Cost of Sales.

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

6. Advertising Costs

Advertising costs, which primarily consist of digital advertisements and media broadcast, are generally expensed at first showing or distribution of the advertisement. Reimbursements from vendors that are for specific, incremental, and identifiable advertising costs are recognized as offsets of these advertising costs within Selling, General and Administrative Expenses (SG&A Expenses). Net advertising costs were $1.5 billion in 2022, 2021, and 2020.

7. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Fair Value Measurements - Recurring Basis			Fair Value as of
(millions)	Classification	Measurement Level	January 28, 2023	January 29, 2022
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$1,343	$4,985
Prepaid forward contracts (b)	Other Current Assets	Level 1	27	35
Interest rate swaps (c)	Other Current Assets	Level 2	—	17
Interest rate swaps (c)	Other Noncurrent Assets	Level 2	7	135
Liabilities
Interest rate swaps (c)	Other Noncurrent Liabilities	Level 2	81	—
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 16 for additional information on interest rate swaps.

Significant Financial Instruments Not Measured at Fair Value (a)	As of January 28, 2023		As of January 29, 2022
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,141	$13,688	$11,568	$12,808
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

TARGET CORPORATION	2022 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
8. Cash and Cash Equivalents

Cash equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in five days or less.

Cash and Cash Equivalents (millions)	January 28, 2023	January 29, 2022
Cash	$286	$349
Receivables from third-party financial institutions for credit and debit card transactions	600	577
Short-term investments	1,343	4,985
Cash and Cash Equivalents (a)	$2,229	$5,911
(a)We have access to these funds without any significant restrictions, taxes or penalties.

As of January 28, 2023, and January 29, 2022, we reclassified book overdrafts of $248 million and $366 million, respectively, to Accounts Payable and $14 million and $19 million, respectively, to Accrued and Other Current Liabilities.

9. Inventory

The vast majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Inventory cost includes the amount we pay to our suppliers to acquire inventory, freight costs incurred to deliver product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. Distribution center operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates, and internally measured retail price indices, and was $132 million and $33 million as of January 28, 2023, and January 29, 2022, respectively.

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

10. Other Current Assets

Other Current Assets (millions)	January 28, 2023	January 29, 2022
Accounts and other receivables	$1,169	$835
Vendor income receivable	526	518
Prepaid expenses	188	170
Other	235	237
Other Current Assets	$2,118	$1,760

TARGET CORPORATION	2022 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
11. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the remaining initial lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Total depreciation expense, including depreciation expense included in Cost of Sales, was $2.7 billion, $2.6 billion, and $2.5 billion for 2022, 2021, and 2020, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $66 million, $87 million, and $62 million during 2022, 2021, and 2020, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

12. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 28, 2023	January 29, 2022
Goodwill and intangible assets (a)	$645	$656
Company-owned life insurance investments, net of loans (b)	440	470
Other	235	375
Other Noncurrent Assets	$1,320	$1,501
(a)Goodwill totaled $631 million as of both January 28, 2023, and January 29, 2022. No impairments were recorded in 2022, 2021, or 2020 as a result of the annual goodwill impairment tests performed.
(b)Note 22 provides more information on company-owned life insurance investments.

TARGET CORPORATION	2022 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
13. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 28, 2023	January 29, 2022
Wages and benefits	$1,319	$1,620
Gift card liability, net of estimated breakage	1,240	1,202
Real estate, sales, and other taxes payable	772	1,042
Dividends payable	497	424
Current portion of operating lease liabilities	296	254
Workers' compensation and general liability (a)	173	169
Interest payable	94	77
Other	1,492	1,310
Accrued and Other Current Liabilities	$5,883	$6,098
(a)We retain a substantial portion of the risk related to general liability and workers' compensation claims. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value. Note 19 provides the noncurrent balance of these liabilities.

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

Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $1.0 billion and $944 million as of January 28, 2023, and January 29, 2022, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services are rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $5.3 billion and $2.5 billion as of January 28, 2023, and January 29, 2022, respectively. Approximately half of these real estate obligations are due within one year, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

TARGET CORPORATION	2022 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1.6 billion and $2.6 billion as of January 28, 2023, and January 29, 2022, respectively, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $519 million and $517 million as of January 28, 2023, and January 29, 2022, respectively.

15. Commercial Paper and Long-Term Debt

Debt Maturities
(dollars in millions)	Weighted-Average Interest Rate at January 28, 2023	January 28, 2023	January 29, 2022
Due 2022	—%	$—	$63
Due 2023-2027	2.6	4,582	4,578
Due 2028-2032	4.6	4,297	2,807
Due 2033-2037	6.8	937	937
Due 2038-2042	4.0	1,087	1,085
Due 2043-2047	3.8	1,119	1,118
Due 2048-2052	3.9	2,119	980
Total notes and debentures		14,141	11,568
Swap valuation adjustments		(74)	77
Finance lease liabilities		2,072	2,075
Less: Amounts due within one year		(130)	(171)
Long-term debt and other borrowings		$16,009	$13,549

Required Principal Payments (millions)	2023	2024	2025	2026	2027	Thereafter
Total required principal payments	$—	$1,000	$1,500	$2,000	$97	$9,655

In January 2023, we issued unsecured fixed rate debt of $1.15 billion at 4.8 percent that matures in January 2053 and $500 million at 4.4 percent that matures in January 2033. In connection with this issuance, we terminated our remaining forward-starting interest rate swaps. Note 16 provides additional information.

In September 2022, we issued unsecured fixed rate debt of $1.0 billion at 4.5 percent that matures in September 2032. In connection with this issuance, we terminated certain of our forward-starting interest rate swaps. Note 16 provides additional information.

In January 2022, we issued unsecured fixed rate debt of $1.0 billion at 1.95 percent that matures in January 2027 and $1.0 billion at 2.95 percent that matures in January 2052. Furthermore, we repaid $1.0 billion of 2.9 percent unsecured fixed rate debt at maturity.

In October 2020, we repurchased $1.77 billion of unsecured fixed rate debt before its maturity at a market value of $2.25 billion. We recognized a loss on early retirement of $512 million, which was recorded in Net Interest Expense.

In March 2020, we issued unsecured fixed rate debt of $1.5 billion at 2.25 percent that matures in April 2025 and $1.0 billion at 2.65 percent that matures in September 2030.

We obtain short-term financing from time to time under our commercial paper program. For the year ended January 28, 2023, the maximum amount outstanding was $2.3 billion, and the average daily amount outstanding was $709 million, at a weighted average annual interest rate of 2.4 percent. As of January 28, 2023, there was no commercial paper outstanding. No balances were outstanding under our commercial paper program at any time during 2021 or 2020.

TARGET CORPORATION	2022 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
In October 2022, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2023. We also extended our existing committed $3.0 billion unsecured revolving credit facility, which now expires in October 2027. No balances were outstanding under either facility at any time during 2022, 2021, or 2020.

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

During 2022, we entered into interest rate swaps with a total notional amount of $950 million. Under the swap agreements, we pay a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) compounded over six months and receive a weighted average fixed rate of 3.1 percent. The agreements have a weighted average remaining maturity of 7.6 years. For other existing swap agreements, with a total notional amount of $1.5 billion, we pay a floating rate equal to 1-month LIBOR and receive a weighted average fixed rate of 2.6 percent. The agreements have a weighted average remaining maturity of 4.9 years. As of January 28, 2023, and January 29, 2022, interest rate swaps with notional amounts totaling $2.45 billion and $1.5 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2022 and 2021.

During 2022, we were party to forward-starting interest rate swaps to hedge the interest rate exposure of anticipated future debt issuances. We designated these derivative financial instruments as cash flow hedges. In January 2023, we terminated forward-starting interest rate swap agreements that hedged $1.45 billion of the $1.65 billion debt issuance described in Note 15. In September 2022, we terminated forward-starting interest rate swap agreements that hedged $700 million of the $1 billion debt issuance described in Note 15. The resulting gains upon termination of these swap agreements in January 2023 and September 2022 were $310 million and $109 million, respectively, which were recorded in Accumulated Comprehensive Loss (AOCI) and will be recognized as a reduction to Net Interest Expense over the respective term of the debt. The cash flows related to forward-starting interest rate swaps are included within operating activities in the Consolidated Statements of Cash Flows.

Effect of Hedges on Debt (millions)	January 28, 2023	January 29, 2022
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,366	$1,572
Cumulative hedging adjustments, included in carrying amount	(74)	77

Effect of Hedges on Net Interest Expense (millions)	2022	2021	2020
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$(151)	$(106)	$46
Hedged debt	151	106	(46)
Gain on cash flow hedges recognized in Net Interest Expense	4	—	—
Total	$4	$—	$—

TARGET CORPORATION	2022 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
17. Leases

We lease certain retail stores, warehouses, distribution centers, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and nonlease components for new and reassessed leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

Leases (millions)	Classification	January 28, 2023	January 29, 2022
Assets
Operating	Operating Lease Assets	$2,657	$2,556
Finance	Buildings and Improvements, net of Accumulated Depreciation (a)	1,673	1,652
Total leased assets		$4,330	$4,208
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$296	$254
Finance	Current Portion of Long-term Debt and Other Borrowings	129	108
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	2,638	2,493
Finance	Long-term Debt and Other Borrowings	1,943	1,967
Total lease liabilities		$5,006	$4,822
(a)Finance lease assets are recorded net of accumulated amortization of $623 million and $670 million as of January 28, 2023, and January 29, 2022, respectively.

Lease Cost (millions)	Classification	2022	2021	2020
Operating lease cost (a)	SG&A Expenses	$467	$387	$332
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	133	127	105
Interest on lease liabilities	Net Interest Expense	68	68	62
Sublease income (c)	Other Revenue	(19)	(18)	(15)
Net lease cost		$649	$564	$484
(a)2022, 2021, and 2020 include $101 million, $64 million, and $44 million, respectively, of short-term and variable lease costs.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $49 million for 2022, and $48 million for each of 2021 and 2020, which is included in Other Revenue.

TARGET CORPORATION	2022 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities	Operating	Finance
(millions)	Leases (a)	Leases (b)	Total
2023	$386	$194	$580
2024	379	175	554
2025	362	174	536
2026	345	175	520
2027	331	175	506
Thereafter	1,826	1,847	3,673
Total lease payments	$3,629	$2,740	$6,369
Less: Interest	695	668
Present value of lease liabilities	$2,934	$2,072
(a)Operating lease payments include $878 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $1.8 billion of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $195 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $813 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	January 28, 2023	January 29, 2022
Weighted average remaining lease term (years)
Operating leases	11.4	12.2
Finance leases	15.4	15.2
Weighted average discount rate
Operating leases	3.52%	3.28%
Finance leases	3.56%	3.49%

Other Information (millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$364	$316	$284
Operating cash flows from finance leases	63	64	59
Financing cash flows from finance leases	100	91	70

TARGET CORPORATION	2022 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
18. Income Taxes

Earnings before income taxes were $3.4 billion, $8.9 billion, and $5.5 billion during 2022, 2021, and 2020, respectively, including $1.3 billion, $896 million, and $764 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	3.0	3.9	3.3
International	(2.1)	(1.3)	(1.2)
Excess tax benefit related to share-based payments	(1.6)	(0.8)	(1.0)
Federal tax credits	(1.5)	(0.5)	(0.6)
Other	(0.1)	(0.3)	(0.3)
Effective tax rate	18.7%	22.0%	21.2%

Provision for Income Taxes (millions)	2022	2021	2020
Current:
Federal	$(84)	$1,111	$1,013
State	33	325	281
International	107	3	68
Total current	56	1,439	1,362
Deferred:
Federal	501	423	(118)
State	82	98	(64)
International	(1)	1	(2)
Total deferred	582	522	(184)
Total provision	$638	$1,961	$1,178

TARGET CORPORATION	2022 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	January 28, 2023	January 29, 2022
Gross deferred tax assets:
Accrued and deferred compensation	$365	$441
Accruals and reserves not currently deductible	233	211
Self-insured benefits	156	141
Deferred occupancy income	125	133
Lease liabilities	1,316	1,245
Other	142	18
Total gross deferred tax assets	2,337	2,189
Gross deferred tax liabilities:
Property and equipment	(2,613)	(2,265)
Leased assets	(1,115)	(1,089)
Inventory	(594)	(266)
Other	(205)	(130)
Total gross deferred tax liabilities	(4,527)	(3,750)
Total net deferred tax liability (a)	$(2,190)	$(1,561)
(a)$6 million of the balance as of January 28, 2023, and January 29, 2022, is included in Other Noncurrent Assets.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the U.S. federal income tax returns for years 2020 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

Reconciliation of Gross Unrecognized Tax Benefits (millions)	2022	2021	2020
Balance at beginning of period	$125	$181	$160
Additions based on tax positions related to the current year	115	32	35
Additions for tax positions of prior years	21	11	32
Reductions for tax positions of prior years	(23)	(95)	(36)
Settlements	(5)	(4)	(10)
Balance at end of period	$233	$125	$181

If we were to prevail on all unrecognized tax benefits recorded, the amount that would benefit the effective tax rate was $107 million, $67 million, and $99 million as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively. In addition, the reversal of accrued interest and penalties would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During 2022, 2021, and 2020, we recorded an expense / (benefit) from accrued interest and penalties of $(4) million, $1 million, and $(12) million, respectively. As of January 28, 2023, January 29, 2022, and January 30, 2021, total accrued interest and penalties were $7 million, $13 million, and $12 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

TARGET CORPORATION	2022 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
19. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 28, 2023	January 29, 2022
Deferred compensation	$550	$572
Deferred occupancy income (a)	449	479
Workers' compensation and general liability	387	350
Income and other taxes payable	168	139
Pension benefits	37	45
Other	169	44
Other Noncurrent Liabilities	$1,760	$1,629
(a)To be amortized evenly through 2038.

20. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity (millions, except per share data)	2022	2021	2020
Total number of shares purchased	12.5	31.3	5.7
Average price paid per share	$211.57	$230.07	$107.58
Total investment	$2,646	$7,190	$609

21. Share-Based Compensation

We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. This plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under this plan was 32.5 million as of January 28, 2023.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $224 million, $238 million, and $210 million, and the related income tax benefit was $52 million, $45 million, and $39 million, in 2022, 2021, and 2020, respectively.

TARGET CORPORATION	2022 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a 1-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on our stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $208.80, $186.98, and $110.80 in 2022, 2021, and 2020, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
January 29, 2022	3,599	$123.74
Granted	1,591	208.80
Forfeited	(291)	161.64
Vested	(1,578)	106.64
January 28, 2023	3,321	$167.25
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of January 28, 2023 was 3.25 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of January 28, 2023, there was $267 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $321 million, $323 million, and $151 million in 2022, 2021, and 2020, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year or 4-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and earnings per share growth. The fair value of performance share units is calculated based on our stock price on the date of grant. The weighted average grant date fair value for performance share units was $216.63, $179.58, and $106.00 in 2022, 2021, and 2020, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
January 29, 2022	2,257	$111.82
Granted	524	216.63
Forfeited	(67)	159.04
Vested	(827)	78.32
January 28, 2023	1,887	$152.26
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of January 28, 2023 was 1.26 million.
(b)Weighted average per unit.

TARGET CORPORATION	2022 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $120 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.4 years. The fair value of performance share units vested and converted to shares of Target common stock was $178 million, $127 million, and $82 million in 2022, 2021, and 2020, respectively.

Stock Options

In the past, we granted stock options to certain team members. All outstanding stock options are vested and currently exercisable.

Stock Option Activity	Stock Options
	Total Outstanding & Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
January 29, 2022	210	$58.17	$33
Exercised / issued	(88)	61.07
January 28, 2023	122	$56.07	$14
(a)In thousands.
(b)Weighted average per share.
(c)Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2022	2021	2020
Cash received for exercise price	$4	$8	$23
Intrinsic value	11	45	161
Income tax benefit	2	11	41

As of January 28, 2023, there was no unrecognized compensation expense related to stock options. The weighted average remaining life of exercisable and outstanding options is 1.2 years.

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our executive leadership team, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering less than 50 participants. Our total liability under these plans was $600 million and $632 million as of January 28, 2023, and January 29, 2022, respectively.

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

TARGET CORPORATION	2022 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Plan Expenses
(millions)	2022	2021	2020
401(k) plan matching contributions expense	$335	$307	$281

Nonqualified deferred compensation plans
Benefits (income) / expense	$(15)	$59	$86
Related investment (income) / expense	40	(27)	(58)
Nonqualified plans net expense	$25	$32	$28

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

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2022	2021	2022	2021
Projected benefit obligations	$3,616	$4,305	$64	$72
Fair value of plan assets	3,691	4,433	17	16
Funded / (underfunded) status	$75	$128	$(47)	$(56)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2022 we made a discretionary contribution of $150 million to our qualified defined benefit pension plan. In 2021 we made no contributions to our qualified defined benefit pension plan. We are not required to make any contributions to our qualified defined benefit pension plan in 2023. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2023	$330
2024	232
2025	238
2026	243
2027	249
2028 - 2032	1,310

TARGET CORPORATION	2022 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Cost of Plans

Net Pension Benefits Expense
(millions)	Classification	2022	2021	2020
Service cost benefits earned	SG&A Expenses	$94	$100	$103
Interest cost on projected benefit obligation	Net Other (Income) / Expense	117	96	118
Expected return on assets	Net Other (Income) / Expense	(234)	(238)	(242)
Amortization of losses	Net Other (Income) / Expense	61	113	127
Amortization of prior service cost	Net Other (Income) / Expense	10	—	(11)
Settlement charges	Net Other (Income) / Expense	—	—	1
Total		$48	$71	$96

Assumptions

Benefit Obligation Weighted Average Assumptions	2022	2021
Discount rate	4.83%	3.30%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions	2022	2021	2020
Discount rate	3.30%	2.84%	3.13%
Expected long-term rate of return on plan assets	5.60	5.80	6.10
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 1.2 percent, 4.2 percent, 4.5 percent, and 6.7 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2022 expected annualized long-term rate of return assumptions were 6.0 percent for domestic equity securities, 7.0 percent for international equity securities, 3.0 percent for long-duration debt securities, 7.0 percent for diversified funds, and 7.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

TARGET CORPORATION	2022 Form 10-K	59

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2022	2021	2022	2021
Benefit obligation at beginning of period	$4,305	$4,594	$72	$74
Service cost	89	94	5	6
Interest cost	116	95	2	1
Actuarial gain (a)	(602)	(247)	(9)	(4)
Participant contributions	2	5	—	—
Benefits paid	(294)	(236)	(6)	(5)
Benefit obligation at end of period (b)	$3,616	$4,305	$64	$72
(a)The actuarial gain was primarily driven by changes in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2022	2021	2022	2021
Fair value of plan assets at beginning of period	$4,433	$4,588	$16	$11
Actual return on plan assets	(600)	76	(3)	—
Employer contributions	150	—	10	10
Participant contributions	2	5	—	—
Benefits paid	(294)	(236)	(6)	(5)
Fair value of plan assets at end of period	$3,691	$4,433	$17	$16

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted Allocation	Actual Allocation
		2022	2021
Domestic equity securities (a)	12%	12%	12%
International equity securities	8	8	8
Debt securities	50	51	50
Diversified funds	25	23	25
Other (b)	5	6	5
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2022 Form 10-K	60

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value as of
(millions)	Measurement Level	January 31, 2023	January 31, 2022
Cash and cash equivalents	Level 1	$13	$8
Derivatives	Level 2	6	(9)
Government securities (a)	Level 2	619	740
Fixed income (b)	Level 2	1,214	1,447
		1,852	2,186
Investments valued using NAV per share (c)
Fixed income		6	10
Private equity funds		64	68
Cash and cash equivalents		240	100
Common collective trusts		594	860
Diversified funds		844	1,105
Other		108	120
Total plan assets		$3,708	$4,449
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
Government securities and fixed income	Valued using matrix pricing models and quoted prices of securities with similar characteristics.

Amounts Included in Shareholders' Investment

Amounts in Accumulated Other Comprehensive Loss
(millions)	2022	2021
Net actuarial loss	$937	$783
Prior service credits	—	—
Amounts in Accumulated Other Comprehensive Loss (a)	$937	$783
(a)$696 million and $583 million, net of tax, at the end of 2022 and 2021, respectively.

TARGET CORPORATION	2022 Form 10-K	61

FINANCIAL STATEMENTS & SUPPLEMENTAL INFORMATION	Table of Contents
NOTES	Index to Financial Statements
24. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension		Total
January 29, 2022	$49		$(19)	$(583)		$(553)
Other comprehensive income / (loss) before reclassifications, net of tax	254		(4)	(159)		91
Amounts reclassified from AOCI, net of tax	(3)	(a)	—	46	(b)	43
January 28, 2023	$300		$(23)	$(696)		$(419)

(a)Represents amortization of gains and losses on cash flow hedges, net of taxes, which is recorded in Net Interest Expense.
(b)Represents amortization of pension gains and losses, net of $16 million of taxes, which is recorded in Net Other (Income) / Expense. See Note 23 for additional information.

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

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TARGET CORPORATION	2022 Form 10-K	62

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2023 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors
•General information about corporate governance and the Board—
◦Committees
◦Business ethics and conduct
•Stock ownership information—Delinquent Section 16(a) reports
•Questions and answers about the 2023 Annual Meeting—Access to information—Question 16
•Questions and answers about the 2023 Annual Meeting—Communications—Question 19

See also Part I, Item 1, Business of this Form 10-K.

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors—Director compensation
•Compensation Discussion and Analysis
•Compensation tables (exclusive of Compensation tables—Pay versus performance disclosure)
•Compensation & Human Capital Management Committee Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Stock ownership information—
◦Beneficial ownership of directors and executive officers
◦Beneficial ownership of Target’s largest shareholders
•Compensation tables—Equity compensation plan information

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sections of the Proxy Statement are incorporated herein by reference:

•General information about corporate governance and the Board—
◦Committees
◦Director independence
◦Policy on transactions with related persons

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two—Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm—Audit and non-audit fees

TARGET CORPORATION	2022 Form 10-K	63

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    Financial Statements

•Consolidated Statements of Operations for the Years Ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Statements of Comprehensive Income for the Years Ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Statements of Financial Position as of January 28, 2023, and January 29, 2022
•Consolidated Statements of Cash Flows for the Years Ended January 28, 2023, January 29, 2022, and January 30, 2021
•Consolidated Statements of Shareholders' Investment for the Years Ended January 28, 2023, January 29, 2022, and January 30, 2021
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 42)

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

TARGET CORPORATION	2022 Form 10-K	64

SUPPLEMENTAL INFORMATION	Table of Contents

b)    Exhibits (1)

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
4.1
Indenture, dated as of August 4, 2000 between Target Corporation and Bank One Trust Company, N.A. (filed as Exhibit 4.1 to Target's Current Report on Form 8-K on August 10, 2000 and incorporated herein by reference).

4.1.1
First Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of August 4, 2000 between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (filed as Exhibit 4.1 to Target’s Current Report on Form 8-K on May 1, 2007 and incorporated herein by reference).

4.2		Description of Securities (filed as Exhibit (4)D to Target's Annual Report on Form 10-K for the year ended January 30, 2021 and incorporated herein by reference).
10.1	*	Target Corporation Executive Officer Cash Incentive Plan (filed as Exhibit (10)A to Target's Annual Report on Form 10-K for the year ended January 30, 2021 and incorporated herein by reference).
10.2	*
Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (filed as Exhibit (10)B to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 and incorporated herein by reference).

10.2.1	*
Form of Amended and Restated Executive Non-Qualified Stock Option Agreement (filed as Exhibit (10)V to Target's Annual Report on Form 10-K for the year ended January 31, 2015 and incorporated herein by reference).

10.2.2	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement (filed as Exhibit (10)EE to Target's Current Report on Form 8-K on January 11, 2012 and incorporated herein by reference).
10.3	*
Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (filed as Exhibit (10)C to Target's Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 and incorporated herein by reference).

10.3.1	*	Form of Price-Vested Stock Option Agreement (filed as Exhibit (10)JJ to Target's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 and incorporated herein by reference).
10.4	*	Target Corporation 2020 Long-Term Incentive Plan (filed as Exhibit (10)D to Target's Current Report on Form 8-K on June 11, 2020 and incorporated herein by reference).
10.4.1	* **	Form of Restricted Stock Unit Agreement.
10.4.2	* **	Form of Performance-Based Restricted Stock Unit Agreement.
10.4.3	* **	Form of Performance Share Unit Agreement.
10.4.4	*
Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit (10)Y to Target's Quarterly Report on Form 10-Q for the quarter ended August 1, 2020 and incorporated herein by reference).

10.5	*
Target Corporation SPP I (2022 Plan Statement) (as amended and restated effective May 1, 2022) (filed as Exhibit (10)E to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 and incorporated herein by reference).

10.6	*
Target Corporation SPP II (2022 Plan Statement) (as amended and restated effective May 1, 2022) (filed as Exhibit (10)F to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 and incorporated herein by reference).

10.7	*
Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (filed as Exhibit (10)E to Target's Annual Report on Form 10-K for the year ended February 1, 2014 and incorporated herein by reference).

10.7.1	*
Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (filed as Exhibit (10)NN to Target's Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 and incorporated herein by reference).

10.8	*
Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (filed as Exhibit (10)F to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 and incorporated herein by reference).

10.9	* **	Target Corporation Officer EDCP (2023 Plan Statement) (as amended and restated effective January 1, 2023).

TARGET CORPORATION	2022 Form 10-K	65

SUPPLEMENTAL INFORMATION	Table of Contents

10.10	*	Target Corporation Deferred Compensation Plan Directors (filed as Exhibit (10)I to Target's Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference).
10.11	*
Target Corporation DDCP (2022 Plan Statement) (as amended and restated effective January 1, 2022) (filed as Exhibit (10)L to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021 and incorporated herein by reference).

10.12	*
Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (filed as Exhibit (10)L to Target's Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 and incorporated herein by reference).

10.13	*
Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (filed as Exhibit (10)A to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 and incorporated herein by reference).

10.14	*	Director Retirement Program (filed as Exhibit (10)O to Target's Annual Report on Form 10-K for the year ended January 29, 2005 and incorporated herein by reference).
10.15	*
Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)O to Target's Annual Report on Form 10-K for the year ended January 31, 2009 and incorporated herein by reference).

10.15.1	*
Amendment dated June 8, 2011 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)AA to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 and incorporated herein by reference).

10.15.2	*
Amendment dated October 25, 2017 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)MM to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 and incorporated herein by reference).

10.15.3	*
Amendment dated December 18, 2020 to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)S to Target's Annual Report on Form 10-K for the year ended January 30, 2021 and incorporated herein by reference).

10.16	*	Form of Cash Retention Award (filed as Exhibit (10)W to Target’s Annual Report on Form 10-K for the year ended February 2, 2013 and incorporated herein by reference).
10.17	* ‡
Aircraft Time Sharing Agreement as of October 4, 2022 among Target Corporation and Brian C. Cornell (filed as Exhibit (10)BB to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 and incorporated herein by reference).

10.18	*	Transition Agreement dated May 4, 2022 (filed as Exhibit (10)KK to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 and incorporated herein by reference).
10.19
Five-Year Credit Agreement dated as of October 18, 2021 among Target Corporation, Bank of America, N.A. as Administrative Agent and the Banks listed therein (filed as Exhibit (10)DD to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021 and incorporated herein by reference).

10.19.1	‡
Amendment No. 1 to Five-Year Credit Agreement dated as of October 25, 2022 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)EE to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 and incorporated herein by reference).

10.20	‡
364-Day Credit Agreement dated as of October 25, 2022 among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit (10)FF to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 and incorporated herein by reference).

10.21	+
Credit Card Program Agreement dated October 22, 2012 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)X to Target’s Quarterly Report on Form 10-Q/A for the quarter ended May 4, 2013 and incorporated herein by reference).

10.21.1	+
First Amendment dated February 24, 2015 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)II to Target's Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 and incorporated herein by reference).

10.21.2	+
Second Amendment dated November 19, 2019 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)HH to Target's Annual Report on Form 10-K for the year ended February 1, 2020 and incorporated herein by reference).

TARGET CORPORATION	2022 Form 10-K	66

SUPPLEMENTAL INFORMATION	Table of Contents

10.21.3	+
Third Amendment dated November 1, 2022 to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)JJ to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 and incorporated herein by reference).

10.22	+
Pharmacy Operating Agreement dated December 16, 2015 between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit (10)KK to Target's Annual Report on Form 10-K for the year ended January 30, 2016 and incorporated herein by reference).

10.22.1	+
First Amendment dated November 30, 2016 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit (10)CC to Target's Annual Report on Form 10-K for the year ended January 28, 2017 and incorporated herein by reference).

10.22.2
Second Amendment dated January 9, 2018 to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit (10)HH to Target's Annual Report on Form 10-K for the year ended February 3, 2018 and incorporated herein by reference).

21.1	**	List of Subsidiaries
23.1	**	Consent of Independent Registered Public Accounting Firm
24.1	**	Powers of Attorney
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________________________

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
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
(1)    Certain instruments defining the rights of holders of long-term debt securities of the Company have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon its request.

Item 16.    Form 10-K Summary

Not applicable.

TARGET CORPORATION	2022 Form 10-K	67

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Michael J. Fiddelke
Date: March 8, 2023		Michael J. Fiddelke Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Date: March 8, 2023	Brian C. Cornell Chair of the Board and Chief Executive Officer

/s/ Michael J. Fiddelke
Date: March 8, 2023	Michael J. Fiddelke Executive Vice President and Chief Financial Officer

/s/ Matthew A. Liegel
Date: March 8, 2023	Matthew A. Liegel Senior Vice President, Chief Accounting Officer and Controller

DAVID P. ABNEY DOUGLAS M. BAKER, JR. GEORGE S. BARRETT GAIL K. BOUDREAUX ROBERT L. EDWARDS MELANIE L. HEALEY	DONALD R. KNAUSS CHRISTINE A. LEAHY MONICA C. LOZANO GRACE PUMA DERICA W. RICE DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Michael J. Fiddelke, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Michael J. Fiddelke
Date: March 8, 2023		Michael J. Fiddelke Attorney-in-fact

TARGET CORPORATION	2022 Form 10-K	68