Form 10-Q
period 2023-04-29
TARGET CORP
filed 2023-05-26
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at May 19, 2023, were 461,559,612.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	April 29, 2023	April 30, 2022
Sales	$24,948	$24,830
Other revenue	374	340
Total revenue	25,322	25,170
Cost of sales	18,386	18,461
Selling, general and administrative expenses	5,025	4,762
Depreciation and amortization (exclusive of depreciation included in cost of sales)	583	601
Operating income	1,328	1,346
Net interest expense	147	112
Net other income	(23)	(15)
Earnings before income taxes	1,204	1,249
Provision for income taxes	254	240
Net earnings	$950	$1,009
Basic earnings per share	$2.06	$2.17
Diluted earnings per share	$2.05	$2.16
Weighted average common shares outstanding
Basic	460.9	464.0
Diluted	462.9	467.8
Antidilutive shares	1.2	—

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	April 29, 2023	April 30, 2022
Net earnings	$950	$1,009
Other comprehensive income, net of tax
Pension benefit liabilities	2	11
Cash flow hedges and currency translation adjustment	(5)	190
Other comprehensive income	(3)	201
Comprehensive income	$947	$1,210

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Cash and cash equivalents	$1,321	$2,229	$1,112
Inventory	12,616	13,499	15,083
Other current assets	1,836	2,118	1,758
Total current assets	15,773	17,846	17,953
Property and equipment
Land	6,493	6,231	6,164
Buildings and improvements	35,198	34,746	33,300
Fixtures and equipment	7,473	7,439	6,459
Computer hardware and software	3,067	3,039	2,588
Construction-in-progress	2,822	2,688	1,444
Accumulated depreciation	(22,657)	(22,631)	(21,285)
Property and equipment, net	32,396	31,512	28,670
Operating lease assets	2,640	2,657	2,571
Other noncurrent assets	1,341	1,320	1,648
Total assets	$52,150	$53,335	$50,842
Liabilities and shareholders’ investment
Accounts payable	$11,935	$13,487	$14,053
Accrued and other current liabilities	5,732	5,883	5,582
Current portion of long-term debt and other borrowings	200	130	1,089
Total current liabilities	17,867	19,500	20,724
Long-term debt and other borrowings	16,010	16,009	13,379
Noncurrent operating lease liabilities	2,621	2,638	2,581
Deferred income taxes	2,289	2,196	1,752
Other noncurrent liabilities	1,758	1,760	1,632
Total noncurrent liabilities	22,678	22,603	19,344
Shareholders’ investment
Common stock	38	38	39
Additional paid-in capital	6,541	6,608	5,592
Retained earnings	5,448	5,005	5,495
Accumulated other comprehensive loss	(422)	(419)	(352)
Total shareholders’ investment	11,605	11,232	10,774
Total liabilities and shareholders’ investment	$52,150	$53,335	$50,842
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 461,552,843, 460,346,947, and 463,683,711 shares issued and outstanding as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	April 29, 2023	April 30, 2022
Operating activities
Net earnings	$950	$1,009
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	667	679
Share-based compensation expense	43	83
Deferred income taxes	95	115
Noncash losses / (gains) and other, net	(11)	52
Changes in operating accounts:
Inventory	883	(1,181)
Other assets	34	(86)
Accounts payable	(1,463)	(1,560)
Accrued and other liabilities	67	(505)
Cash provided by (required for) operating activities	1,265	(1,394)
Investing activities
Expenditures for property and equipment	(1,605)	(952)
Proceeds from disposal of property and equipment	2	2
Other investments	1	2
Cash required for investing activities	(1,602)	(948)
Financing activities
Change in commercial paper, net	90	945
Reductions of long-term debt	(46)	(48)
Dividends paid	(497)	(424)
Repurchase of stock	—	(10)
Accelerated share repurchase pending final settlement	—	(2,750)
Shares withheld for taxes on share-based compensation	(118)	(171)
Stock option exercises	—	1
Cash required for financing activities	(571)	(2,457)
Net decrease in cash and cash equivalents	(908)	(4,799)
Cash and cash equivalents at beginning of period	2,229	5,911
Cash and cash equivalents at end of period	$1,321	$1,112
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$15	$62
Leased assets obtained in exchange for new operating lease liabilities	54	59

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774
Net earnings	—	—	—	183	—	183
Other comprehensive loss	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(502)	—	(502)
Repurchase of stock	(3.6)	(1)	870	(755)	—	114
Stock options and awards	0.1	—	40	—	—	40
July 30, 2022	460.2	$38	$6,502	$4,421	$(369)	$10,592
Net earnings	—	—	—	712	—	712
Other comprehensive income	—	—	—	—	161	161
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	0.1	—	56	—	—	56
October 29, 2022	460.3	$38	$6,558	$4,631	$(208)	$11,019
Net earnings	—	—	—	876	—	876
Other comprehensive loss	—	—	—	—	(211)	(211)
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	—	—	50	—	—	50
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232

TARGET CORPORATION	Q1 2023 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605

We declared $1.08 and $0.90 dividends per share for the three months ended April 29, 2023, and April 30, 2022, and $4.14 per share for the fiscal year ended January 28, 2023.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2023 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our most recent Form 10-K.

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

TARGET CORPORATION	Q1 2023 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended
(millions)	April 29, 2023	April 30, 2022
Apparel & accessories (a)	$3,967	$4,239
Beauty & household essentials (b)	7,682	7,053
Food & beverage (c)	5,997	5,505
Hardlines (d)	3,391	3,713
Home furnishings & décor (e)	3,855	4,271
Other	56	49
Sales	24,948	24,830

Credit card profit sharing	174	185
Other	200	155
Other revenue	374	340

Total revenue	$25,322	$25,170
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of April 29, 2023, January 28, 2023, and April 30, 2022, the accrual for estimated returns was $206 million, $174 million, and $204 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 28, 2023	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	April 29, 2023
(millions)
Gift card liability (a)	$1,240	$268	$(481)	$1,027
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Other Revenue

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

TARGET CORPORATION	Q1 2023 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Other — Includes advertising revenue, Shipt membership and service revenues, commissions earned on third-party sales through Target.com, rental income, and other miscellaneous revenues.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$408	$1,343	$182
Prepaid forward contracts	Other Current Assets	Level 1	25	27	37
Interest rate swaps	Other Current Assets	Level 2	—	—	41
Interest rate swaps	Other Noncurrent Assets	Level 2	7	7	292
Liabilities
Interest rate swaps	Other Noncurrent Liabilities	Level 2	72	81	27

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	April 29, 2023		January 28, 2023		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,144	$13,672	$14,141	$13,688	$11,549	$11,466
(a)The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b)The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for the same or similar types of financial instruments and would be classified as Level 2. These amounts exclude commercial paper, fair value hedge adjustments, and lease liabilities.

4. Supplier Finance Programs

We have arrangements with several financial institutions to act as our paying agents to certain vendors. The arrangements also permit the financial institutions to provide vendors with an option, at our vendors' sole discretion, to sell their receivables from Target to the financial institutions. A vendor’s election to receive early payment at a discounted amount from the financial institutions does not change the amount that we must remit to the financial institutions or our payment date, which is up to 120 days from the invoice date.

We do not pay any fees or pledge any security to these financial institutions under these arrangements. The arrangements can be terminated by either party with notice ranging up to 120 days.

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.3 billion, $3.4 billion, and $4.4 billion as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which may be lower.

5. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. For the three months ended April 29, 2023 and April 30, 2022, the maximum amounts outstanding were $90 million and $1.1 billion, respectively, and the average daily amounts outstanding were $2 million and $291 million, respectively, at a weighted average annual interest rate of 4.8 percent and 0.4 percent, respectively. As of April 29, 2023 and April 30, 2022, $90 million and $945 million, respectively, were outstanding and are classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statements of Financial Position.

TARGET CORPORATION	Q1 2023 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

6. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of April 29, 2023 and January 28, 2023, and $1.50 billion as of April 30, 2022. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended April 29, 2023 and April 30, 2022.

During the first quarter of 2023, we amended certain of our interest rate swaps, with notional amounts totaling $1.25 billion, to replace the London Interbank Offered Rate (LIBOR) with the daily Secured Overnight Financing Rate (SOFR) as part of our planned reference rate reform activities. These amendments did not result in any change to our application of hedge accounting or any impact to our consolidated financial statements.

We were party to forward-starting interest rate swaps with notional amounts totaling $2.15 billion as of April 30, 2022. During 2022, we terminated all remaining forward-starting interest rate swap agreements. The resulting gains upon termination were recorded in Accumulated Other Comprehensive Loss and will be recognized as a reduction to Net Interest Expense over the respective term of the debt.

Effect of Hedges on Debt (millions)	April 29, 2023	January 28, 2023	April 30, 2022
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,376	$2,366	$1,468
Cumulative hedging adjustments, included in carrying amount	(65)	(74)	(27)

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	April 29, 2023	April 30, 2022
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swap designated as fair value hedges	$9	$(104)
Hedged debt	(9)	104
Gain on cash flow hedges recognized in Net Interest Expense	6	—
Total	$6	$—

TARGET CORPORATION	Q1 2023 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
7. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions. We did not repurchase any of our shares during the three months ended April 29, 2023.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	April 29, 2023	April 30, 2022
Number of shares purchased	—	0.1
Average price paid per share	$—	$208.60
Total investment	$—	$10
Note: This table excludes activity related to the ASR arrangement described below because final settlement had not occurred as of April 30, 2022.

During the first quarter of 2022, we entered into an ASR arrangement to repurchase up to $2.75 billion of our common stock. Under the agreement, we paid $2.75 billion and received an initial delivery of 8.9 million shares, which were retired, resulting in a $2.0 billion reduction to Retained Earnings. As of April 30, 2022, $751 million was included in the Consolidated Statement of Financial Position as a reduction to Additional Paid-in Capital. Final settlement occurred during the second quarter of 2022. In total, under the ASR arrangement, we repurchased 12.5 million shares for a total cash investment of $2.6 billion.

8. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	April 29, 2023	April 30, 2022
Service cost benefits earned	SG&A	$20	$23
Interest cost on projected benefit obligation	Net Other Income	41	29
Expected return on assets	Net Other Income	(67)	(59)
Amortization of losses	Net Other Income	—	15
Prior service cost	Net Other Income	3	—
Total		$(3)	$8

9. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 28, 2023	$300	$(23)	$(696)	$(419)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	—	—
Amounts reclassified from AOCI, net of tax	(5)	—	2	(3)
April 29, 2023	$295	$(23)	$(694)	$(422)

TARGET CORPORATION	Q1 2023 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2023 included the following notable items:

•GAAP and Adjusted diluted earnings per share were $2.05.
•Total revenue was $25.3 billion, an increase of 0.6 percent, reflecting total sales growth of 0.5 percent and a 10.2 percent increase in other revenue.
•Comparable sales were flat, reflecting a 0.9 percent increase in traffic and a (0.9) percent decrease in average transaction amount.
◦Comparable stores originated sales grew 0.7 percent.
◦Comparable digitally originated sales declined (3.4) percent.
•Operating income of $1.3 billion was (1.4) percent lower than the comparable prior-year period. See Business Environment below for additional information.

Cash flow provided by operating activities was $1.3 billion for the three months ended April 29, 2023, compared with $(1.4) billion cash flow required for operating activities for the three months ended April 30, 2022. The drivers of the operating cash flow increase are described on page 20.

Earnings Per Share	Three Months Ended
	April 29, 2023	April 30, 2022	Change
GAAP diluted earnings per share	$2.05	$2.16	(4.8)%
Adjustments	—	0.03
Adjusted diluted earnings per share	$2.05	$2.19	(6.2)%
Note: Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended April 29, 2023, after-tax ROIC was 11.4 percent, compared with 25.3 percent for the trailing twelve months ended April 30, 2022. The calculation of ROIC is provided on page 19.

Business Environment

During the first quarter of 2023, sales growth in our Frequency categories (Beauty & Household Essentials and Food & Beverage) was offset by decreases in our Discretionary categories (Apparel & Accessories, Hardlines, and Home Furnishings & Decor). Inventory as of April 29, 2023 decreased compared with January 28, 2023 and April 30, 2022. This decrease was driven by actions we took during 2022 and strategies we employed to align inventories with sales trends, as well as improvements in the supply chain that reduced in-transit inventory. These improvements have resulted in a reduction in costs related to managing elevated inventory levels and reduced our working capital investment. In addition, we experienced a significant decrease in freight costs due to a decline in freight rates compared to 2022.

We continue to experience higher inventory shrink, as a percentage of sales, relative to historical levels — including significantly higher shrink rates at certain stores. We believe that this trend is pervasive across the retail industry. Increased shrink has had, and if current trends persist will continue to have, an adverse impact on our results of operations, including potential impairment of our long-lived assets.

The Gross Margin Rate analysis on page 16 and the Inventory section on page 20 provide additional information.

TARGET CORPORATION	Q1 2023 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Change
Sales	$24,948	$24,830	0.5%
Other revenue	374	340	10.2
Total revenue	25,322	25,170	0.6
Cost of sales	18,386	18,461	(0.4)
Selling, general and administrative expenses	5,025	4,762	5.5
Depreciation and amortization (exclusive of depreciation included in cost of sales)	583	601	(3.0)
Operating income	$1,328	$1,346	(1.4)%

Rate Analysis	Three Months Ended
	April 29, 2023	April 30, 2022
Gross margin rate	26.3%	25.7%
SG&A expense rate	19.8	18.9
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.3	2.4
Operating income margin rate	5.2	5.3
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

Sales growth—from both comparable sales and new stores—represents an important driver of our long-term profitability. We expect that comparable sales growth will drive the majority of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will, over the long-term, drive both increasing shopping frequency (number of transactions, or "traffic") and the amount spent each visit (average transaction amount).

Comparable Sales	Three Months Ended
	April 29, 2023	April 30, 2022
Comparable sales change	0.0%	3.3%
Drivers of change in comparable sales
Number of transactions (traffic)	0.9	3.9
Average transaction amount	(0.9)	(0.6)

TARGET CORPORATION	Q1 2023 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales by Channel	Three Months Ended
	April 29, 2023	April 30, 2022
Stores originated comparable sales change	0.7%	3.4%
Digitally originated comparable sales change	(3.4)	3.2

Sales by Channel	Three Months Ended
	April 29, 2023	April 30, 2022
Stores originated	82.5%	81.8%
Digitally originated	17.5	18.2
Total	100%	100%

Sales by Fulfillment Channel	Three Months Ended
	April 29, 2023	April 30, 2022
Stores	97.2%	96.5%
Other	2.8	3.5
Total	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended
	April 29, 2023	April 30, 2022
Apparel & accessories	16%	17%
Beauty & household essentials	31	29
Food & beverage	24	22
Hardlines	14	15
Home furnishings & décor	15	17
Total	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. For the three months ended April 29, 2023 and April 30, 2022, total RedCard Penetration was 19.0 percent and 20.3 percent, respectively.

TARGET CORPORATION	Q1 2023 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Gross Margin Rate

For the three months ended April 29, 2023, our gross margin rate was 26.3 percent compared with 25.7 percent in the comparable prior-year period. The increase reflected the net impact of

•merchandising benefit, including
◦lower freight costs;
◦retail price increases; and
◦lower clearance markdown rates compared with the prior-year, which included the impact of inventory impairments and other actions;
•lower digital fulfillment costs due to a decrease in digital volume and a beneficial mix of sales fulfilled through lower-cost same-day fulfillment options; and
•higher inventory shrink.

Business Environment on page 13 provides additional information.

Selling, General, and Administrative Expense Rate

For the three months ended April 29, 2023, our SG&A expense rate was 19.8 percent compared with 18.9 percent for the comparable prior-year period. The increase reflected the net impact of cost increases across our business, including investments in team member pay and benefits.

Store Data

Change in Number of Stores	Three Months Ended
	April 29, 2023	April 30, 2022
Beginning store count	1,948	1,926
Opened	6	7
Closed	—	—
Ending store count	1,954	1,933

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	April 29, 2023	January 28, 2023	April 30, 2022	April 29, 2023	January 28, 2023	April 30, 2022
170,000 or more sq. ft.	274	274	274	48,985	48,985	49,071
50,000 to 169,999 sq. ft.	1,530	1,527	1,519	191,543	191,241	190,461
49,999 or less sq. ft.	150	147	140	4,465	4,358	4,147
Total	1,954	1,948	1,933	244,993	244,584	243,679
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

TARGET CORPORATION	Q1 2023 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
Other Performance Factors

Net Interest Expense

Net interest expense was $147 million for the three months ended April 29, 2023 and $112 million for the three months ended April 30, 2022. The increase in net interest expense was primarily due to higher average debt levels in addition to higher floating interest rates for the three months ended April 29, 2023 compared with the prior-year period.

Provision for Income Taxes

Our effective income tax rate for the three months ended April 29, 2023 was 21.1 percent, compared with 19.2 percent in the comparable prior-year period. The increase reflects higher discrete tax benefits in the prior-year, primarily related to share-based compensation.

TARGET CORPORATION	Q1 2023 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	April 29, 2023			April 30, 2022
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$2.05			$2.16
Adjustments
Other (a)	$—	$—	$—	$20	$15	$0.03
Adjusted diluted earnings per share			$2.05			$2.19
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

EBIT and EBITDA	Three Months Ended
(dollars in millions)	April 29, 2023	April 30, 2022	Change
Net earnings	$950	$1,009	(5.8)%
+ Provision for income taxes	254	240	6.0
+ Net interest expense	147	112	31.2
EBIT	$1,351	$1,361	(0.7)%
+ Total depreciation and amortization (a)	667	679	(1.8)
EBITDA	$2,018	$2,040	(1.1)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2023 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	April 29, 2023	April 30, 2022
Operating income	$3,830	$7,918
+ Net other income	57	55
EBIT	3,887	7,973
+ Operating lease interest (a)	96	87
- Income taxes (b)	770	1,804
Net operating profit after taxes	$3,213	$6,256

Denominator	April 29, 2023	April 30, 2022	May 1, 2021
Current portion of long-term debt and other borrowings	$200	$1,089	$1,173
+ Noncurrent portion of long-term debt	16,010	13,379	11,509
+ Shareholders' investment	11,605	10,774	14,959
+ Operating lease liabilities (c)	2,921	2,854	2,563
- Cash and cash equivalents	1,321	1,112	7,816
Invested capital	$29,415	$26,984	$22,388
Average invested capital (d)	$28,199	$24,686

After-tax return on invested capital	11.4%	25.3%
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
(b)Calculated using the effective tax rates, which were 19.3 percent and 22.4 percent for the trailing twelve months ended April 29, 2023 and April 30, 2022, respectively. For the trailing twelve months ended April 29, 2023 and April 30, 2022, includes tax effect of $0.8 billion and $1.8 billion, respectively, related to EBIT and $18 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q1 2023 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $1.3 billion, $2.2 billion, and $1.1 billion as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively. Our cash and cash equivalents balance included short-term investments of $408 million, $1.3 billion, and $182 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $1.3 billion for the three months ended April 29, 2023, compared with $(1.4) billion of cash flows required for operating activities for the three months ended April 30, 2022. For the three months ended April 29, 2023, operating cash flows increased as a result of an improvement in working capital, including lower inventory levels, compared with the three months ended April 30, 2022.

Inventory

Inventory was $12.6 billion as of April 29, 2023, compared with $13.5 billion and $15.1 billion at January 28, 2023 and April 30, 2022, respectively. The decrease over the balance as of April 30, 2022 primarily reflects actions taken to align inventory levels with sales trends, as well as improvements in the supply chain that reduced in-transit inventory.

The Business Environment section on page 13 provides additional information.

Investing Cash Flows

Investing cash flows included capital investments of $1.6 billion and $1.0 billion for the three months ended April 29, 2023 and April 30, 2022, respectively. The increase primarily reflects real estate acquisitions for new store and supply chain sites and timing of remodel activity.

Dividends

We paid dividends totaling $497 million ($1.08 per share) for the three months ended April 29, 2023, and $424 million ($0.90 per share) for the three months ended April 30, 2022, a per share increase of 20.0 percent. We declared dividends totaling $507 million ($1.08 per share) during the first quarter of 2023 and $426 million ($0.90 per share) during the first quarter of 2022, a per share increase of 20.0 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the three months ended April 29, 2023. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 7 to the Financial Statements for more information.

TARGET CORPORATION	Q1 2023 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of April 29, 2023, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2023 and October 2027, respectively, backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2023 or 2022. We had $90 million and $945 million outstanding under our commercial paper program as of April 29, 2023 and April 30, 2022, respectively. Note 5 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of April 29, 2023, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2023 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “may,” “could,” “believe,” “would,” “might,” “anticipates,” or similar words. The principal forward-looking statements in this report include: our financial performance, statements regarding the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 28, 2023, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended January 28, 2023.

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

TARGET CORPORATION	Q1 2023 Form 10-Q	22

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2023, Target Corporation and certain of its officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of Target about its business model, strategy, and inventory. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Target common stock between August 18, 2021 and May 17, 2022. The plaintiff seeks damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors about Target’s business model, strategy, and inventory and that such conduct affected the value of Target common stock. Target intends to vigorously defend this lawsuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of April 29, 2023, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended April 29, 2023 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2023 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
10.21.4	** +	Letter Agreement dated March 8, 2023 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.
+
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

TARGET CORPORATION	Q1 2023 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 26, 2023	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q1 2023 Form 10-Q	25