Form 10-Q
period 2023-07-29
TARGET CORP
filed 2023-08-25
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at August 18, 2023, were 461,605,464.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Sales	$24,384	$25,653	$49,332	$50,483
Other revenue	389	384	763	724
Total revenue	24,773	26,037	50,095	51,207
Cost of sales	17,798	20,142	36,184	38,603
Selling, general and administrative expenses	5,184	5,002	10,209	9,764
Depreciation and amortization (exclusive of depreciation included in cost of sales)	594	572	1,177	1,173
Operating income	1,197	321	2,525	1,667
Net interest expense	141	112	288	224
Net other income	(16)	(8)	(39)	(23)
Earnings before income taxes	1,072	217	2,276	1,466
Provision for income taxes	237	34	491	274
Net earnings	$835	$183	$1,785	$1,192
Basic earnings per share	$1.81	$0.40	$3.87	$2.57
Diluted earnings per share	$1.80	$0.39	$3.86	$2.55
Weighted average common shares outstanding
Basic	461.6	461.5	461.3	463.8
Diluted	462.5	463.6	462.7	466.8
Antidilutive shares	2.9	1.3	2.4	1.0

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings	$835	$183	$1,785	$1,192
Other comprehensive income, net of tax
Pension benefit liabilities	1	11	3	22
Cash flow hedges and currency translation adjustment	(4)	(28)	(9)	162
Other comprehensive income (loss)	(3)	(17)	(6)	184
Comprehensive income	$832	$166	$1,779	$1,376

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Cash and cash equivalents	$1,617	$2,229	$1,117
Inventory	12,684	13,499	15,320
Other current assets	1,797	2,118	2,016
Total current assets	16,098	17,846	18,453
Property and equipment
Land	6,504	6,231	6,161
Buildings and improvements	35,889	34,746	33,694
Fixtures and equipment	7,936	7,439	6,744
Computer hardware and software	3,178	3,039	2,684
Construction-in-progress	2,641	2,688	2,245
Accumulated depreciation	(23,201)	(22,631)	(21,708)
Property and equipment, net	32,947	31,512	29,820
Operating lease assets	2,840	2,657	2,542
Other noncurrent assets	1,321	1,320	1,655
Total assets	$53,206	$53,335	$52,470
Liabilities and shareholders’ investment
Accounts payable	$12,278	$13,487	$14,891
Accrued and other current liabilities	5,948	5,883	5,905
Current portion of long-term debt and other borrowings	1,106	130	1,649
Total current liabilities	19,332	19,500	22,445
Long-term debt and other borrowings	14,926	16,009	13,453
Noncurrent operating lease liabilities	2,798	2,638	2,543
Deferred income taxes	2,334	2,196	1,862
Other noncurrent liabilities	1,826	1,760	1,575
Total noncurrent liabilities	21,884	22,603	19,433
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	6,610	6,608	6,502
Retained earnings	5,767	5,005	4,421
Accumulated other comprehensive loss	(425)	(419)	(369)
Total shareholders’ investment	11,990	11,232	10,592
Total liabilities and shareholders’ investment	$53,206	$53,335	$52,470
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 461,600,640, 460,346,947, and 460,236,393 shares issued and outstanding as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	July 29, 2023	July 30, 2022
Operating activities
Net earnings	$1,785	$1,192
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,350	1,329
Share-based compensation expense	107	122
Deferred income taxes	141	227
Noncash losses / (gains) and other, net	11	108
Changes in operating accounts:
Inventory	815	(1,418)
Other assets	62	(179)
Accounts payable	(1,137)	(784)
Accrued and other liabilities	264	(644)
Cash provided by (required for) operating activities	3,398	(47)
Investing activities
Expenditures for property and equipment	(2,825)	(2,523)
Proceeds from disposal of property and equipment	6	4
Other investments	(2)	1
Cash required for investing activities	(2,821)	(2,518)
Financing activities
Change in commercial paper, net	—	1,545
Reductions of long-term debt	(72)	(113)
Dividends paid	(996)	(842)
Repurchase of stock	—	(2,646)
Shares withheld for taxes on share-based compensation	(121)	(175)
Stock option exercises	—	2
Cash required for financing activities	(1,189)	(2,229)
Net decrease in cash and cash equivalents	(612)	(4,794)
Cash and cash equivalents at beginning of period	2,229	5,911
Cash and cash equivalents at end of period	$1,617	$1,117
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$20	$107
Leased assets obtained in exchange for new operating lease liabilities	337	97

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774
Net earnings	—	—	—	183	—	183
Other comprehensive loss	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(502)	—	(502)
Repurchase of stock	(3.6)	(1)	870	(755)	—	114
Stock options and awards	0.1	—	40	—	—	40
July 30, 2022	460.2	$38	$6,502	$4,421	$(369)	$10,592
Net earnings	—	—	—	712	—	712
Other comprehensive income	—	—	—	—	161	161
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	0.1	—	56	—	—	56
October 29, 2022	460.3	$38	$6,558	$4,631	$(208)	$11,019
Net earnings	—	—	—	876	—	876
Other comprehensive loss	—	—	—	—	(211)	(211)
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	—	—	50	—	—	50
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232

TARGET CORPORATION	Q2 2023 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605
Net earnings	—	—	—	835	—	835
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	—	—	69	—	—	69
July 29, 2023	461.6	$38	$6,610	$5,767	$(425)	$11,990

We declared $1.10 and $1.08 dividends per share for the three months ended July 29, 2023 and July 30, 2022, respectively, and $4.14 per share for the fiscal year ended January 28, 2023.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2023 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q2 2023 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended		Six Months Ended
(millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Apparel & accessories (a)	$4,101	$4,617	$8,068	$8,856
Beauty & household essentials (b)	7,513	7,208	15,195	14,261
Food & beverage (c)	5,392	5,268	11,389	10,773
Hardlines (d)	3,383	3,866	6,774	7,579
Home furnishings & décor (e)	3,955	4,647	7,810	8,918
Other	40	47	96	96
Sales	24,384	25,653	49,332	50,483

Credit card profit sharing	169	181	343	366
Other	220	203	420	358
Other revenue	389	384	763	724

Total revenue	$24,773	$26,037	$50,095	$51,207
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of July 29, 2023, January 28, 2023, and July 30, 2022, the accrual for estimated returns was $177 million, $174 million, and $175 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 28, 2023	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	July 29, 2023
(millions)
Gift card liability (a)	$1,240	$399	$(679)	$960
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q2 2023 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$739	$1,343	$189
Prepaid forward contracts	Other Current Assets	Level 1	23	27	26
Interest rate swaps	Other Current Assets	Level 2	—	—	34
Interest rate swaps	Other Noncurrent Assets	Level 2	—	7	290
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	6	—	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	130	81	6

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	July 29, 2023		January 28, 2023		July 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,147	$13,344	$14,141	$13,688	$11,511	$11,529
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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.7 billion, $3.4 billion, and $4.6 billion as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which may be lower.

TARGET CORPORATION	Q2 2023 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $33 million for the three and six months ended July 29, 2023. We recognized impairment charges of $27 million and $50 million for the three and six months ended July 30, 2022, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. For the six months ended July 29, 2023 and July 30, 2022, the maximum amounts outstanding were $90 million and $1.5 billion, respectively, and the average daily amounts outstanding were $2 million and $538 million, respectively, at a weighted average annual interest rate of 4.9 percent and 1.1 percent, respectively. No balances were outstanding as of July 29, 2023. As of July 30, 2022, $1.5 billion was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statements of Financial Position.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of July 29, 2023 and January 28, 2023, and $2.25 billion as of July 30, 2022. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended July 29, 2023 and July 30, 2022.

During 2023, we amended interest rate swaps with notional amounts totaling $1.5 billion to replace the London Interbank Offered Rate (LIBOR) with the daily Secured Overnight Financing Rate (SOFR) as part of our planned reference rate reform activities. These amendments did not result in any change to our application of hedge accounting or any impact to our consolidated financial statements.

We were party to forward-starting interest rate swaps with notional amounts totaling $2.15 billion as of July 30, 2022. During 2022, we terminated all remaining forward-starting interest rate swap agreements. The resulting gains upon termination were recorded in Accumulated Other Comprehensive Loss and will be recognized as a reduction to Net Interest Expense over the respective term of the debt.

Effect of Hedges on Debt (millions)	July 29, 2023	January 28, 2023	July 30, 2022
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,305	$2,366	$2,263
Cumulative hedging adjustments, included in carrying amount	(136)	(74)	22

TARGET CORPORATION	Q2 2023 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(71)	$49	$(62)	$(55)
Hedged debt	71	(49)	62	55
Gain on cash flow hedges recognized in Net Interest Expense	6	—	12	—
Total	$6	$—	$12	$—

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions. We did not repurchase any of our shares during the six months ended July 29, 2023.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	July 29, 2023	July 30, 2022 (a)	July 29, 2023	July 30, 2022 (a)
Number of shares purchased	—	12.5	—	12.5
Average price paid per share	$—	$211.58	$—	$211.57
Total investment	$—	$2,636	$—	$2,646
(a)    Includes activity related to the ASR arrangement that we entered into during the first quarter of 2022 because final settlement occurred in the second quarter of 2022. Under the ASR arrangement, we repurchased 12.5 million shares for a total cash investment of $2.6 billion. We did not enter into an ASR arrangement during any other periods presented.

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Service cost benefits earned	SG&A	$19	$23	$39	$46
Interest cost on projected benefit obligation	Net Other Income	42	30	83	59
Expected return on assets	Net Other Income	(67)	(58)	(134)	(117)
Amortization of losses	Net Other Income	1	15	1	30
Prior service cost	Net Other Income	8	10	11	10
Total		$3	$20	$—	$28

TARGET CORPORATION	Q2 2023 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 28, 2023	$300	$(23)	$(696)	$(419)
Amounts reclassified from AOCI, net of tax	(9)	—	3	(6)
July 29, 2023	$291	$(23)	$(693)	$(425)

TARGET CORPORATION	Q2 2023 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2023 included the following notable items:

•GAAP and Adjusted diluted earnings per share were $1.80.
•Total revenue was $24.8 billion, a decrease of (4.9) percent, reflecting a total sales decrease of (4.9) percent and a 1.3 percent increase in other revenue.
•Comparable sales decreased (5.4) percent, reflecting a (4.8) percent decrease in traffic and a (0.7) percent decrease in average transaction amount.
◦Comparable stores-originated sales declined (4.3) percent.
◦Comparable digitally-originated sales declined (10.5) percent.
•Operating income of $1.2 billion was 273.0 percent higher than the comparable prior-year period. See Business Environment below for additional information.

Cash flow provided by operating activities was $3.4 billion for the six months ended July 29, 2023, compared with $47 million cash flow required for operating activities for the six months ended July 30, 2022. The drivers of the operating cash flow increase are described on page 21.

Earnings Per Share	Three Months Ended			Six Months Ended
	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
GAAP diluted earnings per share	$1.80	$0.39	357.6%	$3.86	$2.55	51.1%
Adjustments	—	—		—	0.03
Adjusted diluted earnings per share	$1.80	$0.39	357.6%	$3.86	$2.59	49.2%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended July 29, 2023, after-tax ROIC was 13.7 percent, compared with 18.4 percent for the trailing twelve months ended July 30, 2022. The calculation of ROIC is provided on page 20.

Business Environment

During the first two quarters of 2023, sales growth in our Frequency categories (Beauty & Household Essentials and Food & Beverage) was more than offset by accelerating decreases in our Discretionary categories (Apparel & Accessories, Hardlines, and Home Furnishings & Décor). This trend of decreased Discretionary category sales began in 2022. In response to this trend, during 2022 we took actions and employed strategies to align inventories with sales trends. These actions, as well as improvements in the supply chain, have resulted in decreased inventory as of July 29, 2023 compared with January 28, 2023 and July 30, 2022. These actions and improvements have also resulted in a reduction in costs related to managing elevated inventory levels and reduced our working capital investment.

Along with supply chain improvements, we have experienced a significant decrease in freight costs due to a decline in freight rates compared to 2022. We have also experienced lower digital fulfillment costs due to a decrease in digital sales and a continued shift by our guests to lower-cost same-day fulfillment options.

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

The Gross Margin Rate analysis on page 17 and the Inventory section on page 21 provide additional information.

TARGET CORPORATION	Q2 2023 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
Sales	$24,384	$25,653	(4.9)%	$49,332	$50,483	(2.3)%
Other revenue	389	384	1.3	763	724	5.5
Total revenue	24,773	26,037	(4.9)	50,095	51,207	(2.2)
Cost of sales	17,798	20,142	(11.6)	36,184	38,603	(6.3)
Selling, general and administrative expenses	5,184	5,002	3.6	10,209	9,764	4.6
Depreciation and amortization (exclusive of depreciation included in cost of sales)	594	572	3.9	1,177	1,173	0.4
Operating income	$1,197	$321	273.0%	$2,525	$1,667	51.5%

Rate Analysis	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gross margin rate	27.0%	21.5%	26.7%	23.5%
SG&A expense rate	20.9	19.2	20.4	19.1
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.4	2.2	2.3	2.3
Operating income margin rate	4.8	1.2	5.0	3.3
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

TARGET CORPORATION	Q2 2023 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Comparable sales change	(5.4)%	2.6%	(2.8)%	3.0%
Drivers of change in comparable sales
Number of transactions (traffic)	(4.8)	2.7	(2.0)	3.3
Average transaction amount	(0.7)	0.0	(0.8)	(0.3)

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stores originated comparable sales change	(4.3)%	1.3%	(1.8)%	2.3%
Digitally originated comparable sales change	(10.5)	9.0	(7.0)	6.1

Sales by Channel	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stores originated	83.1%	82.1%	82.8%	81.9%
Digitally originated	16.9	17.9	17.2	18.1
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stores	97.6%	96.6%	97.4%	96.6%
Other	2.4	3.4	2.6	3.4
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Apparel & accessories	17%	18%	16%	18%
Beauty & household essentials	31	28	31	28
Food & beverage	22	21	23	21
Hardlines	14	15	14	15
Home furnishings & décor	16	18	16	18
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. For the three months ended July 29, 2023 and July 30, 2022, total RedCard Penetration was 18.6 percent and 20.1 percent, respectively. For the six months ended July 29, 2023 and July 30, 2022, total RedCard Penetration was 18.8 percent and 20.2 percent, respectively.

TARGET CORPORATION	Q2 2023 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Gross Margin Rate

Quarter-to-Date

Year-to-Date

For the three months ended July 29, 2023, our gross margin rate was 27.0 percent compared with 21.5 percent in the comparable prior-year period. For the six months ended July 29, 2023, our gross margin rate was 26.7 percent compared with 23.5 percent in the comparable prior-year period. For both the three and six months ended July 29, 2023, the increase reflected the net impact of

•merchandising benefit, including
◦lower clearance and promotional markdown rates and other costs compared with the prior-year, which included the impact of inventory impairments and other actions;
◦lower freight costs; and
◦retail price increases;
•lower digital fulfillment costs due to a decrease in digital volume and a shift by our guests to lower-cost same-day fulfillment options; and
•higher inventory shrink.

Business Environment on page 14 provides additional information.

TARGET CORPORATION	Q2 2023 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Selling, General, and Administrative Expense Rate

For the three months ended July 29, 2023, our SG&A expense rate was 20.9 percent compared with 19.2 percent for the comparable prior-year period. For the six months ended July 29, 2023, our SG&A expense rate was 20.4 percent compared with 19.1 percent for the comparable prior-year period. The increase reflected the deleveraging impact of lower sales and the net impact of cost increases across our business, including investments in team member pay and benefits.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Beginning store count	1,954	1,933	1,948	1,926
Opened	5	5	11	12
Closed	(4)	(1)	(4)	(1)
Ending store count	1,955	1,937	1,955	1,937

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	July 29, 2023	January 28, 2023	July 30, 2022	July 29, 2023	January 28, 2023	July 30, 2022
170,000 or more sq. ft.	274	274	273	48,995	48,985	48,798
50,000 to 169,999 sq. ft.	1,534	1,527	1,521	191,947	191,241	190,734
49,999 or less sq. ft.	147	147	143	4,404	4,358	4,256
Total	1,955	1,948	1,937	245,346	244,584	243,788
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $141 million and $288 million for the three and six months ended July 29, 2023, respectively, compared with $112 million and $224 million in the respective comparable prior-year periods. The increase in net interest expense was primarily due to higher average debt levels in addition to higher floating interest rates for the three and six months ended July 29, 2023 compared with the prior-year periods.

Provision for Income Taxes

Our effective income tax rate for the three and six months ended July 29, 2023 was 22.2 percent and 21.6 percent, respectively, compared with 15.8 percent and 18.7 percent in the respective comparable prior-year periods.The increase reflects higher pretax earnings in the current year, resulting in a smaller tax rate benefit from ongoing and discrete tax items.

TARGET CORPORATION	Q2 2023 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	July 29, 2023			July 30, 2022
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP and adjusted diluted earnings per share			$1.80			$0.39

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended
	July 29, 2023			July 30, 2022
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$3.86			$2.55
Adjustments
Other (a)	$—	$—	$—	$20	$15	$0.03
Adjusted diluted earnings per share			$3.86			$2.59
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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions)	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
Net earnings	$835	$183	356.5%	$1,785	$1,192	49.8%
+ Provision for income taxes	237	34	591.2	491	274	79.4
+ Net interest expense	141	112	26.3	288	224	28.7
EBIT	$1,213	$329	268.8%	$2,564	$1,690	51.8%
+ Total depreciation and amortization (a)	683	650	5.0	1,350	1,329	1.5
EBITDA	$1,896	$979	93.6%	$3,914	$3,019	29.6%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2023 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	July 29, 2023	July 30, 2022
Operating income	$4,706	$5,773
+ Net other income	65	54
EBIT	4,771	5,827
+ Operating lease interest (a)	102	88
- Income taxes (b)	986	1,282
Net operating profit after taxes	$3,887	$4,633

Denominator	July 29, 2023	July 30, 2022	July 31, 2021
Current portion of long-term debt and other borrowings	$1,106	$1,649	$1,190
+ Noncurrent portion of long-term debt	14,926	13,453	11,589
+ Shareholders' investment	11,990	10,592	14,860
+ Operating lease liabilities (c)	3,104	2,823	2,695
- Cash and cash equivalents	1,617	1,117	7,368
Invested capital	$29,509	$27,400	$22,966
Average invested capital (d)	$28,454	$25,183

After-tax return on invested capital	13.7%	18.4%
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
(b)Calculated using the effective tax rates, which were 20.2 percent and 21.7 percent for the trailing twelve months ended July 29, 2023 and July 30, 2022, respectively. For the trailing twelve months ended July 29, 2023 and July 30, 2022, includes tax effect of $1.0 billion and $1.3 billion, respectively, related to EBIT and $20 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q2 2023 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $1.6 billion, $2.2 billion, and $1.1 billion as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively. Our cash and cash equivalents balance included short-term investments of $739 million, $1.3 billion, and $189 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $3.4 billion for the six months ended July 29, 2023, compared with $47 million of cash flows required for operating activities for the six months ended July 30, 2022. For the six months ended July 29, 2023, operating cash flows increased as a result of higher net earnings and an improvement in working capital, including lower inventory levels, compared with the six months ended July 30, 2022.

Inventory

Inventory was $12.7 billion as of July 29, 2023, compared with $13.5 billion and $15.3 billion at January 28, 2023 and July 30, 2022, respectively. The decrease from the balance as of July 30, 2022 primarily reflects actions taken to align inventory levels with sales trends and improvements in the supply chain, including reduced in-transit inventory.

The Business Environment section on page 14 provides additional information.

Investing Cash Flows

Cash required for investing activities increased to $2.8 billion for the six months ended July 29, 2023, compared to $2.5 billion for the six months ended July 30, 2022, due to capital investments.

Dividends

We paid dividends totaling $499 million ($1.08 per share) and $996 million ($2.16 per share) for the three and six months ended July 29, 2023, respectively, and $417 million ($0.90 per share) and $841 million ($1.80 per share) for the three and six months ended July 30, 2022, respectively, a per share increase of 20.0 percent. We declared dividends totaling $516 million ($1.10 per share) during the second quarter of 2023 and $502 million ($1.08 per share) during the second quarter of 2022, a per share increase of 1.9 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the six months ended July 29, 2023. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q2 2023 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of July 29, 2023, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2023 and October 2027, respectively, backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2023 or 2022. We did not have any balances outstanding under our commercial paper program as of July 29, 2023, and we had $1.5 billion outstanding as of July 30, 2022. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of July 29, 2023, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2023 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q2 2023 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended July 29, 2023, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of July 29, 2023, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended July 29, 2023 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 31, 2023, Brian C. Cornell, Target’s Chair of the Board and Chief Executive Officer, terminated a written plan for the sale of Target common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act as they existed at the time of adoption. This written plan was adopted on December 2, 2022, was scheduled to expire on August 18, 2023, and provided for the sale of 105,000 shares of Target common stock in the aggregate. 35,000 shares of Target common stock were sold pursuant to the written plan prior to its termination.

TARGET CORPORATION	Q2 2023 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q2 2023 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 25, 2023	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q2 2023 Form 10-Q	26