Form 10-Q
period 2023-10-28
TARGET CORP
filed 2023-11-22
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at November 17, 2023, were 461,661,800.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales	$25,004	$26,122	$74,336	$76,605
Other revenue	394	396	1,157	1,120
Total revenue	25,398	26,518	75,493	77,725
Cost of sales	18,149	19,680	54,333	58,283
Selling, general and administrative expenses	5,316	5,219	15,525	14,983
Depreciation and amortization (exclusive of depreciation included in cost of sales)	616	597	1,793	1,770
Operating income	1,317	1,022	3,842	2,689
Net interest expense	107	125	395	349
Net other income	(25)	(12)	(64)	(35)
Earnings before income taxes	1,235	909	3,511	2,375
Provision for income taxes	264	197	755	471
Net earnings	$971	$712	$2,756	$1,904
Basic earnings per share	$2.10	$1.55	$5.97	$4.11
Diluted earnings per share	$2.10	$1.54	$5.96	$4.09
Weighted average common shares outstanding
Basic	461.6	460.3	461.4	462.6
Diluted	462.6	462.5	462.7	465.3
Antidilutive shares	3.0	1.3	2.6	1.1

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings	$971	$712	$2,756	$1,904
Other comprehensive income, net of tax
Pension benefit liabilities	—	11	3	33
Cash flow hedges and currency translation adjustment	(5)	150	(14)	312
Other comprehensive income (loss)	(5)	161	(11)	345
Comprehensive income	$966	$873	$2,745	$2,249

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Cash and cash equivalents	$1,910	$2,229	$954
Inventory	14,731	13,499	17,117
Other current assets	1,958	2,118	2,322
Total current assets	18,599	17,846	20,393
Property and equipment
Land	6,520	6,231	6,214
Buildings and improvements	36,627	34,746	34,279
Fixtures and equipment	8,490	7,439	7,184
Computer hardware and software	3,312	3,039	2,899
Construction-in-progress	2,000	2,688	2,358
Accumulated depreciation	(23,781)	(22,631)	(22,013)
Property and equipment, net	33,168	31,512	30,921
Operating lease assets	3,086	2,657	2,596
Other noncurrent assets	1,376	1,320	1,705
Total assets	$56,229	$53,335	$55,615
Liabilities and shareholders’ investment
Accounts payable	$14,291	$13,487	$15,438
Accrued and other current liabilities	6,099	5,883	6,138
Current portion of long-term debt and other borrowings	1,112	130	2,207
Total current liabilities	21,502	19,500	23,783
Long-term debt and other borrowings	14,883	16,009	14,237
Noncurrent operating lease liabilities	3,031	2,638	2,590
Deferred income taxes	2,447	2,196	2,240
Other noncurrent liabilities	1,852	1,760	1,746
Total noncurrent liabilities	22,213	22,603	20,813
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	6,681	6,608	6,558
Retained earnings	6,225	5,005	4,631
Accumulated other comprehensive loss	(430)	(419)	(208)
Total shareholders’ investment	12,514	11,232	11,019
Total liabilities and shareholders’ investment	$56,229	$53,335	$55,615
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 461,651,176, 460,346,947, and 460,297,654 shares issued and outstanding as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	October 28, 2023	October 29, 2022
Operating activities
Net earnings	$2,756	$1,904
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,072	2,004
Share-based compensation expense	176	177
Deferred income taxes	252	548
Noncash losses / (gains) and other, net	101	141
Changes in operating accounts:
Inventory	(1,232)	(3,215)
Other assets	(208)	(205)
Accounts payable	887	(224)
Accrued and other liabilities	528	(578)
Cash provided by operating activities	5,332	552
Investing activities
Expenditures for property and equipment	(3,952)	(4,323)
Proceeds from disposal of property and equipment	24	4
Other investments	18	16
Cash required for investing activities	(3,910)	(4,303)
Financing activities
Change in commercial paper, net	—	2,104
Additions to long-term debt	—	991
Reductions of long-term debt	(114)	(139)
Dividends paid	(1,503)	(1,339)
Repurchase of stock	—	(2,646)
Shares withheld for taxes on share-based compensation	(124)	(179)
Stock option exercises	—	2
Cash required for financing activities	(1,741)	(1,206)
Net decrease in cash and cash equivalents	(319)	(4,957)
Cash and cash equivalents at beginning of period	2,229	5,911
Cash and cash equivalents at end of period	$1,910	$954
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$86	$116
Leased assets obtained in exchange for new operating lease liabilities	679	203

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	1,009	—	1,009
Other comprehensive income	—	—	—	—	201	201
Dividends declared	—	—	—	(426)	—	(426)
Repurchase of stock	(0.1)	—	—	(10)	—	(10)
Accelerated share repurchase pending final settlement	(8.9)	(1)	(751)	(1,998)	—	(2,750)
Stock options and awards	1.4	1	(78)	—	—	(77)
April 30, 2022	463.7	$39	$5,592	$5,495	$(352)	$10,774
Net earnings	—	—	—	183	—	183
Other comprehensive loss	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(502)	—	(502)
Repurchase of stock	(3.6)	(1)	870	(755)	—	114
Stock options and awards	0.1	—	40	—	—	40
July 30, 2022	460.2	$38	$6,502	$4,421	$(369)	$10,592
Net earnings	—	—	—	712	—	712
Other comprehensive income	—	—	—	—	161	161
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	0.1	—	56	—	—	56
October 29, 2022	460.3	$38	$6,558	$4,631	$(208)	$11,019
Net earnings	—	—	—	876	—	876
Other comprehensive loss	—	—	—	—	(211)	(211)
Dividends declared	—	—	—	(502)	—	(502)
Stock options and awards	—	—	50	—	—	50
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232

TARGET CORPORATION	Q3 2023 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605
Net earnings	—	—	—	835	—	835
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	—	—	69	—	—	69
July 29, 2023	461.6	$38	$6,610	$5,767	$(425)	$11,990
Net earnings	—	—	—	971	—	971
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(513)	—	(513)
Stock options and awards	0.1	—	71	—	—	71
October 28, 2023	461.7	$38	$6,681	$6,225	$(430)	$12,514

We declared $1.10 and $1.08 dividends per share for the three months ended October 28, 2023 and October 29, 2022, respectively, and $4.14 per share for the fiscal year ended January 28, 2023.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2023 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q3 2023 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended		Nine Months Ended
(millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Apparel & accessories (a)	$4,007	$4,367	$12,075	$13,223
Beauty & household essentials (b)	7,619	7,465	22,814	21,726
Food & beverage (c)	5,736	5,748	17,125	16,521
Hardlines (d)	3,192	3,665	9,966	11,244
Home furnishings & décor (e)	4,420	4,832	12,230	13,750
Other	30	45	126	141
Sales	25,004	26,122	74,336	76,605

Credit card profit sharing	165	184	508	550
Other	229	212	649	570
Other revenue	394	396	1,157	1,120

Total revenue	$25,398	$26,518	$75,493	$77,725
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of October 28, 2023, January 28, 2023, and October 29, 2022, the accrual for estimated returns was $207 million, $174 million, and $209 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 28, 2023	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	October 28, 2023
(millions)
Gift card liability (a)	$1,240	$466	$(796)	$910
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q3 2023 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$1,004	$1,343	$—
Prepaid forward contracts	Other Current Assets	Level 1	18	27	27
Interest rate swaps	Other Current Assets	Level 2	—	—	53
Interest rate swaps	Other Noncurrent Assets	Level 2	—	7	341
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	7	—	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	190	81	147

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	October 28, 2023		January 28, 2023		October 29, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,149	$12,485	$14,141	$13,688	$12,505	$11,291
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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $4.5 billion, $3.4 billion, and $4.5 billion as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which may be lower.

TARGET CORPORATION	Q3 2023 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $64 million and $98 million for the three and nine months ended October 28, 2023, respectively. We recognized impairment charges of $5 million and $55 million for the three and nine months ended October 29, 2022, respectively. These impairment charges are included in Selling, General and Administrative Expenses (SG&A).

6. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. For the three months ended October 28, 2023, there were no commercial paper amounts outstanding. For the three months ended October 29, 2022, the maximum amount outstanding was $2.1 billion and the average daily amount outstanding was $1.1 billion, at a weighted average annual interest rate of 2.8 percent.

For the nine months ended October 28, 2023 and October 29, 2022, the maximum amounts outstanding were $90 million and $2.1 billion, respectively, and the average daily amounts outstanding were $1 million and $713 million, respectively, at a weighted average annual interest rate of 4.8 percent and 1.9 percent, respectively.

No balances were outstanding as of October 28, 2023. As of October 29, 2022, $2.1 billion was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statements of Financial Position.

In October 2023, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2024 and terminated our prior 364-day credit facility. We also exercised our option to extend our existing five-year unsecured revolving credit facility, which has a maximum committed capacity of $3.0 billion and now expires in October 2028. No balances were outstanding under either credit facility at any time during 2023 or 2022.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of October 28, 2023, January 28, 2023, and October 29, 2022. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and nine months ended October 28, 2023 and October 29, 2022.

During 2023, we amended interest rate swaps with notional amounts totaling $1.5 billion to replace the London Interbank Offered Rate (LIBOR) with the daily Secured Overnight Financing Rate (SOFR) as part of our planned reference rate reform activities. These amendments did not result in any change to our application of hedge accounting or any impact to our consolidated financial statements.

We were party to forward-starting interest rate swaps with notional amounts totaling $1.45 billion as of October 29, 2022. During 2022, we terminated all remaining forward-starting interest rate swap agreements. The resulting gains upon termination were recorded in Accumulated Other Comprehensive Loss and will be recognized as a reduction to Net Interest Expense over the respective term of the debt.

TARGET CORPORATION	Q3 2023 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Debt (millions)	October 28, 2023	January 28, 2023	October 29, 2022
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,245	$2,366	$2,294
Cumulative hedging adjustments, included in carrying amount	(197)	(74)	(146)

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(60)	$(168)	$(123)	$(223)
Hedged debt	60	168	123	223
Gain on cash flow hedges recognized in Net Interest Expense	6	—	18	—
Total	$6	$—	$18	$—

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions. We did not repurchase any of our shares during the nine months ended October 28, 2023.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Number of shares purchased	—	—	—	12.5
Average price paid per share	$—	$—	$—	$211.57
Total investment	$—	$—	$—	$2,646

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Service cost benefits earned	SG&A	$19	$22	$58	$68
Interest cost on projected benefit obligation	Net Other Income	42	29	125	88
Expected return on assets	Net Other Income	(67)	(59)	(201)	(176)
Amortization of losses	Net Other Income	—	16	1	46
Prior service cost	Net Other Income	—	—	11	10
Total		$(6)	$8	$(6)	$36

TARGET CORPORATION	Q3 2023 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 28, 2023	$300	$(23)	$(696)	$(419)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	—	(1)
Amounts reclassified from AOCI, net of tax	(13)	—	3	(10)
October 28, 2023	$287	$(24)	$(693)	$(430)

TARGET CORPORATION	Q3 2023 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2023 included the following notable items:

•GAAP and Adjusted diluted earnings per share were $2.10.
•Total revenue was $25.4 billion, a decrease of 4.2 percent, reflecting a total sales decrease of 4.3 percent and a 0.6 percent decrease in other revenue.
•Comparable sales decreased 4.9 percent, reflecting a 4.1 percent decrease in traffic and a 0.8 percent decrease in average transaction amount.
◦Comparable stores-originated sales declined 4.6 percent.
◦Comparable digitally-originated sales declined 6.0 percent.
•Operating income of $1.3 billion was 28.9 percent higher than the comparable prior-year period. See Business Environment below for additional information.

Cash flow provided by operating activities was $5.3 billion for the nine months ended October 28, 2023, compared with $552 million for the nine months ended October 29, 2022. The drivers of the operating cash flow increase are described on page 21.

Earnings Per Share	Three Months Ended			Nine Months Ended
	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
GAAP diluted earnings per share	$2.10	$1.54	36.3%	$5.96	$4.09	45.6%
Adjustments	—	—		—	0.03
Adjusted diluted earnings per share	$2.10	$1.54	36.3%	$5.96	$4.12	44.4%
Note: Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended October 28, 2023, after-tax ROIC was 13.9 percent, compared with 14.6 percent for the trailing twelve months ended October 29, 2022. The calculation of ROIC is provided on page 20.

Business Environment

During the third quarter of 2023, we experienced sales declines across our business, primarily in each of our Discretionary categories (Apparel & Accessories, Hardlines, and Home Furnishings & Décor), partially offset by net growth in Frequency categories (Beauty & Household Essentials and Food & Beverage). The trend of decreased Discretionary category sales began in 2022. In response, during 2022, we took actions and employed strategies to align inventories with sales trends. These actions, as well as improvements in the supply chain, have resulted in decreased inventory as of October 28, 2023 compared with October 29, 2022. These actions and improvements have also resulted in a reduction in costs related to managing elevated inventory levels and reduced our working capital investment.

Along with supply chain improvements, we have experienced a significant decrease in freight costs due to a decline in freight rates compared to 2022. We have also experienced lower digital fulfillment costs due to a decrease in digital sales and an increased mix of digital sales fulfilled through lower-cost same-day services.

We continue to experience higher inventory shrink, as a percentage of sales, relative to historical levels — including significantly higher shrink rates at certain stores. We believe that this trend is pervasive across the retail industry. Increased shrink has had, and if current trends persist will continue to have, an adverse impact on our results of operations, including impairment of our long-lived assets. Note 5 to the Financial Statements provides more information on impairment charges, including those related to store closures.

The Gross Margin Rate analysis on page 17 and the Inventory section on page 21 provide additional information.

TARGET CORPORATION	Q3 2023 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
Sales	$25,004	$26,122	(4.3)%	$74,336	$76,605	(3.0)%
Other revenue	394	396	(0.6)	1,157	1,120	3.3
Total revenue	25,398	26,518	(4.2)	75,493	77,725	(2.9)
Cost of sales	18,149	19,680	(7.8)	54,333	58,283	(6.8)
Selling, general and administrative expenses	5,316	5,219	1.8	15,525	14,983	3.6
Depreciation and amortization (exclusive of depreciation included in cost of sales)	616	597	3.2	1,793	1,770	1.3
Operating income	$1,317	$1,022	28.9%	$3,842	$2,689	42.9%

Rate Analysis	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gross margin rate	27.4%	24.7%	26.9%	23.9%
SG&A expense rate	20.9	19.7	20.6	19.3
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.4	2.3	2.4	2.3
Operating income margin rate	5.2	3.9	5.1	3.5
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

TARGET CORPORATION	Q3 2023 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Comparable Sales	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Comparable sales change	(4.9)%	2.7%	(3.5)%	2.9%
Drivers of change in comparable sales
Number of transactions (traffic)	(4.1)	1.4	(2.7)	2.6
Average transaction amount	(0.8)	1.3	(0.8)	0.2

Comparable Sales by Channel	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stores originated comparable sales change	(4.6)%	3.2%	(2.8)%	2.6%
Digitally originated comparable sales change	(6.0)	0.3	(6.7)	4.1

Sales by Channel	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stores originated	83.2%	82.9%	82.9%	82.3%
Digitally originated	16.8	17.1	17.1	17.7
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stores	97.7%	96.8%	97.5%	96.7%
Other	2.3	3.2	2.5	3.3
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Apparel & accessories	16%	17%	16%	17%
Beauty & household essentials	30	29	31	28
Food & beverage	23	22	23	22
Hardlines	13	14	13	15
Home furnishings & décor	18	18	17	18
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on RedCards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. For the three months ended October 28, 2023 and October 29, 2022, total RedCard Penetration was 18.3 percent and 19.6 percent, respectively. For the nine months ended October 28, 2023 and October 29, 2022, total RedCard Penetration was 18.6 percent and 20.0 percent, respectively.

TARGET CORPORATION	Q3 2023 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS

Gross Margin Rate

Quarter-to-Date

For the three months ended October 28, 2023, our gross margin rate was 27.4 percent compared with 24.7 percent in the comparable prior-year period. The increase reflected the net impact of

•merchandising benefit, including
◦lower freight costs; and
◦lower clearance and promotional markdown rates and other costs compared with the prior-year, which included the impact of inventory impairments and other actions;
•lower digital fulfillment and supply chain costs due to
◦a decrease in digital volume;
◦an increased mix of digital sales fulfilled through lower-cost same-day services; and
◦lower inventory levels;
•favorable category mix; and
•higher inventory shrink.

Year-to-Date

For the nine months ended October 28, 2023, our gross margin rate was 26.9 percent compared with 23.9 percent in the comparable prior-year period. The increase reflected the net impact of

•merchandising benefit, including
◦lower freight costs;
◦lower clearance and promotional markdown rates and other costs compared with the prior-year, which included the impact of inventory impairments and other actions; and

TARGET CORPORATION	Q3 2023 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS
◦retail price increases;
•lower digital fulfillment and supply chain costs due to
◦a decrease in digital volume;
◦an increased mix of digital sales fulfilled through lower-cost same-day services; and
◦lower inventory levels;
•favorable category mix; and
•higher inventory shrink.

Business Environment on page 14 provides additional information.

Selling, General, and Administrative Expense Rate

For the three months ended October 28, 2023, our SG&A expense rate was 20.9 percent compared with 19.7 percent for the comparable prior-year period. For the nine months ended October 28, 2023, our SG&A expense rate was 20.6 percent compared with 19.3 percent for the comparable prior-year period. The increase reflected the net impact of cost increases across our business, including investments in team member pay and benefits, and the deleveraging impact of lower sales.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Beginning store count	1,955	1,937	1,948	1,926
Opened	10	4	21	16
Closed	(9)	—	(13)	(1)
Ending store count	1,956	1,941	1,956	1,941

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	October 28, 2023	January 28, 2023	October 29, 2022	October 28, 2023	January 28, 2023	October 29, 2022
170,000 or more sq. ft.	273	274	274	48,824	48,985	48,985
50,000 to 169,999 sq. ft.	1,542	1,527	1,522	192,877	191,241	190,739
49,999 or less sq. ft.	141	147	145	4,207	4,358	4,305
Total	1,956	1,948	1,941	245,908	244,584	244,029
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

Other Performance Factors

Net Interest Expense

For the three months ended October 28, 2023, net interest expense was $107 million compared with $125 million in the comparable prior-year period. The decrease in net interest expense was primarily due to an increase in interest income, partially offset by higher debt levels and the impact of higher floating interest rates on our interest rate swaps. For the nine months ended October 28, 2023, net interest expense was $395 million compared with $349 million in the respective comparable prior-year period. The increase in net interest expense was primarily due to higher average debt levels in addition to the net impact of higher floating interest rates.

Provision for Income Taxes

Our effective income tax rate for the three months ended October 28, 2023 was 21.3 percent, consistent with 21.6 percent for the comparable prior-year period. Our effective tax rate for the nine months ended October 28, 2023 was 21.5 percent, compared with 19.8 percent in the comparable prior-year period. For the nine month period, the increase reflects higher pretax earnings in the current year, resulting in a smaller tax rate benefit from ongoing and discrete tax items.

TARGET CORPORATION	Q3 2023 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	October 28, 2023			October 29, 2022
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP and adjusted diluted earnings per share			$2.10			$1.54

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	October 28, 2023			October 29, 2022
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$5.96			$4.09
Adjustments
Other (a)	$—	$—	$—	$20	$15	$0.03
Adjusted diluted earnings per share			$5.96			$4.12
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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions)	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
Net earnings	$971	$712	36.3%	$2,756	$1,904	44.7%
+ Provision for income taxes	264	197	34.2	755	471	60.6
+ Net interest expense	107	125	(14.1)	395	349	13.4
EBIT	$1,342	$1,034	29.8%	$3,906	$2,724	43.5%
+ Total depreciation and amortization (a)	722	674	7.1	2,072	2,004	3.4
EBITDA	$2,064	$1,708	20.9%	$5,978	$4,728	26.5%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2023 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	October 28, 2023	October 29, 2022
Operating income	$5,001	$4,784
+ Net other income	79	61
EBIT	5,080	4,845
+ Operating lease interest (a)	106	89
- Income taxes (b)	1,050	1,059
Net operating profit after taxes	$4,136	$3,875

Denominator	October 28, 2023	October 29, 2022	October 30, 2021
Current portion of long-term debt and other borrowings	$1,112	$2,207	$1,176
+ Noncurrent portion of long-term debt	14,883	14,237	11,586
+ Shareholders' investment	12,514	11,019	13,803
+ Operating lease liabilities (c)	3,351	2,879	2,737
- Cash and cash equivalents	1,910	954	5,753
Invested capital	$29,950	$29,388	$23,549
Average invested capital (d)	$29,670	$26,469

After-tax return on invested capital	13.9%	14.6%
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
(b)Calculated using the effective tax rates, which were 20.3 percent and 21.5 percent for the trailing twelve months ended October 28, 2023 and October 29, 2022, respectively. For the trailing twelve months ended October 28, 2023 and October 29, 2022, includes tax effect of $1.0 billion related to EBIT and $22 million and $19 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q3 2023 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $1.9 billion, $2.2 billion, and $954 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively. Our cash and cash equivalents balance includes short-term investments of $1.0 billion and $1.3 billion as of October 28, 2023 and January 28, 2023, respectively. We had no short-term investments as of October 29, 2022. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $5.3 billion for the nine months ended October 28, 2023, compared with $552 million for the nine months ended October 29, 2022. For the nine months ended October 28, 2023, operating cash flows increased as a result of higher net earnings and an improvement in working capital, including lower inventory levels, compared with the nine months ended October 29, 2022.

Inventory

Inventory was $14.7 billion as of October 28, 2023, compared with $13.5 billion and $17.1 billion at January 28, 2023 and October 29, 2022, respectively. The increase from January 28, 2023, reflects the seasonal inventory build ahead of the November and December holiday sales period. The decrease from the balance as of October 29, 2022, primarily reflects actions taken to align inventory levels with sales trends and improvements in the supply chain, including reduced in-transit inventory, as well as cost decreases, primarily due to lower freight rates in 2023 compared to 2022.

The Business Environment section on page 14 provides additional information.

Investing Cash Flows

Cash required for investing activities decreased to $3.9 billion for the nine months ended October 28, 2023, compared to $4.3 billion for the nine months ended October 29, 2022, due to capital investments.

Dividends

We paid dividends totaling $507 million ($1.10 per share) and $1.5 billion ($3.26 per share) for the three and nine months ended October 28, 2023, respectively, and $497 million ($1.08 per share) and $1.3 billion ($2.88 per share) for the three and nine months ended October 29, 2022, respectively, a per share increase of 1.9 percent for the three month period and 13.2 percent for the nine month period. We declared dividends totaling $513 million ($1.10 per share) during the third quarter of 2023 and $502 million ($1.08 per share) during the third quarter of 2022, a per share increase of 1.9 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the nine months ended October 28, 2023. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q3 2023 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes

Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of October 28, 2023, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2023, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2024 and terminated our prior 364-day credit facility. We also exercised our option to extend our existing five-year unsecured revolving credit facility, which has a maximum committed capacity of $3.0 billion and now expires in October 2028. Both credit facilities backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2023 or 2022. We did not have any balances outstanding under our commercial paper program as of October 28, 2023, and we had $2.1 billion outstanding as of October 29, 2022. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of October 28, 2023, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

We believe our sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our contractual obligations, working capital, and planned capital expenditures, finance anticipated expansion and strategic initiatives, fund debt maturities, pay dividends, and execute purchases under our share repurchase program for the foreseeable future.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q3 2023 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q3 2023 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended October 28, 2023, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of October 28, 2023, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended October 28, 2023 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2023 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
10.19.2	**	Amendment No. 2 to Five-Year Credit Agreement dated as of September 20, 2023 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein.
10.20	** ‡
364-Day Credit Agreement dated as of October 18, 2023 among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent.

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
‡
Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.

TARGET CORPORATION	Q3 2023 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 22, 2023	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q3 2023 Form 10-Q	26