Form 10-K
period 2024-02-03
TARGET CORP
filed 2024-03-13
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 2023, was $62,198,134,569 based on the closing price of $135.00 per share of common stock as reported on the New York Stock Exchange.
Total shares of common stock, par value $0.0833, outstanding as of March 6, 2024, were 461,690,206.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2024, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2023 Form 10-K	1

BUSINESS	Table of Contents

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

Strategy

Target delivers on our purpose of helping all families discover the joy of everyday life through our curated, multi-category assortment, outstanding value, and a team that’s centered on care for each other, our guests, and communities. Our stores, digital experience, fulfillment services, and loyalty ecosystem also play a critical role in differentiating Target and bringing our purpose to life.

Our strategy aims to expand Target’s relevancy in consumers’ lives and drive traffic, sales, and market share growth. Core elements include:
•Delighting with newness, style, and value by strengthening our owned brands portfolio, curating leading national brands, and expanding the breadth and depth of signature partnerships.
•Delivering value by providing everyday low pricing and leveraging promotions and our loyalty ecosystem, Target Circle.
•Opening new stores, updating existing stores, and enhancing our digital experience to reach more consumers and provide a reliably convenient, easy, and inspiring shopping experience.
•Transforming our supply chain for increased efficiency, speed, capacity, and reliability across our network.
•Being a favorite discovery destination by making it easy for consumers to discover Target’s products and experiences across different channels and touchpoints, including our stores, our mobile app and website, and social platforms.
•Expanding our capabilities, such as our Roundel advertising business, to leverage our assets and enhance the guest experience.

Our strategy defines how we’ll continue to differentiate Target, and we’ll seek to enable growth through:
•Our Team – A highly engaged, diverse, purpose-driven, and community-oriented team.
•Consumer-Centricity – A deep understanding of consumers.
•Technology – A connected ecosystem of data, insights, and technology, including artificial intelligence.
•Efficiency – Simplify work for our teams to make it easier to deliver a great guest experience.
•Sustainability – Resiliency in our business model through our Target Forward strategy.

Our strategy continues to leverage stores as fulfillment hubs, with stores fulfilling more than 96 percent of total sales, which provides convenience for our guests at a reduced fulfillment cost.

TARGET CORPORATION	2023 Form 10-K	2

BUSINESS	Table of Contents

Sales
(in Billions)
$104.6
$19.7
$84.9
$107.6
$20.0
$87.6
$105.8
$19.4
$86.4
2021
2022
2023 (a)
Stores Originated
Digitally Originated

(a)    2023 consisted of 53 weeks. The extra week in 2023 contributed $1.7 billion of sales.

Sales by Fulfillment Channel

TARGET CORPORATION	2023 Form 10-K	3

BUSINESS	Table of Contents

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Seasonality

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Merchandise

The majority of our stores offer a wide assortment of general merchandise and food. Most of our stores larger than 170,000 square feet offer a variety of general merchandise and a full line of food items comparable to traditional supermarkets. Our digital channels include a wide merchandise and food assortment, including many items found in our stores, along with a complementary assortment sold by Target and third parties. We manage our business across the five core merchandise categories shown below. Within categories, gross margins vary depending on the type of merchandise.

Sales by Merchandise Category

TARGET CORPORATION	2023 Form 10-K	4

BUSINESS	Table of Contents

A significant portion of our sales is from national brand merchandise. Approximately one-third of our sales come from our owned and exclusive brands, including, but not limited to, the brands listed below.

Owned Brands
A New Day™	Future Collective™	Original Use™
All in Motion™	Gigglescape™	Pillowfort™
Art Class™	Good & Gather™	Project 62™
Auden™	Goodfellow & Co™	Room Essentials™
Ava & Viv™	Hearth & Hand™ with Magnolia	Shade & Shore™
Boots & Barkley™	Heyday™	Smartly™
Brightroom™	Hyde & EEK! Boutique™	Smith & Hawken™
Bullseye's Playground™	JoyLab™	Sonia Kashuk™
Casaluna™	Kindfull™	Spritz™
Cat & Jack™	Knox Rose™	Stars Above™
Cloud Island™	Kona Sol™	Sun Squad™
Colsie™	Made By Design™	Threshold™
dealworthy™	Market Pantry™	Universal Thread™
Embark™	Mondo Llama™	up & up™
Everspring™	More Than Magic™	Wild Fable™
Favorite Day™	Opalhouse™	Wondershop™
Figmint™	Open Story™	Xhilaration™

Exclusive Adult Beverage Brands
California Roots™	Jingle & Mingle™	SunPop™
Casa Cantina™	Photograph™	The Collection™
Headliner™	Rosé Bae™	Wine Cube™

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

Customer Loyalty Programs

Our guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, Target MasterCard®, or RedCard Reloadable Account (collectively, RedCards™). We also seek to drive customer loyalty and trip frequency through our Target Circle™ program which offers guests instant discounts and Target Circle Rewards redeemable on future purchases. In March 2024, we announced changes to Target Circle, including the integration of Target Circle Card™ (formerly RedCard) and the addition of a Target Circle 360™ paid membership option. Among other benefits, Target Circle 360 members receive access to same-day delivery and our fastest available shipping option with no additional markup or fees.

Distribution

Most merchandise is distributed to our stores through our network of distribution centers. Common carriers ship merchandise to and from our distribution centers. Vendors or third-party distributors ship certain food items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests through guest pick-up at our stores, via common carriers (from stores, supply chain facilities, vendors, and third-party distributors), and same-day delivery via our wholly owned subsidiary, Shipt, Inc. (Shipt). Our stores fulfill the majority of the digitally originated sales, which allows improved product availability, faster fulfillment times, reduced shipping costs, and allows us to offer guests a suite of same-day fulfillment options such as Order Pickup, Drive Up, and Shipt.

TARGET CORPORATION	2023 Form 10-K	5

BUSINESS	Table of Contents

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

As of February 3, 2024, we employed approximately 415,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

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

Diversity, Equity, and Inclusion (DE&I)

We champion workplace inclusion, belonging and diversity with a focus on engaging, developing, advancing and attracting team members equitably in support of our business. We disclose the composition of our team in our annual Workforce Diversity Report and EEO-1 report. We set company-wide DE&I goals to drive our business, and learn and grow as an organization.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably, regardless of gender, race, or ethnicity, and we regularly review the pay data of U.S. team members to confirm that we are doing so. Our compensation packages include a starting wage range of $15 to $24 per hour for U.S. hourly team members in our stores and supply chain facilities (who comprise the vast majority of our team), a 401(k) plan with dollar-for-dollar matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, sick pay, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, tuition-free education assistance and tuition reimbursement, free mental health services, an annual short-term incentive program, long-term equity awards, and health insurance benefits, including free virtual health care visits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

Workplace Health and Safety

We strive to maintain a safe and secure work environment and have specific safety programs. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members.

TARGET CORPORATION	2023 Form 10-K	6

BUSINESS	Table of Contents

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

TARGET CORPORATION	2023 Form 10-K	7

BUSINESS & RISK FACTORS	Table of Contents

Information About Our Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Recent Business Experience	Age

Brian C. Cornell	Chair of the Board and Chief Executive Officer since August 2014.	65
Michael J. Fiddelke	Executive Vice President and Chief Operating Officer since February 2024 and Chief Financial Officer since November 2019. Senior Vice President, Operations from August 2018 to October 2019. Senior Vice President, Merchandising Capabilities from March 2017 to August 2018.	47
A. Christina Hennington	Executive Vice President and Chief Growth Officer since February 2021. Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities from January 2020 to February 2021. Senior Vice President, Group Merchandise Manager, Essentials, Beauty, Hardlines and Services from January 2019 to January 2020. Senior Vice President, Merchandising Essentials, Beauty and Wellness from April 2017 to January 2019.	49
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019. Senior Vice President, Talent and Organizational Effectiveness from October 2017 to January 2019.	46
Don H. Liu	Executive Vice President, Chief Legal & Compliance Officer and Corporate Secretary since October 2023. Executive Vice President, Chief Legal & Risk Officer and Corporate Secretary from October 2017 to October 2023.	62
Cara A. Sylvester	Executive Vice President and Chief Guest Experience Officer since May 2022. Executive Vice President and Chief Marketing & Digital Officer from February 2021 to May 2022. Senior Vice President, Home from March 2019 to February 2021. Vice President, Beauty & Dermstore from June 2017 to March 2019.	46
Matthew L. Zabel	Executive Vice President and Chief Corporate Affairs Officer since October 2023. Executive Vice President and General Counsel from May 2022 to October 2023. Senior Vice President, Risk and Employee & Labor Relations from August 2020 to May 2022. Senior Vice President, Enterprise Risk from September 2017 to August 2020.	55
Note: As previously disclosed, Mr. Liu intends to retire as Target's Chief Legal & Compliance Officer and Corporate Secretary in 2024. Mr. Liu intends to remain in his current role until a successor is appointed, and is expected to serve as a strategic advisor for a transition period following such appointment. In addition, as previously disclosed, in connection with the appointment of Mr. Fiddelke to the position of Executive Vice President and Chief Operating Officer, Mr. Fiddelke will remain Chief Financial Officer until a successor is appointed to that role.

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

TARGET CORPORATION	2023 Form 10-K	8

RISK FACTORS	Table of Contents

The retail industry's continuing migration to digital channels and multiple fulfillment options for consumers has affected the ways we differentiate from other retailers. Since consumers can quickly comparison shop using digital tools, they may make decisions based solely on price or convenience, which could limit our ability to differentiate from our competitors. In addition, providing multiple fulfillment options and implementing new technology is complex, costly, and may not meet our guests’ expectations. If we are unable to offset the increased costs of new technology and expanded fulfillment options with improved performance or efficiencies, our results of operations could be adversely affected. To remain competitive, we must anticipate and adapt to developments and offerings by other retailers. Consumers may also use third-party channels, devices, technologies, and capabilities (including artificial intelligence) to initiate shopping searches and place orders, which could make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any failures or difficulties in executing our differentiation efforts could adversely affect our results of operations and financial condition.

If we do not anticipate and respond quickly to changing consumer preferences, our results of operations and financial condition could suffer.

A large part of our business is dependent on our ability to make trend-right decisions in a broad range of merchandise categories. If we do not predict and quickly respond to changing consumer preferences and spending patterns, we may experience lower sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations. Our ability to predict and adapt to changing consumer preferences depends on many factors, including obtaining accurate and relevant data on guest preferences, successfully implementing new technologies and capabilities emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. We have not always been able to predict rapid changes in consumer preferences and spending patterns, including those that were impacted by the COVID-19 pandemic, which has previously resulted in insufficient or excess inventory, increased costs, and adverse impacts on our results of operations. If we are unable to effectively adapt to future changes in consumer preferences and spending patterns, our results of operations and financial condition could be adversely affected.

Our continued success is dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships with our guests and team members.

We believe that one of the reasons our shareholders, guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving those constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is largely based on perceptions. It may be difficult to address negative publicity across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). Negative incidents involving us, our workforce, or others with whom we do business could quickly erode trust and confidence and result in changes in consumer behavior (including consumer boycotts), workforce unrest or walkouts, government investigations, and litigation. Negative reputational incidents or negative perceptions of us could adversely affect our business and results of operations, including through lower sales, the termination of business relationships, loss of new store and development opportunities, and team member retention and recruiting difficulties. We have recently experienced negative perceptions of our business, which have adversely affected consumer behavior, and we could experience similar occurrences in the future.

In addition, stakeholder expectations regarding environmental, social, and governance matters continue to evolve and are not uniform. We have established, and may continue to establish, various goals and initiatives on these matters, including with respect to sustainability and diversity, equity, and inclusion topics. We cannot guarantee that we will achieve these goals and initiatives. Any failure, or perceived failure, by us to achieve these goals and initiatives could adversely affect our reputation and results of operations.

Furthermore, our shareholders, guests, team members, and other stakeholders have evolving, varied, and sometimes conflicting expectations regarding many aspects of our business, including our operations, product and service offerings, and environmental, social, and governance matters. Recently, our inability to meet some of those expectations has adversely affected our reputation, and the inability to meet all of those expectations in the future could adversely affect our reputation with some or all of our stakeholders. Any adverse perception of Target could negatively impact our results of operations and financial condition and result in legal and regulatory proceedings against us.

TARGET CORPORATION	2023 Form 10-K	9

RISK FACTORS	Table of Contents

Reputational harm can also occur indirectly through companies and others with whom we do business. We have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. In addition, we have relationships with third-party companies that sell and ship items directly to guests through our digital channels. We also have relationships with designers, celebrities, influencers, and other individuals, including for advertising campaigns and marketing programs. If our guests have negative experiences with, or view unfavorably, any of the companies or individuals with whom we have relationships, it could cause them to stop shopping with us and negatively impact our results of operations.

If we are unable to successfully develop, source, and market our owned and exclusive brand products, our results of operations could be adversely affected.

Our owned and exclusive brand products represent approximately one third of our overall sales and generally carry higher margins than equivalent national brand products. If we are unable to successfully develop, source, and market our owned and exclusive brands, or if we are unable to successfully protect our related intellectual property rights, our results of operations could be adversely affected. In addition, our reliance on owned and exclusive brand products may also amplify other risks discussed in this Item 1A, Risk Factors, because many of these products are imported and we are more involved in the development and sourcing of those products. For example, owned brand products involve greater responsible sourcing risk in the selection of vendors, which can exacerbate reputational risk. In addition, owned brand products generally need longer lead times between order placement and product delivery and require us to take ownership of those products earlier in the supply chain. This requires longer-term forecasting of consumer demand, including for categories where consumer preferences may change rapidly, and exposes us to enhanced risks of supply chain disruptions, which could adversely affect our results of operations.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft (including from organized retail crime), and other causes. We continue to experience elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations. In addition, sustained high rates of inventory shrink at certain stores have contributed, and may continue to contribute, to the closure of certain stores and the impairment of long-term assets.

Investment and Infrastructure Risks

If our capital investments do not achieve appropriate returns or our efficiency efforts are not successful, our competitive position, results of operations, and financial condition could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. When building new stores, we compete with other retailers and businesses for suitable locations for our stores. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, or other difficulties related to those projects could adversely affect our results of operations and financial condition. Furthermore, remodels and new store projects have previously been, and may in the future be, delayed or cancelled based on changes in macroeconomic conditions, changes in expected project benefits, and other factors, which could result in the inefficient deployment of our capital and adversely affect our results of operations and financial condition.

We have made, and expect to continue to make, significant investments in technology and supply chain infrastructure. The effectiveness of these investments can be less predictable than remodeling or building new stores, and might not provide the anticipated benefits, which could adversely affect our results of operations and financial condition. For example, our stores-as-hubs strategy depends on adequate replenishment facilities to receive, store, and move inventory to stores on a timely basis. Underestimating our replenishment capacity needs could result in lower in-stock levels or increased costs for temporary storage. Conversely, overestimating replenishment capacity needs, changes in macroeconomic conditions, changes in expected project benefits, and other factors have resulted, and could in the future result, in delays or cancellations of supply chain infrastructure

TARGET CORPORATION	2023 Form 10-K	10

RISK FACTORS	Table of Contents

projects and the inefficient deployment of our capital. Any of these outcomes could adversely affect our results of operations and financial condition.

In addition, we have undertaken an enterprise-wide initiative to simplify and gain efficiencies across our business, with a focus on reducing complexities and lowering costs. We cannot guarantee that we will realize all of the potential cost savings from this initiative and we may experience difficulties and delays in identifying and achieving such cost savings, which could adversely affect our results of operations and financial condition.

A significant disruption to our technology systems and our failure to adequately maintain and update those systems could adversely affect our operations and negatively affect our guests.

We rely extensively on technology systems throughout our business. We also rely on continued and unimpeded access to the Internet to use our technology systems. These systems are subject to possible damage or interruption from many events, including power outages, telecommunications failures, third-party failures, malicious attacks, security breaches, and implementation errors. Any damage or disruption to our technology systems could severely interrupt our business operations, including our ability to process guest transactions and manage inventories, which could adversely affect our reputation, results of operations, and financial condition. For example, in the past, we have experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, which negatively impacted some guests’ experiences and generated negative publicity. We continually invest to maintain and update our technology systems, but implementing significant changes increases the risk of system disruption. Problems and interruptions associated with implementing technology initiatives could adversely affect our operational efficiency and negatively impact our guests and their confidence in us.

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to maintain information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, our reputation, results of operations, and financial condition could be adversely affected.

We regularly receive and store information about our guests, team members, vendors, and other third parties. We also rely extensively on information systems throughout our business. We have programs in place to detect, contain, and respond to information security, cybersecurity, and data privacy incidents. However, we may be unable to anticipate security incidents or implement adequate preventive measures as cyber threats continue to evolve and cyberattacks become more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of artificial intelligence by threat actors. In addition, hardware or software that we develop or obtain from third parties may contain defects that could compromise information security, cybersecurity, or data privacy. Unauthorized parties may also attempt to gain access to our information systems or facilities, or those of third parties with whom we do business, through fraud, deception, social engineering, or other bad acts. Errors or malicious actions by our team members or contractors, faulty password management, and other vulnerabilities or irregularities could also overcome our security measures or those of third parties with whom we do business and result in a compromise or breach of our or their information systems. Furthermore, the training we conduct as part of our information security, cybersecurity, and data privacy efforts may not be effective in preventing or limiting successful attacks.

Our only significant information security, cybersecurity, or data privacy incident was a data breach that occurred in 2013, which adversely affected our reputation and results of operations. Both we and our vendors have experienced additional information security, cybersecurity, and data privacy incidents; however, to date, these other incidents have not been material to our business strategy, results of operations, or financial condition. Based on the prominence and notoriety of our prior significant data breach, additional information security, cybersecurity, or data privacy incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant information security, cybersecurity, or data privacy incidents or fail to detect and appropriately respond to significant incidents, our business operations could be severely disrupted and we could be exposed to costly government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, stop using our Target-branded payment cards or loyalty programs, or stop shopping with us altogether. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2023 Form 10-K	11

RISK FACTORS	Table of Contents

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic and has strict requirements, including for the use and treatment of personal data. Complying with current or contemplated information security, cybersecurity, data protection, and data processing laws and regulations (including reporting and disclosure regimes), or any failure to comply, could cause us to incur substantial costs, require changes to our business practices, and expose us to litigation and regulatory risks, each of which could adversely affect our reputation, results of operations, and financial condition.

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors or other companies, changes in tax or trade policy, interruptions in our operations or supply chain, and increased commodity or supply chain costs could adversely affect our reputation and results of operations.

We are dependent on our vendors, independent contractors, and other third parties (including common carriers) to supply merchandise to our distribution centers, stores, and guests. If our replenishment and fulfillment network does not operate properly, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced during the COVID-19 pandemic, we could experience merchandise out-of-stocks, delays in shipping and receiving merchandise, and increased costs, which could adversely affect our reputation and results of operations. In addition, we have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. Any termination of, or adverse change in, our relationship with any of these companies could decrease our sales, increase our costs, and negatively impact our reputation and results of operations.

A large portion of the merchandise that we offer is sourced, directly or indirectly, from outside the U.S., with China as our single largest source of merchandise we import. Any major changes in tax or trade policy between the U.S. and countries from which we source merchandise, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. Any of these actions could adversely affect our reputation and results of operations.

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses, labor shortages, labor unrest or strikes, transport capacity and costs, inflation, port security, weather conditions, natural disasters, geopolitical conflicts, terrorist attacks, armed conflicts, or other events that could affect foreign trade are beyond our control and could disrupt our supply of merchandise, increase our costs, and adversely affect our results of operations. For example, there have been periodic closings and ship diversions, conflicts, labor disputes, and congestion disrupting railways, trucking, waterways, and ports around the world, including at California ports where we receive a significant portion of the products we source from outside the U.S. We have from time to time made alternative arrangements to continue the flow of inventory as a result of supply chain disruptions in the U.S. and other countries. If these types of events recur and impact any of the locations or modes of transportation that we depend on, it could increase our costs and adversely affect our supply of inventory. In addition, prices of fuel and other commodities on which our supply chain depends are historically volatile and subject to fluctuations based on a variety of international and domestic factors. Rapid and significant changes in commodity prices, as have occurred in recent years, could further increase our costs and adversely affect our results of operations.

If services we obtain from third parties are unavailable or fail to meet our standards, our reputation and results of operations could be adversely affected.

We rely on third parties to support our business operations, including portions of our technology infrastructure, digital platforms, replenishment and fulfillment operations, store and supply chain infrastructure, delivery services (including by independent contractors via our Shipt subsidiary), guest contact centers, payment processing, and extensions of credit for our Target-branded payment card program. If we are unable to contract with third parties having the specialized skills needed to support our operations, if any third-party services are interrupted, or if they fail to meet our performance standards, then our reputation and results of operations could be adversely affected.

TARGET CORPORATION	2023 Form 10-K	12

RISK FACTORS	Table of Contents

Legal, Regulatory, Global, and Other External Risks

The long-term effects of the COVID-19 pandemic, or the effects of other similar public health crises, may amplify the risks and uncertainties facing our business.

The long-term effects of the COVID-19 pandemic, or the effects of other similar public health crises, may amplify other risks discussed in this Item 1A, Risk Factors, including risks related to macroeconomic conditions and consumer confidence and spending, supply chain, information security, cybersecurity, and data privacy, and our workforce, any of which could have a material effect on us. For example, the continued utilization of remote working arrangements by our team members, vendors, and other third parties that began during the COVID-19 pandemic increases the risk of a data security compromise and has amplified our already extensive reliance on computing and information systems and unimpeded Internet access.

Our earnings depend on the state of macroeconomic conditions and consumer confidence and spending in the U.S.

Nearly all of our sales are in the U.S., making our results highly dependent on the health of the U.S. economy and U.S. consumer confidence and spending, which can be affected by a variety of factors, including inflation, interest rates, housing prices, unemployment rates, household debt and wage levels, and credit usage. In addition, the interconnected nature of the global economy means that international events such as geopolitical conflicts, terrorist attacks, armed conflicts, public health crises, energy availability, trade disputes, and market volatility can all affect macroeconomic conditions in the U.S. A deterioration in U.S. macroeconomic conditions or consumer confidence or spending could adversely affect our business in many ways, including reducing sales, reducing gross margins, and lowering our credit card profit-sharing revenue, each of which could adversely affect our results of operations and financial condition.

Uncharacteristic or significant weather conditions or natural disasters and the impacts of climate change could adversely affect our results of operations.

Uncharacteristic or significant weather conditions, including the physical impacts of climate change, can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lower sales or greater than expected markdowns and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters are more prevalent. Natural disasters in those states or in other areas where we operate could result in significant physical damage to, or closure of, one or more of our stores, distribution centers, facilities, or key vendors. In addition, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, could adversely affect the availability and cost of certain products within our supply chain, affect consumer purchasing power, and reduce consumer demand. Any of these events could adversely affect our results of operations.

The long-term effects of global climate change are expected to be widespread and unpredictable. The potential impacts of climate change present a variety of risks. The physical effects of climate change, such as extreme weather conditions, drought, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution centers, and inventory, and threatening the habitability of the locations in which we operate. In addition to physical risks, the potential impacts of climate change also present transition risks, including regulatory and reputational risks. For example, we use commodities and energy inputs in our operations that may face increased regulation due to climate change or other environmental concerns, which could increase our costs. Furthermore, any failure, or perceived failure, by us to achieve our sustainability goals or to otherwise meet evolving, varied, and sometimes conflicting stakeholder expectations regarding the environment, could adversely affect our reputation and results of operations.

TARGET CORPORATION	2023 Form 10-K	13

RISK FACTORS	Table of Contents

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With over 400,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing. Many team members are in entry-level or part-time positions with high turnover rates historically. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, unemployment levels, prevailing wage rates, benefit costs, changing demographics, and our reputation within the labor market. If we are unable to attract and retain a workforce meeting our needs, our operations, guest service levels, support functions, and competitiveness could suffer and our results of operations could be adversely affected. We are periodically subject to labor organizing efforts and activism, which could negatively impact how we are perceived by team members and our overall reputation. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs, how we operate our business, and our results of operations. In addition to our U.S. operations, we have support offices and sourcing operations in India, China, and other countries, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our results of operations.

Failure to address product safety and sourcing concerns could adversely affect our results of operations.

If any of our merchandise offerings do not meet applicable safety standards or Target’s or our guests’ expectations regarding safety, supply chain transparency, and responsible sourcing, we could be exposed to legal and reputational risks and our results of operations could be adversely affected. Our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual or perceived product safety concerns, including food or drug contamination and product defects, could expose us to government enforcement actions and private litigation and result in costly product recalls and other liabilities. Our sourcing vendors, including any third parties selling through our digital channels, must also meet our expectations and comply with applicable laws and regulations across multiple areas of social compliance, including supply chain transparency and responsible sourcing. We have a social compliance audit process that performs audits regularly, but we cannot continuously monitor every vendor, so we are also dependent on our vendors to ensure that the products we buy comply with applicable standards. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, the risk of these standards not being met may increase. Negative guest perceptions regarding the safety and sourcing of the products we sell could harm our reputation and adversely affect our results of operations.

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

Changes in the legal or regulatory environment affecting any other area related to our business, including information security, cybersecurity, and data privacy, product safety, payment methods, or climate and emissions disclosure could cause our expenses to increase and adversely affect our results of operations. In addition, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, anti-money laundering laws, import restrictions, responsible sourcing laws, and sanctions programs, we could be subject to legal and reputational risks, including government enforcement actions and class action civil litigation, which could adversely affect our results of operations and financial condition.

TARGET CORPORATION	2023 Form 10-K	14

RISK FACTORS, UNRESOLVED STAFF COMMENTS, & CYBERSECURITY	Table of Contents

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

We are dependent on a stable, liquid, and well-functioning financial system to fund our operations and capital investments. Our continued access to financial markets depends on multiple factors including the condition of debt capital markets, the condition of the banking sector, our operating performance, and our credit ratings. If rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt issuances and borrowings. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee that our current credit ratings will remain the same. In addition, we use a variety of derivative products to manage our exposure to market risk, principally interest rate fluctuations. Disruptions or turmoil in the financial markets could reduce our ability to fund our operations and capital investments and lead to losses on derivative positions from counterparty failures, which could adversely affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

Set forth below is information regarding our cybersecurity risk management, strategy, and governance, along with a related description of our information security and data privacy practices.

Securing company systems, business information, and personal information of our guests, team members, vendors, and other third parties is important to us. We have systems in place to:
•safely receive, protect, and store that information;
•collect, use, and share that information appropriately; and
•detect, contain, and respond to information security, cybersecurity, and data privacy incidents.

While everyone at Target plays a part in information security, cybersecurity, and data privacy, oversight responsibility is shared by our Board of Directors, its committees, and management.

Responsible party	Oversight of information security, cybersecurity, and data privacy
Board of Directors	Oversight of these topics within Target’s overall risks
Audit & Risk Committee	Primary oversight responsibility for information security, cybersecurity, and data privacy, including internal controls designed to identify, assess, and manage risks related to these topics
Management
Our Chief Information Officer, Chief Information Security Officer, Chief Legal & Compliance Officer, Chief Corporate Affairs Officer, and other senior members of our cybersecurity, risk, and compliance and ethics teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit & Risk Committee and/or the full Board of Directors

TARGET CORPORATION	2023 Form 10-K	15

CYBERSECURITY	Table of Contents

Our program and practices regarding information security, cybersecurity, and data privacy include the following:

•Audit & Risk Committee and Board of Directors updates. To inform and educate the Audit & Risk Committee in its primary oversight responsibility for information security, cybersecurity, and data privacy, management provides updates on these topics. For example, the Chief Information Security Officer addresses information security risks and controls, cyber threats, and other program updates, and senior members of the risk team provide enterprise risk management program updates. In addition, the Board of Directors receives updates from management regarding Target’s overall risks, which include risks related to these topics.

•Integration into enterprise risk management program. By aligning the identification, assessment, and management of risks related to information security, cybersecurity, and data privacy with our overall approach to risk oversight by the Board of Directors, its committees, and management, we have integrated these practices into our enterprise risk management program.

•Management expertise. Our Chief Information Officer leads the strategic direction and management of Target’s enterprise technology systems. He is responsible for Target’s technology roadmap and oversees Target’s global product engineering, infrastructure, cybersecurity, data sciences, and architecture teams. He has held a variety of leadership roles across the company and has developed significant knowledge and skills regarding enterprise technology systems, including cybersecurity. Our Chief Information Security Officer has a strong background in technology, information security, cybersecurity, risk management, audit, and compliance and held executive roles in information security prior to joining Target. He continues to develop his expertise in these areas and contributes to the broader cybersecurity community by serving in several board and advisory roles and promoting collaboration, best practice sharing, and talent development. Our Chief Legal & Compliance Officer and Chief Corporate Affairs Officer have extensive experience, and have developed critical knowledge and skills, in the areas of risk oversight and compliance, including as such areas relate to cybersecurity.

•Systems and processes. We use a combination of industry-leading tools and in-house technologies to protect Target and our guests, operate a proactive threat intelligence program to identify and assess risks, including from threats associated with our use of third-party service providers, and we run a cyber fusion center to investigate and respond to threats. Our program is based on recognized industry security standards and control frameworks, which we seek to validate through internal and independent assessments. Our cybersecurity team regularly tests our controls through penetration testing, vulnerability scanning, and attack simulation. In addition, we have an incident response program to address potential security and privacy incidents. As part of this incident response program, members of management are informed about and monitor the prevention, detection, mitigation, and remediation of potential security and privacy incidents. The program uses a coordinated escalation model to provide information to, and engage with, relevant members of management and the Board of Directors, as needed, throughout the incident response process.

•Understanding evolving threats in the industry and with our suppliers. Our cybersecurity and data privacy teams work to understand evolving threats, developing issues, and industry trends, and our vendor teams monitor and assess risks with our suppliers.

•Collaboration with organizations across different industries. We share threat intelligence and collaborate with organizations across different industries to share best practices, fight cybercrime, enhance privacy, discuss new technologies, better understand the evolving regulatory environment, and advance capabilities in these areas.

•Investment, training, and development of our cybersecurity and data privacy teams. We invest in building and developing cybersecurity talent and engineering expertise in-house rather than relying solely on third-party providers. We also offer in-house training and educational courses through our Cyber Plus Institute, which is a security training curriculum leveraging internal subject matter expertise along with curated resources. Our data privacy team has industry certifications, works to understand changing technologies that impact consumer privacy, and regularly participates in training and conferences.

TARGET CORPORATION	2023 Form 10-K	16

CYBERSECURITY	Table of Contents

•Regular training and compliance activities for our team members. Our team members receive annual training on information security, cybersecurity, and data privacy topics to understand the behaviors and technical requirements necessary to protect company and guest information, and appropriately collect, use, and share personal information. We also offer ongoing practice and education for team members to recognize and report suspicious activity.

•Use of third parties. Beyond our in-house capabilities we engage with leading security and technology vendors to assess our information security and cybersecurity program and test our technical capabilities.

•Insurance coverage. We maintain insurance coverage intended to limit our exposure to certain network security and privacy matters.

See “Information Security, Cybersecurity, and Data Privacy Risks” in Part I, Item 1A, Risk Factors for additional information regarding risks from cybersecurity threats.

TARGET CORPORATION	2023 Form 10-K	17

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of February 3, 2024	Stores	Retail Square Feet (in thousands)	Stores as of February 3, 2024	Stores	Retail Square Feet (in thousands)
Alabama	23	3,153	Montana	7	777
Alaska	3	504	Nebraska	14	2,015
Arizona	46	6,080	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	10	1,236
California	316	37,482	New Jersey	51	6,333
Colorado	45	6,361	New Mexico	10	1,185
Connecticut	21	2,745	New York	104	11,061
Delaware	4	551	North Carolina	53	6,773
District of Columbia	5	342	North Dakota	4	594
Florida	128	17,329	Ohio	65	7,865
Georgia	51	6,827	Oklahoma	15	2,167
Hawaii	9	1,367	Oregon	19	2,240
Idaho	7	725	Pennsylvania	77	9,241
Illinois	101	12,283	Rhode Island	4	517
Indiana	32	4,186	South Carolina	20	2,389
Iowa	21	2,859	South Dakota	5	580
Kansas	17	2,385	Tennessee	30	3,815
Kentucky	14	1,575	Texas	156	21,448
Louisiana	16	2,195	Utah	16	2,080
Maine	6	741	Vermont	1	60
Maryland	40	5,055	Virginia	60	7,763
Massachusetts	50	5,559	Washington	38	4,376
Michigan	54	6,300	West Virginia	7	851
Minnesota	72	10,310	Wisconsin	38	4,614
Mississippi	6	743	Wyoming	3	257
Missouri	35	4,618
			Total	1,956	245,939

Stores and Supply Chain Facilities as of February 3, 2024	Stores	Supply Chain Facilities (a)
Owned	1,532	38
Leased	264	20
Owned buildings on leased land	160	—
Total	1,956	58
(a)Supply Chain Facilities includes distribution centers, sortation centers, and other facilities with a total of 61.5 million square feet.

We own our corporate headquarters buildings located in and around Minneapolis, Minnesota, and we lease and own additional office space elsewhere in Minneapolis and the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 11 and 18 to the Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	18

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

As previously disclosed in Target's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, on March 29, 2023, Target Corporation and certain of its officers were named as defendants in a purported federal securities law class action filed in the United States District Court for the District of Minnesota. The plaintiff filed an amended complaint on December 15, 2023, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 relating to certain prior disclosures of Target about its business model, strategy, and inventory. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired Target common stock between November 17, 2021 and May 17, 2022. The plaintiff seeks damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors about Target’s business model, strategy, and inventory and that such conduct affected the value of Target common stock. Target intends to vigorously defend this lawsuit.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2023 Form 10-K	19

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 6, 2024, there were 12,716 shareholders of record. Dividends declared per share for 2023, 2022, and 2021, are disclosed in our Consolidated Statements of Shareholders' Investment.

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of February 3, 2024, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended February 3, 2024 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

TARGET CORPORATION	2023 Form 10-K	20

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
Target	$100.00	$160.56	$267.98	$326.39	$258.02	$229.98
S&P 500 Index	100.00	121.56	142.53	172.46	161.03	199.42
Current Peer Group	100.00	121.09	168.10	176.18	149.86	204.49
Previous Peer Group	100.00	121.17	168.11	176.09	149.62	204.41

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index and (ii) the previous peer group consisting of 19 online, general merchandise, department stores, food, and specialty retailers (Albertsons Companies, Inc., Amazon.com, Inc., Best Buy Co., Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Rite Aid Corporation, Ross Stores, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) the new peer group consisting of the companies in the Previous Peer Group, plus BJ's Wholesale Club Holdings, Inc. (Current Peer Group). The Current Peer Group is consistent with the retail peer group described in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2024, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and the Peer Group on February 2, 2019, and reinvestment of all dividends.

Item 6.    [Reserved]

TARGET CORPORATION	2023 Form 10-K	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our durable operating and financial model that further differentiates Target and is designed to drive sustainable sales and profit growth over the long term. During 2023, in support of our enterprise strategy described in Item 1 on page 2 of this Form 10-K, we

•Expanded our supply chain capacity and digital fulfillment capabilities, including adding three new supply chain facilities to support our growth and commitment to fast delivery times, while helping our teams work more efficiently and managing our shipping costs;
•Fulfilled over 60 percent of our digital sales through our same-day fulfillment options: Order Pickup, Drive Up, and delivery via Shipt;
•Rolled out Drive Up with Starbucks and Returns with Drive Up nationwide;
•Continued to emphasize newness across our assortment and continued to introduce new owned and exclusive brands and designer collaborations, including our first kitchen owned brand Figmint, collections from Kendra Scott, a collaboration with Rowing Blazers, and Stanley drinkware in exclusive colors;
•Completed 65 full store remodels and continued to invest in other stores, including projects to increase efficiency of our Same-Day Services, build-out and open Ulta Beauty shop-in-shops, and expand Apple and Disney experiences;
•Opened 21 new stores in a variety of sizes with new design elements that reflect the local community;
•Invested in team member wages and benefits; and
•Offered compelling promotions, attractive every day price points on key items, and free and easy payment and fulfillment options.

Financial Summary

Fiscal 2023 (a 53-week year) included the following notable items:

•GAAP and Adjusted diluted earnings per share were $8.94.
•Total revenue decreased 1.6 percent, reflecting a total sales decline of 1.7 percent and a 5.1 percent increase in other revenue.
•Comparable sales decreased 3.7 percent, driven by a 2.4 percent decrease in traffic and a 1.4 percent decrease in average transaction amount.
◦Comparable store originated sales declined 3.5 percent.
◦Comparable digitally originated sales decreased 4.8 percent.
•Operating income of $5.7 billion was 48.3 percent higher than the comparable prior-year period. See Business Environment below for additional information.

Sales were $105.8 billion for 2023, a decrease of $1.8 billion, or 1.7 percent, from the prior year. Operating cash flow was $8.6 billion for 2023, an increase of $4.6 billion, or 114.6 percent, from $4.0 billion for 2022. The drivers of the operating cash flow increase are described on page 30.

TARGET CORPORATION	2023 Form 10-K	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Financial Statements

Earnings Per Share				Percent Change
	2023 (a)	2022	2021	2023/2022	2022/2021
GAAP diluted earnings per share	$8.94	$5.98	$14.10	49.4%	(57.6)%
Adjustments	—	0.03	(0.53)
Adjusted diluted earnings per share	$8.94	$6.02	$13.56	48.6%	(55.7)%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 28.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended February 3, 2024, after-tax ROIC was 16.1 percent, compared with 12.6 percent for the trailing twelve months ended January 28, 2023. The calculation of ROIC is provided on page 29.

Business Environment

In 2023, we experienced sales declines across our business, primarily in each of our Discretionary categories (Apparel & Accessories, Hardlines, and Home Furnishings & Decor) partially offset by growth in Frequency categories (Beauty & Household Essentials and Food & Beverage). This trend of decreased Discretionary category sales began in 2022. In response, during 2022, we took actions and employed strategies to align inventories with sales trends. These actions, as well as improvements in the supply chain, have resulted in decreased inventory in 2023 compared with 2022, as well as a reduction in costs related to managing elevated inventory levels.

In 2023, we experienced a significant decrease in freight costs due to a decline in freight rates compared to 2022. We have also experienced lower digital fulfillment costs due to a decrease in digital sales and an increased mix of digital sales fulfilled through lower-cost same-day services.

We continue to experience higher inventory shrink, as a percentage of sales, relative to historical levels — including significantly higher shrink rates at certain stores. We believe that this trend is pervasive across the retail industry. Increased shrink has had, and if current trends persist will continue to have, an adverse impact on our results of operations, including impairment of our long-lived assets. Note 11 to the Financial Statements provides more information on impairment charges, including those related to store closures.

The Gross Margin Rate analysis on page 26 and Inventory section on page 30 provide additional information.

Sale of Dermstore

In February 2021, we sold Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other (Income) / Expense. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	2023 Form 10-K	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2023 (a)	2022	2021	2023/2022	2022/2021
Sales	$105,803	$107,588	$104,611	(1.7)%	2.8%
Other revenue	1,609	1,532	1,394	5.1	9.8
Total revenue	107,412	109,120	106,005	(1.6)	2.9
Cost of sales	77,736	82,229	74,963	(5.5)	9.7
SG&A expenses	21,554	20,658	19,752	4.3	4.6
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,415	2,385	2,344	1.3	1.8
Operating income	$5,707	$3,848	$8,946	48.3%	(57.0)%
(a)2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.

Rate Analysis	2023	2022	2021
Gross margin rate	26.5%	23.6%	28.3%
SG&A expense rate	20.1	18.9	18.6
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.2	2.2	2.2
Operating income margin rate	5.3	3.5	8.4
Note: Gross margin rate is calculated as gross margin (sales less cost of sales) divided by sales. All other rates are calculated by dividing the applicable amount by total revenue.

A discussion regarding Analysis of Results of Operations and Analysis of Financial Condition for 2022, as compared to 2021, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the year ended January 28, 2023.

TARGET CORPORATION	2023 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
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

The extra week in 2023 contributed $1,715 million to total sales.

Comparable Sales	2023	2022	2021
Comparable sales change	(3.7)%	2.2%	12.7%
Drivers of change in comparable sales
Number of transactions (traffic)	(2.4)	2.1	12.3
Average transaction amount	(1.4)	0.1	0.4

Comparable Sales by Channel	2023	2022	2021
Stores originated comparable sales change	(3.5)%	2.4%	11.0%
Digitally originated comparable sales change	(4.8)	1.5	20.8

Sales by Channel	2023	2022	2021
Stores originated	81.7%	81.4%	81.1%
Digitally originated	18.3	18.6	18.9
Total	100%	100%	100%

Sales by Fulfillment Channel	2023	2022	2021
Stores	97.4%	96.7%	96.4%
Other	2.6	3.3	3.6
Total	100%	100%	100%
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

TARGET CORPORATION	2023 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
TD Bank Group offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card and RedCard Reloadable Account. Collectively, we refer to these products as RedCards™. Guests receive a 5 percent discount on virtually all purchases when they use a RedCard at Target. We monitor the percentage of purchases that are paid for using RedCards (RedCard Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our RedCards are also incremental sales for Target. For the years ended February 3, 2024, January 28, 2023, and January 29, 2022, total RedCard Penetration was 18.6 percent, 19.8 percent, and 20.5 percent, respectively. See the Customer Loyalty Programs section within Item 1. Business on page 5 for information about the rebranding of RedCards.

Gross Margin Rate

Our gross margin rate was 26.5 percent in 2023 and 23.6 percent in 2022. The increase reflected the net impact of

•merchandising benefit, including
◦lower freight costs; and
◦lower clearance and promotional markdown rates and other costs compared with the prior-year, which included the impact of inventory impairments and other actions;
•lower digital fulfillment and supply chain costs due to
◦a decrease in digital volume;
◦an increased mix of digital sales fulfilled through lower-cost same-day services; and
◦lower inventory levels; and
•higher inventory shrink.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 20.1 percent in 2023, compared with 18.9 percent in 2022, reflecting the net impact of cost increases across our business, including investments in team member pay and benefits, and the deleveraging impact of lower sales in 2023 compared to the prior year.

TARGET CORPORATION	2023 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS & OTHER PERFORMANCE FACTORS	Index to Financial Statements
Store Data

Change in Number of Stores	2023	2022
Beginning store count	1,948	1,926
Opened	21	23
Closed	(13)	(1)
Ending store count	1,956	1,948

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023
170,000 or more sq. ft.	273	274	48,824	48,985
50,000 to 169,999 sq. ft.	1,542	1,527	192,908	191,241
49,999 or less sq. ft.	141	147	4,207	4,358
Total	1,956	1,948	245,939	244,584
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $502 million for 2023, compared with $478 million for 2022. The increase in net interest expense was primarily due to higher average debt levels and the impact of higher floating interest rates on our interest rate swaps in 2023 compared with 2022, partially offset by an increase in interest income.

Provision for Income Taxes

Our 2023 effective income tax rate was 21.9 percent compared with 18.7 percent in 2022. The increase primarily reflects higher pretax earnings in the current year, as well as lower discrete tax benefits related to share-based compensation compared to the prior year.

Note 19 to the Financial Statements provides additional information.

TARGET CORPORATION	2023 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

Reconciliation of Non-GAAP Adjusted EPS	2023 (a)			2022			2021
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$8.94			$5.98			$14.10
Adjustments
Gain on Dermstore Sale	$—	$—	$—	$—	$—	$—	$(335)	$(269)	$(0.55)
Other (b)	—	—	—	20	15	0.03	9	7	0.01
Adjusted diluted earnings per share			$8.94			$6.02			$13.56
Note: Amounts may not foot due to rounding.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.
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

EBIT and EBITDA				Percent Change
(dollars in millions)	2023 (a)	2022	2021	2023/2022	2022/2021
Net earnings	$4,138	$2,780	$6,946	48.8%	(60.0)%
+ Provision for income taxes	1,159	638	1,961	81.7	(67.5)
+ Net interest expense	502	478	421	5.0	13.4
EBIT	$5,799	$3,896	$9,328	48.8%	(58.2)%
+ Total depreciation and amortization (b)	2,801	2,700	2,642	3.8	2.2
EBITDA	$8,600	$6,596	$11,970	30.4%	(44.9)%
(a)2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.
(b)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2023 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	February 3, 2024 (a)	January 28, 2023
Operating income	$5,707	$3,848
+ Net other income	92	48
EBIT	5,799	3,896
+ Operating lease interest (b)	120	93
- Income taxes (c)	1,295	744
Net operating profit after taxes	$4,624	$3,245

Denominator	February 3, 2024	January 28, 2023	January 29, 2022
Current portion of long-term debt and other borrowings	$1,116	$130	$171
+ Noncurrent portion of long-term debt	14,922	16,009	13,549
+ Shareholders' investment	13,432	11,232	12,827
+ Operating lease liabilities (d)	3,608	2,934	2,747
- Cash and cash equivalents	3,805	2,229	5,911
Invested capital	$29,273	$28,076	$23,383
Average invested capital (e)	$28,674	$25,729

After-tax return on invested capital	16.1%	12.6%
(a)2023 consisted of 53 weeks compared with 52 weeks in the prior-year period.
(b)Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense within SG&A Expenses. Operating lease interest is added back to operating income in the ROIC calculation to control for differences in capital structure between us and our competitors.
(c)Calculated using the effective tax rates, which were 21.9 percent and 18.7 percent for the trailing twelve months ended February 3, 2024, and January 28, 2023, respectively. For the trailing twelve months ended February 3, 2024, and January 28, 2023, includes tax effect of $1.3 billion and $0.7 billion, respectively, related to EBIT, and $26 million and $17 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2023 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Our year-end cash and cash equivalents balance increased to $3.8 billion from $2.2 billion in 2022. Our cash and cash equivalents balance includes short-term investments of $2.9 billion and $1.3 billion as of February 3, 2024, and January 28, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $8.6 billion in 2023 compared with $4.0 billion in 2022. For 2023, operating cash flows increased as a result of higher net earnings and an improvement in working capital, including lower inventory levels, compared with 2022.

Inventory

Year-end inventory was $11.9 billion, compared with $13.5 billion in 2022. The decrease in inventory levels primarily reflects
•improvements in the supply chain, including on-time arrivals and reduced in-transit inventory,
•alignment of inventory levels with sales trends, and
•cost decreases, primarily due to lower freight rates in 2023 compared to 2022.

The Business Environment section on page 23 provides additional information.

TARGET CORPORATION	2023 Form 10-K	30

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Note: Amounts may not foot due to rounding.

Capital expenditures in 2023 reflect investments in our strategic initiatives, including investments in both stores and in our supply chain. We completed 65 full-store remodels during 2023 and opened approximately 140 Ulta Beauty shop-in-shops. We have completed over 1,100 full-store remodels since the launch of the current program in 2017.

In addition to these cash investments, we entered into leases related to new stores in 2023, 2022, and 2021 with total future minimum lease payments of $122 million, $319 million, and $401 million, respectively, and new leases related to our supply chain with total future minimum lease payments of $21 million, $1.6 billion, and $226 million, respectively.

We expect capital expenditures in 2024 of approximately $3.0 billion to $4.0 billion to support new stores, remodels and other existing store investments, and supply chain projects. We expect to open about 20 new stores and add additional Ulta Beauty shop-in-shops during 2024. We also expect to continue to invest in new store and supply chain leases.

Dividends

We paid dividends totaling $2.0 billion ($4.36 per share) in 2023 and $1.8 billion ($3.96 per share) in 2022, a per share increase of 10.1 percent. We declared dividends totaling $2.1 billion ($4.38 per share) in 2023 and $1.9 billion ($4.14 per share) in 2022, a per share increase of 5.8 percent. We have paid dividends every quarter since our 1967 initial public offering and it is our intent to continue to do so in the future.

Share Repurchases

We did not repurchase any shares during 2023. During 2022 we returned $2.6 billion to shareholders through share repurchase. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 21 to the Financial Statements for more information.

TARGET CORPORATION	2023 Form 10-K	31

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of February 3, 2024, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2023, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2024 and terminated our prior 364-day credit facility. We also exercised our option to extend our existing five-year unsecured revolving credit facility, which has a maximum committed capacity of $3.0 billion and now expires in October 2028. Both credit facilities backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2023 or 2022. We did not have any balances outstanding under our commercial paper program as of February 3, 2024 or January 28, 2023.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of February 3, 2024, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

TARGET CORPORATION	2023 Form 10-K	32

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses and is adjusted to reflect results of actual physical inventory counts. We generally perform counts at each location annually, with counts taking place throughout the year. A 10% increase in our year-end inventory shrink reserve would increase cost of sales by approximately $150 million. Historically, our actual physical inventory count results have shown our estimates to be reasonably accurate. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $11.9 billion and $13.5 billion as of February 3, 2024, and January 28, 2023, respectively, and is further described in Note 9 to the Financial Statements.

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

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $513 million and $526 million as of February 3, 2024, and January 28, 2023, respectively. Vendor income is described further in Note 5 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group is less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $102 million, $66 million, and $87 million in 2023, 2022, and 2021, respectively, which are described further in Note 11 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $650 million and $560 million as of February 3, 2024, and January 28, 2023, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 5 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $33 million in 2023. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

TARGET CORPORATION	2023 Form 10-K	33

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is likely the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Gross uncertain tax positions, including interest and penalties, were $366 million and $241 million as of February 3, 2024, and January 28, 2023, respectively. We believe the resolution of these matters will not materially affect our consolidated financial statements. Income taxes are described further in Note 19 to the Financial Statements.

Pension accounting:    We maintain a funded qualified defined benefit pension plan, as well as nonqualified and international pension plans that are generally unfunded, for certain current and former team members. The costs for these plans are determined based on actuarial calculations using the assumptions described in the following paragraphs. Eligibility and the level of benefits vary depending on each team member's full-time or part-time status, date of hire, age, length of service, and/or compensation. The benefit obligation and related expense for these plans are determined based on actuarial calculations using assumptions about the expected long-term rate of return, the discount rate, compensation growth rates, mortality, and retirement age. These assumptions, with adjustments made for any significant plan or participant changes, are used to determine the period-end benefit obligation and establish expense for the next year.

Our 2023 expected long-term rate of return on plan assets of 6.50 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $41 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $36 million.

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

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2023 Form 10-K	34

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS & QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "aim," "anticipate," "believe," "could," "expect," "may," "might," "seek," "will," "would," or similar words. The principal forward-looking statements in this report include statements regarding: our future financial and operational performance, our strategy for growth, the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the adequacy of our reserves for general liability, workers' compensation, and property loss, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, our expectations regarding arrangements with our partners, and changes in our assumptions and expectations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of February 3, 2024, our exposure to market risk was primarily from interest rate changes on our debt obligations and short-term investments, some of which are at a Secured Overnight Financing Rate (SOFR). Our interest rate exposure is primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. As of February 3, 2024, our floating rate short-term investments exceeded our floating rate debt by approximately $450 million. Based on our balance sheet position as of February 3, 2024, the annualized effect of a 1 percentage point increase in floating interest rates on our floating rate short-term investments, net of our floating rate debt obligations, would increase our earnings before income taxes by $5 million. In general, we expect our floating rate debt to exceed our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. See further description of our debt and derivative instruments in Notes 16 and 17 to the Financial Statements.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of February 3, 2024, the annualized effect of a 0.5 percentage point increase/(decrease) in interest rates would increase/(decrease) earnings before income taxes by $7 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $36 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. As of February 3, 2024, we had hedged 70 percent of the interest rate exposure of our plan liabilities.

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

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2023 Form 10-K	35

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2023 Form 10-K	36

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chair of the Board and Chief Executive Officer March 13, 2024	Michael J. Fiddelke Executive Vice President and and Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

TARGET CORPORATION	2023 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Vendor Income Receivable
Description of the Matter
At February 3, 2024, the Corporation’s vendor income receivable totaled $513 million. As discussed in Note 5 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

Auditing the Corporation's calculation of vendor income receivable was especially challenging due to the inputs required in the vendor receivable model, which include, among others, forecasted vendor income collections and the time period over which the collections have been earned. As a result of the high volume of transactions processed by the Corporation and used in estimating these inputs, auditing the vendor income receivable requires extensive audit effort to address the completeness and accuracy of the information used in the receivable model.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s vendor income receivable process, including controls over management’s review of the inputs described above.

To test the estimated vendor income receivable, we performed audit procedures that included, among others, testing the completeness and accuracy of inputs used in the receivable model by verifying for a sample of the vendor-sponsored programs, the nature and source of the inputs used and the terms of the contractual agreements. We recalculated the amount of the vendor income earned based on the inputs and the terms of the contractual agreements. In addition, we recalculated the time period over which the vendor income collections had been earned to assess the accuracy of management’s inputs used in the model. We also performed sensitivity analyses of inputs to evaluate the significance of changes in the receivable that would result from changes to the inputs. Finally, we performed audit procedures over the vendor income collections subsequent to the balance sheet date to support the vendor income receivable at year end.

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 13, 2024

TARGET CORPORATION	2023 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2024, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of February 3, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Michael J. Fiddelke
Brian C. Cornell Chair of the Board and Chief Executive Officer March 13, 2024	Michael J. Fiddelke Executive Vice President and Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Target Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 13, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 13, 2024

TARGET CORPORATION	2023 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2023	2022	2021
Sales	$105,803	$107,588	$104,611
Other revenue	1,609	1,532	1,394
Total revenue	107,412	109,120	106,005
Cost of sales	77,736	82,229	74,963
Selling, general and administrative expenses	21,554	20,658	19,752
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,415	2,385	2,344
Operating income	5,707	3,848	8,946
Net interest expense	502	478	421
Net other income	(92)	(48)	(382)
Earnings before income taxes	5,297	3,418	8,907
Provision for income taxes	1,159	638	1,961
Net earnings	$4,138	$2,780	$6,946
Basic earnings per share	$8.96	$6.02	$14.23
Diluted earnings per share	$8.94	$5.98	$14.10
Weighted average common shares outstanding
Basic	461.5	462.1	488.1
Diluted	462.8	464.7	492.7
Antidilutive shares	2.1	1.1	—
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2023	2022	2021
Net earnings	$4,138	$2,780	$6,946
Other comprehensive (loss) / income, net of tax
Pension benefit liabilities	(23)	(113)	152
Currency translation adjustment and cash flow hedges	(18)	247	51
Other comprehensive (loss) / income	(41)	134	203
Comprehensive income	$4,097	$2,914	$7,149
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	February 3, 2024	January 28, 2023
Assets
Cash and cash equivalents	$3,805	$2,229
Inventory	11,886	13,499
Other current assets	1,807	2,118
Total current assets	17,498	17,846
Property and equipment
Land	6,547	6,231
Buildings and improvements	37,066	34,746
Fixtures and equipment	8,765	7,439
Computer hardware and software	3,428	3,039
Construction-in-progress	1,703	2,688
Accumulated depreciation	(24,413)	(22,631)
Property and equipment, net	33,096	31,512
Operating lease assets	3,362	2,657
Other noncurrent assets	1,400	1,320
Total assets	$55,356	$53,335
Liabilities and shareholders' investment
Accounts payable	$12,098	$13,487
Accrued and other current liabilities	6,090	5,883
Current portion of long-term debt and other borrowings	1,116	130
Total current liabilities	19,304	19,500
Long-term debt and other borrowings	14,922	16,009
Noncurrent operating lease liabilities	3,279	2,638
Deferred income taxes	2,480	2,196
Other noncurrent liabilities	1,939	1,760
Total noncurrent liabilities	22,620	22,603
Shareholders' investment
Common stock	38	38
Additional paid-in capital	6,761	6,608
Retained earnings	7,093	5,005
Accumulated other comprehensive loss	(460)	(419)
Total shareholders' investment	13,432	11,232
Total liabilities and shareholders' investment	$55,356	$53,335
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 461,675,441 shares issued and outstanding as of February 3, 2024; 460,346,947 shares issued and outstanding as of January 28, 2023.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2023	2022	2021
Operating activities
Net earnings	$4,138	$2,780	$6,946
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,801	2,700	2,642
Share-based compensation expense	251	220	228
Deferred income taxes	298	582	522
Gain on Dermstore sale	—	—	(335)
Noncash losses / (gains) and other, net	94	172	67
Changes in operating accounts:
Inventory	1,613	403	(3,249)
Other assets	(85)	22	(78)
Accounts payable	(1,216)	(2,237)	2,628
Accrued and other liabilities	727	(624)	(746)
Cash provided by operating activities	8,621	4,018	8,625
Investing activities
Expenditures for property and equipment	(4,806)	(5,528)	(3,544)
Proceeds from disposal of property and equipment	24	8	27
Proceeds from Dermstore sale	—	—	356
Other investments	22	16	7
Cash required for investing activities	(4,760)	(5,504)	(3,154)
Financing activities
Additions to long-term debt	—	2,625	1,972
Reductions of long-term debt	(147)	(163)	(1,147)
Dividends paid	(2,011)	(1,836)	(1,548)
Repurchase of stock	—	(2,646)	(7,188)
Shares withheld for taxes on share-based compensation	(127)	(180)	(168)
Stock option exercises	—	4	8
Cash required for financing activities	(2,285)	(2,196)	(8,071)
Net increase / (decrease) in cash and cash equivalents	1,576	(3,682)	(2,600)
Cash and cash equivalents at beginning of period	2,229	5,911	8,511
Cash and cash equivalents at end of period	$3,805	$2,229	$5,911
Supplemental information
Interest paid, net of capitalized interest	$605	$449	$414
Income taxes paid	374	213	2,063
Leased assets obtained in exchange for new finance lease liabilities	104	224	288
Leased assets obtained in exchange for new operating lease liabilities	1,027	329	580
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total
January 30, 2021	500.9	$42	$6,329	$8,825	$(756)	$14,440
Net earnings	—	—	—	6,946	—	6,946
Other comprehensive income	—	—	—	—	203	203
Dividends declared	—	—	—	(1,655)	—	(1,655)
Repurchase of stock	(31.3)	(3)	—	(7,196)	—	(7,199)
Stock options and awards	1.7	—	92	—	—	92
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(1,931)	—	(1,931)
Repurchase of stock	(12.5)	(1)	119	(2,764)	—	(2,646)
Stock options and awards	1.5	—	68	—	—	68
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	4,138	—	4,138
Other comprehensive loss	—	—	—	—	(41)	(41)
Dividends declared	—	—	—	(2,050)	—	(2,050)
Stock options and awards	1.4	—	153	—	—	153
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
We declared $4.38, $4.14, and $3.38 dividends per share for the twelve months ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2023 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Fiscal year - Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2023 ended February 3, 2024, and consisted of 53 weeks. Fiscal 2022 and 2021 ended January 28, 2023, and January 29, 2022, respectively, and consisted of 52 weeks. Fiscal 2024 will end February 1, 2025, and will consist of 52 weeks.

Accounting policies - Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

2. Dermstore Sale

In February 2021, we sold our wholly owned subsidiary Dermstore LLC (Dermstore) for $356 million in cash and recognized a $335 million pretax gain, which is included in Net Other Income. Dermstore represented less than 1 percent of our consolidated revenues, operating income and net assets.

TARGET CORPORATION	2023 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
3. Revenues

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenues (millions)	2023	2022	2021
Apparel and accessories (a)	$16,485	$17,646	$17,931
Beauty and household essentials (b)	31,284	29,575	27,268
Food and beverage (c)	23,899	22,918	20,306
Hardlines (d)	16,162	17,739	18,614
Home furnishings and décor (e)	17,760	19,463	20,255
Other	213	247	237
Sales	105,803	107,588	104,611
Credit card profit sharing	667	734	710
Other	942	798	684
Other revenue	1,609	1,532	1,394
Total revenue	$107,412	$109,120	$106,005
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Total revenues do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brands within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of February 3, 2024, and January 28, 2023, the liability for estimated returns was $170 million and $174 million, respectively.

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

TARGET CORPORATION	2023 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	January 28, 2023	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	February 3, 2024
Gift card liability (a)	$1,240	$829	$(907)	$1,162
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, RedCard Reloadable Account, Target Credit Card, or Target MasterCard (collectively, RedCards).

Target Circle program members earn Target Circle Rewards on various transactions. As of February 3, 2024, and January 28, 2023, deferred revenue of $117 million and $112 million, respectively, related to our Target Circle program was included in Accrued and Other Current Liabilities.

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
Litigation and defense costs and related insurance
    recoveries
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2023 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

6. Advertising Costs

Advertising costs consist primarily of digital advertisements and media broadcast. Digital advertising costs are generally expensed as incurred when the consumer engages with the advertisement through clicks or views, while media broadcast costs are generally expensed at first showing or distribution of the advertisement. Reimbursements from vendors that are for specific, incremental, and identifiable advertising costs are recognized as offsets of these advertising costs within Selling, General and Administrative Expenses (SG&A Expenses). Net advertising costs were $1.4 billion in 2023 and $1.5 billion in 2022 and 2021.

7. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Financial Instruments Measured on a Recurring Basis			Fair Value as of
(millions)	Classification	Measurement Level	February 3, 2024	January 28, 2023
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$2,897	$1,343
Prepaid forward contracts (b)	Other Current Assets	Level 1	25	27
Interest rate swaps (c)	Other Noncurrent Assets	Level 2	—	7
Liabilities
Interest rate swaps (c)	Other Current Liabilities	Level 2	3	—
Interest rate swaps (c)	Other Noncurrent Liabilities	Level 2	123	81
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 17 for additional information on interest rate swaps.

TARGET CORPORATION	2023 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Significant Financial Instruments Not Measured at Fair Value (a)	As of February 3, 2024		As of January 28, 2023
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,151	$13,467	$14,141	$13,688
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

Cash and Cash Equivalents (millions)	February 3, 2024	January 28, 2023
Cash	$288	$286
Receivables from third-party financial institutions for credit and debit card transactions	620	600
Short-term investments	2,897	1,343
Cash and Cash Equivalents (a)	$3,805	$2,229
(a)We have access to these funds without any significant restrictions, taxes or penalties.

As of February 3, 2024, and January 28, 2023, we reclassified book overdrafts of $173 million and $248 million, respectively, to Accounts Payable and $10 million and $14 million, respectively, to Accrued and Other Current Liabilities.

9. Inventory

The vast majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Inventory cost includes the amount we pay to our suppliers to acquire inventory, freight costs incurred to deliver product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. Distribution center operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates, and internally measured retail price indices, and was $153 million and $132 million as of February 3, 2024, and January 28, 2023, respectively.

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

TARGET CORPORATION	2023 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
10. Other Current Assets

Other Current Assets (millions)	February 3, 2024	January 28, 2023
Accounts and other receivables	$891	$1,169
Vendor income receivable	513	526
Prepaid expenses	201	188
Other	202	235
Other Current Assets	$1,807	$2,118

11. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the remaining initial lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Total depreciation expense, including depreciation expense included in Cost of Sales, was $2.8 billion, $2.7 billion, and $2.6 billion for 2023, 2022, and 2021, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $102 million, $66 million, and $87 million during 2023, 2022, and 2021, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

12. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 3, 2024	January 28, 2023
Goodwill and intangible assets (a)	$639	$645
Company-owned life insurance investments, net of loans (b)	483	440
Pension asset	57	75
Other	221	160
Other Noncurrent Assets	$1,400	$1,320
(a)Goodwill totaled $631 million as of both February 3, 2024, and January 28, 2023. No impairments were recorded in 2023, 2022, or 2021 as a result of the annual goodwill impairment tests performed.
(b)Note 23 provides more information on company-owned life insurance investments.

TARGET CORPORATION	2023 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
13. Supplier Finance Programs

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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.4 billion as of February 3, 2024, and January 28, 2023, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which may be lower.

14. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 3, 2024	January 28, 2023
Wages and benefits	$1,535	$1,319
Gift card liability, net of estimated breakage	1,162	1,240
Real estate, sales, and other taxes payable	827	772
Dividends payable	508	497
Current portion of operating lease liabilities	329	296
Workers' compensation and general liability (a)	192	173
Interest payable	122	94
Other	1,415	1,492
Accrued and Other Current Liabilities	$6,090	$5,883
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

TARGET CORPORATION	2023 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $0.9 billion and $1.0 billion as of February 3, 2024, and January 28, 2023, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services are rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $2.7 billion and $5.3 billion as of February 3, 2024, and January 28, 2023, respectively. Approximately half of these real estate obligations are due within one year, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1.6 billion as of February 3, 2024, and January 28, 2023, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $529 million and $519 million as of February 3, 2024, and January 28, 2023, respectively.

16. Commercial Paper and Long-Term Debt

Debt Maturities
(dollars in millions)	Weighted-Average Interest Rate at February 3, 2024	February 3, 2024	January 28, 2023
Due 2024-2028	2.7	4,668	4,664
Due 2029-2033	4.5	4,219	4,216
Due 2034-2038	6.8	937	937
Due 2039-2043	4.0	1,088	1,087
Due 2044-2048	3.8	1,119	1,118
Due 2049-2053	3.9	2,120	2,119
Total notes and debentures		14,151	14,141
Swap valuation adjustments		(126)	(74)
Finance lease liabilities		2,013	2,072
Less: Amounts due within one year		(1,116)	(130)
Long-term debt and other borrowings		$14,922	$16,009

Required Principal Payments (millions)	2024	2025	2026	2027	2028	Thereafter
Total required principal payments	$1,000	$1,500	$2,000	$97	$81	$9,574

In January 2023, we issued unsecured fixed rate debt of $1.15 billion at 4.8 percent that matures in January 2053 and $500 million at 4.4 percent that matures in January 2033. In connection with this issuance, we terminated our remaining forward-starting interest rate swaps. Note 17 provides additional information.

In September 2022, we issued unsecured fixed rate debt of $1.0 billion at 4.5 percent that matures in September 2032. In connection with this issuance, we terminated certain of our forward-starting interest rate swaps. Note 17 provides additional information.

In January 2022, we issued unsecured fixed rate debt of $1.0 billion at 1.95 percent that matures in January 2027 and $1.0 billion at 2.95 percent that matures in January 2052. Furthermore, we repaid $1.0 billion of 2.9 percent unsecured fixed rate debt at maturity.

TARGET CORPORATION	2023 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

We obtain short-term financing from time to time under our commercial paper program. For the years ended February 3, 2024, and January 28, 2023, the maximum amounts outstanding were $90 million and $2.3 billion, respectively, and the average daily amounts outstanding were $1 million and $709 million, respectively, at a weighted average annual interest rate of 4.8 percent and 2.4 percent, respectively. As of February 3, 2024, and January 28, 2023, there was no commercial paper outstanding.

In October 2023, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2024 and terminated our prior 364-day credit facility. We also exercised our option to extend our existing five-year unsecured revolving credit facility, which has a maximum committed capacity of $3.0 billion and now expires in October 2028. No balances were outstanding under either facility at any time during 2023 or 2022.

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

Under our swap agreements, we pay a floating rate equal to the daily SOFR compounded over six months and receive a weighted average fixed rate of 2.8 percent. The agreements have a weighted average remaining maturity of 4.9 years. As of February 3, 2024, and January 28, 2023, interest rate swaps with notional amounts totaling $2.45 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2023 and 2022.

During 2022, we terminated forward-starting interest rate swap agreements designated as cash flow hedges that hedged $2.15 billion of the $2.65 billion 2022 debt issuances described in Note 16. The resulting gains upon termination of these swap agreements totaling $419 million were recorded in Accumulated Comprehensive Loss (AOCI) and are recognized as a reduction to Net Interest Expense over the respective term of the debt. The cash flows related to forward-starting interest rate swaps are included within operating activities in the Consolidated Statements of Cash Flows.

Effect of Hedges on Debt (millions)	February 3, 2024	January 28, 2023
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,316	$2,366
Cumulative hedging adjustments, included in carrying amount	(126)	(74)

Effect of Hedges on Net Interest Expense (millions)	2023	2022	2021
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(52)	$(151)	$(106)
Hedged debt	52	151	106
Gain on cash flow hedges recognized in Net Interest Expense	24	4	—
Total	$24	$4	$—

TARGET CORPORATION	2023 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
18. Leases

We lease certain retail stores, supply chain facilities, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and nonlease components for new and reassessed leases.

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

Certain of our lease agreements require reimbursement of real estate taxes, common area maintenance, and insurance, as well as rental payments based on a percentage of retail sales over contractual levels, and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties. Our lease and sublease portfolio consists mainly of operating leases with CVS Pharmacy Inc. (CVS) for space within our stores.

Leases (millions)	Classification	February 3, 2024	January 28, 2023
Assets
Operating	Operating Lease Assets	$3,362	$2,657
Finance	Property and Equipment, Net (a)	1,470	1,673
Total leased assets		$4,832	$4,330
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$329	$296
Finance	Current Portion of Long-term Debt and Other Borrowings	119	129
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	3,279	2,638
Finance	Long-term Debt and Other Borrowings	1,894	1,943
Total lease liabilities		$5,621	$5,006
(a)Finance lease assets are recorded net of accumulated amortization of $743 million and $623 million as of February 3, 2024, and January 28, 2023, respectively.

Lease Cost (millions)	Classification	2023	2022	2021
Operating lease cost (a)	SG&A Expenses	$550	$467	$387
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	136	133	127
Interest on lease liabilities	Net Interest Expense	71	68	68
Sublease income (c)	Other Revenue	(20)	(19)	(18)
Net lease cost		$737	$649	$564
(a)2023, 2022, and 2021 include $115 million, $101 million, and $64 million, respectively, of short-term and variable lease costs.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $49 million for each of 2023 and 2022, and $48 million in 2021, which is included in Other Revenue.

TARGET CORPORATION	2023 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities	Operating	Finance
(millions)	Leases (a)	Leases (b)	Total
2024	$469	$186	$655
2025	452	179	631
2026	437	181	618
2027	424	181	605
2028	395	183	578
Thereafter	2,579	1,743	4,322
Total lease payments	$4,756	$2,653	$7,409
Less: Interest	1,148	640
Present value of lease liabilities	$3,608	$2,013
(a)Operating lease payments include $782 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $879 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $226 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $449 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	February 3, 2024	January 28, 2023
Weighted average remaining lease term (years)
Operating leases	12.0	11.4
Finance leases	14.6	15.4
Weighted average discount rate
Operating leases	4.22%	3.52%
Finance leases	3.69%	3.56%

Other Information (millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$479	$364	$316
Operating cash flows from finance leases	70	63	64
Financing cash flows from finance leases	147	100	91

TARGET CORPORATION	2023 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
19. Income Taxes

Earnings before income taxes were $5.3 billion, $3.4 billion, and $8.9 billion during 2023, 2022, and 2021, respectively, including $1.2 billion, $1.3 billion, and $896 million earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	3.8	3.0	3.9
International	(1.3)	(2.1)	(1.3)
Excess tax benefit related to share-based payments	(0.3)	(1.6)	(0.8)
Federal tax credits	(0.8)	(1.5)	(0.5)
Other	(0.5)	(0.1)	(0.3)
Effective tax rate	21.9%	18.7%	22.0%

Provision for Income Taxes (millions)	2023	2022	2021
Current:
Federal	$556	$(84)	$1,111
State	208	33	325
International	97	107	3
Total current	861	56	1,439
Deferred:
Federal	256	501	423
State	43	82	98
International	(1)	(1)	1
Total deferred	298	582	522
Total provision	$1,159	$638	$1,961

TARGET CORPORATION	2023 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	February 3, 2024	January 28, 2023
Gross deferred tax assets:
Accrued and deferred compensation	$392	$365
Accruals and reserves not currently deductible	256	233
Self-insured benefits	180	156
Deferred occupancy income	118	125
Lease liabilities	1,468	1,316
Other	92	142
Total gross deferred tax assets	2,506	2,337
Gross deferred tax liabilities:
Property and equipment	(3,015)	(2,613)
Leased assets	(1,276)	(1,115)
Inventory	(500)	(594)
Other	(187)	(205)
Total gross deferred tax liabilities	(4,978)	(4,527)
Total net deferred tax liability (a)	$(2,472)	$(2,190)
(a)$8 million and $6 million of the balances as of February 3, 2024, and January 28, 2023, respectively, is included in Other Noncurrent Assets.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed exams on the U.S. federal income tax returns for years 2020 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2016.

Reconciliation of Gross Unrecognized Tax Benefits (millions)	2023	2022	2021
Balance at beginning of period	$233	$125	$181
Additions based on tax positions related to the current year	128	115	32
Additions for tax positions of prior years	8	21	11
Reductions for tax positions of prior years	(13)	(23)	(95)
Settlements	(4)	(5)	(4)
Balance at end of period	$352	$233	$125

If we were to prevail on all unrecognized tax benefits recorded, the amount that would benefit the effective tax rate was $161 million, $107 million, and $67 million as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively. In addition, the reversal of accrued interest and penalties would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During 2023, 2022, and 2021, we recorded an expense / (benefit) from accrued interest and penalties of $6 million, $(4) million, and $1 million, respectively. As of February 3, 2024, January 28, 2023, and January 29, 2022, total accrued interest and penalties were $14 million, $7 million, and $13 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

TARGET CORPORATION	2023 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
20. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 3, 2024	January 28, 2023
Deferred compensation	$576	$550
Workers' compensation and general liability	458	387
Deferred occupancy income (a)	419	449
Income and other taxes payable	272	168
Pension benefits	33	37
Other	181	169
Other Noncurrent Liabilities	$1,939	$1,760
(a)To be amortized evenly through 2038.

21. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions. We did not repurchase any of our shares during 2023.

Share Repurchase Activity (millions, except per share data)	2023	2022	2021
Total number of shares purchased	—	12.5	31.3
Average price paid per share	$—	$211.57	$230.07
Total investment	$—	$2,646	$7,190

22. Share-Based Compensation

We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. This plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under this plan was 29.4 million as of February 3, 2024.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $255 million, $224 million, and $238 million, and the related income tax benefit was $56 million, $52 million, and $45 million, in 2023, 2022, and 2021, respectively.

TARGET CORPORATION	2023 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly over a 1-year period and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on our stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value for restricted stock units was $160.91, $208.80, and $186.98 in 2023, 2022, and 2021, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
January 28, 2023	3,321	$167.25
Granted	2,138	160.91
Forfeited	(304)	174.90
Vested	(1,359)	144.37
February 3, 2024	3,796	$171.61
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of February 3, 2024 was 3.68 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of February 3, 2024, there was $362 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $213 million, $321 million, and $323 million in 2023, 2022, and 2021, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year or 4-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and earnings per share growth. The fair value of performance share units is calculated based on our stock price on the date of grant. The weighted average grant date fair value for performance share units was $162.54, $216.63, and $179.58 in 2023, 2022, and 2021, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
January 28, 2023	1,887	$152.26
Granted	738	162.54
Forfeited	(361)	189.38
Vested	(770)	109.78
February 3, 2024	1,494	$182.98
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of February 3, 2024 was 0.75 million.
(b)Weighted average per unit.

TARGET CORPORATION	2023 Form 10-K	59

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $155 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.4 years. The fair value of performance share units vested and converted to shares of Target common stock was $127 million, $178 million, and $127 million in 2023, 2022, and 2021, respectively.

Stock Options

In the past, we granted stock options to certain team members. All outstanding stock options are vested and currently exercisable.

Stock Option Activity	Stock Options
	Total Outstanding & Exercisable
	Number of Options (a)	Exercise Price (b)	Intrinsic Value (c)
January 28, 2023	122	$56.07	$14
Exercised	(67)	56.47
February 3, 2024	55	$55.60	$5
(a)In thousands.
(b)Weighted average per share.
(c)Represents stock price appreciation subsequent to the grant date, in millions.

Stock Option Exercises (millions)	2023	2022	2021
Cash received for exercise price	$—	$4	$8
Intrinsic value	5	11	45
Income tax benefit	1	2	11

As of February 3, 2024, there was no unrecognized compensation expense related to stock options. The weighted average remaining life of exercisable and outstanding options is 0.2 years.

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding members of our executive leadership team, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering less than 50 participants. Our total liability under these plans was $627 million and $600 million as of February 3, 2024, and January 28, 2023, respectively.

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

TARGET CORPORATION	2023 Form 10-K	60

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Plan Expenses
(millions)	2023	2022	2021
401(k) plan matching contributions expense	$373	$335	$307

Nonqualified deferred compensation plans
Benefits expense / (income)	$59	$(15)	$59
Related investment (income) / expense	(43)	40	(27)
Nonqualified plans net expense	$16	$25	$32

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

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2023	2022	2023	2022
Projected benefit obligations	$3,436	$3,616	$60	$64
Fair value of plan assets	3,493	3,691	21	17
Funded / (underfunded) status	$57	$75	$(39)	$(47)

Contributions and Estimated Future Benefit Payments

Our obligations to plan participants can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2023, we made no contributions to our qualified defined benefit pension plan, and in 2022 we made a discretionary contribution of $150 million. We are not required to make any contributions to our qualified defined benefit pension plan in 2024. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2024	$341
2025	220
2026	227
2027	235
2028	240
2029 - 2033	1,267

TARGET CORPORATION	2023 Form 10-K	61

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Cost of Plans

Net Pension Benefits Expense
(millions)	Classification	2023	2022	2021
Service cost benefits earned	SG&A Expenses	$79	$94	$100
Interest cost on projected benefit obligation	Net Other Income	166	117	96
Expected return on assets	Net Other Income	(269)	(234)	(238)
Amortization of losses	Net Other Income	1	61	113
Prior service cost	Net Other Income	11	10	—
Total		$(12)	$48	$71

Assumptions

Benefit Obligation Weighted Average Assumptions	2023	2022
Discount rate	5.20%	4.83%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions	2023	2022	2021
Discount rate	4.83%	3.30%	2.84%
Expected long-term rate of return on plan assets	6.50	5.60	5.80
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 4.6 percent, 4.8 percent, 6.4 percent, and 6.2 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2023 expected annualized long-term rate of return assumptions were 7.5 percent for domestic equity securities, 8.0 percent for international equity securities, 5.5 percent for long-duration debt securities, 9.0 percent for diversified funds, and 8.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

TARGET CORPORATION	2023 Form 10-K	62

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2023	2022	2023	2022
Benefit obligation at beginning of period	$3,616	$4,305	$64	$72
Service cost	76	89	3	5
Interest cost	164	116	2	2
Plan amendments	11	10	—	—
Actuarial gain (a)	(114)	(612)	(4)	(9)
Participant contributions	4	2	—	—
Benefits paid	(321)	(294)	(5)	(6)
Benefit obligation at end of period (b)	$3,436	$3,616	$60	$64
(a)The actuarial gain was primarily driven by changes in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2023	2022	2023	2022
Fair value of plan assets at beginning of period	$3,691	$4,433	$17	$16
Actual return on plan assets	119	(600)	1	(3)
Employer contributions	—	150	8	10
Participant contributions	4	2	—	—
Benefits paid	(321)	(294)	(5)	(6)
Fair value of plan assets at end of period	$3,493	$3,691	$21	$17

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted Allocation	Actual Allocation
		2023	2022
Domestic equity securities (a)	12%	12%	12%
International equity securities	8	8	8
Debt securities	50	52	51
Diversified funds	25	24	23
Other (b)	5	4	6
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, mezzanine and high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2023 Form 10-K	63

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value as of
(millions)	Measurement Level	January 31, 2024	January 31, 2023
Cash and cash equivalents	Level 1	$5	$13
Derivatives	Level 2	10	6
Government securities (a)	Level 2	551	619
Fixed income (b)	Level 2	1,195	1,214
		1,761	1,852
Investments valued using NAV per share (c)
Fixed income		6	6
Private equity funds		64	64
Cash and cash equivalents		141	240
Common collective trusts		623	594
Diversified funds		825	844
Other		94	108
Total plan assets		$3,514	$3,708
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

Amounts Included in Shareholders' Investment

Actuarial gains and losses are recorded in AOCI and amortized using the corridor approach. As of February 3, 2024, and January 28, 2023, pretax net actuarial losses recorded in AOCI totaled $969 million and $937 million, respectively.

TARGET CORPORATION	2023 Form 10-K	64

FINANCIAL STATEMENTS & SUPPLEMENTAL INFORMATION	Table of Contents
NOTES	Index to Financial Statements
25. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension		Total
January 28, 2023	$300		$(23)	$(696)		$(419)
Other comprehensive loss before reclassifications, net of tax	—		(1)	(26)		(27)
Amounts reclassified from AOCI, net of tax	(17)	(a)	—	3	(b)	(14)
February 3, 2024	$283		$(24)	$(719)		$(460)

Note: Amounts are net of tax.
(a)Represents amortization of gains and losses on cash flow hedges, net of $6 million of taxes, which is recorded in Net Interest Expense.
(b)Represents amortization of pension gains and losses, net of tax, which is recorded in Net Other Income. See Note 24 for additional information.

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

Item 9B.    Other Information

On November 22, 2023, Christina Hennington, Target’s Executive Vice President and Chief Growth Officer, adopted a written plan for the sale of Target common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Hennington’s written plan covers 11,900 shares of Target common stock in the aggregate. It provides for the sale of 9,900 shares of Target common stock and also provides for a gift of 2,000 shares of Target common stock. This written plan is scheduled to expire on November 22, 2024.

TARGET CORPORATION	2023 Form 10-K	65

SUPPLEMENTAL INFORMATION	Table of Contents

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TARGET CORPORATION	2023 Form 10-K	66

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2024 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors
•General information about corporate governance and the Board—
◦Committees
◦Business ethics and conduct
•Questions and answers about the 2024 Annual Meeting—Access to information—Question 16
•Questions and answers about the 2024 Annual Meeting—Communications—Question 19

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
◦Director independence
◦Policy on transactions with related persons

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two—Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm—Audit and non-audit fees

TARGET CORPORATION	2023 Form 10-K	67

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    Financial Statements

•Consolidated Statements of Operations for the Years Ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Statements of Comprehensive Income for the Years Ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Statements of Financial Position as of February 3, 2024, and January 28, 2023
•Consolidated Statements of Cash Flows for the Years Ended February 3, 2024, January 28, 2023, and January 29, 2022
•Consolidated Statements of Shareholders' Investment for the Years Ended February 3, 2024, January 28, 2023, and January 29, 2022
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 42)

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

TARGET CORPORATION	2023 Form 10-K	68

SUPPLEMENTAL INFORMATION	Table of Contents

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
Target Corporation Officer EDCP (2023 Plan Statement) (as amended and restated effective January 1, 2023) (filed as Exhibit 10.9 to Target's Annual Report on Form 10-K for the year ended January 28, 2023 and incorporated herein by reference).

TARGET CORPORATION	2023 Form 10-K	69

SUPPLEMENTAL INFORMATION	Table of Contents

10.10	*	Target Corporation Deferred Compensation Plan Directors (filed as Exhibit (10)I to Target's Annual Report on Form 10-K for the year ended February 3, 2007 and incorporated herein by reference).
10.11	*
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

10.18	* **	Transition Agreement dated November 8, 2023 among Target Corporation, Target Enterprise, Inc., and John J. Mulligan.
10.19
Five-Year Credit Agreement dated as of October 18, 2021 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)DD to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021 and incorporated herein by reference).

10.19.1	‡
Amendment No. 1 to Five-Year Credit Agreement dated as of October 25, 2022 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)EE to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022 and incorporated herein by reference).

10.19.2
Amendment No. 2 to Five-Year Credit Agreement dated as of September 20, 2023 among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit 10.19.2 to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2023 and incorporated herein by reference).

10.20	‡
364-Day Credit Agreement dated as of October 18, 2023 among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.20 to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2023 and incorporated herein by reference).

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

TARGET CORPORATION	2023 Form 10-K	70

SUPPLEMENTAL INFORMATION	Table of Contents

10.21.2	+
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

10.21.4	+
Letter Agreement dated March 8, 2023 among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21.4 to Target’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023 and incorporated herein by reference).

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

21.1	**	List of Subsidiaries
23.1	**	Consent of Independent Registered Public Accounting Firm
24.1	**	Powers of Attorney
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	**	Target Corporation Clawback Policy
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
‡    Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.
(1)    Certain instruments defining the rights of holders of long-term debt securities of the Company have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon its request.

Item 16.    Form 10-K Summary

Not applicable.

TARGET CORPORATION	2023 Form 10-K	71

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Target has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Michael J. Fiddelke
Date: March 13, 2024		Michael J. Fiddelke Executive Vice President and Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Target and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Date: March 13, 2024	Brian C. Cornell Chair of the Board and Chief Executive Officer

/s/ Michael J. Fiddelke
Date: March 13, 2024	Michael J. Fiddelke Executive Vice President and Chief Operating Officer and Chief Financial Officer

/s/ Matthew A. Liegel
Date: March 13, 2024	Matthew A. Liegel Senior Vice President, Chief Accounting Officer and Controller

DAVID P. ABNEY DOUGLAS M. BAKER, JR. GEORGE S. BARRETT GAIL K. BOUDREAUX ROBERT L. EDWARDS DONALD R. KNAUSS	CHRISTINE A. LEAHY MONICA C. LOZANO GRACE PUMA DERICA W. RICE DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Michael J. Fiddelke, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Michael J. Fiddelke
Date: March 13, 2024		Michael J. Fiddelke Attorney-in-fact

TARGET CORPORATION	2023 Form 10-K	72