Form 10-Q
period 2024-05-04
TARGET CORP
filed 2024-05-31
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at May 24, 2024, were 462,636,573.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 4, 2024	April 29, 2023
Sales	$24,143	$24,948
Other revenue	388	374
Total revenue	24,531	25,322
Cost of sales	17,449	18,386
Selling, general and administrative expenses	5,168	5,025
Depreciation and amortization (exclusive of depreciation included in cost of sales)	618	583
Operating income	1,296	1,328
Net interest expense	106	147
Net other income	(29)	(23)
Earnings before income taxes	1,219	1,204
Provision for income taxes	277	254
Net earnings	$942	$950
Basic earnings per share	$2.04	$2.06
Diluted earnings per share	$2.03	$2.05
Weighted average common shares outstanding
Basic	462.2	460.9
Diluted	463.9	462.9
Antidilutive shares	1.6	1.2

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 4, 2024	April 29, 2023
Net earnings	$942	$950
Other comprehensive (loss) / income, net of tax
Pension benefit liabilities	—	2
Cash flow hedges and currency translation adjustment	(5)	(5)
Other comprehensive loss	(5)	(3)
Comprehensive income	$937	$947

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Cash and cash equivalents	$3,604	$3,805	$1,321
Inventory	11,730	11,886	12,616
Other current assets	1,744	1,807	1,836
Total current assets	17,078	17,498	15,773
Property and equipment
Land	6,544	6,547	6,493
Buildings and improvements	37,587	37,066	35,198
Fixtures and equipment	8,341	8,765	7,473
Computer hardware and software	3,265	3,428	3,067
Construction-in-progress	1,538	1,703	2,822
Accumulated depreciation	(24,161)	(24,413)	(22,657)
Property and equipment, net	33,114	33,096	32,396
Operating lease assets	3,486	3,362	2,640
Other noncurrent assets	1,439	1,400	1,341
Total assets	$55,117	$55,356	$52,150
Liabilities and shareholders’ investment
Accounts payable	$11,561	$12,098	$11,935
Accrued and other current liabilities	5,684	6,090	5,732
Current portion of long-term debt and other borrowings	2,614	1,116	200
Total current liabilities	19,859	19,304	17,867
Long-term debt and other borrowings	13,487	14,922	16,010
Noncurrent operating lease liabilities	3,392	3,279	2,621
Deferred income taxes	2,543	2,480	2,289
Other noncurrent liabilities	1,996	1,939	1,758
Total noncurrent liabilities	21,418	22,620	22,678
Shareholders’ investment
Common stock	39	38	38
Additional paid-in capital	6,747	6,761	6,541
Retained earnings	7,519	7,093	5,448
Accumulated other comprehensive loss	(465)	(460)	(422)
Total shareholders’ investment	13,840	13,432	11,605
Total liabilities and shareholders’ investment	$55,117	$55,356	$52,150
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 462,635,539, 461,675,441, and 461,552,843 shares issued and outstanding as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 4, 2024	April 29, 2023
Operating activities
Net earnings	$942	$950
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	718	667
Share-based compensation expense	72	43
Deferred income taxes	64	95
Noncash (gains) / losses and other, net	(31)	(11)
Changes in operating accounts:
Inventory	156	883
Other assets	43	34
Accounts payable	(524)	(1,463)
Accrued and other liabilities	(339)	67
Cash provided by operating activities	1,101	1,265
Investing activities
Expenditures for property and equipment	(674)	(1,605)
Proceeds from disposal of property and equipment	1	2
Other investments	2	1
Cash required for investing activities	(671)	(1,602)
Financing activities
Change in commercial paper, net	—	90
Reductions of long-term debt	(32)	(46)
Dividends paid	(508)	(497)
Shares withheld for taxes on share-based compensation	(91)	(118)
Cash required for financing activities	(631)	(571)
Net decrease in cash and cash equivalents	(201)	(908)
Cash and cash equivalents at beginning of period	3,805	2,229
Cash and cash equivalents at end of period	$3,604	$1,321
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$122	$15
Leased assets obtained in exchange for new operating lease liabilities	214	54

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605
Net earnings	—	—	—	835	—	835
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	—	—	69	—	—	69
July 29, 2023	461.6	$38	$6,610	$5,767	$(425)	$11,990
Net earnings	—	—	—	971	—	971
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(513)	—	(513)
Stock options and awards	0.1	—	71	—	—	71
October 28, 2023	461.7	$38	$6,681	$6,225	$(430)	$12,514
Net earnings	—	—	—	1,382	—	1,382
Other comprehensive loss	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(514)	—	(514)
Stock options and awards	—	—	80	—	—	80
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432

TARGET CORPORATION	Q1 2024 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840

We declared $1.10 and $1.08 dividends per share for the three months ended May 4, 2024, and April 29, 2023, respectively, and $4.38 per share for the fiscal year ended February 3, 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2024 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q1 2024 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended
(millions)	May 4, 2024	April 29, 2023
Apparel & accessories (a)	$3,897	$3,967
Beauty (b)	3,119	3,016
Food & beverage (c)	5,853	5,997
Hardlines (d)	3,160	3,391
Home furnishings & décor (e)	3,519	3,855
Household essentials (f)	4,549	4,666
Other	46	56
Sales	24,143	24,948

Credit card profit sharing	142	174
Other	246	200
Other revenue	388	374

Total revenue	$24,531	$25,322
(a)Includes apparel for women, men, young adults, kids, toddlers, and babies, as well as jewelry, accessories, and shoes.
(b)Includes skin and bath care, cosmetics, hair care, oral care, deodorant, and shaving products.
(c)Includes dry and perishable grocery, including snacks, candy, beverages, deli, bakery, meat, produce and food service (primarily Starbucks) in our stores.
(d)Includes electronics, including video games and consoles, toys, sporting goods, entertainment, and luggage.
(e)Includes bed and bath, home décor, school/office supplies, storage, small appliances, kitchenware, greeting cards, party supplies, furniture, lighting, home improvement, and seasonal merchandise.
(f)Includes household cleaning, paper products, over-the-counter healthcare, vitamins and supplements, baby gear, and pet supplies.

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 4, 2024, February 3, 2024, and April 29, 2023, the accrual for estimated returns was $198 million, $170 million, and $206 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 3, 2024	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	May 4, 2024
(millions)
Gift card liability (a)	$1,162	$318	$(413)	$1,067
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q1 2024 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Other — Includes advertising revenue, commissions earned on third-party sales through Target.com, Shipt membership and service revenues, rental income, and other miscellaneous revenues.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$2,726	$2,897	$408
Prepaid forward contracts	Other Current Assets	Level 1	27	25	25
Interest rate swaps	Other Noncurrent Assets	Level 2	—	—	7
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	3	3	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	154	123	72

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	May 4, 2024		February 3, 2024		April 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,155	$13,123	$14,151	$13,467	$14,144	$13,672
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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.3 billion, $3.4 billion, and $3.3 billion as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which have historically been lower.

TARGET CORPORATION	Q1 2024 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Commercial Paper and Long-Term Debt

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three months ended May 4, 2024, For the three months ended April 29, 2023, the maximum amount outstanding was $90 million, and the average daily amount outstanding was $2 million, at a weighted average annual interest rate of 4.8 percent. As of April 29, 2023, $90 million was outstanding and is classified within Current Portion of Long-Term Debt and Other Borrowings on our Consolidated Statements of Financial Position.

6. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of May 4, 2024, February 3, 2024, and April 29, 2023. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended May 4, 2024 and April 29, 2023.

Effect of Hedges on Debt (millions)	May 4, 2024	February 3, 2024	April 29, 2023
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,285	$2,316	$2,376
Cumulative hedging adjustments, included in carrying amount	(157)	(126)	(65)

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	May 4, 2024	April 29, 2023
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(31)	$9
Hedged debt	31	(9)
Gain on cash flow hedges recognized in Net Interest Expense	6	6
Total	$6	$6

7. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended
(millions)	Classification	May 4, 2024	April 29, 2023
Service cost benefits earned	Selling, General, and Administrative (SG&A) Expenses	$20	$20
Interest cost on projected benefit obligation	Net Other Income	41	41
Expected return on assets	Net Other Income	(70)	(67)
Prior service cost	Net Other Income	—	3
Total		$(9)	$(3)

TARGET CORPORATION	Q1 2024 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
8. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 3, 2024	$283	$(24)	$(719)	$(460)
Amounts reclassified from AOCI, net of tax	(5)	—	—	(5)
May 4, 2024	$278	$(24)	$(719)	$(465)

TARGET CORPORATION	Q1 2024 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2024 included the following notable items:

•GAAP and adjusted diluted earnings per share were $2.03.
•Total revenue was $24.5 billion, a decrease of 3.1 percent from the comparable prior-year period, reflecting a total sales decrease of 3.2 percent and a 3.9 percent increase in other revenue.
•Comparable sales decreased 3.7 percent, reflecting a 1.9 percent decrease in both traffic and average transaction amount.
◦Comparable stores-originated sales declined 4.8 percent.
◦Comparable digitally-originated sales increased 1.4 percent.
•Operating income of $1.3 billion was 2.4 percent lower than the comparable prior-year period.

Cash flow provided by operating activities was $1.1 billion for the three months ended May 4, 2024, compared with $1.3 billion for the three months ended April 29, 2023. The drivers of the operating cash flow decrease are described on page 20.

Earnings Per Share	Three Months Ended
	May 4, 2024	April 29, 2023	Change
GAAP and adjusted diluted earnings per share	$2.03	$2.05	(1.0)%
Note: Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items when applicable. However, there are no adjustments in either period presented. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 18.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended May 4, 2024, after-tax ROIC was 15.4 percent, compared with 11.4 percent for the trailing twelve months ended April 29, 2023. The calculation of ROIC is provided on page 19.

TARGET CORPORATION	Q1 2024 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Change
Sales	$24,143	$24,948	(3.2)%
Other revenue	388	374	3.9
Total revenue	24,531	25,322	(3.1)
Cost of sales	17,449	18,386	(5.1)
SG&A expenses	5,168	5,025	2.8
Depreciation and amortization (exclusive of depreciation included in cost of sales)	618	583	6.2
Operating income	$1,296	$1,328	(2.4)%

Rate Analysis	Three Months Ended
	May 4, 2024	April 29, 2023
Gross margin rate	27.7%	26.3%
SG&A expense rate	21.1	19.8
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.3
Operating income margin rate	5.3	5.2
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

Comparable Sales	Three Months Ended
	May 4, 2024	April 29, 2023
Comparable sales change	(3.7)%	0.0%
Drivers of change in comparable sales
Number of transactions (traffic)	(1.9)	0.9
Average transaction amount	(1.9)	(0.9)

TARGET CORPORATION	Q1 2024 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Comparable Sales by Channel	Three Months Ended
	May 4, 2024	April 29, 2023
Stores originated comparable sales change	(4.8)%	0.7%
Digitally originated comparable sales change	1.4	(3.4)

Sales by Channel	Three Months Ended
	May 4, 2024	April 29, 2023
Stores originated	81.7%	82.5%
Digitally originated	18.3	17.5
Total	100%	100%

Sales by Fulfillment Channel	Three Months Ended
	May 4, 2024	April 29, 2023
Stores	97.7%	97.2%
Other	2.3	2.8
Total	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended
	May 4, 2024	April 29, 2023
Apparel & accessories	16%	16%
Beauty	13	12
Food & beverage	24	24
Hardlines	13	14
Home furnishings & décor	15	15
Household essentials	19	19
Total	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using Target Circle Cards™ (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on Target Circle Cards are also incremental sales for Target. Target Circle Cards were formerly branded as RedCards and their sales penetration was referred to as RedCard Penetration. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended May 4, 2024 and April 29, 2023, total Target Circle Card Penetration was 18.0 percent and 19.0 percent, respectively.

TARGET CORPORATION	Q1 2024 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date

For the three months ended May 4, 2024, our gross margin rate was 27.7 percent compared with 26.3 percent in the comparable prior-year period. The increase reflected the net impact of merchandising activities, including cost improvements which more than offset higher promotional markdown rates. Our gross margin rate also benefited from favorable category mix and lower book to physical inventory adjustments compared to the prior-year period.

Selling, General, and Administrative Expense Rate

For the three months ended May 4, 2024, our SG&A expense rate was 21.1 percent compared with 19.8 percent for the comparable prior-year period. The increase reflected the combined impact of lower sales and the net impact of cost increases across our business, including investments in team member pay and benefits and increased marketing activities.

Store Data

Change in Number of Stores	Three Months Ended
	May 4, 2024	April 29, 2023
Beginning store count	1,956	1,948
Opened	7	6
Closed	—	—
Ending store count	1,963	1,954

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	May 4, 2024	February 3, 2024	April 29, 2023	May 4, 2024	February 3, 2024	April 29, 2023
170,000 or more sq. ft.	273	273	274	48,824	48,824	48,985
50,000 to 169,999 sq. ft.	1,547	1,542	1,530	193,529	192,908	191,543
49,999 or less sq. ft.	143	141	150	4,301	4,207	4,465
Total	1,963	1,956	1,954	246,654	245,939	244,993
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

TARGET CORPORATION	Q1 2024 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

For the three months ended May 4, 2024, net interest expense was $106 million compared with $147 million in the comparable prior-year period. The decrease in net interest expense was primarily due to an increase in interest income.

Provision for Income Taxes

Our effective tax rate for the three months ended May 4, 2024 was 22.7 percent, compared with 21.1 percent in the comparable prior-year period. The increase reflects higher discrete tax benefits in the prior-year period.

TARGET CORPORATION	Q1 2024 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we disclose non-GAAP adjusted diluted earnings per share (Adjusted EPS). When applicable, this metric excludes certain discretely managed items. We believe this information is useful in providing period-to-period comparisons of the results of our operations. This measure is not in accordance with, or an alternative to, U.S. GAAP. The most comparable GAAP measure is diluted earnings per share. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate Adjusted EPS differently, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	May 4, 2024	April 29, 2023
GAAP and adjusted diluted earnings per share	$2.03	$2.05

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

EBIT and EBITDA	Three Months Ended
(dollars in millions)	May 4, 2024	April 29, 2023	Change
Net earnings	$942	$950	(0.8)%
+ Provision for income taxes	277	254	9.0
+ Net interest expense	106	147	(27.8)
EBIT	$1,325	$1,351	(1.9)%
+ Total depreciation and amortization (a)	718	667	7.7
EBITDA	$2,043	$2,018	1.3%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2024 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 4, 2024 (a)	April 29, 2023
Operating income	$5,675	$3,830
+ Net other income	99	57
EBIT	5,774	3,887
+ Operating lease interest (b)	133	96
- Income taxes (c)	1,314	770
Net operating profit after taxes	$4,593	$3,213

Denominator	May 4, 2024	April 29, 2023	April 30, 2022
Current portion of long-term debt and other borrowings	$2,614	$200	$1,089
+ Noncurrent portion of long-term debt	13,487	16,010	13,379
+ Shareholders' investment	13,840	11,605	10,774
+ Operating lease liabilities (d)	3,723	2,921	2,854
- Cash and cash equivalents	3,604	1,321	1,112
Invested capital	$30,060	$29,415	$26,984
Average invested capital (e)	$29,737	$28,199

After-tax return on invested capital	15.4%	11.4%
(a)The trailing twelve months ended May 4, 2024, consisted of 53 weeks compared with 52 weeks in the prior-year period.
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
(c)Calculated using the effective tax rates, which were 22.2 percent and 19.3 percent for the trailing twelve months ended May 4, 2024 and April 29, 2023, respectively. For the trailing twelve months ended May 4, 2024 and April 29, 2023, includes tax effect of $1.3 billion and $0.8 billion, respectively, related to EBIT and $30 million and $18 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q1 2024 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $3.6 billion, $3.8 billion, and $1.3 billion as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively. Our cash and cash equivalents balance includes short-term investments of $2.7 billion, $2.9 billion, and $408 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $1.1 billion for the three months ended May 4, 2024, compared with $1.3 billion for the three months ended April 29, 2023. The operating cash flow decrease is primarily due to higher incentive compensation and other payments, partially offset by the net impact of inventory and accounts payable activity.

Inventory

Inventory was $11.7 billion as of May 4, 2024, compared with $11.9 billion and $12.6 billion at February 3, 2024 and April 29, 2023, respectively. The balance as of May 4, 2024, reflects cost improvement, including lower freight rates, and the impact of changes in merchandise mix. We have also increased our inventory turnover rate, allowing us to support sales with a lower inventory investment.

Investing Cash Flows

Cash required for investing activities decreased to $0.7 billion for the three months ended May 4, 2024, compared to $1.6 billion for the three months ended April 29, 2023, due to lower capital investments.

Dividends

We paid dividends totaling $508 million ($1.10 per share) for the three months ended May 4, 2024, and $497 million ($1.08 per share) for the three months ended April 29, 2023, a per share increase of 1.9 percent. We declared dividends totaling $516 million ($1.10 per share) during the first quarter of 2024 and $507 million ($1.08 per share) during the first quarter of 2023, a per share increase of 1.9 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the three months ended May 4, 2024. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q for more information.

TARGET CORPORATION	Q1 2024 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 4, 2024, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2024 and October 2028, respectively, backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2024 or 2023. There was no commercial paper outstanding as of May 4, 2024, and we had $90 million outstanding as of April 29, 2023. Note 5 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 4, 2024, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2024 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "anticipate," "believe," "could," “expect,” “may,” “might,” “seek,” "will," “would,” or similar words. The principal forward-looking statements in this report include statements regarding: our future financial and operational performance, the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 3, 2024, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended February 3, 2024.

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

TARGET CORPORATION	Q1 2024 Form 10-Q	22

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended May 4, 2024, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 23.8 million shares of common stock at an average price of $223.52, for a total investment of $5.3 billion. As of May 4, 2024, the dollar value of shares that may yet be purchased under the program is $9.7 billion. There were no Target common stock purchases made during the three months ended May 4, 2024 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2024 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q1 2024 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 31, 2024	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q1 2024 Form 10-Q	25