Form 10-Q
period 2024-08-03
TARGET CORP
filed 2024-08-30
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at August 23, 2024, were 460,674,666.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Sales	$25,021	$24,384	$49,164	$49,332
Other revenue	431	389	819	763
Total revenue	25,452	24,773	49,983	50,095
Cost of sales	17,799	17,798	35,248	36,184
Selling, general and administrative expenses	5,392	5,184	10,560	10,209
Depreciation and amortization (exclusive of depreciation included in cost of sales)	626	594	1,244	1,177
Operating income	1,635	1,197	2,931	2,525
Net interest expense	110	141	216	288
Net other income	(20)	(16)	(49)	(39)
Earnings before income taxes	1,545	1,072	2,764	2,276
Provision for income taxes	353	237	630	491
Net earnings	$1,192	$835	$2,134	$1,785
Basic earnings per share	$2.58	$1.81	$4.62	$3.87
Diluted earnings per share	$2.57	$1.80	$4.60	$3.86
Weighted average common shares outstanding
Basic	462.5	461.6	462.4	461.3
Diluted	463.5	462.5	463.7	462.7
Antidilutive shares	2.3	2.9	1.8	2.4

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings	$1,192	$835	$2,134	$1,785
Other comprehensive (loss) / income, net of tax
Pension benefit liabilities	—	1	—	3
Cash flow hedges and currency translation adjustment	(5)	(4)	(10)	(9)
Other comprehensive loss	(5)	(3)	(10)	(6)
Comprehensive income	$1,187	$832	$2,124	$1,779

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Cash and cash equivalents	$3,497	$3,805	$1,617
Inventory	12,604	11,886	12,684
Other current assets	1,817	1,807	1,797
Total current assets	17,918	17,498	16,098
Property and equipment
Land	6,645	6,547	6,504
Buildings and improvements	38,324	37,066	35,889
Fixtures and equipment	8,690	8,765	7,936
Computer hardware and software	3,437	3,428	3,178
Construction-in-progress	830	1,703	2,641
Accumulated depreciation	(24,851)	(24,413)	(23,201)
Property and equipment, net	33,075	33,096	32,947
Operating lease assets	3,545	3,362	2,840
Other noncurrent assets	1,457	1,400	1,321
Total assets	$55,995	$55,356	$53,206
Liabilities and shareholders’ investment
Accounts payable	$12,595	$12,098	$12,278
Accrued and other current liabilities	5,749	6,090	5,948
Current portion of long-term debt and other borrowings	1,640	1,116	1,106
Total current liabilities	19,984	19,304	19,332
Long-term debt and other borrowings	13,654	14,922	14,926
Noncurrent operating lease liabilities	3,444	3,279	2,798
Deferred income taxes	2,495	2,480	2,334
Other noncurrent liabilities	1,989	1,939	1,826
Total noncurrent liabilities	21,582	22,620	21,884
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	6,831	6,761	6,610
Retained earnings	8,030	7,093	5,767
Accumulated other comprehensive loss	(470)	(460)	(425)
Total shareholders’ investment	14,429	13,432	11,990
Total liabilities and shareholders’ investment	$55,995	$55,356	$53,206
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 461,600,215, 461,675,441, and 461,600,640 shares issued and outstanding as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 3, 2024	July 29, 2023
Operating activities
Net earnings	$2,134	$1,785
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,461	1,350
Share-based compensation expense	149	107
Deferred income taxes	16	141
Noncash losses / (gains) and other, net	22	11
Changes in operating accounts:
Inventory	(718)	815
Other assets	(53)	62
Accounts payable	522	(1,137)
Accrued and other liabilities	(194)	264
Cash provided by operating activities	3,339	3,398
Investing activities
Expenditures for property and equipment	(1,313)	(2,825)
Proceeds from disposal of property and equipment	2	6
Other investments	6	(2)
Cash required for investing activities	(1,305)	(2,821)
Financing activities
Reductions of long-term debt	(1,076)	(72)
Dividends paid	(1,017)	(996)
Repurchase of stock	(155)	—
Shares withheld for taxes on share-based compensation	(94)	(121)
Cash required for financing activities	(2,342)	(1,189)
Net decrease in cash and cash equivalents	(308)	(612)
Cash and cash equivalents at beginning of period	3,805	2,229
Cash and cash equivalents at end of period	$3,497	$1,617
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$304	$20
Leased assets obtained in exchange for new operating lease liabilities	362	337

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605
Net earnings	—	—	—	835	—	835
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	—	—	69	—	—	69
July 29, 2023	461.6	$38	$6,610	$5,767	$(425)	$11,990
Net earnings	—	—	—	971	—	971
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(513)	—	(513)
Stock options and awards	0.1	—	71	—	—	71
October 28, 2023	461.7	$38	$6,681	$6,225	$(430)	$12,514
Net earnings	—	—	—	1,382	—	1,382
Other comprehensive loss	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(514)	—	(514)
Stock options and awards	—	—	80	—	—	80
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432

TARGET CORPORATION	Q2 2024 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840
Net earnings	—	—	—	1,192	—	1,192
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(527)	—	(527)
Repurchase of stock	(1.1)	(1)	—	(154)	—	(155)
Stock options and awards	0.1	—	84	—	—	84
August 3, 2024	461.6	$38	$6,831	$8,030	$(470)	$14,429

We declared $1.12 and $1.10 dividends per share for the three months ended August 3, 2024, and July 29, 2023, respectively, and $4.38 per share for the fiscal year ended February 3, 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2024 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q2 2024 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended		Six Months Ended
(millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Apparel & accessories (a)	$4,261	$4,101	$8,158	$8,068
Beauty (b)	3,384	3,085	6,503	6,101
Food & beverage (c)	5,538	5,392	11,391	11,389
Hardlines (d)	3,322	3,383	6,482	6,774
Home furnishings & décor (e)	3,908	3,955	7,427	7,810
Household essentials (f)	4,564	4,428	9,113	9,094
Other	44	40	90	96
Sales	25,021	24,384	49,164	49,332

Credit card profit sharing	144	169	286	343
Other	287	220	533	420
Other revenue	431	389	819	763

Total revenue	$25,452	$24,773	$49,983	$50,095
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 3, 2024, February 3, 2024, and July 29, 2023, the accrual for estimated returns was $193 million, $170 million, and $177 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 3, 2024	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	August 3, 2024
(millions)
Gift card liability (a)	$1,162	$431	$(601)	$992
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q2 2024 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Other Revenue

Credit card profit sharing — We receive payments under a credit card program agreement with TD. Under the agreement, we receive a percentage of the profits generated by the Target Circle Credit Card and Target MasterCard receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Circle Credit Card and Target MasterCard receivables, controls risk management policies, and oversees regulatory compliance.

Other — Includes advertising revenue, commissions earned on third-party sales through Target.com, Shipt membership and service revenues, rental income, and other miscellaneous revenues.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$2,465	$2,897	$739
Prepaid forward contracts	Other Current Assets	Level 1	24	25	23
Interest rate swaps	Other Noncurrent Assets	Level 2	3	—	—
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	3	6
Interest rate swaps	Other Noncurrent Liabilities	Level 2	82	123	130

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	August 3, 2024		February 3, 2024		July 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,157	$12,578	$14,151	$13,467	$14,147	$13,344
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

TARGET CORPORATION	Q2 2024 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $36 million for the three and six months ended August 3, 2024, and $33 million for the three and six months ended July 29, 2023. These impairment charges are included in Selling, General and Administrative (SG&A) Expenses.

5. Supplier Finance Programs

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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.7 billion, $3.4 billion, and $3.7 billion as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which have historically been lower.

6. Commercial Paper and Long-Term Debt

In July 2024, we repaid $1.0 billion of 3.5 percent unsecured fixed rate debt at maturity.

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the six months ended August 3, 2024. For the six months ended July 29, 2023, the maximum amount outstanding was $90 million, and the average daily amount outstanding was $2 million, at a weighted average annual interest rate of 4.9 percent. No balances were outstanding as of July 29, 2023.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

In July 2024, an interest rate swap with a notional amount of $250 million matured.

We were party to interest rate swaps with notional amounts totaling $2.20 billion as of August 3, 2024, and $2.45 billion as of both February 3, 2024, and July 29, 2023. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended August 3, 2024, and July 29, 2023.

Effect of Hedges on Debt (millions)	August 3, 2024	February 3, 2024	July 29, 2023
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,113	$2,316	$2,305
Cumulative hedging adjustments, included in carrying amount	(79)	(126)	(136)

TARGET CORPORATION	Q2 2024 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$78	$(71)	$47	$(62)
Hedged debt	(78)	71	(47)	62
Gain on cash flow hedges recognized in Net Interest Expense	6	6	12	12
Total	$6	$6	$12	$12

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase (ASR) arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Number of shares purchased	1.1	—	1.1	—
Average price paid per share	$145.94	$—	$145.94	$—
Total investment	$155	$—	$155	$—

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Six Months Ended
(millions)	Classification	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Service cost benefits earned	SG&A Expenses	$19	$19	$39	$39
Interest cost on projected benefit obligation	Net Other Income	42	42	83	83
Expected return on assets	Net Other Income	(70)	(67)	(140)	(134)
Amortization of losses	Net Other Income	—	1	—	1
Prior service cost	Net Other Income	8	8	8	11
Total		$(1)	$3	$(10)	$—

10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 3, 2024	$283	$(24)	$(719)	$(460)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	—	(1)
Amounts reclassified from AOCI, net of tax	(9)	—	—	(9)
August 3, 2024	$274	$(25)	$(719)	$(470)

TARGET CORPORATION	Q2 2024 Form 10-Q	12

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2024 included the following notable items:

•GAAP and adjusted diluted earnings per share (Adjusted EPS) were $2.57.
•Total revenue was $25.5 billion, an increase of 2.7 percent from the comparable prior-year period, reflecting a total sales increase of 2.6 percent and a 10.8 percent increase in other revenue.
•Comparable sales increased 2.0 percent, reflecting a 3.0 percent increase in traffic and a 0.9 percent decrease in average transaction amount.
◦Comparable stores-originated sales grew 0.7 percent.
◦Comparable digitally-originated sales increased 8.7 percent.
•Operating income of $1.6 billion was 36.6 percent higher than the comparable prior-year period.

Earnings Per Share	Three Months Ended			Six Months Ended
	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
GAAP and Adjusted EPS	$2.57	$1.80	42.4%	$4.60	$3.86	19.3%
Note: Adjusted EPS, a non-GAAP metric, excludes the impact of certain items when applicable. However, there are no adjustments in any period presented. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended August 3, 2024, after-tax ROIC was 16.6 percent, compared with 13.7 percent for the trailing twelve months ended July 29, 2023. The calculation of ROIC is provided on page 20.

TARGET CORPORATION	Q2 2024 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Sales	$25,021	$24,384	2.6%	$49,164	$49,332	(0.3)%
Other revenue	431	389	10.8	819	763	7.4
Total revenue	25,452	24,773	2.7	49,983	50,095	(0.2)
Cost of sales	17,799	17,798	0.0	35,248	36,184	(2.6)
SG&A expenses	5,392	5,184	4.0	10,560	10,209	3.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	626	594	5.3	1,244	1,177	5.7
Operating income	$1,635	$1,197	36.6%	$2,931	$2,525	16.1%

Rate Analysis	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gross margin rate	28.9%	27.0%	28.3%	26.7%
SG&A expense rate	21.2	20.9	21.1	20.4
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.4	2.5	2.3
Operating income margin rate	6.4	4.8	5.9	5.0
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

TARGET CORPORATION	Q2 2024 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Comparable Sales	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Comparable sales change	2.0%	(5.4)%	(0.9)%	(2.8)%
Drivers of change in comparable sales
Number of transactions (traffic)	3.0	(4.8)	0.6	(2.0)
Average transaction amount	(0.9)	(0.7)	(1.4)	(0.8)

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stores originated comparable sales change	0.7%	(4.3)%	(2.1)%	(1.8)%
Digitally originated comparable sales change	8.7	(10.5)	5.0	(7.0)

Sales by Channel	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stores originated	82.1%	83.1%	81.9%	82.8%
Digitally originated	17.9	16.9	18.1	17.2
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stores	97.9%	97.6%	97.8%	97.4%
Other	2.1	2.4	2.2	2.6
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Apparel & accessories	17%	17%	17%	16%
Beauty	14	13	13	12
Food & beverage	22	22	23	23
Hardlines	13	14	13	14
Home furnishings & décor	16	16	15	16
Household essentials	18	18	19	19
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q2 2024 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
We monitor the percentage of purchases that are paid for using Target Circle Cards™ (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on Target Circle Cards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended August 3, 2024 and July 29, 2023, total Target Circle Card Penetration was 17.7 percent and 18.6 percent, respectively. For the six months ended August 3, 2024 and July 29, 2023, total Target Circle Card Penetration was 17.9 percent and 18.8 percent, respectively.

TARGET CORPORATION	Q2 2024 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date

Year-to-Date

For the three months ended August 3, 2024, our gross margin rate was 28.9 percent compared with 27.0 percent in the comparable prior-year period. For the six months ended August 3, 2024, our gross margin rate was 28.3 percent compared with 26.7 percent in the comparable prior-year period. For both the three and six months ended August 3, 2024, the increase reflected the net impact of
•merchandising activities, including cost improvements which more than offset higher promotional markdown rates;
•favorable category mix;
•lower book to physical inventory adjustments compared to the prior-year period; and
•higher digital fulfillment & supply chain costs due to
◦an increase in digital volume; and
◦new supply chain facilities coming online.

Selling, General, and Administrative Expense Rate

For the three months ended August 3, 2024, our SG&A expense rate was 21.2 percent compared with 20.9 percent for the comparable prior-year period. For the six months ended August 3, 2024, our SG&A expense rate was 21.1 percent compared with 20.4 percent for the comparable prior-year period. The increases reflected the net impact of cost increases across our business, including investments in team member pay and benefits, partially offset by the benefit of lower store remodel-related expenses.

TARGET CORPORATION	Q2 2024 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Beginning store count	1,963	1,954	1,956	1,948
Opened	3	5	10	11
Closed	—	(4)	—	(4)
Ending store count	1,966	1,955	1,966	1,955

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	August 3, 2024	February 3, 2024	July 29, 2023	August 3, 2024	February 3, 2024	July 29, 2023
170,000 or more sq. ft.	273	273	274	48,824	48,824	48,995
50,000 to 169,999 sq. ft.	1,549	1,542	1,534	193,705	192,908	191,947
49,999 or less sq. ft.	144	141	147	4,334	4,207	4,404
Total	1,966	1,956	1,955	246,863	245,939	245,346
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $110 million and $216 million for the three and six months ended August 3, 2024, respectively, compared with $141 million and $288 million in the comparable prior-year periods. The decrease in net interest expense was primarily due to an increase in interest income.

Provision for Income Taxes

Our effective income tax rates for the three and six months ended August 3, 2024, were 22.9 percent and 22.8 percent, respectively, compared with 22.2 percent and 21.6 percent in the comparable prior-year periods. The increase in both periods reflects the impact of higher pretax earnings and lower discrete tax benefits compared to the prior-year.

TARGET CORPORATION	Q2 2024 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we disclose non-GAAP Adjusted EPS. When applicable, this metric excludes certain discretely managed items. However, there are no adjustments in any period presented. We believe this information is useful in providing period-to-period comparisons of the results of our operations. This measure is not in accordance with, or an alternative to, U.S. GAAP. The most comparable GAAP measure is diluted earnings per share. Adjusted EPS should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate Adjusted EPS differently, limiting the usefulness of the measure for comparisons with other companies.

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
GAAP and Adjusted EPS	$2.57	$1.80	$4.60	$3.86

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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Net earnings	$1,192	$835	42.7%	$2,134	$1,785	19.6%
+ Provision for income taxes	353	237	48.7	630	491	28.2
+ Net interest expense	110	141	(22.4)	216	288	(25.1)
EBIT	$1,655	$1,213	36.3%	$2,980	$2,564	16.2%
+ Total depreciation and amortization (a)	743	683	8.8	1,461	1,350	8.2
EBITDA	$2,398	$1,896	26.4%	$4,441	$3,914	13.5%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2024 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	August 3, 2024 (a)	July 29, 2023
Operating income	$6,113	$4,706
+ Net other income	102	65
EBIT	6,215	4,771
+ Operating lease interest (b)	146	102
- Income taxes (c)	1,427	986
Net operating profit after taxes	$4,934	$3,887

Denominator	August 3, 2024	July 29, 2023	July 30, 2022
Current portion of long-term debt and other borrowings	$1,640	$1,106	$1,649
+ Noncurrent portion of long-term debt	13,654	14,926	13,453
+ Shareholders' investment	14,429	11,990	10,592
+ Operating lease liabilities (d)	3,786	3,104	2,823
- Cash and cash equivalents	3,497	1,617	1,117
Invested capital	$30,012	$29,509	$27,400
Average invested capital (e)	$29,760	$28,454

After-tax return on invested capital	16.6%	13.7%
(a)The trailing twelve months ended August 3, 2024, consisted of 53 weeks compared with 52 weeks in the prior-year period.
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
(c)Calculated using the effective tax rates, which were 22.4 percent and 20.2 percent for the trailing twelve months ended August 3, 2024 and July 29, 2023, respectively. For the trailing twelve months ended August 3, 2024 and July 29, 2023, includes tax effect of $1.4 billion and $1.0 billion, respectively, related to EBIT and $33 million and $20 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q2 2024 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $3.5 billion, $3.8 billion, and $1.6 billion as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively. Our cash and cash equivalents balance includes short-term investments of $2.5 billion, $2.9 billion, and $739 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $3.3 billion and $3.4 billion for the six months ended August 3, 2024, and July 29, 2023, respectively. The operating cash flow decrease is primarily due to higher income tax and incentive compensation payments, offset by higher net earnings and the combined impact of inventory and accounts payable activity.

Inventory

Inventory was $12.6 billion as of August 3, 2024, compared with $11.9 billion and $12.7 billion as of February 3, 2024, and July 29, 2023, respectively.

Investing Cash Flows

Cash required for investing activities decreased to $1.3 billion for the six months ended August 3, 2024, compared to $2.8 billion for the six months ended July 29, 2023, due to lower capital investments.

Dividends

We paid dividends totaling $509 million ($1.10 per share) and $1,017 million ($2.20 per share) for the three and six months ended August 3, 2024, respectively, and $499 million ($1.08 per share) and $996 million ($2.16 per share) for the three and six months ended July 29, 2023, respectively, a per share increase of 1.9 percent. We declared dividends totaling $527 million ($1.12 per share) during the second quarter of 2024 and $516 million ($1.10 per share) during the second quarter of 2023, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We returned $155 million to shareholders through share repurchase during the six months ended August 3, 2024. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q2 2024 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 3, 2024, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2024 and October 2028, respectively, backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2024 or 2023. There was no commercial paper outstanding as of either August 3, 2024 or July 29, 2023. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 3, 2024, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2024 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the second quarter of 2024, we performed an upgrade of a key financial system which includes our general ledger, fixed assets, and treasury modules. In connection with the upgrade, we modified the design of impacted internal control processes and procedures. There were no other changes during the most recent fiscal quarter which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET CORPORATION	Q2 2024 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended August 3, 2024, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 24.9 million shares of common stock for a total investment of $5.5 billion. The table below presents information with respect to Target common stock purchases made during the three months ended August 3, 2024 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
May 5, 2024 through June 1, 2024
Open market and privately negotiated purchases	—	$—	—	$9,680,505,231
June 2, 2024 through July 6, 2024
Open market and privately negotiated purchases	569,581	144.42	569,581	9,598,244,576
July 7, 2024 through August 3, 2024
Open market and privately negotiated purchases	493,411	147.69	493,411	9,525,370,720
Total	1,062,992	$145.94	1,062,992	$9,525,370,720

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2024 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q2 2024 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 30, 2024	By:	/s/ Michael J. Fiddelke
Michael J. Fiddelke
Executive Vice President and
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q2 2024 Form 10-Q	26