Form 10-Q
period 2024-11-02
TARGET CORP
filed 2024-11-27
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at November 21, 2024, were 458,211,929.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Sales	$25,228	$25,004	$74,392	$74,336
Other revenue	440	394	1,259	1,157
Total revenue	25,668	25,398	75,651	75,493
Cost of sales	18,375	18,149	53,623	54,333
Selling, general and administrative expenses	5,486	5,316	16,046	15,525
Depreciation and amortization (exclusive of depreciation included in cost of sales)	639	616	1,883	1,793
Operating income	1,168	1,317	4,099	3,842
Net interest expense	105	107	321	395
Net other income	(28)	(25)	(77)	(64)
Earnings before income taxes	1,091	1,235	3,855	3,511
Provision for income taxes	237	264	867	755
Net earnings	$854	$971	$2,988	$2,756
Basic earnings per share	$1.86	$2.10	$6.47	$5.97
Diluted earnings per share	$1.85	$2.10	$6.45	$5.96
Weighted average common shares outstanding
Basic	460.1	461.6	461.6	461.4
Diluted	461.5	462.6	462.9	462.7
Antidilutive shares	0.5	3.0	0.5	2.6

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$854	$971	$2,988	$2,756
Other comprehensive (loss) / income, net of tax
Pension benefit liabilities	—	—	—	3
Cash flow hedges and currency translation adjustment	(4)	(5)	(14)	(14)
Other comprehensive loss	(4)	(5)	(14)	(11)
Comprehensive income	$850	$966	$2,974	$2,745

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Cash and cash equivalents	$3,433	$3,805	$1,910
Inventory	15,165	11,886	14,731
Other current assets	1,956	1,807	1,958
Total current assets	20,554	17,498	18,599
Property and equipment
Land	6,666	6,547	6,520
Buildings and improvements	38,666	37,066	36,627
Fixtures and equipment	8,840	8,765	8,490
Computer hardware and software	3,549	3,428	3,312
Construction-in-progress	758	1,703	2,000
Accumulated depreciation	(25,548)	(24,413)	(23,781)
Property and equipment, net	32,931	33,096	33,168
Operating lease assets	3,513	3,362	3,086
Other noncurrent assets	1,533	1,400	1,376
Total assets	$58,531	$55,356	$56,229
Liabilities and shareholders’ investment
Accounts payable	$14,419	$12,098	$14,291
Accrued and other current liabilities	5,738	6,090	6,099
Current portion of long-term debt and other borrowings	1,635	1,116	1,112
Total current liabilities	21,792	19,304	21,502
Long-term debt and other borrowings	14,346	14,922	14,883
Noncurrent operating lease liabilities	3,418	3,279	3,031
Deferred income taxes	2,419	2,480	2,447
Other noncurrent liabilities	2,067	1,939	1,852
Total noncurrent liabilities	22,250	22,620	22,213
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	6,916	6,761	6,681
Retained earnings	8,009	7,093	6,225
Accumulated other comprehensive loss	(474)	(460)	(430)
Total shareholders’ investment	14,489	13,432	12,514
Total liabilities and shareholders’ investment	$58,531	$55,356	$56,229
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 459,244,995, 461,675,441, and 461,651,176 shares issued and outstanding as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 2, 2024	October 28, 2023
Operating activities
Net earnings	$2,988	$2,756
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,215	2,072
Share-based compensation expense	229	176
Deferred income taxes	(58)	252
Noncash (gains) / losses and other, net	(1)	101
Changes in operating accounts:
Inventory	(3,279)	(1,232)
Other assets	(265)	(208)
Accounts payable	2,362	887
Accrued and other liabilities	(113)	528
Cash provided by operating activities	4,078	5,332
Investing activities
Expenditures for property and equipment	(1,968)	(3,952)
Proceeds from disposal of property and equipment	2	24
Other investments	24	18
Cash required for investing activities	(1,942)	(3,910)
Financing activities
Additions to long-term debt	741	—
Reductions of long-term debt	(1,112)	(114)
Dividends paid	(1,533)	(1,503)
Repurchase of stock	(506)	—
Shares withheld for taxes on share-based compensation	(98)	(124)
Cash required for financing activities	(2,508)	(1,741)
Net decrease in cash and cash equivalents	(372)	(319)
Cash and cash equivalents at beginning of period	3,805	2,229
Cash and cash equivalents at end of period	$3,433	$1,910
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$312	$86
Leased assets obtained in exchange for new operating lease liabilities	416	679

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	950	—	950
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(507)	—	(507)
Stock options and awards	1.3	—	(67)	—	—	(67)
April 29, 2023	461.6	$38	$6,541	$5,448	$(422)	$11,605
Net earnings	—	—	—	835	—	835
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	—	—	69	—	—	69
July 29, 2023	461.6	$38	$6,610	$5,767	$(425)	$11,990
Net earnings	—	—	—	971	—	971
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(513)	—	(513)
Stock options and awards	0.1	—	71	—	—	71
October 28, 2023	461.7	$38	$6,681	$6,225	$(430)	$12,514
Net earnings	—	—	—	1,382	—	1,382
Other comprehensive loss	—	—	—	—	(30)	(30)
Dividends declared	—	—	—	(514)	—	(514)
Stock options and awards	—	—	80	—	—	80
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432

TARGET CORPORATION	Q3 2024 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	(Loss) / Income	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(516)	—	(516)
Stock options and awards	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840
Net earnings	—	—	—	1,192	—	1,192
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(527)	—	(527)
Repurchase of stock	(1.1)	(1)	—	(154)	—	(155)
Stock options and awards	0.1	—	84	—	—	84
August 3, 2024	461.6	$38	$6,831	$8,030	$(470)	$14,429
Net earnings	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared	—	—	—	(521)	—	(521)
Repurchase of stock	(2.4)	—	—	(354)	—	(354)
Stock options and awards	—	—	85	—	—	85
November 2, 2024	459.2	$38	$6,916	$8,009	$(474)	$14,489

We declared $1.12 and $1.10 dividends per share for the three months ended November 2, 2024, and October 28, 2023, respectively, and $4.38 per share for the fiscal year ended February 3, 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2024 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q3 2024 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Revenue

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably credit card profit-sharing income from our arrangement with TD Bank Group (TD).

Revenue	Three Months Ended		Nine Months Ended
(millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Apparel & accessories (a)	$4,003	$4,007	$12,161	$12,075
Beauty (b)	3,226	3,013	9,729	9,114
Food & beverage (c)	5,917	5,736	17,308	17,125
Hardlines (d)	3,152	3,192	9,634	9,966
Home furnishings & décor (e)	4,185	4,420	11,612	12,230
Household essentials (f)	4,715	4,606	13,828	13,700
Other	30	30	120	126
Sales	25,228	25,004	74,392	74,336

Credit card profit sharing	148	165	433	508
Other	292	229	826	649
Other revenue	440	394	1,259	1,157

Total revenue	$25,668	$25,398	$75,651	$75,493
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of November 2, 2024, February 3, 2024, and October 28, 2023, the accrual for estimated returns was $204 million, $170 million, and $207 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 3, 2024	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	November 2, 2024
(millions)
Gift card liability (a)	$1,162	$493	$(711)	$944
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

TARGET CORPORATION	Q3 2024 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Other Revenue

Credit card profit sharing — We receive payments under a credit card program agreement with TD. Under the agreement, we receive a percentage of the profits generated by the Target Circle credit card receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Circle credit card receivables, controls risk management policies, and oversees regulatory compliance.

Other — Includes advertising revenue, commissions earned on third-party sales through Target.com, Shipt membership and service revenues, rental income, and other miscellaneous revenues.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$2,456	$2,897	$1,004
Prepaid forward contracts	Other Current Assets	Level 1	26	25	18
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	3	7
Interest rate swaps	Other Noncurrent Liabilities	Level 2	105	123	190

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	November 2, 2024		February 3, 2024		October 28, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,901	$13,029	$14,151	$13,467	$14,149	$12,485
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

TARGET CORPORATION	Q3 2024 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
4. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $1 million and $37 million for the three and nine months ended November 2, 2024, and $64 million and $98 million for the three and nine months ended October 28, 2023. These impairment charges are included in Selling, General and Administrative (SG&A) Expenses.

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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $4.7 billion, $3.4 billion, and $4.5 billion as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which have historically been lower.

6. Commercial Paper and Long-Term Debt

In September 2024, we issued $750 million of unsecured debt with a fixed rate of 4.5 percent that matures in September 2034.

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three and nine months ended November 2, 2024, or during the three months ended October 28, 2023. For the nine months ended October 28, 2023, the maximum amount outstanding was $90 million, and the average daily amount outstanding was $1 million, at a weighted average annual interest rate of 4.8 percent.

In October 2024, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2025 and terminated our prior 364-day facility. No balances were outstanding under our credit facilities at any time during 2024 or 2023.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 3 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.20 billion as of November 2, 2024, and $2.45 billion as of both February 3, 2024, and October 28, 2023. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and nine months ended November 2, 2024, and October 28, 2023.

TARGET CORPORATION	Q3 2024 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Debt (millions)	November 2, 2024	February 3, 2024	October 28, 2023
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,088	$2,316	$2,245
Cumulative hedging adjustments, included in carrying amount	(105)	(126)	(197)

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(26)	$(60)	$21	$(123)
Hedged debt	26	60	(21)	123
Gain on cash flow hedges recognized in Net Interest Expense	6	6	18	18
Total	$6	$6	$18	$18

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Number of shares purchased	2.4	—	3.5	—
Average price paid per share	$147.43	$—	$146.97	$—
Total investment	$354	$—	$509	$—

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Service cost benefits earned	SG&A Expenses	$19	$19	$58	$58
Interest cost on projected benefit obligation	Net Other Income	41	42	124	125
Expected return on assets	Net Other Income	(69)	(67)	(209)	(201)
Amortization of losses	Net Other Income	—	—	—	1
Prior service cost	Net Other Income	—	—	8	11
Total		$(9)	$(6)	$(19)	$(6)

TARGET CORPORATION	Q3 2024 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Accumulated Other Comprehensive Income (Loss)

Change in Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 3, 2024	$283	$(24)	$(719)	$(460)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	—	(1)
Amounts reclassified from AOCI, net of tax	(13)	—	—	(13)
November 2, 2024	$270	$(25)	$(719)	$(474)

TARGET CORPORATION	Q3 2024 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2024 included the following notable items:

•GAAP and adjusted diluted earnings per share (Adjusted EPS) were $1.85.
•Total revenue was $25.7 billion, an increase of 1.1 percent from the comparable prior-year period, reflecting a total sales increase of 0.9 percent and a 11.5 percent increase in other revenue.
•Comparable sales increased 0.3 percent, reflecting a 2.4 percent increase in traffic and a 2.0 percent decrease in average transaction amount.
◦Comparable stores-originated sales declined 1.9 percent.
◦Comparable digitally-originated sales increased 10.8 percent.
•Operating income of $1.2 billion was 11.2 percent lower than the comparable prior-year period.

Earnings Per Share	Three Months Ended			Nine Months Ended
	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
GAAP and Adjusted EPS	$1.85	$2.10	(11.9)%	$6.45	$5.96	8.3%
Note: Adjusted EPS, a non-GAAP metric, excludes the impact of certain items when applicable. However, there are no adjustments in any period presented. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended November 2, 2024, after-tax ROIC was 15.9 percent, compared with 13.9 percent for the trailing twelve months ended October 28, 2023. The calculation of ROIC is provided on page 20.

TARGET CORPORATION	Q3 2024 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
Sales	$25,228	$25,004	0.9%	$74,392	$74,336	0.1%
Other revenue	440	394	11.5	1,259	1,157	8.8
Total revenue	25,668	25,398	1.1	75,651	75,493	0.2
Cost of sales	18,375	18,149	1.2	53,623	54,333	(1.3)
SG&A expenses	5,486	5,316	3.2	16,046	15,525	3.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	639	616	3.6	1,883	1,793	5.0
Operating income	$1,168	$1,317	(11.2)%	$4,099	$3,842	6.7%

Rate Analysis	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gross margin rate	27.2%	27.4%	27.9%	26.9%
SG&A expense rate	21.4	20.9	21.2	20.6
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.4	2.5	2.4
Operating income margin rate	4.6	5.2	5.4	5.1
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

TARGET CORPORATION	Q3 2024 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Comparable Sales	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Comparable sales change	0.3%	(4.9)%	(0.5)%	(3.5)%
Drivers of change in comparable sales
Number of transactions (traffic)	2.4	(4.1)	1.1	(2.7)
Average transaction amount	(2.0)	(0.8)	(1.6)	(0.8)

Comparable Sales by Channel	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stores originated comparable sales change	(1.9)%	(4.6)%	(2.0)%	(2.8)%
Digitally originated comparable sales change	10.8	(6.0)	6.9	(6.7)

Sales by Channel	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stores originated	81.5%	83.2%	81.8%	82.9%
Digitally originated	18.5	16.8	18.2	17.1
Total	100%	100%	100%	100%

Sales by Fulfillment Channel	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stores	97.7%	97.7%	97.8%	97.5%
Other	2.3	2.3	2.2	2.5
Total	100%	100%	100%	100%
Note: Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Shipt.

Sales by Product Category	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Apparel & accessories	16%	16%	16%	16%
Beauty	13	12	13	12
Food & beverage	23	23	23	23
Hardlines	12	13	13	13
Home furnishings & décor	17	18	16	17
Household essentials	19	18	19	19
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q3 2024 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
We monitor the percentage of purchases that are paid for using Target Circle Cards™ (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on Target Circle Cards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended November 2, 2024 and October 28, 2023, total Target Circle Card Penetration was 17.7 percent and 18.3 percent, respectively. For the nine months ended November 2, 2024 and October 28, 2023, total Target Circle Card Penetration was 17.8 percent and 18.6 percent, respectively.

Gross Margin Rate

Quarter-to-Date

Year-to-Date

For the three months ended November 2, 2024, our gross margin rate was 27.2 percent compared with 27.4 percent in the comparable prior-year period. For the nine months ended November 2, 2024, our gross margin rate was 27.9 percent compared with 26.9 percent in the comparable prior-year period. For both the three and nine months ended November 2, 2024, the changes reflected the net impact of
•higher digital fulfillment & supply chain costs due to
•costs of managing elevated inventory levels during the third quarter, including the impact of receipt timing;
•an increase in digital volume; and
•new supply chain facilities coming online;
•lower book to physical inventory adjustments compared to the prior-year period; and
•merchandising activities, including cost improvements which more than offset higher promotional and clearance markdown rates.

TARGET CORPORATION	Q3 2024 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Selling, General, and Administrative Expense Rate

For the three months ended November 2, 2024, our SG&A expense rate was 21.4 percent compared with 20.9 percent for the comparable prior-year period. For the nine months ended November 2, 2024, our SG&A expense rate was 21.2 percent compared with 20.6 percent for the comparable prior-year period. The increases reflected the net impact of cost increases across our business, including higher team member pay and benefits and higher general liability expenses, partially offset by the benefit of lower store remodel-related expenses.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Beginning store count	1,966	1,955	1,956	1,948
Opened	13	10	23	21
Closed	(1)	(9)	(1)	(13)
Ending store count	1,978	1,956	1,978	1,956

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	November 2, 2024	February 3, 2024	October 28, 2023	November 2, 2024	February 3, 2024	October 28, 2023
170,000 or more sq. ft.	273	273	273	48,824	48,824	48,824
50,000 to 169,999 sq. ft.	1,559	1,542	1,542	195,050	192,908	192,877
49,999 or less sq. ft.	146	141	141	4,404	4,207	4,207
Total	1,978	1,956	1,956	248,278	245,939	245,908
(a)In thousands; reflects total square feet less office, supply chain facilities, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $105 million and $321 million for the three and nine months ended November 2, 2024, respectively, compared with $107 million and $395 million in the comparable prior-year periods. The decrease in net interest expense was primarily due to an increase in interest income.

Provision for Income Taxes

Our effective income tax rates for the three and nine months ended November 2, 2024, were 21.7 percent and 22.5 percent, respectively, compared with 21.3 percent and 21.5 percent in the comparable prior-year periods. The increase in both periods reflects the impact of lower discrete tax benefits compared to the prior-year.

TARGET CORPORATION	Q3 2024 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
GAAP and Adjusted EPS	$1.85	$2.10	$6.45	$5.96

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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
Net earnings	$854	$971	(12.1)%	$2,988	$2,756	8.4%
+ Provision for income taxes	237	264	(9.9)	867	755	14.9
+ Net interest expense	105	107	(1.5)	321	395	(18.7)
EBIT	$1,196	$1,342	(10.8)%	$4,176	$3,906	6.9%
+ Total depreciation and amortization (a)	754	722	4.2	2,215	2,072	6.8
EBITDA	$1,950	$2,064	(5.5)%	$6,391	$5,978	6.9%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2024 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	November 2, 2024 (a)	October 28, 2023
Operating income	$5,964	$5,001
+ Net other income	105	79
EBIT	6,069	5,080
+ Operating lease interest (b)	157	106
- Income taxes (c)	1,403	1,050
Net operating profit after taxes	$4,823	$4,136

Denominator	November 2, 2024	October 28, 2023	October 29, 2022
Current portion of long-term debt and other borrowings	$1,635	$1,112	$2,207
+ Noncurrent portion of long-term debt	14,346	14,883	14,237
+ Shareholders' investment	14,489	12,514	11,019
+ Operating lease liabilities (d)	3,765	3,351	2,879
- Cash and cash equivalents	3,433	1,910	954
Invested capital	$30,802	$29,950	$29,388
Average invested capital (e)	$30,376	$29,670

After-tax return on invested capital	15.9%	13.9%
(a)The trailing twelve months ended November 2, 2024, consisted of 53 weeks compared with 52 weeks in the prior-year period.
(b)Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases were owned or accounted for as finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense within Operating Income. Operating lease interest is added back to Operating Income in the ROIC calculation to control for differences in capital structure between us and our competitors.
(c)Calculated using the effective tax rates, which were 22.5 percent and 20.3 percent for the trailing twelve months ended November 2, 2024 and October 28, 2023, respectively. For the trailing twelve months ended November 2, 2024 and October 28, 2023, includes tax effect of $1.4 billion and $1.0 billion, respectively, related to EBIT and $35 million and $22 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	Q3 2024 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $3.4 billion, $3.8 billion, and $1.9 billion as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively. Our cash and cash equivalents balance includes short-term investments of $2.5 billion, $2.9 billion, and $1.0 billion as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $4.1 billion and $5.3 billion for the nine months ended November 2, 2024, and October 28, 2023, respectively. The operating cash flow decrease is primarily due to increased inventory levels and slightly lower accounts payable leverage, in addition to higher income tax and incentive compensation payments.

Inventory

Inventory was $15.2 billion as of November 2, 2024, compared with $11.9 billion and $14.7 billion as of February 3, 2024, and October 28, 2023, respectively. The increase from February 3, 2024, primarily reflects the seasonal inventory build ahead of the November and December holiday sales period. The increase from October 28, 2023, primarily reflects the impact of lower-than-expected sales in certain discretionary categories during the three months ended November 2, 2024, as well as an improved in-stock position.

Investing Cash Flows

Cash required for investing activities decreased to $1.9 billion for the nine months ended November 2, 2024, compared to $3.9 billion for the nine months ended October 28, 2023, due to lower capital investments.

Dividends

We paid dividends totaling $516 million ($1.12 per share) and $1.5 billion ($3.32 per share) for the three and nine months ended November 2, 2024, respectively, and $507 million ($1.10 per share) and $1.5 billion ($3.26 per share) for the three and nine months ended October 28, 2023, respectively, a per share increase of 1.8 percent. We declared dividends totaling $521 million ($1.12 per share) during the third quarter of 2024 and $513 million ($1.10 per share) during the third quarter of 2023, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We deployed $509 million to repurchase shares during the nine months ended November 2, 2024. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q3 2024 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of November 2, 2024, our credit ratings were as follows:

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

In September 2024, we issued $750 million of debt. Note 6 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2024, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2025 and terminated our prior 364-day credit facility. This credit facility and our $3.0 billion unsecured revolving credit facility that will expire in October 2028 backstop our commercial paper program. No balances were outstanding under either credit facility at any time during 2024 or 2023. There was no commercial paper outstanding as of either November 2, 2024 or October 28, 2023. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of November 2, 2024, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q3 2024 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes during the most recent fiscal quarter which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET CORPORATION	Q3 2024 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 15, 2024, the United States District Court for the District of Minnesota dismissed the purported federal securities law class action relating to certain prior disclosures of Target about its business model, strategy, and inventory. This proceeding was previously disclosed in Target's Annual Report on Form 10-K for the year ended February 3, 2024, and Target's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 27.3 million shares of common stock for a total investment of $5.8 billion. The table below presents information with respect to Target common stock purchases made during the three months ended November 2, 2024, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
August 4, 2024 through August 31, 2024
Open market and privately negotiated purchases	1,198,758	$142.56	1,198,758	$9,354,476,292
September 1, 2024 through October 5, 2024
Open market and privately negotiated purchases	1,201,693	152.28	1,201,693	9,171,483,556
October 6, 2024 through November 2, 2024
Open market and privately negotiated purchases	—	—	—	9,171,483,556
Total	2,400,451	$147.43	2,400,451	$9,171,483,556

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2024 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 11, 2023) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 12, 2023 and incorporated herein by reference).
10.20	** ‡
364-Day Credit Agreement, dated as of October 15, 2024, among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent.

10.23	** *	Transition Agreement, dated as of August 12, 2024, among Target Corporation, Target Enterprise, Inc., and Don H. Liu.
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
‡	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.

TARGET CORPORATION	Q3 2024 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 27, 2024	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller

TARGET CORPORATION	Q3 2024 Form 10-Q	26