Form 10-K
period 2025-02-01
TARGET CORP
filed 2025-03-12
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2024, was $64,152,450,257 based on the closing price of $139.17 per share of common stock as reported on the New York Stock Exchange.
Total shares of common stock, par value $0.0833, outstanding as of March 5, 2025, were 455,576,464.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2025, are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2024 Form 10-K	1

BUSINESS	Table of Contents

PART I
Item 1.    Business

General

Target Corporation was incorporated in Minnesota in 1902. Our corporate purpose is to help all families discover the joy of everyday life. We offer our customers, referred to as "guests," fashionable, differentiated merchandise and everyday essentials at discounted prices. We operate as a single segment designed to enable guests to purchase products seamlessly in stores or through our digital channels. Since 1946, we have given 5 percent of our profit to communities.

When used in this report, the terms "we," "our," "us," "Target," and the "Corporation" mean Target Corporation and its subsidiaries, collectively, unless the context otherwise requires or indicates.

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
•Expanding our capabilities, such as our Roundel advertising and Target Plus third-party digital marketplace businesses, to leverage our assets and enhance the guest experience.

Our strategy defines how we’ll continue to differentiate Target, and we’ll seek to enable growth through:
•Our Team – A highly engaged and purpose-driven team.
•Consumer-Centricity – A deep understanding of consumers.
•Technology – A connected ecosystem of data, insights, and technology, including artificial intelligence.
•Efficiency – Simplifying work for our teams to make it easier to deliver a great guest experience.
•Sustainability – Resiliency in our business model.

TARGET CORPORATION	2024 Form 10-K	2

BUSINESS	Table of Contents

The vast majority of our Net Sales are generated by the sale of merchandise to customers. Our strategy continues to leverage stores as fulfillment hubs, with stores fulfilling more than 96 percent of total Merchandise Sales in each of the last three years, which provides convenience for our guests at a reduced fulfillment cost. In addition to Merchandise Sales, we generate revenue from other sources, most notably advertising revenue and credit card profit-sharing income. Note 2 to the Financial Statements provides more information.

Net Sales
(in billions)

2022 (52 weeks)	2023 (53 weeks)	2024 (52 weeks)

$109.1	$107.4	$106.6

Merchandise Sales
(in billions)
$107.6
$20.0
$87.6
$105.8
$19.4
$86.4
$104.8
$20.5
$84.3
2022
2023 (a)
2024
Stores Originated
Digitally Originated

(a)    2023 consisted of 53 weeks. The extra week in 2023 contributed $1.7 billion of Net Sales.

TARGET CORPORATION	2024 Form 10-K	3

BUSINESS	Table of Contents

Merchandise Sales by Fulfillment Channel

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Seasonality

A larger share of annual revenues traditionally occurs in the fourth quarter because it includes the November and December holiday sales period.

Merchandise

The majority of our stores offer a wide assortment of general merchandise and food. Most of our stores larger than 170,000 square feet offer a variety of general merchandise and a full line of food items comparable to traditional supermarkets. Our digital channels include a wide merchandise and food assortment, including many items found in our stores, along with a complementary assortment sold by Target and third parties. We manage our business across the six core merchandise categories shown below. Within categories, gross margins vary depending on the type of merchandise.

Merchandise Sales by Category

TARGET CORPORATION	2024 Form 10-K	4

BUSINESS	Table of Contents

A significant portion of our Merchandise Sales are from national brand merchandise. Approximately one-third of our Merchandise Sales come from our owned and exclusive brands, including, but not limited to, the brands listed below.

Owned Brands
A New Day™	Future Collective™	Pillowfort™
All in Motion™	Gigglescape™	Project 62™
Art Class™	Good & Gather™	Room Essentials™
Auden™	Goodfellow & Co™	Shade & Shore™
Ava & Viv™	Hearth & Hand™ with Magnolia	Smartly™
Boots & Barkley™	Heyday™	Smith & Hawken™
Brightroom™	Hyde & EEK! Boutique™	Sonia Kashuk™
Bullseye's Playground™	JoyLab™	Spritz™
Casaluna™	Kindfull™	Sun Squad™
Cat & Jack™	Kona Sol™	Threshold™
Cloud Island™	Made By Design™	Universal Thread™
Colsie™	Market Pantry™	up & up™
dealworthy™	Mondo Llama™	Wild Fable™
Embark™	More Than Magic™	Wondershop™
Everspring™	Opalhouse™	Xhilaration™
Favorite Day™	Open Story™
Figmint™	Original Use™

Exclusive Adult Beverage Brands
California Roots™	Jingle & Mingle™	SunPop™
Casa Cantina™	Photograph™	The Collection™
Headliner™	Rosé Bae™	Wine Cube™

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

Our global sourcing operations, which operate from offices in 12 countries around the world, are an important component of our business strategy. Our global sourcing team identifies, evaluates, and partners with suppliers and vendors from around the world to procure merchandise (most notably for our owned brands) and make it available to our guests through our stores and digital channels. The global sourcing team is also integral to ensuring quality and value of products, management of product costs, and driving ethical business practices.

Other Capabilities

We generate revenue through a variety of other sources, including Roundel, which provides advertising services to vendors and other third parties; credit card profit sharing related to our Target Circle Card program; our third-party digital marketplace—Target Plus; membership fees; and others.

Customer Loyalty Programs

Our guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, Target MasterCard, or Target Circle Card Reloadable Account (collectively, Target Circle Cards). We also seek to drive customer loyalty and trip frequency through our Target Circle™ program which offers guests instant discounts and Target Circle Rewards redeemable on future purchases. In March 2024, we announced changes to Target Circle, including the integration of Target Circle Card™ (formerly RedCard) and the addition of a Target Circle 360™ paid membership option. Among other benefits, Target Circle

TARGET CORPORATION	2024 Form 10-K	5

BUSINESS	Table of Contents

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

Human Capital Management

In support of our purpose—to help all families discover the joy of everyday life—we invest in our team, our most important asset, by giving them opportunities to grow professionally, take care of themselves, each other, and their families, and to make a difference for our guests and our communities. We are among the largest private employers in the United States (U.S.), and our workforce has varying goals and expectations of their employment relationship, from team members looking to build a career to students, retirees, and others who are seeking to supplement their income in an enjoyable atmosphere. We seek to be an employer of choice to attract and retain top talent no matter their objectives in seeking employment. To that end, we strive to foster a highly engaged and purpose-driven culture where all employees, referred to as "team members," have access to opportunity and growth, enabling our team to deliver business results.

As of February 1, 2025, we employed approximately 440,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

Our Board of Directors, through the Compensation and Human Capital Management Committee, oversees human capital management matters.

Talent Development and Engagement

We offer a compelling work environment with meaningful experiences and abundant growth and career-development opportunities. This starts with the opportunity to do challenging work and learn on the job and is supplemented by programs and continuous learning that help our team build skills at all levels, including programs focused on specialized skill development, leadership opportunities, coaching, and mentoring. Our talent and succession planning process supports the development of a strong talent pipeline for leadership and other critical roles. We monitor our team members’ perceptions of these talent development and engagement programs through a number of surveys and take steps to address areas needing improvement. We are focused on making Target a destination for talent by creating a sense of belonging for our team members. We believe that this sense of belonging for all is an essential part of our team and culture, which helps fuel the growth of our business.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members equitably and we regularly review the pay data of U.S. team members to confirm that we are doing so. Our compensation packages include a starting wage range of $15 to $24 per hour for U.S. hourly team members in our stores and supply chain facilities (who comprise the vast majority of our team), a 401(k) plan with dollar-for-dollar matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, sick pay, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, tuition-free education assistance and tuition reimbursement, free mental health services, an annual short-term incentive program, long-term equity awards, and health insurance benefits, including free virtual health care visits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

TARGET CORPORATION	2024 Form 10-K	6

BUSINESS	Table of Contents

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

Geographic Information

Nearly all of our sales are generated within the U.S. The vast majority of our property and equipment is located within the U.S. In addition to our administrative operations headquartered in the U.S., we perform additional administrative functions in Bangalore, India, and perform global sourcing operations from offices in 12 countries, predominantly in Asia and Central America.

Available Information

Our internet website is corporate.target.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on the Investors section of our website (corporate.target.com/investors) as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our corporate website (corporate.target.com). Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, and others interested in us to review the information we post on these channels. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

TARGET CORPORATION	2024 Form 10-K	7

BUSINESS	Table of Contents

Information About Our Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Recent Business Experience	Age

Brian C. Cornell	Chair of the Board and Chief Executive Officer since August 2014.	66
Michael J. Fiddelke	Executive Vice President and Chief Operating Officer since February 2024. Executive Vice President and Chief Financial Officer from November 2019 to October 2024.	48
Rick H. Gomez	Executive Vice President and Chief Commercial Officer since July 2024. Executive Vice President and Chief Food, Essentials and Beauty Officer from January 2024 to July 2024, Executive Vice President and Chief Food and Beverage Officer from February 2021 to January 2024. Executive Vice President and Chief Marketing, Digital & Strategy Officer from December 2019 to February 2021.	55
A. Christina Hennington	Executive Vice President and Chief Strategy and Growth Officer since July 2024. Executive Vice President and Chief Growth Officer from February 2021 to July 2024. Executive Vice President and Chief Merchandising Officer, Hardlines, Essentials and Capabilities from January 2020 to February 2021.	50
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019.	47
Jim Lee	Executive Vice President and Chief Financial Officer since September 2024. Prior to joining Target, Mr. Lee held various leadership positions with PepsiCo, Inc., including as Deputy Chief Financial Officer from November 2023 to September 2024, Senior Vice President, Corporate Finance from October 2022 to November 2023, and Chief Strategy and Transformation Officer and Senior Vice President, PepsiCo Beverages North America, from February 2019 to October 2022.	50
Cara A. Sylvester	Executive Vice President and Chief Guest Experience Officer since May 2022. Executive Vice President and Chief Marketing & Digital Officer from February 2021 to May 2022. Senior Vice President, Home from March 2019 to February 2021.	47
Amy Tu
Executive Vice President, Chief Legal & Compliance Officer and Corporate Secretary since August 2024. Prior to joining Target, Ms. Tu held various leadership positions with Tyson Foods, Inc., including as President, International from October 2022 to August 2024, Chief Administrative Officer from October 2022 to August 2023, Executive Vice President and Chief Legal Officer and Secretary from October 2021 to January 2023, Executive Vice President, General Counsel and Secretary from November 2020 to October 2021, and Executive Vice President and General Counsel from December 2017 to November 2020.
		57
Matthew L. Zabel	Executive Vice President and Chief Corporate Affairs Officer since October 2023. Executive Vice President and General Counsel from May 2022 to October 2023. Senior Vice President, Risk and Employee & Labor Relations from August 2020 to May 2022. Senior Vice President, Enterprise Risk from September 2017 to August 2020.	56

TARGET CORPORATION	2024 Form 10-K	8

RISK FACTORS	Table of Contents

Item 1A.    Risk Factors

Our business is subject to many risks. The following risks, some of which have occurred and any of which may occur in the future, could materially and adversely affect our business and financial performance. These are not the only risks we face and there may be other risks that could materially and adversely affect our business and financial performance. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.

Competitive and Reputational Risks

If we are unable to positively differentiate ourselves from our competitors, our results of operations and financial condition could be adversely affected.

We attempt to differentiate our guest experience through a careful combination of price, merchandise assortment, store environment, convenience, guest service, loyalty programs, advertising, and marketing. Our ability to successfully differentiate ourselves depends on many competitive factors, including guest perceptions regarding our shopping experience, the safety and cleanliness of our stores, our ability to offer products at affordable prices, the desirability and exclusivity of our offerings, our in-stock levels, the effectiveness of our digital channels and fulfillment options, our ability to responsibly source merchandise, and our ability to create a personalized guest experience. If we fail to differentiate our guest experience from our competitors, our results of operations and financial condition could be adversely affected.

Consumers continue to migrate to digital channels and seek out multiple fulfillment options, which has affected the ways we attempt to differentiate ourselves. Since consumers can quickly comparison shop using digital tools, they may make decisions based solely on price or convenience, which could limit our ability to differentiate from our competitors. In addition, providing multiple fulfillment options, expanding our digital channels, and implementing new technology is complex, costly, and may not meet our guests’ expectations. If we are unable to offset our investments in these or other initiatives with improved performance or efficiencies, our results of operations could be adversely affected. In addition, if we do not anticipate and adapt to consumer behavior or developments and offerings by our competitors, we may not be able to compete effectively. For example, we may be unable to match or surpass the advances in technologies and capabilities (including artificial intelligence) that our competitors implement for consumer-facing platforms or for internal operations, which could adversely affect our competitive position. Furthermore, generative artificial intelligence presents emerging ethical issues and could negatively impact our guests and team members. If our use of generative artificial intelligence becomes controversial or is inaccurate or ineffective, our reputation and competitive position could be adversely affected. Consumers may also use third-party channels, devices, technologies, and capabilities (including artificial intelligence) to initiate shopping searches and place orders, which could make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any failures or difficulties in executing our differentiation efforts or adapting to offerings by our competitors could adversely affect our results of operations and financial condition.

If we do not anticipate consumer demand and respond quickly to changing consumer preferences, our results of operations and financial condition could be adversely affected.

A large part of our business is dependent on our ability to make trend-right decisions in a broad range of merchandise categories and offer those products at affordable prices. If we do not accurately predict consumer demand and quickly respond to changing consumer preferences and spending patterns, we may experience lower sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations. Our ability to accurately predict consumer demand and adapt to changing consumer preferences depends on many factors, including obtaining accurate and relevant data on guest preferences, successfully implementing new technologies and capabilities (including artificial intelligence), emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. We have not always been able to accurately predict consumer demand or rapid changes in consumer preferences and spending patterns, which has previously resulted in insufficient or excess inventory, increased inventory markdowns, higher costs (including for storage, transportation, labor, and other expenses), and adverse impacts on our results of operations. If we are unable to accurately predict consumer demand and effectively adapt to future changes in consumer preferences and spending patterns, our results of operations and financial condition could be adversely affected.

TARGET CORPORATION	2024 Form 10-K	9

RISK FACTORS	Table of Contents

Our continued success is dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships, including with our guests, team members, and vendors.

We believe that one of the reasons our shareholders, guests, team members, and vendors choose Target is the positive reputation we have built over many years for serving those constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is largely based on perceptions. It may be difficult to address negative publicity or sensationalism across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). Negative incidents (including those based on differing perspectives or opinions) involving us, our workforce, or others with whom we do business could quickly erode trust and confidence and result in changes in consumer behavior including consumer boycotts, workforce unrest or walkouts, government investigations, and litigation. Negative reputational incidents or negative perceptions of us could adversely affect our business and results of operations, including through lower sales, the termination of business relationships, loss of new store and development opportunities, higher costs, and team member engagement, retention, and recruiting difficulties. We have previously experienced negative perceptions of our business, which have adversely affected consumer behavior and our results of operations, and we could experience similar occurrences in the future. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

Our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) have evolving, varied, and sometimes conflicting expectations regarding many aspects of our business, including our operations, product and service offerings, and environmental, social, and governance matters. Some of these individuals and organizations have expectations that Target offer or not offer certain products and services or pursue or not pursue certain environmental, social, and governance initiatives, including with respect to diversity, equity, and inclusion. We have previously been unable to meet some of those conflicting expectations, which has led to negative publicity and adversely affected our reputation. For example, we experienced adverse reactions from some of our shareholders, guests, team members, and others related to our assortment of Pride Month products in 2023 and other positions we have taken with respect to social issues, including LGBTQIA+ matters, which have previously resulted in consumer boycotts and litigation. We may in the future take actions that do not meet the conflicting expectations of some or all of our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) regarding various aspects of our business, including our operations, product and service offerings, and environmental, social, and governance matters. As a result, we may experience adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

We previously established, and may continue to establish, various goals and initiatives regarding environmental, social, and governance matters, including with respect to sustainability and human capital management. We have modified and concluded, and may continue to modify and conclude, certain of these goals and initiatives from time to time. For example, we recently announced that we modified and concluded certain of our initiatives related to diversity, equity, and inclusion, which resulted in adverse reactions from some of our shareholders, guests, team members, and others. Our establishment and continuation of any goals or initiatives regarding environmental, social, and governance matters, any modification or termination of such goals or initiatives, or any failure or perceived failure by us to achieve them, could result in negative reactions from our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) and lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. In particular, certain federal and state officials and agencies have asserted that corporate initiatives regarding environmental, social, and governance matters, including with respect to sustainability and diversity, equity, and inclusion, violate various federal and state laws. Although we believe that all of our corporate initiatives have complied with applicable laws, we could still become subject to litigation, investigations, and regulatory proceedings, including as it relates to corporate initiatives that have concluded. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

TARGET CORPORATION	2024 Form 10-K	10

RISK FACTORS	Table of Contents

Reputational harm can also occur indirectly through companies and others with whom we do business or whose products we sell. We have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. In addition, we have relationships with third-party companies that sell and ship items directly to guests through our digital channels. We also have relationships with designers, celebrities, influencers, and other individuals, including for advertising campaigns and marketing programs. If consumers have negative experiences with, or view unfavorably, any of the companies or individuals with whom we have relationships, it could cause them to not shop with us and negatively impact our results of operations.

If we are unable to successfully develop, source, and market our owned and exclusive brand products, our results of operations could be adversely affected.

Our owned and exclusive brand products represent approximately one third of our overall merchandise sales and generally carry higher margins than equivalent national brand products. Our ability to source, develop, and market our owned and exclusive brands depends on many factors, including our ability to anticipate consumer demand and preferences and make trend-right decisions, our relationships with vendors, the availability and price of raw materials, product quality, and our ability to offer products at affordable prices. If we are unable to successfully develop, source, and market our owned and exclusive brands, or if we are unable to successfully protect our related intellectual property rights, our results of operations could be adversely affected. In addition, our reliance on owned and exclusive brand products may also amplify other risks discussed in this Item 1A, Risk Factors, because many of these products are imported and we are more involved in the development and sourcing of those products. For example, any failure of our owned brands to meet applicable safety standards or Target's or our guests' expectations regarding safety, quality, supply chain transparency, and responsible sourcing could expose us to government enforcement actions and private litigation, result in costly product recalls and other liabilities, and exacerbate our reputational risks. In addition, owned brand products generally need longer lead times between order placement and product delivery and require us to take ownership of those products earlier in the supply chain. This requires accurate longer-term forecasting of consumer demand to effectively manage our operations, including for categories where consumer preferences may change rapidly, and exposes us to enhanced risks of supply chain disruptions. We have previously been, and may in the future be, unable to accurately predict consumer demand for our owned brand products. This has resulted, and may in the future result, in insufficient or excess inventory, increased inventory markdowns, and higher costs. Any of these outcomes could adversely affect our results of operations and financial condition.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft (including from organized retail crime), and other causes. In recent years, we have experienced elevated levels of inventory shrink relative to historical levels, which have adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, guest experience, and results of operations. In addition, sustained high rates of inventory shrink at certain stores have contributed, and may continue to contribute, to the closure of certain stores and the impairment of long-term assets.

We depend on seasonal moments and higher-margin merchandise to drive sales and net earnings growth.

Our business experiences some seasonality, with a larger portion of our sales traditionally occurring in the fourth quarter because it includes the November and December holiday sales period. In addition to the November and December holiday sales period, we also see increased sales activity during the back-to-school and back-to-college period and other seasonal moments throughout the year. As a result, any factors negatively impacting us during any of these periods, including weather conditions, natural disasters, macroeconomic conditions, consumer preferences, and political or economic uncertainty or instability, could adversely affect our results of operations and financial condition.

We offer our guests a multi-category assortment of everyday essentials and differentiated merchandise. However, we depend on sales of our higher-margin merchandise to drive net earnings growth. As a result, flat sales and sales declines of our higher-margin merchandise have previously limited, and may in the future limit, our ability to drive net earnings growth. Furthermore, we are subject to cyclical trends in consumer spending, which may

TARGET CORPORATION	2024 Form 10-K	11

RISK FACTORS	Table of Contents

disproportionately impact sales of certain merchandise and result in lower sales for our higher-margin merchandise. Such trends have previously adversely affected, and could in the future adversely affect, our results of operations.

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

We have made, and expect to continue to make, significant investments in our technology infrastructure, digital platforms, and supply chain infrastructure. The effectiveness of these investments can be less predictable than remodeling or building new stores, and might not provide the anticipated benefits, which could adversely affect our results of operations and financial condition. For example, our stores-as-hubs strategy depends on adequate replenishment facilities to receive, store, and move inventory to stores on a timely basis. Underestimating our replenishment capacity needs could result in lower in-stock levels or increased costs for temporary storage. Conversely, overestimating replenishment capacity needs, changes in macroeconomic conditions, changes in expected project benefits, and other factors have resulted, and could in the future result, in delays or cancellations of supply chain infrastructure projects. Such delays or cancellations have resulted, and may in the future result, in the inefficient deployment of our capital relative to our expectations, including as a result of carrying costs for facilities that are not being utilized. Any of these outcomes could adversely affect our results of operations and financial condition.

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

We rely extensively on technology systems throughout our business, including systems that we develop internally. We also rely on continued and unimpeded access to the Internet to use our technology systems. These systems are subject to possible damage or interruption from many events, including power and other outages, telecommunications failures, third-party failures, malicious attacks, security breaches, unplanned downtime, program transitions, and implementation errors. Any damage or disruption to our technology systems could severely interrupt our business operations, including our ability to process guest transactions and manage inventories, which could adversely affect our reputation, results of operations, and financial condition. For example, in the past, we have experienced disruptions in our point-of-sale system that prevented our ability to process debit or credit transactions, which negatively impacted some guests’ experiences and generated negative publicity. We have invested, and expect to continue to invest, in maintaining and updating our technology systems, but implementing significant changes increases the risk of system disruption. Furthermore, the technology systems that we develop internally may become outdated or ineffective and may be unable to match or surpass third-party systems. Problems and interruptions associated with implementing technology initiatives could adversely affect our operational efficiency and negatively impact our guests and their confidence in us. Any of these outcomes could adversely affect our results of operations and financial condition.

TARGET CORPORATION	2024 Form 10-K	12

RISK FACTORS	Table of Contents

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to maintain information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, our reputation, results of operations, and financial condition could be adversely affected.

As part of our business, we receive and store information about our guests, team members, vendors, and other third parties. We also rely extensively on information systems throughout our business. We have programs in place to detect, contain, and respond to information security, cybersecurity, and data privacy incidents. However, we may be unable to anticipate security incidents, detect attacks, or implement adequate preventive measures as cyber threats continue to evolve and cyberattacks become more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of enhanced technologies and capabilities (including artificial intelligence) by threat actors. Cyberattacks are being carried out by groups and individuals with a wide range of expertise and motives. In addition, hardware or software that we develop or obtain from third parties may contain defects that could compromise information security, cybersecurity, or data privacy. Unauthorized parties may also attempt to gain access to our information systems or facilities, or those of third parties with whom we do business, through fraud, deception, social engineering, or other bad acts. Errors or malicious actions by our team members or contractors, faulty password management, and other vulnerabilities or irregularities could also overcome our security measures or those of third parties with whom we do business and result in a compromise or breach of our or their information systems. The utilization of hybrid and remote work by our team members, vendors, independent contractors, and other third parties has amplified our already extensive reliance on computing and information systems and unimpeded Internet access. Furthermore, the training we conduct as part of our information security, cybersecurity, and data privacy efforts may not be effective in preventing or limiting successful attacks.

We and our vendors face attempts by others to gain unauthorized access to, sabotage, take control of, and corrupt, our information systems and data. As a result of these types of attempts, both we and our vendors have experienced information security, cybersecurity, and data privacy incidents. None of these incidents has recently had a material impact on our business strategy, results of operations, or financial condition. Since we previously experienced a prominent data breach, additional information security, cybersecurity, or data privacy incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant information security, cybersecurity, or data privacy incidents or fail to detect and appropriately respond to significant incidents, our business operations could be severely disrupted and we could be exposed to costly government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, stop using our Target-branded payment cards or loyalty programs, or stop shopping with us altogether. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic and has strict requirements, including for the use and treatment of personal data. Complying with current or contemplated information security, cybersecurity, data privacy, data protection, and data processing laws and regulations (including reporting and disclosure regimes), or any failure to comply, could cause us to incur substantial costs, require changes to our business practices, and expose us to litigation and regulatory risks, each of which could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2024 Form 10-K	13

RISK FACTORS	Table of Contents

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors or other companies, changes in tax or trade policy, interruptions in our operations or supply chain, and increased commodity or supply chain costs could adversely affect our reputation and results of operations.

We are dependent on our vendors, independent contractors, and other third parties (including common carriers) to supply merchandise to our distribution centers, stores, and guests. If our replenishment and fulfillment network does not operate properly, if we are unable to timely import certain merchandise, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services like they experienced in recent years, we could experience merchandise out-of-stocks, delays in shipping and receiving merchandise, and increased costs, which could adversely affect our reputation and results of operations. In addition, we have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. Any termination of, or adverse change in, our relationship with any of these companies could decrease our sales, increase our costs, and negatively impact our reputation and results of operations.

A significant portion of the merchandise that we offer is sourced, directly or indirectly, from outside the U.S., with China as our single largest source of merchandise we import. Any trade disputes or changes in tax or trade policy between the U.S. and countries from which we source merchandise, such as the imposition of additional tariffs or duties on imported products, could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. In particular, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries could result in us incurring substantial additional costs to procure a large portion of the merchandise we offer and may require us to raise prices on certain products. In addition, if our competitors do not keep pace with any such price increases or are able to offset the impact of tariffs through other actions, our competitive position may be adversely affected. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

Political or economic uncertainty or instability, trade policies, disputes, or sanctions, currency fluctuations, the outbreak of pandemics or other illnesses, labor shortages, labor unrest or strikes, transport capacity and costs, inflation, port security, weather conditions, natural disasters, geopolitical conflicts, social unrest, terrorist attacks, armed conflicts, or other events that have affected, and could in the future affect, foreign trade are beyond our control. These types of events have impacted us, and could impact us in the future, including by disrupting our supply of merchandise, increasing the price and limiting the availability of raw materials, increasing our costs, and adversely affecting our results of operations. For example, there have been periodic closings and ship diversions, armed conflicts, unrest, labor disputes, and congestion disrupting railways, trucking, waterways, and ports around the world, including at major U.S. ports where we receive a significant portion of the products we source from outside the U.S. We have from time to time made alternative arrangements to continue the flow of inventory as a result of supply chain disruptions in the U.S. and other countries. If these types of events recur and impact any of the locations or modes of transportation that we depend on, it could increase our costs and adversely affect our supply of inventory. In addition, prices of fuel and other commodities on which our supply chain depends are historically volatile and subject to fluctuations based on a variety of international and domestic factors. Rapid and significant changes in commodity prices, as have occurred in recent years, could further increase our costs and adversely affect our results of operations.

If services we obtain from third parties are unavailable, fail to meet our standards, or increase in cost, our reputation, results of operations, and financial condition could be adversely affected.

We rely on third parties to support our business operations, including portions of our technology infrastructure, digital platforms, replenishment and fulfillment operations, store and supply chain infrastructure, delivery services (including by independent contractors via our Shipt subsidiary), guest contact centers, payment processing, and extensions of credit for our Target-branded payment card program. If we are unable to contract with third parties having the specialized skills needed to support our operations (including as a result of any labor disputes or labor unavailability at such third parties), if any third-party services are interrupted, or if they fail to meet our performance standards, then our reputation and results of operations could be adversely affected.

TARGET CORPORATION	2024 Form 10-K	14

RISK FACTORS	Table of Contents

In addition, we incur significant expenses related to our reliance on services from third parties. If we are unable to effectively manage these costs or if we face significant increases in any of these costs, our results of operations and financial condition could be adversely affected. In particular, for certain payment methods, including credit and debit cards, we generally pay interchange fees and other processing fees. Given the continued adoption of credit and debit cards by consumers, we have incurred, and expect to continue to incur, significant costs as a result of these fees. Any increase in these fees over time could significantly increase our expenses and adversely affect our results of operations and financial condition.

Legal, Regulatory, Global, and Other External Risks

Our earnings depend on the state of macroeconomic conditions and consumer confidence and spending in the U.S.

Nearly all of our sales are in the U.S., making our results highly dependent on the health of the U.S. economy and U.S. consumer behavior, confidence, and spending, which can be affected by a variety of factors, including inflation, interest rates, housing prices, unemployment rates, legal and regulatory actions (including through executive orders), immigration policies and trends, household debt and wage levels, credit usage, and crime rates. In addition, the interconnected nature of the global economy means that events occurring domestically or internationally, such as geopolitical conflicts, social unrest, terrorist attacks, armed conflicts, public health crises, legal and regulatory actions, immigration policies and trends, energy availability, trade policies, disputes, or sanctions, and market volatility can all affect macroeconomic conditions in the U.S. A deterioration in U.S. macroeconomic conditions or consumer confidence or spending could adversely affect our business in many ways, such as negatively impacting consumer demand (which may disproportionately affect demand for certain merchandise), reducing sales (including our credit card profit-sharing revenue), reducing gross margins, and increasing our expenses, each of which could adversely affect our results of operations and financial condition.

Uncharacteristic or significant weather conditions or natural disasters, the impacts of a changing climate, and other catastrophic events could adversely affect our results of operations and financial condition.

Uncharacteristic or significant weather conditions, including the physical impacts of a changing climate, and other catastrophic events can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lower sales or greater than expected markdowns and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters (including hurricanes, tropical storms, floods, fires, and earthquakes) are more prevalent. Natural disasters in those states or in other areas where we operate has previously resulted, and could in the future result, in significant physical damage to, or closure of, one or more of our stores, distribution centers, facilities, or key vendors. Furthermore, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, have adversely affected, and could in the future adversely affect, the availability and cost of certain products within our supply chain, consumer purchasing power, and consumer demand. Additionally, acts of violence and other crimes, including active shooter situations, at or around our stores, distribution centers, or other facilities may negatively impact the safety and security of our workforce and guests, damage our facilities, and harm our reputation. Any of these events could adversely affect our results of operations and financial condition.

The potential impacts of a changing climate may be widespread and unpredictable and present a variety of risks in the short-term and long-term. The physical effects of a changing climate, such as natural disasters, extreme weather conditions, drought, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution centers, and inventory, and threatening the habitability of the locations in which we operate. In addition to physical risks, the potential impacts of a changing climate also present transition risks, including regulatory and reputational risks. For example, we use commodities and energy inputs in our operations that may face increased regulation due to a changing climate or other environmental concerns, which could increase our costs. Furthermore, our establishment and continuation of our goals and initiatives to create a more resilient business, or any modification, conclusion, failure, or perceived failure by us to achieve them, or to otherwise meet evolving, varied, and sometimes conflicting expectations from our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) regarding the environment and our goals and initiatives to create a more resilient business, could lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2024 Form 10-K	15

RISK FACTORS	Table of Contents

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With over 400,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing. Many team members are in entry-level or part-time positions with high turnover rates historically. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, labor availability, unemployment levels, prevailing wage rates, benefit costs, changing demographics, immigration laws and regulations (including through executive orders), and our reputation within the labor market. If we are unable to attract and retain a workforce meeting our needs (including for specialized roles with significant competition for talent) or are unable to successfully execute on succession planning at all levels of the organization, our operations, strategy, guest service levels, support functions, and competitiveness could suffer. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition. We are periodically subject to labor organizing efforts and activism, which could negatively impact how we are perceived by team members and our overall reputation. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs, how we operate our business, and our results of operations. In addition to our U.S. operations, we perform additional administrative functions in Bangalore, India, and perform global sourcing operations from offices in 12 countries, predominantly in Asia and Central America, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our results of operations. In particular, we rely on our administrative functions in India for various business operations and any events that negatively impact the availability or effectiveness of our administrative functions in India, including political or economic uncertainty or instability, the outbreak of pandemics or other illnesses, labor shortages, labor unrest or strikes, weather conditions, natural disasters, geopolitical conflicts, social unrest, terrorist attacks, and armed conflicts, could adversely affect our results of operations and financial condition.

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

TARGET CORPORATION	2024 Form 10-K	16

RISK FACTORS	Table of Contents

Our failure to comply with applicable laws, or changes in these laws, could adversely affect our reputation, results of operations, and financial condition.

Our business is subject to a wide variety of complex laws and regulations.

Our expenses could increase and our operations could be adversely affected by changes in law or adverse judicial developments involving our workforce, including an employer’s obligation to recognize collective bargaining units, minimum wage requirements, advance scheduling notice requirements, health care or other mandates, the classification of exempt and non-exempt employees, and the classification of workers as either employees or independent contractors. The classification of workers as employees or independent contractors, in particular, is an area that has experienced legal challenges and legislative changes. Our Shipt subsidiary, which facilitates delivery services (including same-day delivery to our guests), has faced, and continues to face, legal challenges to its worker classification. If, as a result of judicial decisions or legislation, Shipt is required to treat its network of independent contractors as employees, we may experience higher digital fulfillment costs, which could adversely affect our results of operations and financial condition.

There have been, and may continue to be, changes in the legal or regulatory environment (including as a result of executive orders) affecting many areas related to our business, including merchandise costs and availability, workforce availability, transport costs and capacity, information security, cybersecurity, and data privacy, supply chain requirements, product safety, product quality, payment methods, environmental, social, and governance matters (including sustainability and diversity, equity, and inclusion), and climate and emissions disclosure. The ultimate impact of any changes in the legal or regulatory environment (including as a result of executive orders) is not possible to predict and could negatively affect our results of operations and financial condition, including by increasing our expenses, reducing consumer demand for our products and services, limiting workforce availability for us and our vendors, and resulting in litigation, investigations, and regulatory proceedings against us. In addition, if we are unable or perceived to be unable to comply with any changes in the legal or regulatory environment (including as a result of executive orders), our reputation, results of operations, and financial condition could be adversely affected. Furthermore, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, anti-money laundering laws, import restrictions, responsible sourcing laws, and sanctions programs, we could be subject to legal and reputational risks, including government enforcement actions and private litigation, which could adversely affect our results of operations and financial condition.

Litigation and other legal proceedings may adversely affect our reputation, results of operations, and financial condition.

We are regularly involved in a variety of legal proceedings, including litigation, arbitration, claims, investigations, and inquiries. The frequency of any such proceedings could increase in the future. These proceedings relate to a wide range of matters, including commercial disputes, employment, environmental, social, and governance matters, intellectual property rights, personal injury, shareholder actions, securities claims, and matters relating to our compliance with applicable laws and regulations. These matters are inherently uncertain, and we may not be successful in defending ourselves. Determining applicable reserves and possible losses related to such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. In addition, our assessment of the materiality and likely outcome of these matters may not be consistent with the ultimate outcome of such matters. Responding to these matters has required, and may in the future require, us to devote significant resources and incur significant expenses, even for those that are non-meritorious, which could adversely affect our results of operations and financial condition. Any of these proceedings could also generate negative publicity that adversely affects our reputation.

TARGET CORPORATION	2024 Form 10-K	17

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

Financial Risks

Increases in our effective income tax rate could adversely affect our results of operations.

Several factors influence our effective income tax rate, including domestic and international tax laws and regulations, the related interpretations, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings. In addition, changes in our operations both in and outside of the U.S. may cause greater volatility in our effective tax rate. Furthermore, we are subject to regular reviews and ongoing audits by both domestic and international tax authorities. Although we believe our tax positions and estimates are reasonable, the ultimate tax outcome could differ significantly from our recorded tax amounts and could adversely affect our results of operations and financial condition.

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

If we fail to achieve our projected results or otherwise fail to meet market expectations regarding our financial performance, the price and volatility of our stock could be adversely affected.

Our results of operations have previously fluctuated from quarter to quarter, sometimes significantly, and may do so again in the future. If we fail to achieve our projected results, if our guidance is not aligned with market expectations, if we modify our guidance, if we modify our share repurchase program or our approach to dividend distributions, or if we fail to meet the expectations of investors or securities analysts, our stock price may decline (as it has at times in recent years), and the decrease in the stock price may be disproportionate to any shortfall in our financial performance. Additionally, factors such as performance results for our competitors and news or announcements by us, our competitors, and other third parties (including governmental entities and officials and non-governmental organizations) may result in a decline and volatility in our stock price.

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2024 Form 10-K	18

CYBERSECURITY	Table of Contents

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
Management
Our Chief Information and Product Officer, Chief Information Security Officer, Chief Legal & Compliance Officer, Chief Corporate Affairs Officer, and other senior members of our cybersecurity, risk, and compliance and ethics teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit & Risk Committee and/or the full Board of Directors

Our program and practices regarding information security, cybersecurity, and data privacy include the following:

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

•Management expertise. Our Chief Information and Product Officer leads the strategic direction and management of Target’s product and engineering teams. He is responsible for Target’s enterprise technology systems and oversees Target’s cybersecurity, data platforms, data science, infrastructure, product engineering, and enterprise product teams. He previously served as Target's Chief Digital and Product Officer and held a variety of leadership roles in enterprise technology and product management prior to joining Target. He has developed significant knowledge and skills regarding enterprise technology systems, including cybersecurity. Our Chief Information Security Officer has a strong background in technology, information security, cybersecurity, risk management, audit, and compliance and held executive roles in information security prior to joining Target. He contributes to the broader cybersecurity community by serving in several board and advisory roles and promoting collaboration, best practice sharing, and talent development. Our Chief Legal & Compliance Officer and Chief Corporate Affairs Officer have extensive experience, and have developed critical knowledge and skills, in the areas of risk oversight and compliance, including as such areas relate to cybersecurity.

TARGET CORPORATION	2024 Form 10-K	19

CYBERSECURITY	Table of Contents

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

TARGET CORPORATION	2024 Form 10-K	20

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of February 1, 2025	Stores	Retail Square Feet (in thousands)	Stores as of February 1, 2025	Stores	Retail Square Feet (in thousands)
Alabama	23	3,153	Montana	7	777
Alaska	3	504	Nebraska	14	2,015
Arizona	46	6,080	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	10	1,236
California	318	37,707	New Jersey	52	6,467
Colorado	45	6,361	New Mexico	10	1,185
Connecticut	22	2,872	New York	107	11,244
Delaware	5	699	North Carolina	54	6,945
District of Columbia	5	342	North Dakota	4	594
Florida	132	17,694	Ohio	65	7,865
Georgia	51	6,827	Oklahoma	15	2,167
Hawaii	10	1,446	Oregon	19	2,240
Idaho	7	725	Pennsylvania	78	9,317
Illinois	102	12,328	Rhode Island	4	517
Indiana	32	4,186	South Carolina	21	2,537
Iowa	22	3,008	South Dakota	5	580
Kansas	17	2,385	Tennessee	31	3,963
Kentucky	14	1,575	Texas	157	21,580
Louisiana	16	2,195	Utah	17	2,216
Maine	6	741	Vermont	1	60
Maryland	40	5,055	Virginia	60	7,763
Massachusetts	50	5,559	Washington	38	4,376
Michigan	54	6,300	West Virginia	7	851
Minnesota	72	10,310	Wisconsin	38	4,614
Mississippi	6	743	Wyoming	3	257
Missouri	36	4,690
			Total	1,978	248,278

Stores and Supply Chain Facilities as of February 1, 2025	Stores	Supply Chain Facilities (a)
Owned	1,538	39
Leased	280	25
Owned buildings on leased land	160	2
Total	1,978	66
(a)Supply Chain Facilities includes distribution centers, sortation centers, and other facilities with a total of 68.5 million square feet.

We own and lease our corporate headquarters buildings and other office spaces in the Minneapolis, Minnesota, area and elsewhere in the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 10 and 17 to the Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	21

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

As previously disclosed in Target's Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, on November 15, 2024, the United States District Court for the District of Minnesota dismissed the purported federal securities law class action against Target Corporation and certain of its officers relating to certain prior disclosures of Target about its business model, strategy, and inventory. This proceeding was previously described in Target's Annual Report on Form 10-K for the year ended February 3, 2024, and Target's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023.

On January 31, 2025, and February 20, 2025, Target Corporation and members of its Board of Directors were named as defendants in two purported federal securities law class actions filed in the United States District Court for the Middle District of Florida. The complaints allege violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 relating to certain prior disclosures of Target about risks related to its environmental, social, and governance initiatives (including with respect to diversity, equity, and inclusion) and oversight of those risks. One plaintiff is seeking to represent a class of shareholders who purchased or otherwise acquired Target common stock between August 26, 2022, and November 19, 2024, and the other plaintiff is seeking to represent a class of shareholders who purchased or otherwise acquired Target common stock between March 9, 2022, and August 16, 2023. Both plaintiffs have marked the class actions as related to a previously filed individual federal securities action in which the court denied a motion to dismiss. The plaintiffs seek damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors, including about the risks associated with Target’s environmental, social, and governance initiatives (including with respect to diversity, equity, and inclusion) and its 2023 Pride Month merchandise collection, and oversight of those risks. The plaintiffs allege that such conduct affected the value of Target common stock. Target intends to vigorously defend these lawsuits.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2024 Form 10-K	22

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 5, 2025, there were 12,240 shareholders of record. Dividends declared per share for 2024, 2023, and 2022, are disclosed in our Consolidated Statements of Shareholders' Investment.

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 31.0 million shares of common stock for a total investment of $6.3 billion. The table below presents information with respect to Target common stock purchases made during the three months ended February 1, 2025 by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
November 3, 2024 through November 30, 2024
Open market and privately negotiated purchases	2,080,275	$138.79	2,080,275	$8,882,754,044
December 1, 2024 through January 4, 2025
Open market and privately negotiated purchases	1,617,209	134.24	1,617,209	8,665,663,899
January 5, 2025 through February 1, 2025
Open market and privately negotiated purchases	—	—	—	8,665,663,899
Total	3,697,484	$136.80	3,697,484	$8,665,663,899

TARGET CORPORATION	2024 Form 10-K	23

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
Target	$100.00	$166.91	$203.29	$160.71	$143.24	$139.81
S&P 500 Index	100.00	117.25	141.87	132.47	164.06	202.59
Current Peer Group	100.00	138.80	145.52	123.79	168.93	229.60
Previous Peer Group	100.00	138.82	145.50	123.76	168.88	229.53

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index and (ii) the peer group consisting of 20 online, general merchandise, department stores, food, and specialty retailers (Albertsons Companies, Inc., Amazon.com, Inc., Best Buy Co., Inc., BJ's Wholesale Club Holdings, Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Rite Aid Corporation, Ross Stores, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group, but excluding Rite Aid Corporation, which filed for bankruptcy protection and is no longer publicly traded (Current Peer Group). The Current Peer Group is consistent with the retail peer group described in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2025, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and each Peer Group on February 1, 2020, and reinvestment of all dividends.

Item 6.    [Reserved]

TARGET CORPORATION	2024 Form 10-K	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In 2024, we drove our strategy (as described on page 2) by investing in core strengths that deepened connection with existing guests, while introducing innovations that further differentiated Target, unlocked new channels of growth, and gave consumers more reasons to become loyal Target guests. During 2024, we

•Continued to emphasize newness and differentiation across our assortment, including a steady flow of exclusive products and designer collaborations, such as:
◦2,000 new wellness products introduced in January of 2025—600 of which were exclusive to Target;
◦our exclusive official "Taylor Swift | The Eras Tour Book";
◦our large assortment of exclusive Wicked products including Wicked Quenchers from Stanley;
◦partnerships with celebrities such as Dwayne “The Rock” Johnson, Tom Holland, Jennifer Aniston, Ashley Tisdale and more;
◦the Diane von Furstenberg for Target collection;
◦The Cuddle Collab limited-edition collection for pets and pet lovers; and
◦a limited-time pickleball collection with tennis and lifestyle brand Prince;
•Launched or expanded several owned brands, including dealworthyTM — our new low-price line of essentials — and AudenTM, Cat & JackTM, GigglescapeTM, and up&upTM, with 11 of our owned brands exceeding $1 billion in annual sales;
•Expanded the selection of products available on our Target Plus digital marketplace;
•Launched our reimagined Target Circle loyalty program to deliver an easier and more personalized shopping and saving experience, including a free-to-join option and a paid membership for same-day delivery, as well as the integration of Target Circle Card (formerly RedCard);
•Continued to enhance our Roundel digital media products and services, including through a new self-service buying tool, Roundel Media Studio, and experiential events integrated with marketing activities;
•Invested in new artificial intelligence (AI) technology, including modernized AI-powered inventory management systems and Store Companion, an AI-powered chatbot designed to make team members' jobs easier and enhance the shopping experience;
•Opened 23 new stores, many of which are full-size stores, reflecting our large-format focus and stores as hubs strategy; and
•Fulfilled over 65 percent of our digital sales through our same-day fulfillment options (Order Pickup, Drive Up, and Same Day Delivery), which grew 7.7 percent compared to 2023, including double-digit percentage growth in both Same Day Delivery and Drive Up.

Financial Summary

Fiscal 2024 included the following notable items:

•GAAP and Adjusted diluted earnings per share were $8.86.
•Net Sales were $106.6 billion, a decrease of $0.8 billion, or 0.8 percent, from the prior year, driven by one less week in the current year.
•Comparable sales increased 0.1 percent, driven by a 1.4 percent increase in traffic and partially offset by a 1.3 percent decrease in average transaction amount.
•Operating income of $5.6 billion was 2.5 percent lower than the 53-week prior-year period.

TARGET CORPORATION	2024 Form 10-K	25

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Financial Statements

Earnings Per Share				Percent Change
	2024	2023 (a)	2022	2024/2023	2023/2022
GAAP diluted earnings per share	$8.86	$8.94	$5.98	(0.9)%	49.4%
Adjustments	—	—	0.03
Adjusted diluted earnings per share	$8.86	$8.94	$6.02	(0.9)%	48.6%
Note: Amounts may not foot due to rounding. Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 30.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital-allocation effectiveness over time. For the trailing twelve months ended February 1, 2025, after-tax ROIC was 15.4 percent, compared to 16.1 percent for the trailing twelve months ended February 3, 2024. The calculation of ROIC is provided on page 31.

Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2024	2023 (c)	2022	2024/2023	2023/2022
Net sales (a)	$106,566	$107,412	$109,120	(0.8)%	(1.6)%
Cost of sales (b)	76,502	77,828	82,306	(1.7)	(5.4)
SG&A expenses (b)	21,969	21,462	20,581	2.4	4.3
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,529	2,415	2,385	4.7	1.3
Operating income	$5,566	$5,707	$3,848	(2.5)%	48.3%
(a)In 2024, we changed the presentation of revenue in our Consolidated Statements of Operations, consolidating the previous three-line format (Sales, Other Revenue, and Total Revenue) to a single line labeled "Net Sales", which reflects all revenues (formerly Total Revenue). Note 2 to the Financial Statements provides additional information. We believe this presentation better reflects our strategy, which includes growing capabilities and business offerings that leverage Target's assets and competitive strengths.
(b)Refer to Note 3 to the Financial Statements for additional information about a reclassification of prior year amounts to conform with current year presentation.
(c)2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.

Rate Analysis	2024	2023	2022
Gross margin rate (a)	28.2%	27.5%	24.6%
SG&A expense rate (a)	20.6	20.0	18.9
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.4	2.2	2.2
Operating income margin rate	5.2	5.3	3.5
(a)Reflects the impact of a reclassification of prior year amounts to conform with current year presentation. Refer to Note 3 to the Financial Statements for additional information.
Note: Gross margin is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales. Previously our gross margin rate was calculated based only on Merchandise Sales. The calculation change aligns with our 2024 transition to a single-line revenue presentation on our Consolidated Statements of Operations, with prior period amounts updated to conform to the current year presentation. We also updated prior period gross margin rates to conform to the current year calculations, which resulted in an approximate 1 percentage point increase in our gross margin rate for both 2023 and 2022.

TARGET CORPORATION	2024 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
A discussion regarding Analysis of Results of Operations and Analysis of Financial Condition for 2023, as compared to 2022, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the year ended February 3, 2024.

Net Sales

Net Sales includes Merchandise Sales and revenues from other sources, most notably advertising revenue and credit card profit-sharing income. Note 2 to the Financial Statements provides more information.

Merchandise Sales are net of expected returns, and our estimate of gift card breakage. Note 2 to the Financial Statements defines gift card "breakage." We use comparable sales to evaluate the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all Merchandise Sales, except sales from stores open less than 13 months or that have been closed. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all Merchandise Sales initiated through mobile applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and Same Day Delivery. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

Merchandise Sales growth – from both comparable sales and new stores – represents an important driver of our long-term profitability. We expect that comparable sales growth will drive a significant portion of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will over the long-term drive both increasing shopping frequency (number of transactions, or "traffic") and the amount spent each visit (average transaction amount).

The extra week in 2023 contributed $1.7 billion to Net Sales.

Comparable Sales	2024	2023	2022
Comparable sales change	0.1%	(3.7)%	2.2%
Drivers of change in comparable sales
Number of transactions (traffic)	1.4	(2.4)	2.1
Average transaction amount	(1.3)	(1.4)	0.1

Comparable Sales by Channel	2024	2023	2022
Stores originated comparable sales change	(1.6)%	(3.5)%	2.4%
Digitally originated comparable sales change	7.5	(4.8)	1.5

Merchandise Sales by Channel	2024	2023	2022
Stores originated	80.4%	81.7%	81.4%
Digitally originated	19.6	18.3	18.6
Total	100%	100%	100%

Merchandise Sales by Fulfillment Channel	2024	2023	2022
Stores	97.6%	97.4%	96.7%
Other	2.4	2.6	3.3
Total	100%	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

TARGET CORPORATION	2024 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Part I, Item 1, Business of this Form 10-K and Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales to new stores makes further analysis of sales metrics infeasible.

TD Bank Group offers credit to qualified guests through Target-branded credit cards: the Target Credit Card and the Target MasterCard Credit Card (Target Credit Cards). Additionally, we offer a branded proprietary Target Debit Card and Target Circle Card Reloadable Account. Collectively, we refer to these products as Target Circle Cards. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. We monitor the percentage of purchases that are paid for using Target Circle Cards (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of incremental purchases on our Target Circle Cards are also incremental sales for Target. For the years ended February 1, 2025, February 3, 2024, and January 28, 2023, total Target Circle Card Penetration was 17.8 percent, 18.6 percent, and 19.8 percent, respectively. See the Customer Loyalty Programs section within Item 1. Business on page 5 for information about the rebranding of RedCards.

Gross Margin (GM) Rate

Our gross margin rate was 28.2 percent in 2024 and 27.5 percent in 2023. The increase reflected the net impact of

•merchandising activities, including cost improvements which more than offset higher promotional and clearance markdown rates, as well as growth in advertising and marketplace revenues;
•lower book to physical inventory adjustments in 2024; and
•higher supply chain & digital fulfillment costs due to new supply chain facilities coming online and an increase in digital volume.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 20.6 percent in 2024, compared with 20.0 percent in 2023, reflecting the net impact of cost increases across our business, including higher team member pay and benefits and higher general liability expenses, partially offset by the benefit of lower store remodel-related expenses.

TARGET CORPORATION	2024 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS & OTHER PERFORMANCE FACTORS	Index to Financial Statements
Store Data

Change in Number of Stores	2024	2023
Beginning store count	1,956	1,948
Opened	23	21
Closed	(1)	(13)
Ending store count	1,978	1,956

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024
170,000 or more sq. ft.	273	273	48,824	48,824
50,000 to 169,999 sq. ft.	1,559	1,542	195,050	192,908
49,999 or less sq. ft.	146	141	4,404	4,207
Total	1,978	1,956	248,278	245,939
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Other Performance Factors

Net Interest Expense

Net interest expense was $411 million for 2024, compared with $502 million for 2023. The decrease in net interest expense was primarily due to an increase in interest income.

Provision for Income Taxes

Our 2024 effective income tax rate was 22.2 percent compared with 21.9 percent in 2023. The increase primarily reflects lower discrete tax benefits compared to the prior year.

Numerous countries, including certain jurisdictions in which we operate, have enacted legislation to implement the model rules of the Organization for Economic Cooperation and Development Pillar Two framework (Pillar Two), which is designed to ensure large multinational enterprises are subject to a 15 percent global minimum tax on income earned in each jurisdiction in which they operate. We do not expect the enacted rules, which will be applicable to us in 2025, to materially impact our 2025 financial results.

Under the Pillar Two framework, any existing deferred tax assets not disclosed in our financial statements will not be available for future use. Accordingly, we are disclosing the existence of gross tax loss carryforwards of $1.1 billion in Canada and $0.2 billion in Luxembourg. The losses are deemed to have a remote possibility of realization; therefore, a deferred tax asset and valuation allowance are not established.

TARGET CORPORATION	2024 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
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

Reconciliation of Non-GAAP Adjusted EPS	2024			2023 (a)			2022
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$8.86			$8.94			$5.98
Adjustments
Other (b)	—	—	—	—	—	—	$20	$15	0.03
Adjusted diluted earnings per share			$8.86			$8.94			$6.02
Note: Amounts may not foot due to rounding.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.
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

EBIT and EBITDA				Percent Change
(dollars in millions)	2024	2023 (a)	2022	2024/2023	2023/2022
Net earnings	$4,091	$4,138	$2,780	(1.1)%	48.8%
+ Provision for income taxes	1,170	1,159	638	0.9	81.7
+ Net interest expense	411	502	478	(18.1)	5.0
EBIT	$5,672	$5,799	$3,896	(2.2)%	48.8%
+ Total depreciation and amortization (b)	2,981	2,801	2,700	6.4	3.8
EBITDA	$8,653	$8,600	$6,596	0.6%	30.4%
(a)2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.
(b)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	2024 Form 10-K	30

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	February 1, 2025	February 3, 2024 (a)
Operating income	$5,566	$5,707
+ Net other income	106	92
EBIT	5,672	5,799
+ Operating lease interest (b)	159	120
- Income taxes (c)	1,297	1,295
Net operating profit after taxes	$4,534	$4,624

Denominator	February 1, 2025	February 3, 2024	January 28, 2023
Current portion of long-term debt and other borrowings	$1,636	$1,116	$130
+ Noncurrent portion of long-term debt	14,304	14,922	16,009
+ Shareholders' investment	14,666	13,432	11,232
+ Operating lease liabilities (d)	3,935	3,608	2,934
- Cash and cash equivalents	4,762	3,805	2,229
Invested capital	$29,779	$29,273	$28,076
Average invested capital (e)	$29,526	$28,674

After-tax return on invested capital	15.4%	16.1%
(a)Consisted of 53 weeks.
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
(c)Calculated using the effective tax rates, which were 22.2 percent and 21.9 percent for the trailing twelve months ended February 1, 2025, and February 3, 2024, respectively. Includes tax effect of $1.3 billion related to EBIT for each of the trailing twelve month periods ended February 1, 2025, and February 3, 2024, and $35 million and $26 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.

TARGET CORPORATION	2024 Form 10-K	31

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Our year-end cash and cash equivalents balance increased to $4.8 billion from $3.8 billion in 2023. Our cash and cash equivalents balance includes short-term investments of $3.9 billion and $2.9 billion as of February 1, 2025, and February 3, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $7.4 billion in 2024 compared with $8.6 billion in 2023. The operating cash flow decrease is primarily due to higher income tax payments and the combined impact of inventory and accounts payable activity.

Inventory

Year-end inventory was $12.7 billion in 2024, compared with $11.9 billion in 2023. The increase in inventory levels reflects
•earlier inventory receipts compared to the prior year, including to support merchandising strategies; and
•inventory investments in select merchandise categories to support sales growth and an improved in-stock position.

TARGET CORPORATION	2024 Form 10-K	32

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Note: Amounts may not foot due to rounding.

Capital expenditures in 2024 reflect investments in our strategic initiatives, including investments in both stores and in our supply chain, enhancing our capabilities and guest experience across stores and digital channels. The decrease in capital expenditures in 2024 compared with 2023 primarily reflects a slowdown in store remodel activities.

We expect capital expenditures in 2025 of approximately $4 billion to $5 billion, with the majority focused on store assets, including both new stores and remodels, as well as continued investment in supply chain and technology projects. We expect to open about 20 new stores during 2025 and to resume a faster pace of remodel activities compared with 2024.

Dividends

We paid dividends totaling $2.0 billion ($4.44 per share) in 2024 and $2.0 billion ($4.36 per share) in 2023, a per share increase of 1.8 percent. We declared dividends totaling $2.1 billion ($4.46 per share) in 2024 and $2.1 billion ($4.38 per share) in 2023, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchases

During 2024, we deployed $1.0 billion to repurchase shares. We did not repurchase any shares during 2023. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 20 to the Financial Statements for more information.

TARGET CORPORATION	2024 Form 10-K	33

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of February 1, 2025, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2024, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2025 and terminated our prior 364-day credit facility. This credit facility and our $3.0 billion unsecured revolving credit facility that will expire in October 2028 provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility at any time during 2024 or 2023. We did not have any balances outstanding under our commercial paper program as of February 1, 2025 or February 3, 2024.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of February 1, 2025, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

TARGET CORPORATION	2024 Form 10-K	34

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses and is adjusted to reflect results of actual physical inventory counts. We generally perform counts at each location annually, with counts taking place throughout the year. A 10 percent increase or decrease in our 2024 year-end inventory shrink reserve would impact our cost of sales by approximately $150 million. Historically, our actual physical inventory count results have shown our estimates to be reasonably accurate. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $12.7 billion and $11.9 billion as of February 1, 2025, and February 3, 2024, respectively, and is further described in Note 8 to the Financial Statements.

Vendor income:    We receive various forms of consideration from our vendors (vendor income), principally earned as a result of volume rebates, promotions, advertising allowances, and markdown allowances. Vendor income is recorded as a reduction of cost of sales except in arrangements where the payment is a reimbursement of specific, incremental, and identifiable costs and recorded as an offset to those costs. Vendor income earned can vary based on a number of factors, including purchase volumes, sales volumes, and our pricing and promotion strategies.

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $543 million and $513 million as of February 1, 2025, and February 3, 2024, respectively. Vendor income is described further in Note 4 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group are less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $68 million, $102 million, and $66 million in 2024, 2023, and 2022, respectively, which are described further in Note 10 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $772 million and $650 million as of February 1, 2025, and February 3, 2024, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 10 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $77 million in 2024. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

TARGET CORPORATION	2024 Form 10-K	35

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Gross uncertain tax positions, including interest and penalties, were $454 million and $366 million as of February 1, 2025, and February 3, 2024, respectively. Although we believe our tax positions are reasonable, the resolution of these matters could be materially different from our assumptions, which would affect our consolidated results of operations and/or operating cash flows. Income taxes are described further in Note 18 to the Financial Statements.

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

Our 2024 expected long-term rate of return on plan assets of 7.00 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $40 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $33 million.

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

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2024 Form 10-K	36

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS & QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of February 1, 2025, our exposure to market risk was primarily from interest rate changes on our debt obligations and short-term investments. Our interest rate exposure is primarily due to differences between our floating rate debt obligations, including fixed rate debt hedged using floating rate interest rate swaps, compared to our floating rate short-term investments. As of February 1, 2025, our floating rate short-term investments exceeded our floating rate debt obligations by approximately $1.7 billion. Based on our financial position as of February 1, 2025, the annualized effect of a 1 percentage point increase in floating interest rates on our floating rate short-term investments, net of our floating rate debt obligations, would increase our earnings before income taxes by $17 million. In general, we expect our floating rate debt obligations to be in line with our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. See further description of our debt and derivative instruments in Notes 15 and 16 to the Financial Statements.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of February 1, 2025, the annualized effect of a 1 percentage point increase/(decrease) in interest rates would increase/(decrease) earnings before income taxes by $17 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $33 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. As of February 1, 2025, we had hedged 70 percent of the interest rate exposure of our plan liabilities.

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

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2024 Form 10-K	37

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2024 Form 10-K	38

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Brian C. Cornell	/s/ Jim Lee
Brian C. Cornell Chair of the Board and Chief Executive Officer March 12, 2025	Jim Lee Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Target Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2025 expressed an unqualified opinion thereon.
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

TARGET CORPORATION	2024 Form 10-K	39

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Vendor Income Receivable
Description of the Matter
At February 1, 2025, the Corporation’s vendor income receivable totaled $543 million. As discussed in Note 4 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

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
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Corporation’s vendor income receivable process, including controls over the inputs described above.

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

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 12, 2025

TARGET CORPORATION	2024 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2025, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of February 1, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Brian C. Cornell	/s/ Jim Lee
Brian C. Cornell Chair of the Board and Chief Executive Officer March 12, 2025	Jim Lee Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Target Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 12, 2025

TARGET CORPORATION	2024 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2024	2023	2022
Net sales	$106,566	$107,412	$109,120
Cost of sales	76,502	77,828	82,306
Selling, general, and administrative expenses	21,969	21,462	20,581
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,529	2,415	2,385
Operating income	5,566	5,707	3,848
Net interest expense	411	502	478
Net other income	(106)	(92)	(48)
Earnings before income taxes	5,261	5,297	3,418
Provision for income taxes	1,170	1,159	638
Net earnings	$4,091	$4,138	$2,780
Basic earnings per share	$8.89	$8.96	$6.02
Diluted earnings per share	$8.86	$8.94	$5.98
Weighted average common shares outstanding
Basic	460.4	461.5	462.1
Diluted	461.8	462.8	464.7
Antidilutive shares	0.5	2.1	1.1
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2024	2023	2022
Net earnings	$4,091	$4,138	$2,780
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	22	(23)	(113)
Currency translation adjustment and cash flow hedges	(20)	(18)	247
Other comprehensive income / (loss)	2	(41)	134
Comprehensive income	$4,093	$4,097	$2,914
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	February 1, 2025	February 3, 2024
Assets
Cash and cash equivalents	$4,762	$3,805
Inventory	12,740	11,886
Other current assets	1,952	1,807
Total current assets	19,454	17,498
Property and equipment
Land	6,735	6,547
Buildings and improvements	38,752	37,066
Fixtures and equipment	8,917	8,765
Computer hardware and software	3,710	3,428
Construction-in-progress	1,185	1,703
Accumulated depreciation	(26,277)	(24,413)
Property and equipment, net	33,022	33,096
Operating lease assets	3,763	3,362
Other noncurrent assets	1,530	1,400
Total assets	$57,769	$55,356
Liabilities and shareholders' investment
Accounts payable	$13,053	$12,098
Accrued and other current liabilities	6,110	6,090
Current portion of long-term debt and other borrowings	1,636	1,116
Total current liabilities	20,799	19,304
Long-term debt and other borrowings	14,304	14,922
Noncurrent operating lease liabilities	3,582	3,279
Deferred income taxes	2,303	2,480
Other noncurrent liabilities	2,115	1,939
Total noncurrent liabilities	22,304	22,620
Shareholders' investment
Common stock	38	38
Additional paid-in capital	6,996	6,761
Retained earnings	8,090	7,093
Accumulated other comprehensive loss	(458)	(460)
Total shareholders' investment	14,666	13,432
Total liabilities and shareholders' investment	$57,769	$55,356
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 455,566,995 shares issued and outstanding as of February 1, 2025; 461,675,441 shares issued and outstanding as of February 3, 2024.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2024	2023	2022
Operating activities
Net earnings	$4,091	$4,138	$2,780
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	2,981	2,801	2,700
Share-based compensation expense	304	251	220
Deferred income taxes	(180)	298	582
Noncash losses / (gains) and other, net	26	94	172
Changes in operating accounts:
Inventory	(854)	1,613	403
Other assets	(308)	(85)	22
Accounts payable	1,008	(1,216)	(2,237)
Accrued and other liabilities	299	727	(624)
Cash provided by operating activities	7,367	8,621	4,018
Investing activities
Expenditures for property and equipment	(2,891)	(4,806)	(5,528)
Proceeds from disposal of property and equipment	3	24	8
Other investments	28	22	16
Cash required for investing activities	(2,860)	(4,760)	(5,504)
Financing activities
Additions to long-term debt	741	—	2,625
Reductions of long-term debt	(1,139)	(147)	(163)
Dividends paid	(2,046)	(2,011)	(1,836)
Repurchase of stock	(1,007)	—	(2,646)
Shares withheld for taxes on share-based compensation	(99)	(127)	(180)
Stock option exercises	—	—	4
Cash required for financing activities	(3,550)	(2,285)	(2,196)
Net increase / (decrease) in cash and cash equivalents	957	1,576	(3,682)
Cash and cash equivalents at beginning of period	3,805	2,229	5,911
Cash and cash equivalents at end of period	$4,762	$3,805	$2,229
Supplemental information
Interest paid, net of capitalized interest	$615	$605	$449
Income taxes paid	1,055	374	213
Leased assets obtained in exchange for new finance lease liabilities	319	104	224
Leased assets obtained in exchange for new operating lease liabilities	758	1,027	329
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2024 and 2022.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
January 29, 2022	471.3	$39	$6,421	$6,920	$(553)	$12,827
Net earnings	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	134	134
Dividends declared	—	—	—	(1,931)	—	(1,931)
Repurchase of stock	(12.5)	(1)	119	(2,764)	—	(2,646)
Share-based compensation	1.5	—	68	—	—	68
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	4,138	—	4,138
Other comprehensive loss	—	—	—	—	(41)	(41)
Dividends declared	—	—	—	(2,050)	—	(2,050)
Share-based compensation	1.4	—	153	—	—	153
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	4,091	—	4,091
Other comprehensive income	—	—	—	—	2	2
Dividends declared	—	—	—	(2,080)	—	(2,080)
Repurchase of stock	(7.2)	(1)	—	(1,014)	—	(1,015)
Share-based compensation	1.1	1	235	—	—	236
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
We declared $4.46, $4.38, and $4.14 dividends per share for the twelve months ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Consolidation - The consolidated financial statements include the balances of Target Corporation and its subsidiaries after elimination of intercompany balances and transactions. All subsidiaries are wholly owned.

Use of estimates - The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ significantly from those estimates.

Fiscal year - Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2024 ended February 1, 2025, and consisted of 52 weeks. Fiscal 2023 ended February 3, 2024, and consisted of 53 weeks. Fiscal 2022 ended January 28, 2023, and consisted of 52 weeks. Fiscal 2025 will end January 31, 2026, and will consist of 52 weeks.

Accounting policies - Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

TARGET CORPORATION	2024 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales (millions)	2024	2023	2022
Apparel and accessories (a)	$16,505	$16,485	$17,646
Beauty (b)	13,173	12,538	11,092
Food and beverage (c)	23,828	23,899	22,918
Hardlines (d)	15,784	16,162	17,739
Home furnishings and décor (e)	16,699	17,760	19,463
Household essentials (f)	18,614	18,746	18,483
Other merchandise sales	217	213	247
Merchandise sales	104,820	105,803	107,588
Advertising revenue	649	522	404
Credit card profit sharing	576	667	734
Other	521	420	394
Net sales	$106,566	$107,412	$109,120
(a)Includes apparel for women, men, young adults, kids, toddlers, and babies, as well as jewelry, accessories, and shoes.
(b)Includes skin and bath care, cosmetics, hair care, oral care, deodorant, and shaving products.
(c)Includes dry and perishable grocery, including snacks, candy, beverages, deli, bakery, meat, produce, and food service (primarily Starbucks) in our stores.
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Merchandise sales do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brand merchandise within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of February 1, 2025, and February 3, 2024, the liability for estimated returns was $172 million and $170 million, respectively.

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

TARGET CORPORATION	2024 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	February 3, 2024	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	February 1, 2025
Gift card liability (a)	$1,162	$878	$(831)	$1,209
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Guests receive a 5 percent discount on nearly all purchases and receive free shipping at Target.com when they use their Target Debit Card, Target Credit Card, Target MasterCard or Target Circle Card Reloadable Account (collectively, Target Circle Cards).

Target Circle program members earn Target Circle Rewards on various transactions. As of February 1, 2025, and February 3, 2024, deferred revenue of $19 million and $117 million, respectively, related to our Target Circle program was included in Accrued and Other Current Liabilities.

Advertising revenue – Primarily represents revenue related to advertising services provided via our Roundel digital advertising business offering. Roundel services are classified as either Net Sales or as a reduction of Cost of Sales or Selling, General, and Administrative (SG&A) Expenses, depending on the nature of the advertising arrangement. Notes 3 and 5 provide additional information about items included in Cost of Sales and SG&A Expenses.

Credit card profit sharing – We receive payments under a credit card program agreement with TD Bank Group (TD). Under the agreement, we receive a percentage of the profits generated by the Target Circle credit card receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Circle credit card receivables, controls risk management policies, and oversees regulatory compliance.

Other – Includes commissions earned on third-party sales through our Target Plus third-party digital marketplace, Shipt membership and service revenues, rental income, Target Circle 360 membership revenue, and other miscellaneous revenues.

3. Cost of Sales and Selling, General, and Administrative Expenses

The following table illustrates the primary items classified in each major expense category:

Cost of Sales	Selling, General, and Administrative Expenses
Merchandising cost of sales, including
•   Merchandise costs
•   Payment term cash discounts
•   Import costs
•   Freight expenses associated with moving
    merchandise from our vendors to and between our
    distribution centers and our retail stores
•   Vendor income that is not reimbursement of
    specific, incremental, and identifiable costs
•   Markdowns
•   Inventory shrink

Supply chain and digital fulfillment costs, including
•   Compensation and benefits costs associated with
    operating our supply chain facilities
•   Outbound shipping expenses associated with sales to
    our guests
•   Compensation and benefit costs associated with
    shipment of merchandise from stores
•   Depreciation associated with supply chain facilities

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
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2024 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
In 2024, we reclassified certain expenses related to our advertising and third-party digital marketplace business offerings to conform to the current year presentation. The reclassifications increased Cost of Sales by $92 million and $77 million for 2023 and 2022, respectively, with equal and offsetting decreases to SG&A Expenses. These reclassifications had no impact on Net Sales, Operating Income, Net Earnings, or Earnings Per Share.

4. Consideration Received from Vendors

We receive consideration for a variety of vendor-sponsored programs—such as volume rebates, promotions, certain advertising activities, markdown allowances, and for our compliance programs—referred to as "vendor income." Additionally, under our compliance programs, vendors are charged for merchandise shipments that do not meet our requirements (violations), such as late or incomplete shipments. Vendor income is recorded as a reduction of Cost of Sales except in arrangements where the payment is a reimbursement of specific, incremental, and identifiable costs and recorded as an offset to those costs within SG&A Expenses.

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Note 9 provides additional information.

5. Advertising Costs

Advertising costs consist primarily of digital advertisements and media broadcast. Digital advertising costs are generally expensed as incurred when the consumer engages with the advertisement through clicks or views, while media broadcast costs are generally expensed at first showing or distribution of the advertisement. Advertising costs, net of vendor reimbursements, are recorded in SG&A Expenses and were $1.5 billion in 2024, $1.4 billion in 2023, and $1.5 billion in 2022.

6. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Financial Instruments Measured on a Recurring Basis			Fair Value as of
(millions)	Classification	Measurement Level	February 1, 2025	February 3, 2024
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$3,893	$2,897
Prepaid forward contracts (b)	Other Current Assets	Level 1	23	25
Liabilities
Interest rate swaps (c)	Other Current Liabilities	Level 2	—	3
Interest rate swaps (c)	Other Noncurrent Liabilities	Level 2	125	123
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 16 for additional information on interest rate swaps.

TARGET CORPORATION	2024 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Significant Financial Instruments Not Measured at Fair Value (a)	As of February 1, 2025		As of February 3, 2024
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,904	$12,953	$14,151	$13,467
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

Cash and Cash Equivalents (millions)	February 1, 2025	February 3, 2024
Cash	$276	$288
Receivables from third-party financial institutions for credit and debit card transactions	593	620
Short-term investments	3,893	2,897
Cash and Cash Equivalents (a)	$4,762	$3,805
(a)We have access to these funds without any significant restrictions, taxes, or penalties.

As of February 1, 2025, and February 3, 2024, we included book overdrafts of $157 million and $173 million, respectively, in Accounts Payable and $8 million and $10 million, respectively, in Accrued and Other Current Liabilities.

8. Inventory

The vast majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Inventory cost includes the amount we pay to our suppliers to acquire inventory, freight costs incurred to deliver product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. Supply chain operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates, and internally measured retail price indices, and was $183 million and $153 million as of February 1, 2025, and February 3, 2024, respectively.

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

TARGET CORPORATION	2024 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
9. Other Current Assets

Other Current Assets (millions)	February 1, 2025	February 3, 2024
Accounts and other receivables	$998	$891
Vendor income receivable	543	513
Prepaid expenses	226	201
Other	185	202
Other Current Assets	$1,952	$1,807

10. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the remaining initial lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Total depreciation expense, including depreciation expense included in Cost of Sales, was $3.0 billion, $2.8 billion, and $2.7 billion for 2024, 2023, and 2022, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

We review long-lived assets for impairment when performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $68 million, $102 million, and $66 million during 2024, 2023, and 2022, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

11. Other Noncurrent Assets

Other Noncurrent Assets (millions)	February 1, 2025	February 3, 2024
Goodwill (a)	$631	$631
Company-owned life insurance investments, net of loans (b)	540	483
Pension asset	121	57
Other	238	229
Other Noncurrent Assets	$1,530	$1,400
(a)No impairments were recorded in 2024, 2023, or 2022 as a result of the annual goodwill impairment tests performed.
(b)Note 22 provides more information on company-owned life insurance investments.

TARGET CORPORATION	2024 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
12. Supplier Finance Programs

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

Our outstanding vendor obligations eligible for early payment, which are included within Accounts Payable on our Consolidated Statements of Financial Position, do not represent actual receivables sold by our vendors to the financial institutions, which have historically been lower.

Confirmed Obligations Outstanding (millions)	February 3, 2024	Invoices Confirmed During the Year	Confirmed Invoices Paid During the Year	February 1, 2025
Vendor obligations eligible for early payment	$3,398	$13,806	$(13,538)	$3,666

13. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	February 1, 2025	February 3, 2024
Wages and benefits	$1,597	$1,535
Gift card liability, net of estimated breakage	1,209	1,162
Real estate, sales, and other taxes payable	708	827
Dividends payable	510	508
Current portion of operating lease liabilities	353	329
Income tax payable	334	113
Workers' compensation and general liability (a)	211	192
Interest payable	126	122
Other	1,062	1,302
Accrued and Other Current Liabilities	$6,110	$6,090
(a)We retain a substantial portion of the risk related to general liability and workers' compensation claims. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value. Note 19 provides the noncurrent balance of these liabilities.

TARGET CORPORATION	2024 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $1.2 billion as of February 1, 2025. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services are rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $1.5 billion as of February 1, 2025. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1.5 billion as of February 1, 2025, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $509 million as of February 1, 2025.

TARGET CORPORATION	2024 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
15. Commercial Paper and Long-Term Debt

Debt Maturities
(dollars in millions)	Weighted-Average Interest Rate at February 1, 2025	February 1, 2025	February 3, 2024
Due 2024	—%	$—	$1,000
Due 2025-2029	2.7	4,671	4,666
Due 2030-2034	4.1	3,965	3,221
Due 2035-2039	6.8	938	937
Due 2040-2044	4.0	1,089	1,088
Due 2045-2049	3.8	1,120	1,119
Due 2050-2054	3.9	2,121	2,120
Total notes and debentures		13,904	14,151
Swap valuation adjustments		(125)	(126)
Finance lease liabilities		2,161	2,013
Less: Amounts due within one year		(1,636)	(1,116)
Long-term debt and other borrowings		$14,304	$14,922

Required Principal Payments (millions)	2025	2026	2027	2028	2029	Thereafter
Total required principal payments	$1,500	$2,000	$97	$81	$1,000	$9,324

In September 2024, we issued $750 million of unsecured debt with a fixed rate of 4.5 percent that matures in September 2034.

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the year ended February 1, 2025, or as of February 3, 2024. During the year ended February 3, 2024, the maximum amount outstanding was $90 million, and the average daily amount outstanding was $1 million, at a weighted average annual interest rate of 4.8 percent.

In October 2024, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2025 and terminated our prior 364-day facility. We also have a committed $3.0 billion unsecured revolving credit facility that will expire in October 2028. No balances were outstanding under our credit facilities at any time during 2024 or 2023.

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

Under our swap agreements, we pay a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) compounded over six months and receive a weighted average fixed rate of 2.8 percent. The agreements have a weighted average remaining maturity of 4.5 years. As of February 1, 2025, and February 3, 2024, interest rate swaps with notional amounts totaling $2.20 billion and $2.45 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2024 and 2023.

TARGET CORPORATION	2024 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Effect of Hedges on Debt (millions)	February 1, 2025	February 3, 2024
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,069	$2,316
Cumulative hedging adjustments, included in carrying amount	(125)	(126)

Effect of Hedges on Net Interest Expense (millions)	2024	2023	2022
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$1	$(52)	$(151)
Hedged debt	(1)	52	151
Gain on cash flow hedges recognized in Net Interest Expense	23	24	4
Total	$23	$24	$4

17. Leases

We lease certain retail stores, supply chain facilities, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and nonlease components for new and reassessed leases.

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

TARGET CORPORATION	2024 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Leases (millions)	Classification	February 1, 2025	February 3, 2024
Assets
Operating	Operating Lease Assets	$3,763	$3,362
Finance	Property and Equipment, Net (a)	1,557	1,470
Total leased assets		$5,320	$4,832
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$353	$329
Finance	Current Portion of Long-term Debt and Other Borrowings	136	119
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	3,582	3,279
Finance	Long-term Debt and Other Borrowings	2,025	1,894
Total lease liabilities		$6,096	$5,621
(a)Finance lease assets are recorded net of accumulated amortization of $857 million and $743 million as of February 1, 2025, and February 3, 2024, respectively.

Lease Cost (millions)	Classification	2024	2023	2022
Operating lease cost (a)	SG&A Expenses (b)	$641	$550	$467
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	146	136	133
Interest on lease liabilities	Net Interest Expense	77	71	68
Sublease income (c)	Net Sales	(15)	(20)	(19)
Net lease cost		$849	$737	$649
(a)2024, 2023, and 2022 include $132 million, $115 million, and $101 million, respectively, of short-term and variable lease costs.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $48 million in 2024, and $49 million for each of 2023 and 2022, which is also included in Net Sales.

TARGET CORPORATION	2024 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities	Operating	Finance
(millions)	Leases (a)	Leases (b)	Total
2025	$510	$205	$715
2026	507	203	710
2027	497	204	701
2028	469	206	675
2029	430	204	634
Thereafter	2,800	1,824	4,624
Total lease payments	$5,213	$2,846	$8,059
Less: Interest	1,278	685
Present value of lease liabilities	$3,935	$2,161
(a)Operating lease payments include $777 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $186 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $245 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $128 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	February 1, 2025	February 3, 2024
Weighted average remaining lease term (years)
Operating leases	11.8	12.0
Finance leases	13.9	14.6
Weighted average discount rate
Operating leases	4.51%	4.22%
Finance leases	3.88%	3.69%

Other Information (millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$490	$479	$364
Operating cash flows from finance leases	76	70	63
Financing cash flows from finance leases	139	147	100

TARGET CORPORATION	2024 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
18. Income Taxes

Earnings before income taxes were $5.3 billion, $5.3 billion, and $3.4 billion during 2024, 2023, and 2022, respectively, including $1.1 billion, $1.2 billion, and $1.3 billion earned by our foreign entities subject to tax outside of the U.S.

Tax Rate Reconciliation	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax benefit	3.7	3.8	3.0
International	(1.1)	(1.3)	(2.1)
Excess tax benefit related to share-based payments	(0.1)	(0.3)	(1.6)
Federal tax credits	(0.8)	(0.8)	(1.5)
Other	(0.5)	(0.5)	(0.1)
Effective tax rate	22.2%	21.9%	18.7%

Provision for Income Taxes (millions)	2024	2023	2022
Current:
Federal	$1,013	$556	$(84)
State	236	208	33
International	101	97	107
Total current	1,350	861	56
Deferred:
Federal	(184)	256	501
State	2	43	82
International	2	(1)	(1)
Total deferred	(180)	298	582
Total provision	$1,170	$1,159	$638

TARGET CORPORATION	2024 Form 10-K	59

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Net Deferred Tax Asset / (Liability) (millions)	February 1, 2025	February 3, 2024
Gross deferred tax assets:
Accrued and deferred compensation	$423	$392
Accruals and reserves not currently deductible	260	256
Self-insured benefits	207	180
Deferred occupancy income	109	118
Lease liabilities	1,600	1,468
Other	50	92
Total gross deferred tax assets	2,649	2,506
Gross deferred tax liabilities:
Property and equipment	(2,830)	(3,015)
Leased assets	(1,425)	(1,276)
Inventory	(484)	(500)
Other	(203)	(187)
Total gross deferred tax liabilities	(4,942)	(4,978)
Total net deferred tax liability (a)	$(2,293)	$(2,472)
(a)$10 million and $8 million of the balances as of February 1, 2025, and February 3, 2024, respectively, is included in Other Noncurrent Assets.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently auditing certain aspects of the U.S. federal income tax returns for years 2021 through 2023 and has completed exams for years 2020 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2019.

Reconciliation of Gross Unrecognized Tax Benefits (millions)	2024	2023	2022
Balance at beginning of period	$352	$233	$125
Additions based on tax positions related to the current year	118	128	115
Additions for tax positions of prior years	22	8	21
Reductions for tax positions of prior years	(36)	(13)	(23)
Settlements	(23)	(4)	(5)
Balance at end of period	$433	$352	$233

If we were to prevail on all unrecognized tax benefits recorded, the amount that would benefit the effective tax rate was $206 million, $161 million, and $107 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. In addition, the reversal of accrued interest and penalties would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During 2024, 2023, and 2022, we recorded an expense / (benefit) from accrued interest and penalties of $13 million, $6 million, and $(4) million, respectively. As of February 1, 2025, February 3, 2024, and January 28, 2023, total accrued interest and penalties were $21 million, $14 million, and $7 million, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

TARGET CORPORATION	2024 Form 10-K	60

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
19. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	February 1, 2025	February 3, 2024
Deferred compensation	$628	$576
Workers' compensation and general liability	561	458
Deferred occupancy income (a)	388	419
Income and other taxes payable	338	272
Pension benefits	31	33
Other	169	181
Other Noncurrent Liabilities	$2,115	$1,939
(a)To be amortized evenly through 2038.

20. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity (millions, except per share data)	2024	2023	2022
Total number of shares purchased	7.2	—	12.5
Average price paid per share (a)	$141.72	$—	$211.57
Total investment (a)	$1,015	$—	$2,646
(a)    Amounts include applicable excise tax and commissions.

21. Share-Based Compensation

We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. This plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under this plan was 24.1 million as of February 1, 2025.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $307 million, $255 million, and $224 million, and the related income tax benefit was $66 million, $56 million, and $52 million, in 2024, 2023, and 2022, respectively.

TARGET CORPORATION	2024 Form 10-K	61

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly in the year they are granted and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on our stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value of restricted stock units was $165.21, $160.91, and $208.80 in 2024, 2023, and 2022, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 3, 2024	3,796	$171.61
Granted	2,477	165.21
Forfeited	(377)	171.47
Vested	(1,347)	167.39
February 1, 2025	4,549	$169.59
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of February 1, 2025, was 4.47 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of February 1, 2025, there was $429 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $225 million, $213 million, and $321 million in 2024, 2023, and 2022, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year or 4-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and earnings per share growth. The fair value of performance share units is calculated based on our stock price on the date of grant. The weighted average grant date fair value of performance share units was $164.92, $162.54, and $216.63 in 2024, 2023, and 2022, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 3, 2024	1,494	$182.98
Granted	753	164.92
Forfeited	(146)	175.94
Vested	(271)	179.31
February 1, 2025	1,830	$177.15
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of February 1, 2025, was 0.87 million.
(b)Weighted average per unit.

TARGET CORPORATION	2024 Form 10-K	62

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $190 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.3 years. The fair value of performance share units vested and converted to shares of Target common stock was $46 million, $127 million, and $178 million in 2024, 2023, and 2022, respectively.

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering less than 50 participants. Our total liability under these plans was $684 million and $627 million as of February 1, 2025, and February 3, 2024, respectively.

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

Plan Expenses
(millions)	2024	2023	2022
401(k) plan matching contributions expense	$380	$373	$335

Nonqualified deferred compensation plans
Benefits expense / (income)	$90	$59	$(15)
Related investment (income) / expense	(62)	(43)	40
Nonqualified plans net expense	$28	$16	$25

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

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2024	2023	2024	2023
Projected benefit obligations	$3,225	$3,436	$64	$60
Fair value of plan assets	3,346	3,493	25	21
Funded / (underfunded) status	$121	$57	$(39)	$(39)

TARGET CORPORATION	2024 Form 10-K	63

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Contributions and Estimated Future Benefit Payments

Our pension obligations can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2024 and 2023, we made no contributions to our qualified defined benefit pension plan. We are not required to make any contributions to our qualified defined benefit pension plan in 2025. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2025	$266
2026	197
2027	237
2028	244
2029	251
2030 - 2034	1,321

Cost of Plans

Net Pension Benefits (Income) / Expense
(millions)	Classification	2024	2023	2022
Service cost benefits earned	SG&A Expenses	$80	$79	$94
Interest cost on projected benefit obligation	Net Other Income	166	166	117
Expected return on assets	Net Other Income	(279)	(269)	(234)
Amortization of losses	Net Other Income	—	1	61
Prior service cost	Net Other Income	8	11	10
Total		$(25)	$(12)	$48

Assumptions

Benefit Obligation Weighted Average Assumptions	2024	2023
Discount rate	5.68%	5.20%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions	2024	2023	2022
Discount rate	5.20%	4.83%	3.30%
Expected long-term rate of return on plan assets	7.00	6.50	5.60
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 1.2 percent, 3.9 percent, 6.3 percent, and 5.7 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

TARGET CORPORATION	2024 Form 10-K	64

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2024 expected annualized long-term rate of return assumptions were 7.0 percent for domestic equity securities, 7.0 percent for international equity securities, 6.0 percent for long-duration debt securities, 9.0 percent for balanced funds, and 8.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2024	2023	2024	2023
Benefit obligation at beginning of period	$3,436	$3,616	$60	$64
Service cost	72	76	8	3
Interest cost	164	164	2	2
Plan amendments	8	11	—	—
Actuarial gain (a)	(131)	(114)	(2)	(4)
Participant contributions	10	4	—	—
Benefits paid	(334)	(321)	(4)	(5)
Benefit obligation at end of period (b)	$3,225	$3,436	$64	$60
(a)The actuarial gain was primarily driven by changes in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

TARGET CORPORATION	2024 Form 10-K	65

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2024	2023	2024	2023
Fair value of plan assets at beginning of period	$3,493	$3,691	$21	$17
Actual return on plan assets	177	119	1	1
Employer contributions	—	—	7	8
Participant contributions	10	4	—	—
Benefits paid	(334)	(321)	(4)	(5)
Fair value of plan assets at end of period	$3,346	$3,493	$25	$21

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted Allocation	Actual Allocation
		2024	2023
Domestic equity securities (a)	14%	14%	12%
International equity securities	8	8	8
Debt securities	50	50	52
Balanced funds	23	24	24
Other (b)	5	4	4
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2024 Form 10-K	66

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value as of
(millions)	Measurement Level	January 31, 2025	January 31, 2024
Cash and cash equivalents	Level 1	$6	$5
Derivatives	Level 2	—	10
Government securities (a)	Level 2	488	551
Fixed income (b)	Level 2	1,163	1,195
		1,657	1,761
Investments valued using NAV per share (c)
Fixed income		6	6
Private equity funds		55	64
Cash and cash equivalents		218	141
Common collective trusts		539	623
Balanced funds		803	825
Other		93	94
Total plan assets		$3,371	$3,514
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

Amounts Included in Shareholders' Investment

Actuarial gains and losses are recorded in Accumulated Other Comprehensive Loss (AOCI) and amortized using the corridor approach. As of February 1, 2025, and February 3, 2024, pretax net actuarial losses recorded in AOCI totaled $939 million and $969 million, respectively.

24. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension	Total
February 3, 2024	$283		$(24)	$(719)	$(460)
Other comprehensive (loss) / income before reclassifications	—		(3)	22	19
Amounts reclassified	(17)	(a)	—	—	(17)
February 1, 2025	$266		$(27)	$(697)	$(458)

Note: Amounts are net of tax.
(a)Represents amortization of gains and losses on cash flow hedges, net of $6 million of taxes, which is recorded in Net Interest Expense.

TARGET CORPORATION	2024 Form 10-K	67

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
25. Segment Reporting

Our Chief Operating Decision Maker—our Chief Executive Officer—monitors our consolidated operating income and net earnings to evaluate performance and make operating decisions. We operate as a single segment that includes all of our operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our consolidated revenues are generated in the United States. The vast majority of our properties and equipment are located within the United States.

Business Segment Results
(millions)	2024	2023	2022
Net sales	$106,566	$107,412	$109,120
Cost of sales
Merchandising cost of sales (a)	68,884	70,652	74,436
Supply chain and digital fulfillment costs (a)	7,618	7,176	7,870
Total cost of sales	76,502	77,828	82,306
Selling, general and administrative expenses	21,969	21,462	20,581
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,529	2,415	2,385
Operating income	$5,566	$5,707	$3,848
Net interest expense	411	502	478
Net other income	(106)	(92)	(48)
Earnings before income taxes	5,261	5,297	3,418
Provision for income taxes	1,170	1,159	638
Net earnings	$4,091	$4,138	$2,780
(a)Note 3 provides a description of Merchandising Cost of Sales and Supply Chain and Digital Fulfillment Costs.

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

TARGET CORPORATION	2024 Form 10-K	68

SUPPLEMENTAL INFORMATION	Table of Contents

For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Part II, Item 8, Financial Statements and Supplementary Data.

Item 9B.    Other Information

On December 5, 2024, Christina Hennington, Target’s Executive Vice President and Chief Strategy and Growth Officer, adopted a written plan for the sale of Target common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Hennington’s written plan covers 13,514 shares of Target common stock in the aggregate. It provides for the sale of 11,965 shares of Target common stock and also provides for a gift of 1,549 shares of Target common stock. This written plan is scheduled to expire on April 2, 2026.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TARGET CORPORATION	2024 Form 10-K	69

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2025 (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors
•General information about corporate governance and the Board—
◦Committees
◦Business ethics and conduct
•Compensation Discussion and Analysis—Compensation policies and risk—Securities trading policy
•Questions and answers about the 2025 Annual Meeting—Access to information—Question 16
•Questions and answers about the 2025 Annual Meeting—Communications—Question 19

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
◦Director independence
◦Policy on transactions with related persons

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two—Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm—Audit and non-audit fees

TARGET CORPORATION	2024 Form 10-K	70

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    (1) Financial Statements

•Consolidated Statements of Operations for the Years Ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Statements of Comprehensive Income for the Years Ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Statements of Financial Position as of February 1, 2025, and February 3, 2024
•Consolidated Statements of Cash Flows for the Years Ended February 1, 2025, February 3, 2024, and January 28, 2023
•Consolidated Statements of Shareholders' Investment for the Years Ended February 1, 2025, February 3, 2024, and January 28, 2023
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 42)

(2) Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

(3) Exhibits

See exhibits listed under part (b) below.

TARGET CORPORATION	2024 Form 10-K	71

SUPPLEMENTAL INFORMATION	Table of Contents

b)    Exhibits (1)

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010, and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
4.1
Indenture, dated as of August 4, 2000, between Target Corporation and Bank One Trust Company, N.A. (filed as Exhibit 4.1 to Target's Current Report on Form 8-K on August 10, 2000, and incorporated herein by reference).

4.1.1
First Supplemental Indenture, dated as of May 1, 2007, to Indenture, dated as of August 4, 2000, between Target Corporation and The Bank of New York Trust Company, N.A. (as successor in interest to Bank One Trust Company N.A.) (filed as Exhibit 4.1 to Target’s Current Report on Form 8-K on May 1, 2007, and incorporated herein by reference).

4.2		Description of Securities (filed as Exhibit (4)D to Target's Annual Report on Form 10-K for the year ended January 30, 2021, and incorporated herein by reference).
10.1	*	Target Corporation Executive Officer Cash Incentive Plan (filed as Exhibit (10)A to Target's Annual Report on Form 10-K for the year ended January 30, 2021, and incorporated herein by reference).
10.2	*
Target Corporation Long-Term Incentive Plan (as amended and restated effective June 8, 2011) (filed as Exhibit (10)B to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, and incorporated herein by reference).

10.3	*
Amended and Restated Target Corporation 2011 Long-Term Incentive Plan (as amended and restated effective September 1, 2017) (filed as Exhibit (10)C to Target's Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, and incorporated herein by reference).

10.3.1	*	Form of Price-Vested Stock Option Agreement (filed as Exhibit (10)JJ to Target's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, and incorporated herein by reference).
10.4	*	Target Corporation 2020 Long-Term Incentive Plan (filed as Exhibit (10)D to Target's Current Report on Form 8-K on June 11, 2020, and incorporated herein by reference).
10.4.1	*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4.1 to Target's Annual Report on Form 10-K for the year ended February 3, 2024, and incorporated herein by reference).
10.4.2	*	Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.4.2 to Target's Annual Report on Form 10-K for the year ended February 3, 2024, and incorporated herein by reference).
10.4.3	*	Form of Performance Share Unit Agreement (filed as Exhibit 10.4.3 to Target's Annual Report on Form 10-K for the year ended February 3, 2024, and incorporated herein by reference).
10.4.4	*
Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit (10)Y to Target's Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, and incorporated herein by reference).

10.4.5	* **	Form of Cliff-Vested Restricted Stock Unit Agreement.
10.4.6	* **	Form of Performance Award Performance Share Unit Agreement.
10.5	*
Target Corporation SPP I (2022 Plan Statement) (as amended and restated effective May 1, 2022) (filed as Exhibit (10)E to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, and incorporated herein by reference).

10.6	*
Target Corporation SPP II (2022 Plan Statement) (as amended and restated effective May 1, 2022) (filed as Exhibit (10)F to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, and incorporated herein by reference).

10.7	*
Target Corporation SPP III (2014 Plan Statement) (as amended and restated effective January 1, 2014) (filed as Exhibit (10)E to Target's Annual Report on Form 10-K for the year ended February 1, 2014, and incorporated herein by reference).

10.7.1	*
Amendment to Target Corporation SPP III (2014 Plan Statement) (effective April 3, 2016) (filed as Exhibit (10)NN to Target's Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, and incorporated herein by reference).

10.8	*
Target Corporation Officer Deferred Compensation Plan (as amended and restated effective June 8, 2011) (filed as Exhibit (10)F to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, and incorporated herein by reference).

10.9	* **	Target Corporation Officer EDCP (2025 Plan Statement).

TARGET CORPORATION	2024 Form 10-K	72

SUPPLEMENTAL INFORMATION	Table of Contents

10.10	*	Target Corporation Deferred Compensation Plan Directors (filed as Exhibit (10)I to Target's Annual Report on Form 10-K for the year ended February 3, 2007, and incorporated herein by reference).
10.11	*
Target Corporation DDCP (2022 Plan Statement) (as amended and restated effective January 1, 2022) (filed as Exhibit (10)L to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, and incorporated herein by reference).

10.12	*
Target Corporation Officer Income Continuation Plan (as amended and restated effective September 1, 2017) (filed as Exhibit (10)L to Target's Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, and incorporated herein by reference).

10.13	*
Target Corporation Executive Excess Long Term Disability Plan (as restated effective January 1, 2010) (filed as Exhibit (10)A to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, and incorporated herein by reference).

10.14	*	Director Retirement Program (filed as Exhibit (10)O to Target's Annual Report on Form 10-K for the year ended January 29, 2005, and incorporated herein by reference).
10.15	*
Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)O to Target's Annual Report on Form 10-K for the year ended January 31, 2009, and incorporated herein by reference).

10.15.1	*
Amendment, dated as of June 8, 2011, to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)AA to Target's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, and incorporated herein by reference).

10.15.2	*
Amendment, dated as of October 25, 2017, to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)MM to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, and incorporated herein by reference).

10.15.3	*
Amendment, dated as of December 18, 2020, to Target Corporation Deferred Compensation Trust Agreement (as amended and restated effective January 1, 2009) (filed as Exhibit (10)S to Target's Annual Report on Form 10-K for the year ended January 30, 2021, and incorporated herein by reference).

10.16	*	Form of Cash Retention Award (filed as Exhibit (10)W to Target’s Annual Report on Form 10-K for the year ended February 2, 2013, and incorporated herein by reference).
10.17	* ‡
Aircraft Time Sharing Agreement, dated as of October 4, 2022, among Target Corporation and Brian C. Cornell (filed as Exhibit (10)BB to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, and incorporated herein by reference).

10.18	*
Transition Agreement, dated as of August 12, 2024, among Target Corporation, Target Enterprise, Inc., and Don H. Liu (filed as Exhibit 10.23 to Target's Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, and incorporated herein by reference).

10.19
Five-Year Credit Agreement, dated as of October 18, 2021, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)DD to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, and incorporated herein by reference).

10.19.1	‡
Amendment No. 1 to Five-Year Credit Agreement, dated as of October 25, 2022, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)EE to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, and incorporated herein by reference).

10.19.2
Amendment No. 2 to Five-Year Credit Agreement, dated as of September 20, 2023, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit 10.19.2 to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, and incorporated herein by reference).

10.20	‡
364-Day Credit Agreement, dated as of October 15, 2024, among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.20 to Target's Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, and incorporated herein by reference).

10.21	** + ‡	Credit Card Program Agreement, dated as of October 22, 2012, among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.
10.21.1	** +	First Amendment, dated as of February 24, 2015, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.
10.21.2	** +	Second Amendment, dated as of November 19, 2019, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A.

TARGET CORPORATION	2024 Form 10-K	73

SUPPLEMENTAL INFORMATION	Table of Contents

10.21.3	+
Third Amendment, dated as of November 1, 2022, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)JJ to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, and incorporated herein by reference).

10.21.4	+
Letter Agreement, dated as of March 8, 2023, among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21.4 to Target’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, and incorporated herein by reference).

10.22	** + ‡	Pharmacy Operating Agreement, dated as of December 16, 2015, between Target Corporation and CVS Pharmacy, Inc.
10.22.1	** +	First Amendment, dated as of November 30, 2016, to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc.
10.22.2
Second Amendment, dated as of January 9, 2018, to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit (10)HH to Target's Annual Report on Form 10-K for the year ended February 3, 2018, and incorporated herein by reference).

19.1	**	Securities Trading Policy
21.1	**	List of Subsidiaries
23.1	**	Consent of Independent Registered Public Accounting Firm
24.1	**	Powers of Attorney
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Target Corporation Clawback Policy (filed as Exhibit 97.1 to Target's Annual Report on Form 10-K for the year ended February 3, 2024, and incorporated herein by reference).
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________________________________

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
‡    Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Corporation agrees to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.
(1)    Certain instruments defining the rights of holders of long-term debt securities of the Corporation have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Corporation agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon its request.

Item 16.    Form 10-K Summary

Not applicable.

TARGET CORPORATION	2024 Form 10-K	74

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Jim Lee
Date: March 12, 2025		Jim Lee Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian C. Cornell
Date: March 12, 2025	Brian C. Cornell Chair of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jim Lee
Date: March 12, 2025	Jim Lee Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew A. Liegel
Date: March 12, 2025	Matthew A. Liegel Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

DAVID P. ABNEY DOUGLAS M. BAKER, JR. GEORGE S. BARRETT GAIL K. BOUDREAUX ROBERT L. EDWARDS DONALD R. KNAUSS	CHRISTINE A. LEAHY MONICA C. LOZANO GRACE PUMA DERICA W. RICE DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Jim Lee, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Jim Lee
Date: March 12, 2025		Jim Lee Attorney-in-fact

TARGET CORPORATION	2024 Form 10-K	75