Form 10-Q
period 2025-05-03
TARGET CORP
filed 2025-05-30
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at May 23, 2025, were 454,365,901.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 3, 2025	May 4, 2024
Net sales	$23,846	$24,531
Cost of sales	17,128	17,471
Selling, general, and administrative expenses	4,591	5,146
Depreciation and amortization (exclusive of depreciation included in cost of sales)	655	618
Operating income	1,472	1,296
Net interest expense	116	106
Net other income	(26)	(29)
Earnings before income taxes	1,382	1,219
Provision for income taxes	346	277
Net earnings	$1,036	$942
Basic earnings per share	$2.28	$2.04
Diluted earnings per share	$2.27	$2.03
Weighted average common shares outstanding
Basic	455.0	462.2
Diluted	456.5	463.9
Antidilutive shares	2.4	1.6

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 3, 2025	May 4, 2024
Net earnings	$1,036	$942
Other comprehensive (loss) / income, net of tax
Cash flow hedges and currency translation adjustment	(4)	(5)
Other comprehensive loss	(4)	(5)
Comprehensive income	$1,032	$937

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Cash and cash equivalents	$2,887	$4,762	$3,604
Inventory	13,048	12,740	11,730
Other current assets	1,824	1,952	1,744
Total current assets	17,759	19,454	17,078
Property and equipment, net	33,182	33,022	33,114
Operating lease assets	3,739	3,763	3,486
Other noncurrent assets	1,505	1,530	1,439
Total assets	$56,185	$57,769	$55,117
Liabilities and shareholders’ investment
Accounts payable	$11,823	$13,053	$11,561
Accrued and other current liabilities	6,029	6,110	5,684
Current portion of long-term debt and other borrowings	1,139	1,636	2,614
Total current liabilities	18,991	20,799	19,859
Long-term debt and other borrowings	14,334	14,304	13,487
Noncurrent operating lease liabilities	3,564	3,582	3,392
Deferred income taxes	2,338	2,303	2,543
Other noncurrent liabilities	2,011	2,115	1,996
Total noncurrent liabilities	22,247	22,304	21,418
Shareholders’ investment
Common stock	38	38	39
Additional paid-in capital	7,011	6,996	6,747
Retained earnings	8,360	8,090	7,519
Accumulated other comprehensive loss	(462)	(458)	(465)
Total shareholders’ investment	14,947	14,666	13,840
Total liabilities and shareholders’ investment	$56,185	$57,769	$55,117
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 454,364,799, 455,566,995, and 462,635,539 shares issued and outstanding as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 3, 2025	May 4, 2024
Operating activities
Net earnings	$1,036	$942
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	787	718
Share-based compensation expense	69	72
Deferred income taxes	36	64
Noncash (gains) / losses and other, net	(4)	(31)
Changes in operating accounts:
Inventory	(308)	156
Other assets	146	43
Accounts payable	(1,344)	(524)
Accrued and other liabilities	(143)	(339)
Cash provided by operating activities	275	1,101
Investing activities
Expenditures for property and equipment	(790)	(674)
Other	3	3
Cash required for investing activities	(787)	(671)
Financing activities
Additions to long-term debt	991	—
Reductions of long-term debt	(1,534)	(32)
Dividends paid	(510)	(508)
Repurchase of stock	(250)	—
Shares withheld for taxes on share-based compensation	(60)	(91)
Cash required for financing activities	(1,363)	(631)
Net decrease in cash and cash equivalents	(1,875)	(201)
Cash and cash equivalents at beginning of period	4,762	3,805
Cash and cash equivalents at end of period	$2,887	$3,604
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$17	$122
Leased assets obtained in exchange for new operating lease liabilities	70	214

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(516)	—	(516)
Share-based compensation	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840
Net earnings	—	—	—	1,192	—	1,192
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(527)	—	(527)
Repurchase of stock	(1.1)	(1)	—	(154)	—	(155)
Share-based compensation	0.1	—	84	—	—	84
August 3, 2024	461.6	$38	$6,831	$8,030	$(470)	$14,429
Net earnings	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared	—	—	—	(521)	—	(521)
Repurchase of stock	(2.4)	—	—	(354)	—	(354)
Share-based compensation	—	—	85	—	—	85
November 2, 2024	459.2	$38	$6,916	$8,009	$(474)	$14,489
Net earnings	—	—	—	1,103	—	1,103
Other comprehensive income	—	—	—	—	16	16
Dividends declared	—	—	—	(516)	—	(516)
Repurchase of stock	(3.7)	—	—	(506)	—	(506)
Share-based compensation	0.1	—	80	—	—	80
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666

TARGET CORPORATION	Q1 2025 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	1,036	—	1,036
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared	—	—	—	(515)	—	(515)
Repurchase of stock	(2.2)	—	—	(251)	—	(251)
Share-based compensation	1.0	—	15	—	—	15
May 3, 2025	454.4	$38	$7,011	$8,360	$(462)	$14,947

We declared $1.12 and $1.10 dividends per share for the three months ended May 3, 2025, and May 4, 2024, respectively, and $4.46 per share for the fiscal year ended February 1, 2025.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2025 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
Notes to Consolidated Financial Statements (unaudited)

1. Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States (U.S.) generally accepted accounting principles (GAAP) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our most recent Form 10-K.

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

TARGET CORPORATION	Q1 2025 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales	Three Months Ended
(millions)	May 3, 2025	May 4, 2024
Apparel & accessories (a)	$3,711	$3,897
Beauty (b)	3,101	3,119
Food & beverage (c)	5,902	5,853
Hardlines (d)	3,074	3,160
Home furnishings & décor (e)	3,220	3,519
Household essentials (f)	4,357	4,549
Other merchandise sales	40	46
Merchandise sales	23,405	24,143
Advertising revenue	163	130
Credit card profit sharing	141	142
Other	137	116
Net sales	$23,846	$24,531
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 3, 2025, February 1, 2025, and May 4, 2024, the accrual for estimated returns was $186 million, $172 million, and $198 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2025	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	May 3, 2025
(millions)
Gift card liability (a)	$1,209	$251	$(429)	$1,031
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Advertising revenue — Primarily represents revenue related to advertising services provided via our Roundel digital advertising business offering. Roundel services are classified as either Net Sales or as a reduction of Cost of Sales or Selling, General, and Administrative (SG&A) Expenses, depending on the nature of the advertising arrangement.

TARGET CORPORATION	Q1 2025 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Credit card profit sharing — We receive payments under a credit card program agreement with TD Bank Group (TD). Under the agreement, we receive a percentage of the profits generated by the Target Circle credit card receivables in exchange for performing account servicing and primary marketing functions. TD underwrites, funds, and owns Target Circle credit card receivables, controls risk management policies, and oversees regulatory compliance.

Other — Includes commissions earned on third-party sales through our Target Plus third-party digital marketplace, Shipt membership and service revenues, rental income, Target Circle 360 membership revenue, and other miscellaneous revenues.

3. Interchange Fee Settlements

In March 2025, we entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of these lump-sum settlements, we recorded gains within SG&A Expenses of $593 million, net of legal fees.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$1,975	$3,893	$2,726
Prepaid forward contracts	Other Current Assets	Level 1	17	23	27
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	3	—	3
Interest rate swaps	Other Noncurrent Liabilities	Level 2	65	125	154

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	May 3, 2025		February 1, 2025		May 4, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,398	$12,377	$13,904	$12,953	$14,155	$13,123
(a)The carrying amounts of certain other current assets, commercial paper, accounts payable, and certain accrued and other current liabilities approximate fair value due to their short-term nature.
(b)The fair value of long-term debt is estimated using Level 2 inputs based on quoted prices for the instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates. These amounts exclude commercial paper, fair value hedge adjustments, and lease liabilities.

TARGET CORPORATION	Q1 2025 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.3 billion, $3.7 billion, and $3.3 billion as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. Our outstanding vendor obligations do not represent actual receivables sold by our vendors to the financial institutions, which have historically been lower.

6. Commercial Paper and Long-Term Debt

In March 2025, we issued $1.0 billion of unsecured debt with a fixed rate of 5.0 percent that matures in April 2035.

In April 2025, we repaid at maturity $1.5 billion of unsecured debt with a fixed rate of 2.25 percent.

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three months ended May 3, 2025 or May 4, 2024.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.20 billion as of May 3, 2025, and February 1, 2025, and $2.45 billion as of May 4, 2024. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended May 3, 2025, and May 4, 2024.

Effect of Hedges on Debt (millions)	May 3, 2025	February 1, 2025	May 4, 2024
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,126	$2,069	$2,285
Cumulative hedging adjustments, included in carrying amount	(68)	(125)	(157)

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	May 3, 2025	May 4, 2024
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$57	$(31)
Hedged debt	(57)	31
Gain on cash flow hedges recognized in Net Interest Expense	6	6
Total	$6	$6

TARGET CORPORATION	Q1 2025 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	May 3, 2025	May 4, 2024
Number of shares purchased	2.2	—
Average price paid per share (a)	$114.60	$—
Total investment (a)	$251	$—
(a)    Amounts include applicable excise tax and commissions.

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits (Income) / Expense		Three Months Ended
(millions)	Classification	May 3, 2025	May 4, 2024
Service cost benefits earned	SG&A Expenses	$17	$20
Interest cost on projected benefit obligation	Net Other Income	42	41
Expected return on assets	Net Other Income	(67)	(70)
Total		$(8)	$(9)

10. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2025	$266	$(27)	$(697)	$(458)
Other comprehensive (loss) income before reclassifications	(1)	1	—	—
Amounts reclassified	(4)	—	—	(4)
May 3, 2025	$261	$(26)	$(697)	$(462)
Note: Amounts are net of tax.

TARGET CORPORATION	Q1 2025 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

11. Segment Reporting

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

Business Segment Results	Three Months Ended
(millions)	May 3, 2025	May 4, 2024
Net sales	$23,846	$24,531
Cost of sales
Merchandising cost of sales	15,355	15,846
Supply chain and digital fulfillment costs	1,773	1,625
Total cost of sales	17,128	17,471
Selling, general and administrative expenses (a)	4,591	5,146
Depreciation and amortization (exclusive of depreciation included in cost of sales)	655	618
Operating income	1,472	1,296
Net interest expense	116	106
Net other income	(26)	(29)
Earnings before income taxes	1,382	1,219
Provision for income taxes	346	277
Net earnings	$1,036	$942
(a)For the three months ended May 3, 2025, includes $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters. Note 3 provides additional information.

TARGET CORPORATION	Q1 2025 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2025 included the following notable items:

•GAAP diluted earnings per share were $2.27 and Adjusted EPS1 were $1.30.
•Net Sales were $23.8 billion, a decrease of 2.8 percent from the comparable prior-year period.
•Comparable sales decreased 3.8 percent, reflecting a 2.4 percent decrease in traffic and a 1.4 percent decrease in average transaction amount.
◦Comparable stores-originated sales declined 5.7 percent.
◦Comparable digitally-originated sales increased 4.7 percent.
•Operating income of $1.5 billion, including $593 million of pretax net gains related to interchange fee settlements further described in Note 3 to the Financial Statements.

Earnings Per Share	Three Months Ended
	May 3, 2025	May 4, 2024	Change
GAAP diluted earnings per share	$2.27	$2.03	11.7%
Adjustments	(0.97)	—
Adjusted diluted earnings per share	$1.30	$2.03	(35.9)%
Note: Amounts may not foot due to rounding.
1Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended May 3, 2025, after-tax ROIC was 15.1 percent, compared with 15.4 percent for the trailing twelve months ended May 4, 2024. The calculation of ROIC is provided on page 20.

Business Environment

Our financial results for the quarter ended May 3, 2025, reflected several challenges, including recent declines in consumer confidence, uncertainty regarding the impact of potential tariffs, the reaction to updates we shared in January on our approach to belonging, as well as the continued trend of reduced consumer spending in discretionary categories. While we believe each of these factors played a meaningful role in our first quarter performance, we can't reasonably estimate the impact of each one separately.

Recently, the United States (U.S.) imposed a range of tariffs on all products manufactured in foreign countries and jurisdictions, and subsequently imposed incremental tariffs, paused, modified, or issued specific exceptions to recently imposed tariffs, and indicated that the U.S. is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Approximately one-half of the merchandise we offer is sourced from outside the U.S., either directly or indirectly, with China as our single largest source of merchandise we import.

We are closely monitoring the evolving consumer and regulatory landscape and adjusting plans as needed, including, but not limited to, vendor negotiations, assortment changes, movements in country of production, adjustments in order unit quantities and timing, and pricing strategies. Additionally, we are working closely with industry associations and government leaders, all with a goal to continue delivering the products our guests expect and minimizing the impact of tariffs on our guests. The collective interaction of tariffs, sourcing strategies, pricing actions, consumer response and behaviors, and other factors, could materially impact our sales and results of operations in future periods.

TARGET CORPORATION	Q1 2025 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Change
Net sales	$23,846	$24,531	(2.8)%
Cost of sales (a)	17,128	17,471	(2.0)
SG&A expenses (a)	4,591	5,146	(10.8)
Depreciation and amortization (exclusive of depreciation included in cost of sales)	655	618	6.0
Operating income	$1,472	$1,296	13.6%

Rate Analysis	Three Months Ended
	May 3, 2025	May 4, 2024
Gross margin rate (a)	28.2%	28.8%
SG&A expense rate (a)	19.3	21.0
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.7	2.5
Operating income margin rate	6.2	5.3
(a)Reflects the impact of a reclassification of prior year amounts, which were not material, to conform with current year presentation.
Note: Gross margin (GM) is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales. We updated the prior period gross margin rate to conform to the current year calculation, which resulted in an approximate 1 percentage point increase in our gross margin rate for the 2024 period presented.

Net Sales

Net sales includes all Merchandise Sales and revenues from other sources, most notably advertising revenue and credit card profit-sharing income.

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

Merchandise Sales growth—from both comparable sales and new stores—represents an important driver of our long-term profitability. We expect that comparable sales growth will drive a significant portion of our total sales growth. We believe that our ability to successfully differentiate our guests’ shopping experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will over the long-term drive both increasing shopping frequency (number of transactions, or "traffic") and the amount spent each visit (average transaction amount).

TARGET CORPORATION	Q1 2025 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Comparable Sales	Three Months Ended
	May 3, 2025	May 4, 2024
Comparable sales change	(3.8)%	(3.7)%
Drivers of change in comparable sales
Number of transactions (traffic)	(2.4)	(1.9)
Average transaction amount	(1.4)	(1.9)

Comparable Sales by Channel	Three Months Ended
	May 3, 2025	May 4, 2024
Stores originated comparable sales change	(5.7)%	(4.8)%
Digitally originated comparable sales change	4.7	1.4

Merchandise Sales by Channel	Three Months Ended
	May 3, 2025	May 4, 2024
Stores originated	80.2%	81.7%
Digitally originated	19.8	18.3
Total	100%	100%

Merchandise Sales by Fulfillment Channel	Three Months Ended
	May 3, 2025	May 4, 2024
Stores	97.6%	97.7%
Other	2.4	2.3
Total	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

Merchandise Sales by Product Category	Three Months Ended
	May 3, 2025	May 4, 2024
Apparel & accessories	16%	16%
Beauty	13	13
Food & beverage	25	24
Hardlines	13	13
Home furnishings & décor	14	15
Household essentials	19	19
Total	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using Target Circle Cards™ (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on our Target Circle Cards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended May 3, 2025 and May 4, 2024, total Target Circle Card Penetration was 17.4 percent and 18.0 percent, respectively.

TARGET CORPORATION	Q1 2025 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date

For the three months ended May 3, 2025, our gross margin rate was 28.2 percent compared with 28.8 percent in the comparable prior-year period. For the three months ended May 3, 2025, the changes reflected the net impact of
•merchandising activities, including higher markdown rates, partially offset by growth in advertising and other revenues;
•higher supply chain and digital fulfillment costs due to new supply chain facilities coming online and an increase in digital penetration; and
•lower inventory shrink.

Selling, General, and Administrative Expense Rate

For the three months ended May 3, 2025, our SG&A expense rate was 19.3 percent compared with 21.0 percent for the comparable prior-year period. The decrease reflected a favorable impact of interchange fee settlements of approximately 2.5 percentage points, as further described in Note 3, partially offset by the deleveraging impact of lower Net Sales, and the net impact of other costs.

Store Data

Change in Number of Stores	Three Months Ended
	May 3, 2025	May 4, 2024
Beginning store count	1,978	1,956
Opened	3	7
Closed	—	—
Ending store count	1,981	1,963

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	May 3, 2025	February 1, 2025	May 4, 2024	May 3, 2025	February 1, 2025	May 4, 2024
170,000 or more sq. ft.	273	273	273	48,824	48,824	48,824
50,000 to 169,999 sq. ft.	1,562	1,559	1,547	195,436	195,050	193,529
49,999 or less sq. ft.	146	146	143	4,404	4,404	4,301
Total	1,981	1,978	1,963	248,664	248,278	246,654
(a)In thousands; reflects total square feet less office, supply chain facility, and vacant space.

TARGET CORPORATION	Q1 2025 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

For the three months ended May 3, 2025, net interest expense was $116 million compared with $106 million in the comparable prior-year period. The increase was primarily due to a decrease in interest income.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 3, 2025, was 25.0 percent compared with 22.7 percent in the comparable prior-year period. The increase primarily reflects discrete tax expense in the current year related to share-based compensation.

TARGET CORPORATION	Q1 2025 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended			Three Months Ended
	May 3, 2025			May 4, 2024
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$2.27			$2.03
Adjustments
Interchange fee settlements (a)	$(593)	$(441)	$(0.97)	$—	$—	$—
Adjusted EPS			$1.30			$2.03
Note: Amounts may not foot due to rounding.
(a)Note 3 to the Financial Statements provides additional information.

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

EBIT and EBITDA	Three Months Ended
(dollars in millions)	May 3, 2025	May 4, 2024	Change
Net earnings	$1,036	$942	10.0%
+ Provision for income taxes	346	277	25.1
+ Net interest expense	116	106	8.7
EBIT	$1,498	$1,325	13.0%
+ Total depreciation and amortization (a)	787	718	9.7
EBITDA	$2,285	$2,043	11.9%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q1 2025 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 3, 2025	May 4, 2024 (a)
Operating income	$5,742	$5,675
+ Net other income	102	99
EBIT	5,844	5,774
+ Operating lease interest (b)	165	133
- Income taxes (c)	1,373	1,314
Net operating profit after taxes	$4,636	$4,593

Denominator	May 3, 2025	May 4, 2024	April 29, 2023
Current portion of long-term debt and other borrowings	$1,139	$2,614	$200
+ Noncurrent portion of long-term debt	14,334	13,487	16,010
+ Shareholders' investment	14,947	13,840	11,605
+ Operating lease liabilities (d)	3,922	3,723	2,921
- Cash and cash equivalents	2,887	3,604	1,321
Invested capital	$31,455	$30,060	$29,415
Average invested capital (e)	$30,757	$29,737

After-tax return on invested capital (f)	15.1%	15.4%
(a)The trailing twelve months ended May 4, 2024, consisted of 53 weeks compared with 52 weeks in the current-year period.
(b)Represents the add-back to operating income driven by the hypothetical interest expense we would incur if the property under our operating leases was owned or accounted for under finance leases. Calculated using the discount rate for each lease and recorded as a component of rent expense within Operating Income. Operating lease interest is added back to Operating Income in the ROIC calculation to control for differences in capital structure between us and our competitors.
(c)Calculated using the effective tax rates, which were 22.8 percent and 22.2 percent for the trailing twelve months ended May 3, 2025 and May 4, 2024, respectively. For the trailing twelve months ended May 3, 2025, and May 4, 2024, includes tax effect of $1.3 billion related to EBIT and $38 million and $30 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(f)For the trailing twelve months ended May 3, 2025, includes the impact of after-tax net gains on interchange fee settlements, which increased after-tax ROIC by 1.4 percentage points. Note 3 to the Financial Statements provides additional information.

TARGET CORPORATION	Q1 2025 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $2.9 billion, $4.8 billion, and $3.6 billion as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively. Our cash and cash equivalents balance includes short-term investments of $2.0 billion, $3.9 billion, and $2.7 billion as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $0.3 billion and $1.1 billion for the three months ended May 3, 2025, and May 4, 2024, respectively. The operating cash flows reflect the net earnings impact of gains on interchange fee settlements, offset by lower sales, as well as increased inventory levels and lower accounts payable leverage in the current year period.

Inventory

Inventory was $13.0 billion as of May 3, 2025, compared with $12.7 billion and $11.7 billion as of February 1, 2025, and May 4, 2024, respectively. The balance as of May 3, 2025, reflects the impact of lower-than-expected sales across all core merchandise categories, with the most significant impacts within Apparel & Accessories, Hardlines, and Home Furnishings & Décor.

Investing Cash Flows

Cash required for investing activities increased to $0.8 billion for the three months ended May 3, 2025, compared to $0.7 billion for the three months ended May 4, 2024, due to higher capital investments.

Dividends

We paid dividends totaling $510 million ($1.12 per share) for the three months ended May 3, 2025, and $508 million ($1.10 per share) for the three months ended May 4, 2024, a per share increase of 1.8 percent. We declared dividends totaling $515 million ($1.12 per share) during the first quarter of 2025 and $516 million ($1.10 per share) during the first quarter of 2024, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We deployed $251 million to repurchase shares during the three months ended May 3, 2025. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q1 2025 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 3, 2025, our credit ratings were as follows:

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

In March 2025, we issued $1.0 billion of debt, and in April 2025, we repaid $1.5 billion of debt. Note 6 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2025 and October 2028, respectively, provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility at any time during 2025 or 2024. There was no commercial paper outstanding as of either May 3, 2025, or May 4, 2024. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 3, 2025, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2025 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2025, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the first quarter of 2025, we implemented a new technology platform that supports the transaction processing of our Target Circle Card program. In connection with this implementation, we modified the design of certain internal control processes and procedures. There were no other changes during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET CORPORATION	Q1 2025 Form 10-Q	23

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended May 3, 2025, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 33.2 million shares of common stock for a total investment of $6.6 billion. The table below presents information with respect to Target common stock purchases made during the three months ended May 3, 2025, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
February 2, 2025 through March 1, 2025
Open market and privately negotiated purchases	—	$—	—	$8,665,663,899
March 2, 2025 through April 5, 2025
Open market and privately negotiated purchases	2,192,103	114.60	2,192,103	8,414,443,911
April 6, 2025 through May 3, 2025
Open market and privately negotiated purchases	—	—	—	8,414,443,911
Total	2,192,103	$114.60	2,192,103	$8,414,443,911

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2025 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q1 2025 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 30, 2025	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)

TARGET CORPORATION	Q1 2025 Form 10-Q	26