Form 10-Q
period 2025-08-02
TARGET CORP
filed 2025-08-29
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at August 22, 2025, were 454,399,148.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$25,211	$25,452	$49,057	$49,983
Cost of sales	17,903	17,826	35,031	35,297
Selling, general, and administrative expenses	5,359	5,365	9,950	10,511
Depreciation and amortization (exclusive of depreciation included in cost of sales)	632	626	1,287	1,244
Operating income	1,317	1,635	2,789	2,931
Net interest expense	116	110	232	216
Net other income	(17)	(20)	(43)	(49)
Earnings before income taxes	1,218	1,545	2,600	2,764
Provision for income taxes	283	353	629	630
Net earnings	$935	$1,192	$1,971	$2,134
Basic earnings per share	$2.06	$2.58	$4.33	$4.62
Diluted earnings per share	$2.05	$2.57	$4.32	$4.60
Weighted average common shares outstanding
Basic	454.6	462.5	454.8	462.4
Diluted	455.6	463.5	456.1	463.7
Antidilutive shares	5.0	2.3	2.3	1.8

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net earnings	$935	$1,192	$1,971	$2,134
Other comprehensive (loss) / income, net of tax
Cash flow hedges and currency translation adjustment	(6)	(5)	(10)	(10)
Other comprehensive loss	(6)	(5)	(10)	(10)
Comprehensive income	$929	$1,187	$1,961	$2,124

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Cash and cash equivalents	$4,341	$4,762	$3,497
Inventory	12,881	12,740	12,604
Other current assets	1,812	1,952	1,817
Total current assets	19,034	19,454	17,918
Property and equipment, net	33,568	33,022	33,075
Operating lease assets	3,694	3,763	3,545
Other noncurrent assets	1,555	1,530	1,457
Total assets	$57,851	$57,769	$55,995
Liabilities and shareholders’ investment
Accounts payable	$12,019	$13,053	$12,595
Accrued and other current liabilities	6,068	6,110	5,749
Current portion of long-term debt and other borrowings	1,136	1,636	1,640
Total current liabilities	19,223	20,799	19,984
Long-term debt and other borrowings	15,320	14,304	13,654
Noncurrent operating lease liabilities	3,514	3,582	3,444
Deferred income taxes	2,413	2,303	2,495
Other noncurrent liabilities	1,961	2,115	1,989
Total noncurrent liabilities	23,208	22,304	21,582
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	7,084	6,996	6,831
Retained earnings	8,766	8,090	8,030
Accumulated other comprehensive loss	(468)	(458)	(470)
Total shareholders’ investment	15,420	14,666	14,429
Total liabilities and shareholders’ investment	$57,851	$57,769	$55,995
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 454,396,092, 455,566,995, and 461,600,215 shares issued and outstanding as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 2, 2025	August 3, 2024
Operating activities
Net earnings	$1,971	$2,134
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,558	1,461
Share-based compensation expense	133	149
Deferred income taxes	112	16
Noncash (gains) / losses and other, net	1	22
Changes in operating accounts:
Inventory	(141)	(718)
Other assets	151	(53)
Accounts payable	(1,125)	522
Accrued and other liabilities	(302)	(194)
Cash provided by operating activities	2,358	3,339
Investing activities
Expenditures for property and equipment	(1,864)	(1,313)
Other	11	8
Cash required for investing activities	(1,853)	(1,305)
Financing activities
Additions to long-term debt	1,984	—
Reductions of long-term debt	(1,571)	(1,076)
Dividends paid	(1,019)	(1,017)
Repurchase of stock	(258)	(155)
Shares withheld for taxes on share-based compensation	(62)	(94)
Cash required for financing activities	(926)	(2,342)
Net decrease in cash and cash equivalents	(421)	(308)
Cash and cash equivalents at beginning of period	4,762	3,805
Cash and cash equivalents at end of period	$4,341	$3,497
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$41	$304
Leased assets obtained in exchange for new operating lease liabilities	119	362

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared, $1.10 per share	—	—	—	(516)	—	(516)
Share-based compensation	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840
Net earnings	—	—	—	1,192	—	1,192
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared, $1.12 per share	—	—	—	(527)	—	(527)
Repurchase of stock	(1.1)	(1)	—	(154)	—	(155)
Share-based compensation	0.1	—	84	—	—	84
August 3, 2024	461.6	$38	$6,831	$8,030	$(470)	$14,429
Net earnings	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(521)	—	(521)
Repurchase of stock	(2.4)	—	—	(354)	—	(354)
Share-based compensation	—	—	85	—	—	85
November 2, 2024	459.2	$38	$6,916	$8,009	$(474)	$14,489
Net earnings	—	—	—	1,103	—	1,103
Other comprehensive income	—	—	—	—	16	16
Dividends declared, $1.12 per share	—	—	—	(516)	—	(516)
Repurchase of stock	(3.7)	—	—	(506)	—	(506)
Share-based compensation	0.1	—	80	—	—	80
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666

TARGET CORPORATION	Q2 2025 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	1,036	—	1,036
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(515)	—	(515)
Repurchase of stock	(2.2)	—	—	(251)	—	(251)
Share-based compensation	1.0	—	15	—	—	15
May 3, 2025	454.4	$38	$7,011	$8,360	$(462)	$14,947
Net earnings	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends declared, $1.14 per share	—	—	—	(529)	—	(529)
Share-based compensation	—	—	73	—	—	73
August 2, 2025	454.4	$38	$7,084	$8,766	$(468)	$15,420

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2025 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q2 2025 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales	Three Months Ended		Six Months Ended
(millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Apparel & accessories (a)	$4,086	$4,261	$7,797	$8,158
Beauty (b)	3,396	3,384	6,498	6,503
Food & beverage (c)	5,588	5,538	11,490	11,391
Hardlines (d)	3,522	3,322	6,597	6,482
Home furnishings & décor (e)	3,662	3,908	6,880	7,427
Household essentials (f)	4,422	4,564	8,779	9,113
Other merchandise sales	43	44	83	90
Merchandise sales	24,719	25,021	48,124	49,164
Advertising revenue	217	162	379	292
Credit card profit sharing	134	144	275	286
Other	141	125	279	241
Net sales	$25,211	$25,452	$49,057	$49,983
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 2, 2025, February 1, 2025, and August 3, 2024, the accrual for estimated returns was $179 million, $172 million, and $193 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2025	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	August 2, 2025
(millions)
Gift card liability (a)	$1,209	$427	$(631)	$1,005
(a)Included in Accrued and Other Current Liabilities.
(b)Net of estimated breakage.

Advertising revenue — Primarily represents revenue related to certain advertising services provided via our Roundel digital advertising business offering. Roundel services are classified as either Net Sales or as a reduction of Cost of Sales or Selling, General, and Administrative (SG&A) Expenses, depending on the nature of the advertising arrangement.

TARGET CORPORATION	Q2 2025 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

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

Other — Includes commissions earned on third-party sales through our Target Plus third-party digital marketplace, Target Circle 360 membership revenue, Shipt membership and service revenues, rental income, and other miscellaneous revenues.

3. Interchange Fee Settlements

In March 2025, we entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of these lump-sum settlements, during the first quarter of 2025, we recorded gains within SG&A Expenses of $593 million, net of legal fees.

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$3,348	$3,893	$2,465
Prepaid forward contracts	Other Current Assets	Level 1	17	23	24
Interest rate swaps	Other Noncurrent Assets	Level 2	1	—	3
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	3	—	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	60	125	82

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	August 2, 2025		February 1, 2025		August 3, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,393	$13,643	$13,904	$12,953	$13,157	$12,578
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

TARGET CORPORATION	Q2 2025 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $34 million for the three and six months ended August 2, 2025, and $36 million for the three and six months ended August 3, 2024. These impairment charges are included in SG&A Expenses.

6. Supplier Finance Programs

We have arrangements with several financial institutions to act as our paying agents to certain vendors. The arrangements also permit the financial institutions to provide vendors with an option, at our vendors' sole discretion, to elect to receive early payment of our payment obligations from the financial institutions at a discounted amount. A vendor’s election to receive early payment does not change the amount that we must remit to the financial institutions or our payment date, which is up to 120 days from the invoice date.

We do not pay any fees or pledge any security to these financial institutions under these arrangements. The arrangements can be terminated by either party with notice ranging up to 120 days.

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $2.9 billion as of August 2, 2025, and $3.7 billion as of both February 1, 2025, and August 3, 2024, and are included within Accounts Payable on our Consolidated Statements of Financial Position. These outstanding vendor obligations do not represent actual early payments made under supplier finance programs, which have historically been lower.

7. Commercial Paper and Long-Term Debt

Our unsecured long-term debt issuances during the six months ended August 2, 2025 were as follows:

Debt Issuances (dollars in millions)
Issuance Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
March 2025	April 2035	$1,000	5.00%
June 2025	June 2028	500	4.35
June 2025	February 2036	500	5.25

Our unsecured long-term debt repayments during the six months ended August 2, 2025 were as follows:

Debt Repayments (dollars in millions)
Repayment Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
April 2025	April 2025	$1,500	2.25%

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three and six months ended August 2, 2025, or August 3, 2024.

8. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.20 billion as of August 2, 2025, February 1, 2025, and August 3, 2024. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended August 2, 2025, and August 3, 2024.

TARGET CORPORATION	Q2 2025 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Debt (millions)	August 2, 2025	February 1, 2025	August 3, 2024
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,132	$2,069	$2,113
Cumulative hedging adjustments, included in carrying amount	(63)	(125)	(79)

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$6	$78	$62	$47
Hedged debt	(6)	(78)	(62)	(47)
Gain on cash flow hedges recognized in Net Interest Expense	6	6	12	12
Total	$6	$6	$12	$12

9. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Number of shares purchased	—	1.1	2.2	1.1
Average price paid per share (a)	$—	$145.94	$114.59	$145.94
Total investment (a)	$—	$155	$251	$155
(a)    Amounts include applicable excise tax and commissions.

10. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits (Income) / Expense		Three Months Ended		Six Months Ended
(millions)	Classification	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Service cost benefits earned	SG&A Expenses	$20	$19	$37	$39
Interest cost on projected benefit obligation	Net Other Income	42	42	84	83
Expected return on assets	Net Other Income	(68)	(70)	(135)	(140)
Prior service cost	Net Other Income	7	8	7	8
Total		$1	$(1)	$(7)	$(10)

TARGET CORPORATION	Q2 2025 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
11. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2025	$266	$(27)	$(697)	$(458)
Other comprehensive (loss) income before reclassifications	(1)	—	—	(1)
Amounts reclassified	(9)	—	—	(9)
August 2, 2025	$256	$(27)	$(697)	$(468)
Note: Amounts are net of tax.

12. Segment Reporting

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

Business Segment Results	Three Months Ended		Six Months Ended
(millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$25,211	$25,452	$49,057	$49,983
Cost of sales
Merchandising cost of sales	16,177	16,093	31,531	31,939
Supply chain and digital fulfillment costs	1,726	1,733	3,500	3,358
Total cost of sales	17,903	17,826	35,031	35,297
Selling, general and administrative expenses (a)	5,359	5,365	9,950	10,511
Depreciation and amortization (exclusive of depreciation included in cost of sales)	632	626	1,287	1,244
Operating income	1,317	1,635	2,789	2,931
Net interest expense	116	110	232	216
Net other income	(17)	(20)	(43)	(49)
Earnings before income taxes	1,218	1,545	2,600	2,764
Provision for income taxes	283	353	629	630
Net earnings	$935	$1,192	$1,971	$2,134
(a)For the six months ended August 2, 2025, includes $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters. Note 3 provides additional information.

TARGET CORPORATION	Q2 2025 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2025 included the following notable items:

•GAAP diluted earnings per share and Adjusted EPS1 were $2.05.
•Net Sales were $25.2 billion, a decrease of 0.9 percent from the comparable prior-year period.
•Comparable sales decreased 1.9 percent, reflecting a 1.3 percent decrease in traffic and a 0.6 percent decrease in average transaction amount.
◦Comparable stores-originated sales declined 3.2 percent.
◦Comparable digitally-originated sales increased 4.3 percent.
•Operating income of $1.3 billion was 19.4 percent lower than the comparable prior-year period.

Earnings Per Share	Three Months Ended			Six Months Ended
	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
GAAP diluted earnings per share	$2.05	$2.57	(20.2)%	$4.32	$4.60	(6.1)%
Adjustments	—	—		(0.97)	—
Adjusted diluted earnings per share	$2.05	$2.57	(20.2)%	$3.35	$4.60	(27.1)%
1Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 21.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended August 2, 2025, after-tax ROIC was 14.3 percent, compared with 16.6 percent for the trailing twelve months ended August 3, 2024. The calculation of ROIC is provided on page 22.

Business Environment

In April 2025, the U.S. imposed a range of tariffs on the vast majority of products manufactured in foreign countries and jurisdictions, and subsequently imposed incremental tariffs, paused, modified, or issued specific exceptions to recently imposed tariffs, and indicated that the U.S. is actively negotiating country-specific agreements that it expects will result in changes to imposed tariff rates. Approximately one-half of the merchandise we offer is sourced from outside the U.S., either directly or indirectly, with China as our single largest source of merchandise we import.

We are closely monitoring the evolving consumer and regulatory landscape and adjusting plans as needed, including, but not limited to, vendor negotiations, assortment changes, movements in country of production, adjustments in order unit quantities and timing, and pricing strategies. The Gross Margin Rate section below provides additional information about the impact of such actions.

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

TARGET CORPORATION	Q2 2025 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Net sales	$25,211	$25,452	(0.9)%	49,057	$49,983	(1.9)%
Cost of sales (a)	17,903	17,826	0.4	35,031	35,297	(0.8)
SG&A expenses (a)	5,359	5,365	(0.1)	9,950	10,511	(5.3)
Depreciation and amortization (exclusive of depreciation included in cost of sales)	632	626	0.9	1,287	1,244	3.4
Operating income	$1,317	$1,635	(19.4)%	$2,789	$2,931	(4.8)%

Rate Analysis	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gross margin rate (a)	29.0%	30.0%	28.6%	29.4%
SG&A expense rate (a)	21.3	21.1	20.3	21.0
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.5	2.6	2.5
Operating income margin rate	5.2	6.4	5.7	5.9
(a)Reflects the impact of a reclassification of prior year amounts, which were not material, to conform with current year presentation.
Note: Gross margin (GM) is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales. We updated the prior period gross margin rate to conform to the current year calculation, which resulted in an approximate 1 percentage point increase in our gross margin rate for the 2024 periods presented.

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

TARGET CORPORATION	Q2 2025 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Comparable Sales	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Comparable sales change	(1.9)%	2.0%	(2.8)%	(0.9)%
Drivers of change in comparable sales
Number of transactions (traffic)	(1.3)	3.0	(1.8)	0.6
Average transaction amount	(0.6)	(0.9)	(1.0)	(1.4)

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stores originated comparable sales change	(3.2)%	0.7%	(4.4)%	(2.1)%
Digitally originated comparable sales change	4.3	8.7	4.5	5.0

Merchandise Sales by Channel	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stores originated	81.1%	82.1%	80.7%	81.9%
Digitally originated	18.9	17.9	19.3	18.1
Total	100%	100%	100%	100%

Merchandise Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stores	97.7%	97.9%	97.7%	97.8%
Other	2.3	2.1	2.3	2.2
Total	100%	100%	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

Merchandise Sales by Product Category	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Apparel & accessories	16%	17%	16%	17%
Beauty	14	14	14	13
Food & beverage	23	22	24	23
Hardlines	14	13	14	13
Home furnishings & décor	15	16	14	15
Household essentials	18	18	18	19
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

TARGET CORPORATION	Q2 2025 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
We monitor the percentage of purchases that are paid for using Target Circle Cards™ (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on our Target Circle Cards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended August 2, 2025, and August 3, 2024, total Target Circle Card Penetration was 16.9 percent and 17.7 percent, respectively. For the six months ended August 2, 2025, and August 3, 2024, total Target Circle Card Penetration was 17.1 percent and 17.9 percent, respectively.

TARGET CORPORATION	Q2 2025 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date
For the three months ended August 2, 2025, our gross margin rate was 29.0 percent compared with 30.0 percent in the comparable prior-year period. The decrease reflected the net impact of
•merchandising, including higher markdown rates and purchase order cancellation costs1, partially offset by growth in advertising and other revenues;
•changes in category sales mix; and
•lower inventory shrink.

Year-to-Date

For the six months ended August 2, 2025, our gross margin rate was 28.6 percent compared with 29.4 percent in the comparable prior-year period. The decrease reflected the net impact of
•merchandising activities, including higher markdown rates and purchase order cancellation costs1, partially offset by growth in advertising and other revenues;
•higher supply chain and digital fulfillment costs, partially due to to new supply chain facilities;
•changes in category sales mix; and
•lower inventory shrink.

1 The Business Environment section provides additional information.

TARGET CORPORATION	Q2 2025 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Selling, General, and Administrative Expense Rate

For the three months ended August 2, 2025, our SG&A expense rate was 21.3 percent compared with 21.1 percent for the comparable prior-year period, reflecting the deleveraging impact of lower Net Sales. Higher remodel-related expenses during the three months ended August 2, 2025, were offset by the net impact of cost savings.

For the six months ended August 2, 2025, our SG&A expense rate was 20.3 percent compared with 21.0 percent for the comparable prior-year period. The decrease reflected a favorable impact of interchange fee settlements during the first quarter of 2025 of approximately 1.2 percentage points, as further described in Note 3, partially offset by the deleveraging impact of lower Net Sales, and the net impact of other costs.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Beginning store count	1,981	1,963	1,978	1,956
Opened	1	3	4	10
Closed	—	—	—	—
Ending store count	1,982	1,966	1,982	1,966

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	August 2, 2025	February 1, 2025	August 3, 2024	August 2, 2025	February 1, 2025	August 3, 2024
170,000 or more sq. ft.	273	273	273	48,824	48,824	48,824
50,000 to 169,999 sq. ft.	1,562	1,559	1,549	195,436	195,050	193,705
49,999 or less sq. ft.	147	146	144	4,445	4,404	4,334
Total	1,982	1,978	1,966	248,705	248,278	246,863
(a)In thousands; reflects total square feet less office, supply chain facility, and vacant space.

TARGET CORPORATION	Q2 2025 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

Net interest expense was $116 million and $232 million for the three and six months ended August 2, 2025, respectively, compared with $110 million and $216 million in the comparable prior-year periods. The increase was primarily due to higher average debt levels.

Provision for Income Taxes

Our effective income tax rates for the three and six months ended August 2, 2025, were 23.2 percent and 24.2 percent, respectively, compared with 22.9 percent and 22.8 percent in the comparable prior-year periods. For the three month period, the increase is driven by the impact of Pillar Two global minimum taxes. For the six month period, the increase reflects discrete tax expense in the current year, primarily related to share-based compensation, and the impact of Pillar Two global minimum taxes.

On July 4, 2025, the U.S. enacted new legislation that includes several U.S. corporate tax provisions, including restoring immediate deductibility of certain capital expenditures, restoring full expensing of domestic research and development costs, and changes in the computations of U.S. taxation on international earnings. We expect the provisions of the legislation to result in a favorable timing shift in our U.S. cash tax payments, with no material impact on our income tax expense.

TARGET CORPORATION	Q2 2025 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended			Three Months Ended
	August 2, 2025			August 3, 2024
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP and Adjusted EPS			$2.05			$2.57

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended			Six Months Ended
	August 2, 2025			August 3, 2024
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$4.32			$4.60
Adjustments
Interchange fee settlements (a)	$(593)	$(441)	$(0.97)	$—	$—	$—
Adjusted EPS			$3.35			$4.60
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

EBIT and EBITDA	Three Months Ended			Six Months Ended
(dollars in millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Net earnings	$935	$1,192	(21.5)%	$1,971	$2,134	(7.6)%
+ Provision for income taxes	283	353	(19.9)	629	630	(0.2)
+ Net interest expense	116	110	6.3	232	216	7.5
EBIT	$1,334	$1,655	(19.3)%	$2,832	$2,980	(5.0)%
+ Total depreciation and amortization (a)	770	743	3.6	1,558	1,461	6.6
EBITDA	$2,104	$2,398	(12.2)%	$4,390	$4,441	(1.2)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q2 2025 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	August 2, 2025	August 3, 2024 (a)
Operating income	$5,425	$6,113
+ Net other income	99	102
EBIT	5,524	6,215
+ Operating lease interest (b)	166	146
- Income taxes (c)	1,305	1,427
Net operating profit after taxes	$4,385	$4,934

Denominator	August 2, 2025	August 3, 2024	July 29, 2023
Current portion of long-term debt and other borrowings	$1,136	$1,640	$1,106
+ Noncurrent portion of long-term debt	15,320	13,654	14,926
+ Shareholders' investment	15,420	14,429	11,990
+ Operating lease liabilities (d)	3,883	3,786	3,104
- Cash and cash equivalents	4,341	3,497	1,617
Invested capital	$31,418	$30,012	$29,509
Average invested capital (e)	$30,715	$29,760

After-tax return on invested capital (f)	14.3%	16.6%
(a)The trailing twelve months ended August 3, 2024, consisted of 53 weeks compared with 52 weeks in the current-year period.
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
(c)Calculated using the effective tax rates, which were 22.9 percent and 22.4 percent for the trailing twelve months ended August 2, 2025, and August 3, 2024, respectively. For the trailing twelve months ended August 2, 2025, and August 3, 2024, includes tax effect of $1.3 billion and $1.4 billion, respectively, related to EBIT and $38 million and $33 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(f)For the trailing twelve months ended August 2, 2025, includes the impact of after-tax net gains on interchange fee settlements, which increased after-tax ROIC by 1.4 percentage points. Note 3 to the Financial Statements provides additional information.

TARGET CORPORATION	Q2 2025 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $4.3 billion, $4.8 billion, and $3.5 billion as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively. Our cash and cash equivalents balance includes short-term investments of $3.3 billion, $3.9 billion, and $2.5 billion as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $2.4 billion and $3.3 billion for the six months ended August 2, 2025, and August 3, 2024, respectively. The decrease reflects lower accounts payable leverage and the net earnings impact of lower sales, partially offset by gains on interchange fee settlements discussed in Note 3 to the Financial Statements.

Inventory

Inventory was $12.9 billion as of August 2, 2025, compared with $12.7 billion and $12.6 billion as of February 1, 2025, and August 3, 2024, respectively. The increase compared to August 3, 2024, reflects higher merchandise costs and continued investment in frequency categories.

Investing Cash Flows

Cash required for investing activities increased to $1.9 billion for the six months ended August 2, 2025, compared to $1.3 billion for the six months ended August 3, 2024, due to higher capital expenditures.

Dividends

We paid dividends totaling $509 million ($1.12 per share) and $1,019 million ($2.24 per share) for the three and six months ended August 2, 2025, respectively, and $509 million ($1.10 per share) and $1,017 million ($2.20 per share) for the three and six months ended August 3, 2024, respectively, a per share increase of 1.8 percent. We declared dividends totaling $529 million ($1.14 per share) during the second quarter of 2025 and $527 million ($1.12 per share) during the second quarter of 2024, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We deployed $251 million to repurchase shares during the six months ended August 2, 2025. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 9 to the Financial Statements for more information.

TARGET CORPORATION	Q2 2025 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 2, 2025, our credit ratings were as follows:

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

We issued $1.0 billion of unsecured debt in both March and June 2025, and repaid $1.5 billion of unsecured debt in April 2025. Note 7 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2025 and October 2028, respectively, provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility at any time during 2025 or 2024. There was no commercial paper outstanding as of either August 2, 2025, or August 3, 2024. Note 7 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 2, 2025, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2025 Form 10-Q	24

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD-LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TARGET CORPORATION	Q2 2025 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended August 2, 2025, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 33.2 million shares of common stock for a total investment of $6.6 billion. As of August 2, 2025, the dollar value of shares that may yet be purchased under the program is $8.4 billion. There were no Target common stock purchases made during the three months ended August 2, 2025, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2025 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
10.23	**	Transition Agreement, dated as of May 20, 2025, among Target Corporation, Target Enterprise, Inc., and A. Christina Hennington
10.24	**	Transition Agreement, dated as of May 20, 2025, among Target Corporation, Target Enterprise, Inc., and Amy Tu
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q2 2025 Form 10-Q	27

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 29, 2025	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)

TARGET CORPORATION	Q2 2025 Form 10-Q	28