Form 10-Q
period 2025-11-01
TARGET CORP
filed 2025-11-26
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at November 19, 2025, were 452,806,418.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(millions, except per share data) (unaudited)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$25,270	$25,668	$74,327	$75,651
Cost of sales	18,137	18,402	53,168	53,700
Selling, general, and administrative expenses	5,536	5,459	15,486	15,969
Depreciation and amortization (exclusive of depreciation included in cost of sales)	649	639	1,936	1,883
Operating income	948	1,168	3,737	4,099
Net interest expense	115	105	346	321
Net other income	(26)	(28)	(68)	(77)
Earnings before income taxes	859	1,091	3,459	3,855
Provision for income taxes	170	237	799	867
Net earnings	$689	$854	$2,660	$2,988
Basic earnings per share	$1.52	$1.86	$5.85	$6.47
Diluted earnings per share	$1.51	$1.85	$5.84	$6.45
Weighted average common shares outstanding
Basic	453.7	460.1	454.4	461.6
Diluted	455.1	461.5	455.7	462.9
Antidilutive shares	2.3	0.5	2.3	0.5

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions) (unaudited)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net earnings	$689	$854	$2,660	$2,988
Other comprehensive (loss) / income, net of tax
Cash flow hedges and currency translation adjustment	(3)	(4)	(13)	(14)
Other comprehensive loss	(3)	(4)	(13)	(14)
Comprehensive income	$686	$850	$2,647	$2,974

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Cash and cash equivalents	$3,822	$4,762	$3,433
Inventory	14,896	12,740	15,165
Other current assets	1,984	1,952	1,956
Total current assets	20,702	19,454	20,554
Property and equipment, net	33,710	33,022	32,931
Operating lease assets	3,739	3,763	3,513
Other noncurrent assets	1,840	1,530	1,533
Total assets	$59,991	$57,769	$58,531
Liabilities and shareholders’ investment
Accounts payable	$13,792	$13,053	$14,419
Accrued and other current liabilities	6,317	6,110	5,738
Current portion of long-term debt and other borrowings	1,133	1,636	1,635
Total current liabilities	21,242	20,799	21,792
Long-term debt and other borrowings	15,366	14,304	14,346
Noncurrent operating lease liabilities	3,542	3,582	3,418
Deferred income taxes	2,279	2,303	2,419
Other noncurrent liabilities	2,061	2,115	2,067
Total noncurrent liabilities	23,248	22,304	22,250
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	7,157	6,996	6,916
Retained earnings	8,777	8,090	8,009
Accumulated other comprehensive loss	(471)	(458)	(474)
Total shareholders’ investment	15,501	14,666	14,489
Total liabilities and shareholders’ investment	$59,991	$57,769	$58,531
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 452,796,520, 455,566,995, and 459,244,995 shares issued and outstanding as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Nine Months Ended
(millions) (unaudited)	November 1, 2025	November 2, 2024
Operating activities
Net earnings	$2,660	$2,988
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,331	2,215
Share-based compensation expense	197	229
Deferred income taxes	(21)	(58)
Noncash (gains) / losses and other, net	8	(1)
Changes in operating accounts:
Inventory	(2,156)	(3,279)
Other assets	(294)	(265)
Accounts payable	658	2,362
Accrued and other liabilities	102	(113)
Cash provided by operating activities	3,485	4,078
Investing activities
Expenditures for property and equipment	(2,842)	(1,968)
Other	52	26
Cash required for investing activities	(2,790)	(1,942)
Financing activities
Additions to long-term debt	1,984	741
Reductions of long-term debt	(1,609)	(1,112)
Dividends paid	(1,537)	(1,533)
Repurchase of stock	(408)	(506)
Shares withheld for taxes on share-based compensation	(65)	(98)
Cash required for financing activities	(1,635)	(2,508)
Net decrease in cash and cash equivalents	(940)	(372)
Cash and cash equivalents at beginning of period	4,762	3,805
Cash and cash equivalents at end of period	$3,822	$3,433
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$100	$312
Leased assets obtained in exchange for new operating lease liabilities	291	416

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	942	—	942
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared, $1.10 per share	—	—	—	(516)	—	(516)
Share-based compensation	0.9	1	(14)	—	—	(13)
May 4, 2024	462.6	$39	$6,747	$7,519	$(465)	$13,840
Net earnings	—	—	—	1,192	—	1,192
Other comprehensive loss	—	—	—	—	(5)	(5)
Dividends declared, $1.12 per share	—	—	—	(527)	—	(527)
Repurchase of stock	(1.1)	(1)	—	(154)	—	(155)
Share-based compensation	0.1	—	84	—	—	84
August 3, 2024	461.6	$38	$6,831	$8,030	$(470)	$14,429
Net earnings	—	—	—	854	—	854
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(521)	—	(521)
Repurchase of stock	(2.4)	—	—	(354)	—	(354)
Share-based compensation	—	—	85	—	—	85
November 2, 2024	459.2	$38	$6,916	$8,009	$(474)	$14,489
Net earnings	—	—	—	1,103	—	1,103
Other comprehensive income	—	—	—	—	16	16
Dividends declared, $1.12 per share	—	—	—	(516)	—	(516)
Repurchase of stock	(3.7)	—	—	(506)	—	(506)
Share-based compensation	0.1	—	80	—	—	80
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666

TARGET CORPORATION	Q3 2025 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	1,036	—	1,036
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(515)	—	(515)
Repurchase of stock	(2.2)	—	—	(251)	—	(251)
Share-based compensation	1.0	—	15	—	—	15
May 3, 2025	454.4	$38	$7,011	$8,360	$(462)	$14,947
Net earnings	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends declared, $1.14 per share	—	—	—	(529)	—	(529)
Share-based compensation	—	—	73	—	—	73
August 2, 2025	454.4	$38	$7,084	$8,766	$(468)	$15,420
Net earnings	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Repurchase of stock	(1.7)	—	—	(152)	—	(152)
Share-based compensation	0.1	—	73	—	—	73
November 1, 2025	452.8	$38	$7,157	$8,777	$(471)	$15,501

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q3 2025 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q3 2025 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales	Three Months Ended		Nine Months Ended
(millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Apparel & accessories (a)	$3,838	$4,003	$11,635	$12,161
Beauty (b)	3,232	3,226	9,729	9,729
Food & beverage (c)	6,008	5,917	17,499	17,308
Hardlines (d)	3,190	3,152	9,786	9,634
Home furnishings & décor (e)	3,908	4,185	10,789	11,612
Household essentials (f)	4,542	4,715	13,321	13,828
Other merchandise sales	34	30	117	120
Merchandise sales	24,752	25,228	72,876	74,392
Advertising revenue	241	167	621	459
Credit card profit sharing	119	148	395	433
Other	158	125	435	367
Net sales	$25,270	$25,668	$74,327	$75,651
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

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of November 1, 2025, February 1, 2025, and November 2, 2024, the accrual for estimated returns was $187 million, $172 million, and $204 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	February 1, 2025	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	November 1, 2025
(millions)
Gift card liability (a)	$1,209	$461	$(746)	$924
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

TARGET CORPORATION	Q3 2025 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

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

4. Business Transformation Costs

In May 2025, we announced a multi-year initiative to transform various aspects of our business—including our organizational structure, processes, and technology—to enable greater agility and optimize the use of the Company's assets. Costs incurred in connection with our business transformation initiative include the following:

•Severance and Related Costs — In October 2025, we reduced our headquarters workforce. As a result, we recognized $115 million of severance and related costs within SG&A during the three and nine months ended November 1, 2025. The majority of these costs are expected to be paid during the fourth quarter of 2025.

•Asset-Related Charges — For the three and nine months ended November 1, 2025, we recognized $46 million of impairments and other charges associated with the termination of a commercial partnership. Note 6 provides additional information regarding impairment charges.

TARGET CORPORATION	Q3 2025 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$2,894	$3,893	$2,456
Prepaid forward contracts	Other Current Assets	Level 1	16	23	26
Interest rate swaps	Other Noncurrent Assets	Level 2	2	—	—
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	1	—	—
Interest rate swaps	Other Noncurrent Liabilities	Level 2	47	125	105

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	November 1, 2025		February 1, 2025		November 2, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,396	$13,790	$13,904	$12,953	$13,901	$13,029
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

6. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $35 million and $69 million for the three and nine months ended November 1, 2025, and $1 million and $37 million for the three and nine months ended November 2, 2024. These impairment charges are included in SG&A Expenses.

7. Supplier Finance Programs

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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.4 billion, $3.7 billion, and $4.7 billion as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. These outstanding vendor obligations do not represent actual early payments made under supplier finance programs, which have historically been lower.

TARGET CORPORATION	Q3 2025 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
8. Commercial Paper and Long-Term Debt

Our unsecured long-term debt issuances during the nine months ended November 1, 2025 were as follows:

Debt Issuances (dollars in millions)
Issuance Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
March 2025	April 2035	$1,000	5.00%
June 2025	June 2028	500	4.35
June 2025	February 2036	500	5.25

Our unsecured long-term debt repayments during the nine months ended November 1, 2025 were as follows:

Debt Repayments (dollars in millions)
Repayment Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
April 2025	April 2025	$1,500	2.25%

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three and nine months ended November 1, 2025, or November 2, 2024.

In October 2025, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2026 and terminated our prior 364-day facility. No balances were outstanding under our credit facilities at any time during 2025 or 2024.

9. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 5 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.20 billion as of November 1, 2025, February 1, 2025, and November 2, 2024. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and nine months ended November 1, 2025, and November 2, 2024.

Effect of Hedges on Debt (millions)	November 1, 2025	February 1, 2025	November 2, 2024
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,148	$2,069	$2,088
Cumulative hedging adjustments, included in carrying amount	(46)	(125)	(105)

TARGET CORPORATION	Q3 2025 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Effect of Hedges on Net Interest Expense	Three Months Ended		Nine Months Ended
(millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$16	$(26)	$78	$21
Hedged debt	(16)	26	(78)	(21)
Gain on cash flow hedges recognized in Net Interest Expense	6	6	18	18
Total	$6	$6	$18	$18

10. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(millions, except per share data)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Number of shares purchased	1.7	2.4	3.8	3.5
Average price paid per share (a)	$91.59	$147.43	$104.70	$146.97
Total investment (a)	$152	$354	$403	$509
(a)    Amounts include applicable excise tax and commissions.

11. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits (Income) / Expense		Three Months Ended		Nine Months Ended
(millions)	Classification	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Service cost benefits earned	SG&A Expenses	$18	$19	$55	$58
Interest cost on projected benefit obligation	Net Other Income	42	41	126	124
Expected return on assets	Net Other Income	(68)	(69)	(203)	(209)
Amortization of losses	Net Other Income	1	—	1	—
Prior service cost	Net Other Income	—	—	7	8
Total		$(7)	$(9)	$(14)	$(19)

12. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
February 1, 2025	$266	$(27)	$(697)	$(458)
Other comprehensive (loss) income before reclassifications	(1)	1	—	—
Amounts reclassified	(13)	—	—	(13)
November 1, 2025	$252	$(26)	$(697)	$(471)
Note: Amounts are net of tax.

TARGET CORPORATION	Q3 2025 Form 10-Q	13

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
13. Segment Reporting

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

Business Segment Results	Three Months Ended		Nine Months Ended
(millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$25,270	$25,668	$74,327	$75,651
Cost of sales
Merchandising cost of sales	16,261	16,447	47,793	48,386
Supply chain and digital fulfillment costs	1,876	1,955	5,375	5,314
Total cost of sales	18,137	18,402	53,168	53,700
Selling, general and administrative expenses (a)	5,536	5,459	15,486	15,969
Depreciation and amortization (exclusive of depreciation included in cost of sales)	649	639	1,936	1,883
Operating income (a)	948	1,168	3,737	4,099
Net interest expense	115	105	346	321
Net other income	(26)	(28)	(68)	(77)
Earnings before income taxes	859	1,091	3,459	3,855
Provision for income taxes	170	237	799	867
Net earnings	$689	$854	$2,660	$2,988
(a)For the three and nine months ended November 1, 2025, includes $161 million related to business transformation costs described in Note 4. For the nine months ended November 1, 2025, includes $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters. Note 3 provides additional information.

TARGET CORPORATION	Q3 2025 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2025 included the following notable items:

•GAAP diluted earnings per share were $1.51 and Adjusted EPS1 were $1.78.
•Net Sales were $25.3 billion, a decrease of 1.5 percent from the comparable prior-year period.
•Comparable sales decreased 2.7 percent, reflecting a 2.2 percent decrease in traffic and a 0.5 percent decrease in average transaction amount.
◦Comparable stores-originated sales declined 3.8 percent.
◦Comparable digitally-originated sales increased 2.4 percent.
•Operating income of $0.9 billion was 18.9 percent lower than the comparable prior-year period.

Earnings Per Share	Three Months Ended			Nine Months Ended
	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
GAAP diluted earnings per share	$1.51	$1.85	(18.2)%	$5.84	$6.45	(9.6)%
Adjustments	0.26	—		(0.71)	—
Adjusted diluted earnings per share	$1.78	$1.85	(3.9)%	$5.13	$6.45	(20.5)%
Note: Amounts may not foot due to rounding.
1Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 22.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended November 1, 2025, after-tax ROIC was 13.4 percent, compared with 15.9 percent for the trailing twelve months ended November 2, 2024. The calculation of ROIC is provided on page 23.

Business Environment

In April 2025, the U.S. imposed a range of tariffs on the vast majority of products manufactured in foreign countries and jurisdictions, and subsequently imposed incremental tariffs, paused, modified, or issued specific exceptions to recently imposed tariffs. The U.S. has indicated that it is actively negotiating or expects to negotiate country-specific agreements that it expects will result in changes to imposed tariff rates. Approximately one-half of the merchandise we offer is sourced from outside the U.S., either directly or through our vendors, with China as the single largest source of merchandise we import.

We are closely monitoring the evolving consumer and regulatory landscape and adjusting plans as needed. The collective interaction of tariffs, sourcing strategies, pricing actions, consumer response and behaviors, and other factors, could materially impact our sales and results of operations in future periods.

Business Transformation Initiatives

In May 2025, we announced a multi-year initiative to transform various aspects of our business—including our organizational structure, processes, and technology—to enable greater agility and optimize the use of the Company's assets. The three months ended November 1, 2025, included costs and charges related to our business transformation initiatives, including a reduction in our headquarters workforce. Note 4 to the Financial Statements provides additional information.

We may incur additional business transformation costs and charges in future periods, which may adversely affect our results of operations and financial condition; however, we cannot reasonably estimate the amount of such costs and charges at this time.

TARGET CORPORATION	Q3 2025 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(dollars in millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
Net sales	$25,270	$25,668	(1.5)%	$74,327	$75,651	(1.7)%
Cost of sales (a)	18,137	18,402	(1.4)	53,168	53,700	(1.0)
SG&A expenses (a)(b)	5,536	5,459	1.4	15,486	15,969	(3.0)
Depreciation and amortization (exclusive of depreciation included in cost of sales)	649	639	1.7	1,936	1,883	2.8
Operating income (b)	$948	$1,168	(18.9)%	$3,737	$4,099	(8.8)%

Rate Analysis	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gross margin rate (a)	28.2%	28.3%	28.5%	29.0%
SG&A expense rate (a)(b)	21.9	21.3	20.8	21.1
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.6	2.5	2.6	2.5
Operating income margin rate (b)	3.8	4.6	5.0	5.4
(a)Reflects the impact of a reclassification of prior year amounts, which were not material, to conform with current year presentation.
(b)SG&A Expenses and Operating Income for the three and nine months ended November 1, 2025, include certain business transformation costs described in Note 4 to the Financial Statements. For the nine months ended November 1, 2025, SG&A Expenses and Operating Income also include gains related to interchange fee settlements described in Note 3. These discretely managed items resulted in a net impact to the SG&A Expense Rate of 0.6 and (0.6) percentage points for the three and nine months ended November 1, 2025, respectively, with an inverse impact on the Operating Income Margin Rate in the respective periods. The Reconciliation of Non-GAAP Adjusted EPS tables provide additional information.

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

TARGET CORPORATION	Q3 2025 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
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

Comparable Sales	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Comparable sales change	(2.7)%	0.3%	(2.8)%	(0.5)%
Drivers of change in comparable sales
Number of transactions (traffic)	(2.2)	2.4	(1.9)	1.1
Average transaction amount	(0.5)	(2.0)	(0.9)	(1.6)

Comparable Sales by Channel	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stores originated comparable sales change	(3.8)%	(1.9)%	(4.2)%	(2.0)%
Digitally originated comparable sales change	2.4	10.8	3.8	6.9

Merchandise Sales by Channel	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stores originated	80.7%	81.5%	80.7%	81.8%
Digitally originated	19.3	18.5	19.3	18.2
Total	100%	100%	100%	100%

Merchandise Sales by Fulfillment Channel	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stores	97.7%	97.7%	97.7%	97.8%
Other	2.3	2.3	2.3	2.2
Total	100%	100%	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

Merchandise Sales by Product Category	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Apparel & accessories	16%	16%	16%	16%
Beauty	13	13	13	13
Food & beverage	24	23	24	23
Hardlines	13	12	14	13
Home furnishings & décor	16	17	15	16
Household essentials	18	19	18	19
Total	100%	100%	100%	100%

TARGET CORPORATION	Q3 2025 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

We monitor the percentage of purchases that are paid for using Target Circle™ Cards (Target Circle Card Penetration) because our internal analysis has indicated that a meaningful portion of the incremental purchases on our Target Circle Cards are also incremental sales for Target. Guests receive a 5 percent discount on virtually all purchases when they use a Target Circle Card at Target. For the three months ended November 1, 2025, and November 2, 2024, total Target Circle Card Penetration was 16.9 percent and 17.7 percent, respectively. For the nine months ended November 1, 2025, and November 2, 2024, total Target Circle Card Penetration was 17.0 percent and 17.8 percent, respectively.

TARGET CORPORATION	Q3 2025 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date
For the three months ended November 1, 2025, our gross margin rate was 28.2 percent compared with 28.3 percent in the comparable prior-year period. The decrease reflected the net impact of
•merchandising, primarily due to higher markdown rates partially offset by growth in advertising and other revenues;
•lower inventory shrink; and
•lower supply chain and digital fulfillment costs, reflecting the comparison over costs in 2024 related to timing of receipts and elevated inventory, combined with the benefit of productivity improvements at supply chain facilities and in digital fulfillment, partially offset by the deleveraging impact of lower sales.

Year-to-Date

For the nine months ended November 1, 2025, our gross margin rate was 28.5 percent compared with 29.0 percent in the comparable prior-year period. The decrease reflected the net impact of
•merchandising activities, including higher markdown rates and purchase order cancellation costs, partially offset by growth in advertising and other revenues;
•higher supply chain and digital fulfillment costs, partially due to the combined impact of investments in new supply chain facilities and the deleveraging impact of lower sales; and
•lower inventory shrink.

TARGET CORPORATION	Q3 2025 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Selling, General, and Administrative Expense Rate

For the three months ended November 1, 2025, our SG&A expense rate was 21.9 percent compared with 21.3 percent for the comparable prior-year period. The increase reflected business transformation costs of approximately 0.6 percentage points. The deleveraging impact of lower Net Sales was offset by a reduction in other costs, including lower incentive compensation expense.

For the nine months ended November 1, 2025, our SG&A expense rate was 20.8 percent compared with 21.1 percent for the comparable prior-year period. The decrease reflected a favorable impact of interchange fee settlements during the first quarter of 2025 of approximately 0.8 percentage points. This rate benefit was partially offset by the deleveraging impact of lower Net Sales, and the net impact of other costs, including 0.2 percentage points related to business transformation costs.

Interchange fee settlements and business transformation costs are further described in Notes 3 and 4, respectively, to the Financial Statements.

Store Data

Change in Number of Stores	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Beginning store count	1,982	1,966	1,978	1,956
Opened	14	13	18	23
Closed	(1)	(1)	(1)	(1)
Ending store count	1,995	1,978	1,995	1,978

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	November 1, 2025	February 1, 2025	November 2, 2024	November 1, 2025	February 1, 2025	November 2, 2024
170,000 or more sq. ft.	273	273	273	48,824	48,824	48,824
50,000 to 169,999 sq. ft.	1,576	1,559	1,559	197,274	195,050	195,050
49,999 or less sq. ft.	146	146	146	4,420	4,404	4,404
Total	1,995	1,978	1,978	250,518	248,278	248,278
(a)In thousands; reflects total square feet less office, supply chain facility, and vacant space.

TARGET CORPORATION	Q3 2025 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

Net interest expense was $115 million and $346 million for the three and nine months ended November 1, 2025, respectively, compared with $105 million and $321 million in the comparable prior-year periods. The increase was primarily due to higher average debt levels.

Provision for Income Taxes

Our effective income tax rates for the three and nine months ended November 1, 2025, were 19.8 percent and 23.1 percent, respectively, compared with 21.7 percent and 22.5 percent in the comparable prior-year periods. For the three month period, the decrease primarily reflects benefits from tax credits in the current year. For the nine month period, the increase reflects discrete tax expense in the current year related to share-based compensation and global minimum taxes, partially offset by benefits from tax credits.

TARGET CORPORATION	Q3 2025 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	November 1, 2025			November 2, 2024
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$1.51			$1.85
Adjustments
Business transformation costs (a)	$161	$120	$0.26	$—	$—	$—
Adjusted EPS			$1.78			$1.85

Reconciliation of Non-GAAP Adjusted EPS	Nine Months Ended
	November 1, 2025			November 2, 2024
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$5.84			$6.45
Adjustments
Business transformation costs (a)	$161	$120	$0.26	$—	$—	$—
Interchange fee settlements (b)	(593)	(441)	(0.97)	—	—	—
Adjusted EPS			$5.13			$6.45
Note: Amounts may not foot due to rounding.
(a)Note 4 to the Financial Statements provides additional information.
(b)Note 3 to the Financial Statements provides additional information.

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

EBIT and EBITDA	Three Months Ended			Nine Months Ended
(dollars in millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
Net earnings	$689	$854	(19.3)%	$2,660	$2,988	(11.0)%
+ Provision for income taxes	170	237	(28.4)	799	867	(7.9)
+ Net interest expense	115	105	8.5	346	321	7.8
EBIT	$974	$1,196	(18.7)%	$3,805	$4,176	(8.9)%
+ Total depreciation and amortization (a)	773	754	2.6	2,331	2,215	5.2
EBITDA	$1,747	$1,950	(10.5)%	$6,136	$6,391	(4.0)%
(a)Represents total depreciation and amortization, including amounts classified within Depreciation and Amortization and within Cost of Sales.

TARGET CORPORATION	Q3 2025 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes

We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	November 1, 2025	November 2, 2024 (a)
Operating income	$5,204	$5,964
+ Net other income	97	105
EBIT	5,301	6,069
+ Operating lease interest (b)	167	157
- Income taxes (c)	1,238	1,403
Net operating profit after taxes	$4,230	$4,823

Denominator	November 1, 2025	November 2, 2024	October 28, 2023
Current portion of long-term debt and other borrowings	$1,133	$1,635	$1,112
+ Noncurrent portion of long-term debt	15,366	14,346	14,883
+ Shareholders' investment	15,501	14,489	12,514
+ Operating lease liabilities (d)	3,924	3,765	3,351
- Cash and cash equivalents	3,822	3,433	1,910
Invested capital	$32,102	$30,802	$29,950
Average invested capital (e)	$31,451	$30,376

After-tax return on invested capital (f)	13.4%	15.9%
(a)The trailing twelve months ended November 2, 2024, consisted of 53 weeks compared with 52 weeks in the current-year period.
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
(c)Calculated using the effective tax rates, which were 22.6 percent and 22.5 percent for the trailing twelve months ended November 1, 2025, and November 2, 2024, respectively. For the trailing twelve months ended November 1, 2025, and November 2, 2024, includes tax effect of $1.2 billion and $1.4 billion, respectively, related to EBIT and $38 million and $35 million, respectively, related to operating lease interest.
(d)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(e)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(f)For the trailing twelve months ended November 1, 2025, includes the impact of after-tax net gains on interchange fee settlements and business transformation costs, which had a net impact on after-tax ROIC of 1.0 percentage point. Notes 3 and 4 to the Financial Statements provide additional information.

TARGET CORPORATION	Q3 2025 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $3.8 billion, $4.8 billion, and $3.4 billion as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively. Our cash and cash equivalents balance includes short-term investments of $2.9 billion, $3.9 billion, and $2.5 billion as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $3.5 billion and $4.1 billion for the nine months ended November 1, 2025, and November 2, 2024, respectively. The decrease reflects lower net earnings, as well as the net impact of lower accounts payable leverage and inventory purchases in the current year.

Inventory

Inventory was $14.9 billion as of November 1, 2025, compared with $12.7 billion and $15.2 billion as of February 1, 2025, and November 2, 2024, respectively. The increase from February 1, 2025, primarily reflects the seasonal inventory build ahead of the November and December holiday sales period. The decrease compared to November 2, 2024, reflects alignment of inventory with sales trends, partially offset by higher merchandise costs.

Investing Cash Flows

Cash required for investing activities increased to $2.8 billion for the nine months ended November 1, 2025, compared to $1.9 billion for the nine months ended November 2, 2024, due to higher capital expenditures.

Dividends

We paid dividends totaling $518 million ($1.14 per share) and $1.5 billion ($3.38 per share) for the three and nine months ended November 1, 2025, respectively, and $516 million ($1.12 per share) and $1.5 billion ($3.32 per share) for the three and nine months ended November 2, 2024, respectively, a per share increase of 1.8 percent. We declared dividends totaling $526 million ($1.14 per share) during the third quarter of 2025 and $521 million ($1.12 per share) during the third quarter of 2024, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We deployed $403 million to repurchase shares during the nine months ended November 1, 2025. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 10 to the Financial Statements for more information.

TARGET CORPORATION	Q3 2025 Form 10-Q	24

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of November 1, 2025, our credit ratings were as follows:

Credit Ratings	Moody’s	S&P	Fitch
Long-term debt	A2	A	A
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit ratings will remain the same as described above.

We issued $1.0 billion of unsecured debt in both March and June 2025, and repaid $1.5 billion of unsecured debt in April 2025. Note 8 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2025, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2026 and terminated our prior 364-day credit facility. This credit facility and our $3.0 billion unsecured revolving credit facility that will expire in October 2028 provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility at any time during 2025 or 2024. There was no commercial paper outstanding as of either November 1, 2025, or November 2, 2024. Note 8 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of November 1, 2025, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q3 2025 Form 10-Q	25

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD-LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "anticipate," "believe," "could," “expect,” “may,” “might,” “seek,” "will," “would,” or similar words. The principal forward-looking statements in this report include statements regarding: our future financial and operational performance, changes in the consumer landscape, evolution in tariffs and global trade policy, the impacts of business transformation efforts, the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, and changes in our assumptions and expectations.

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

TARGET CORPORATION	Q3 2025 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 14, 2025, the United States District Court for the Middle District of Florida transferred the purported federal securities law class actions naming Target Corporation and current and former members of its Board of Directors to the United States District Court for the District of Minnesota. These proceedings, which were consolidated on July 24, 2025, relate to certain prior disclosures about risks related to Target’s environmental, social, and governance initiatives (including with respect to diversity, equity, and inclusion) and oversight of those risks. These proceedings were previously described in Target’s Annual Report on Form 10-K for the year ended February 1, 2025.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 34.8 million shares of common stock for a total investment of $6.7 billion. The table below presents information with respect to Target common stock purchases made during the three months ended November 1, 2025, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
Period
August 3, 2025 through August 30, 2025
Open market and privately negotiated purchases	96,300	$97.99	96,300	$8,405,041,035
August 31, 2025 through October 4, 2025
Open market and privately negotiated purchases	1,558,284	91.20	1,558,284	8,262,928,791
October 5, 2025 through November 1, 2025
Open market and privately negotiated purchases	—	—	—	8,262,928,791
Total	1,654,584	$91.59	1,654,584	$8,262,928,791

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q3 2025 Form 10-Q	27

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
10.20	**
364-Day Credit Agreement, dated as of October 9, 2025, among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent.

31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q3 2025 Form 10-Q	28

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: November 26, 2025	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)

TARGET CORPORATION	Q3 2025 Form 10-Q	29