Form 10-K
period 2026-01-31
TARGET CORP
filed 2026-03-11
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 2025, was $45,284,343,058 based on the closing price of $99.77 per share of common stock as reported on the New York Stock Exchange.
Total shares of common stock, par value $0.0833, outstanding as of March 4, 2026, were 452,855,589.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Target's Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III.

Table of Contents

TARGET CORPORATION	2025 Form 10-K	1

BUSINESS	Table of Contents

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

Strategy

Target’s strategy is grounded in our purpose to help all families discover the joy of everyday life and our ambition to be the most delightful experience in retail. We differentiate through design, style, and value, and a curated multi-category assortment delivered across stores and digital channels.

Our strategy is centered on four priorities.

Lead with Merchandising Authority. Curating design-led, trend-right assortments that combine quality, newness, and value. We focus on categories and brands where we can offer a distinctive and relevant experience for our guests.

Elevate the Guest Experience. Elevating the guest experience by making shopping easy, inspiring, and friendly. Our stores remain central to this strategy as destination-worthy environments and fulfillment hubs, complemented by digital channels that support discovery, inspiration, and flexibility.

Accelerate Technology to Enable Our Team and Delight Our Guests. Advancing technology, data and operational capabilities that enable personalization, improve execution, and support scalable growth.

Strengthen Our Team and Communities. Developing a future-ready workforce through skills, leadership, and tools that amplify human performance. We are also dedicated to working with communities and partners to make life better everywhere we do business, including continuation of our long history of financial giving and volunteering.

Through this strategy, we seek to strengthen relevance, deepen engagement, and deliver strong long-term financial performance.

TARGET CORPORATION	2025 Form 10-K	2

BUSINESS	Table of Contents

The vast majority of our Net Sales are generated by the sale of merchandise to customers. Our strategy continues to leverage stores as fulfillment hubs, with stores fulfilling more than 97 percent of total Merchandise Sales in each of the last three years, which provides convenience for our guests at a reduced fulfillment cost. In addition to Merchandise Sales, we generate revenue from other sources, most notably advertising revenue and credit card profit-sharing income. Note 2 to the Financial Statements provides more information.

Net Sales
(in billions)

2023 (53 weeks)	2024 (52 weeks)	2025 (52 weeks)

$107.4	$106.6	$104.8

Merchandise Sales
(in billions)
$105.8
$19.4
$86.4
2023 (a)
$104.8
$20.5
$84.3
2024
$102.7
$21.1
$81.6
2025
Stores Originated
Digitally Originated

(a)    2023 consisted of 53 weeks. The extra week in 2023 contributed $1.7 billion of Net Sales.

TARGET CORPORATION	2025 Form 10-K	3

BUSINESS	Table of Contents

Merchandise Sales by Fulfillment Channel

Financial Highlights

For information on key financial highlights, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Seasonality

A larger share of annual net sales are traditionally earned during the fourth quarter because it includes the November and December holiday sales period.

Merchandise

The majority of our stores offer a wide assortment of general merchandise and groceries. Most of our stores larger than 170,000 square feet offer a variety of general merchandise and a full line of groceries comparable to traditional supermarkets. Our digital channels include a wide merchandise assortment, including many items found in our stores, along with a complementary assortment sold by Target and third parties through our Target Plus digital marketplace. We manage our business across the six core merchandise categories shown below. Within categories, gross margins vary depending on the type of merchandise.

Merchandise Sales by Category

TARGET CORPORATION	2025 Form 10-K	4

BUSINESS	Table of Contents

A significant portion of our Merchandise Sales are from national brand merchandise. Approximately thirty percent of our Merchandise Sales come from our owned and exclusive brands, including, but not limited to, the brands listed below.

Owned Brands
A New Day™	Favorite Day™	Original Use™
All in Motion™	Figmint™	Pillowfort™
Art Class™	Future Collective™	Room Essentials™
Auden™	Gigglescape™	Shade & Shore™
Ava & Viv™	Good & Gather™	Sonia Kashuk™
Boots & Barkley™	Good Little Garden™	Spritz™
Brightroom™	Goodfellow & Co™	Sun Squad™
Bullseye's Playground™	Hearth & Hand™ with Magnolia	Threshold™
Casaluna™	Heyday™	Universal Thread™
Cat & Jack™	Hyde & EEK! Boutique™	up & up™
Cloud Island™	JoyLab™	Wild Fable™
Colsie™	Kindfull™	Wondershop™
dealworthy™	Market Pantry™
Embark™	Mondo Llama™
Everspring™	Open Story™

Exclusive Adult Beverage Brands
California Roots™	SunPop™	Wine Cube™
Jingle & Mingle™	The Collection™

We also sell merchandise through periodic exclusive design and creative partnerships, and shop-in-shop experiences, with partners such as Apple, Levi's, and Ulta Beauty, and generate revenue from in-store amenities such as Starbucks and Target Optical. CVS Pharmacy, Inc. (CVS) operates pharmacies and clinics in our stores under a perpetual operating agreement from which we generate annual occupancy income. In 2025, we reached a mutual agreement with Ulta Beauty to terminate our commercial shop-in-shop operating agreement when it expires in August 2026.

Global Sourcing, Import Operations, and Tariffs

Our global sourcing operations operate from offices in 13 countries and support the design, development, and manufacturing of merchandise sold across our stores and digital channels, with a particular focus on owned brands. These operations play critical roles in product quality and safety, cost management, and responsible sourcing practices.

Approximately one-half of the merchandise we offer is sourced from outside the United States, with China representing the largest country of origin for imported goods. We serve as the importer of record for most owned and exclusive, and certain national brand merchandise. As importer of record, we are responsible for customs compliance, including but not limited to, classification, import valuation, and payment of all applicable duties and fees.

We employ a range of tariff mitigation strategies, including supplier negotiations, sourcing diversification, and ongoing evaluation of assortment and pricing decisions. We also utilize permitted customs valuation methods, including the first sale methodology, for certain qualifying direct imports. We generally pay duties based on the price Target pays its vendors for the goods, and later seek refunds for qualifying transactions by filing first sale claims, a significant portion of which have processing and payment cycles that extend beyond one year.

TARGET CORPORATION	2025 Form 10-K	5

BUSINESS	Table of Contents

Other Capabilities

We generate revenue through a variety of other sources, including Roundel, which provides advertising services to vendors and other third parties, including marketplace sellers; credit card profit sharing related to our Target Circle Card program; our third-party digital marketplace, Target Plus; membership fees; and others.

Customer Loyalty Program

We seek to drive customer loyalty and trip frequency through our Target Circle™ program, which provides benefits to guests that vary depending on their engagement with the program through one or more of the following offerings:
•a free membership providing deals and bonuses including instant discounts and Target Circle Rewards offerings redeemable on future purchases;
•Target Circle Card1 offerings that provide a 5 percent discount on nearly all purchases, free standard and 2-day shipping on eligible items purchased through our digital channels, and extended returns; and/or
•a paid Target Circle 360™ membership that provides access to unlimited same-day delivery on eligible orders over $35 from Target and other retailers, in addition to free shipping and extended returns benefits generally consistent with our Target Circle Card offering, and exclusive member deals.

1Target Circle Card offerings include Target Debit Card, Target Credit Card, and Target MasterCard (collectively, Target Circle Cards).

Distribution

Most merchandise is distributed to our stores through our network of distribution centers. Common carriers ship merchandise to and from our distribution centers. Vendors or third-party distributors ship certain food and beverage items and other merchandise directly to our stores. Merchandise sold through our digital channels is distributed to our guests through guest pick-up at our stores, via common carriers (from stores, supply chain facilities, vendors, and third-party distributors), and same-day delivery. Our stores fulfill the majority of digitally originated sales, which allows improved product availability, faster fulfillment times, reduced shipping costs, and allows us to offer guests a suite of same-day fulfillment options such as Order Pickup, Drive Up, and Same-Day Delivery.

TARGET CORPORATION	2025 Form 10-K	6

BUSINESS	Table of Contents

Human Capital Management

In support of our purpose—to help all families discover the joy of everyday life—we invest in our team, our most important asset, by offering a rewarding experience grounded in growth, well-being, and a culture of care. As one of the largest private employers in the United States (U.S.), our workforce reflects a wide range of goals and expectations, from team members building long-term careers to students, retirees and others seeking flexible work in a supportive environment. We seek to be an employer of choice by attracting, engaging and retaining top talent who live our values and contribute to an inclusive and purpose-driven culture. To that end, we strive to foster a highly engaged team where all employees, referred to as “team members,” have fair access to opportunities, feel supported by their teams and communities, and are positioned to contribute to positive experiences for our guests and to overall business results.

As of January 31, 2026, we employed approximately 415,000 full-time, part-time, and seasonal team members. Because of the seasonal nature of the retail business, employment levels peak in the holiday season. We also engage independent contractors, most notably in our Shipt subsidiary.

Our Board of Directors, through the Compensation and Human Capital Management Committee, oversees human capital management matters.

Talent Development and Engagement

We offer a compelling work environment with meaningful experiences and abundant growth and career-development opportunities. This starts with the opportunity to do challenging work and learn on the job and is supplemented by programs and continuous learning that help our team build skills at all levels, including offerings focused on specialized skill development, leadership opportunities, coaching, and mentoring. Our talent and succession planning process supports the development of a strong talent pipeline for leadership and other critical roles. We monitor our team members’ perceptions of these development and engagement programs through a number of surveys and use those insights to guide areas of focus and improvement. We are focused on making Target a destination for talent by fostering a culture grounded in inclusivity, connection and drive, where team members feel supported and engaged. We believe inclusion and belonging for all is an essential part of our team and culture, reinforcing our values and helping fuel the growth of our business.

Compensation and Benefits

Our compensation and benefits are designed to support the financial, mental, and physical well-being of our team members and their families. We believe in paying team members fairly and regularly conduct a pay audit to confirm we are doing so. We also share pay ranges and benefit offerings on all US job postings and continue to expand visibility into these offerings. Our compensation packages include a starting wage range of $15 to $24 per hour for U.S. hourly team members in our stores and supply chain facilities (who comprise the vast majority of our team), a 401(k) plan with dollar-for-dollar matching contributions up to five percent of eligible earnings, paid vacation and holidays, family leave, sick pay, merchandise and other discounts, disability insurance, life insurance, healthcare and dependent care flexible spending accounts, tuition-free education assistance, free mental health services, an annual short-term incentive program, long-term equity awards, and health insurance benefits, including free virtual health care visits. Eligibility for, and the level of, benefits vary depending on team members’ full-time or part-time status, work location, compensation level, and tenure.

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

TARGET CORPORATION	2025 Form 10-K	7

BUSINESS	Table of Contents

The Liquidity and Capital Resources section in MD&A provides additional details.

Competition

We compete with omnichannel retailers, including department stores, off-price general merchandise retailers, wholesale clubs, category-specific retailers, drug stores, supermarkets, direct-to-consumer brands, online marketplaces, and other forms of retail commerce. Our ability to positively differentiate ourselves from other retailers and provide compelling value to our guests largely determines our competitive position within the retail industry.

Intellectual Property

Our brand image is a critical element of our business strategy. Our principal trademarks, including Target, our "Expect More. Pay Less." brand promise, and our "Bullseye Design," have been registered with the U.S. Patent and Trademark Office. We also seek to obtain and preserve intellectual property protection for our brands.

Geographic Information

Nearly all of our sales are generated within the U.S. The vast majority of our property and equipment is located within the U.S. In addition to our administrative operations headquartered in the U.S., we perform additional administrative functions in Bangalore, India, and perform global sourcing operations from offices in 13 countries, predominantly in Asia and Central America.

Available Information

Our corporate internet website is corporate.target.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on the Investors section of our website (corporate.target.com/investors) as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our corporate website (corporate.target.com). Information that we post on our corporate website could be deemed material to investors. We encourage investors, the media, and others interested in us to review the information we post on these channels. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

TARGET CORPORATION	2025 Form 10-K	8

BUSINESS	Table of Contents

Information About Our Executive Officers

Executive officers are elected by, and serve at the pleasure of, the Board of Directors. There are no family relationships between any of the officers named and any other executive officer or member of the Board of Directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Name	Title and Recent Business Experience	Age

Michael J. Fiddelke	Chief Executive Officer since February 2026. Executive Vice President and Chief Operating Officer from February 2024 to January 2026. Executive Vice President and Chief Financial Officer from November 2019 to October 2024.	49
Lisa R. Roath	Executive Vice President and Chief Operating Officer since February 2026. Executive Vice President and Chief Merchandising Officer, Food, Essentials & Beauty from January 2025 to February 2026. Executive Vice President and Chief Marketing Officer from July 2023 to January 2025. Senior Vice President, Merchandising - Food & Beverage from July 2020 to July 2023.	48
Melissa K. Kremer	Executive Vice President and Chief Human Resources Officer since January 2019.	48
Jim Lee	Executive Vice President and Chief Financial Officer since September 2024. Prior to joining Target, Mr. Lee held various leadership positions with PepsiCo, Inc., including as Deputy Chief Financial Officer from November 2023 to September 2024, Senior Vice President, Corporate Finance from October 2022 to November 2023, and Chief Strategy and Transformation Officer and Senior Vice President, PepsiCo Beverages North America, from February 2019 to October 2022.	51
Cara A. Sylvester	Executive Vice President and Chief Merchandising Officer since February 2026. Executive Vice President and Chief Guest Experience Officer from May 2022 to February 2026. Executive Vice President and Chief Marketing & Digital Officer from February 2021 to May 2022. Senior Vice President, Home from March 2019 to February 2021.	48
Prat Vemana	Executive Vice President and Chief Information and Product Officer since February 2025. Executive Vice President and Chief Digital and Product Officer from October 2022 to February 2025. Prior to joining Target, Mr. Vemana held various leadership positions with Kaiser Permanente, including as Senior Vice President and Chief Digital Officer from July 2019 to October 2022.	54
Brian C. Cornell	Executive Chair since February 2026. Chair of the Board and Chief Executive Officer from August 2014 to January 2026.	67

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

We attempt to differentiate our guest experience through a careful combination of price, merchandise assortment, store environment, digital experiences, convenience, guest service, loyalty programs, advertising, and marketing. Our ability to successfully differentiate ourselves depends on many competitive factors, including guest perceptions regarding our shopping experience, the safety and cleanliness of our stores, our ability to offer products at affordable prices, the desirability and exclusivity of our offerings, our in-stock levels, the effectiveness of our digital channels and fulfillment options, our ability to responsibly source merchandise, and our ability to create a personalized guest experience. If we fail to differentiate our guest experience from our competitors, our results of operations and financial condition could be adversely affected.

TARGET CORPORATION	2025 Form 10-K	9

RISK FACTORS	Table of Contents

Consumers continue to migrate to digital channels and seek out multiple fulfillment options, which has affected the ways we attempt to differentiate ourselves. Since consumers can quickly comparison shop using digital tools, they may make decisions based solely on price or convenience, which could limit our ability to differentiate from our competitors. In addition, providing multiple fulfillment options, expanding our digital channels, expanding our digital assortment through third-party sellers on our Target Plus marketplace, and implementing new technology is complex, costly, and may not meet our guests’ expectations. If we are unable to offset our investments in these or other initiatives with improved performance or efficiencies, our results of operations could be adversely affected. In addition, if we do not anticipate and adapt to consumer behavior or developments and offerings by our competitors, we may not be able to compete effectively. For example, we may be unable to match or surpass the advances in technologies and capabilities (including artificial intelligence) that our competitors implement for consumer-facing platforms or for internal operations, which could adversely affect our competitive position. As technology (including artificial intelligence) in the digital retail market continues to evolve, new competitors may emerge due to lowered barriers of entry, which could negatively impact our ability to compete. Furthermore, generative artificial intelligence presents emerging ethical issues and could negatively impact our guests and team members. If our use of generative or agentic artificial intelligence becomes controversial or is ineffective, or if the outputs generated are inaccurate or controversial, our reputation and competitive position could be adversely affected. Consumers may also use third-party channels, devices, technologies, and capabilities (including artificial intelligence) to initiate shopping searches and place orders, which could make us dependent on the capabilities and search algorithms of those third parties to reach those consumers. Any failures or difficulties in executing our differentiation efforts or adapting to offerings by our competitors could adversely affect our results of operations and financial condition.

If we do not anticipate consumer demand accurately and respond quickly to changing consumer preferences, our results of operations and financial condition could be adversely affected.

A large part of our business is dependent on our ability to make trend-right decisions in a broad range of merchandise categories and offer those products at affordable prices. If we do not accurately predict consumer demand and quickly respond to changing consumer preferences and spending patterns, we may experience lower sales, spoilage, and increased inventory markdowns, which could adversely affect our results of operations. Our ability to accurately predict consumer demand and adapt to changing consumer preferences depends on many factors, including obtaining accurate and relevant data on guest preferences, successfully implementing new technologies and capabilities (including artificial intelligence), emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. We have not always been able to accurately forecast consumer demand or react to rapid changes in consumer preferences and spending patterns, which has previously resulted in insufficient or excess inventory, increased inventory markdowns, higher costs (including for storage, transportation, labor, and other expenses), and adverse impacts on our results of operations. If we are unable to do so again in the future, our results of operations and financial condition could be adversely affected.

Our continued success is dependent on positive perceptions of Target which, if eroded, could adversely affect our business and our relationships, including with our guests, team members, and vendors.

We believe that one of the reasons our shareholders, guests, team members, vendors and business collaborators choose Target is the positive reputation we have built over many years for serving those constituencies and the communities in which we operate. To be successful in the future, we must continue to preserve Target's reputation. Our reputation is largely based on perceptions. It may be difficult to address negative publicity or sensationalism across media channels, regardless of its accuracy or the reputability of its source, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors). Negative incidents (including those based on differing perspectives or opinions) involving us, our workforce, or others with whom we do business could quickly erode trust and confidence and result in changes in consumer behavior including consumer boycotts, workforce unrest or walkouts, government investigations, and litigation. Negative reputational incidents or negative perceptions of us could adversely affect our business and results of operations, including through lower sales, the termination of existing business relationships, challenges in obtaining new vendors, third-party sellers or business collaborators, loss of new store and development opportunities, higher costs, and team member engagement, retention, and recruiting difficulties. We have previously experienced negative perceptions of our business, which have adversely affected consumer behavior and our results of operations, and we could experience similar occurrences in the future. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

TARGET CORPORATION	2025 Form 10-K	10

RISK FACTORS	Table of Contents

We previously established, and may continue to establish, various goals and initiatives regarding environmental, political, social, and governance matters, including with respect to sustainability and human capital management. We have modified and concluded, and may continue to modify and conclude, certain of these goals and initiatives from time to time. For example, in 2025, we announced that we modified and concluded certain of our initiatives related to diversity, equity, and inclusion, which resulted in adverse reactions from some of our shareholders, guests, team members, and others, as well as consumer boycotts organized throughout 2025. Our establishment and continuation of any goals or initiatives regarding environmental, political, social, and governance matters, any modification or termination of such goals or initiatives, or any failure or perceived failure by us to achieve them, could result in negative reactions from our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) and lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. In particular, certain federal and state officials and agencies have asserted that corporate initiatives regarding environmental, social, and governance matters, including with respect to sustainability, belonging, and diversity, equity, and inclusion, violate various federal and state laws. Although we believe that all of our corporate initiatives have complied with applicable laws, we could still become subject to litigation, investigations, and regulatory proceedings, including as it relates to corporate initiatives that have concluded. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

Our shareholders, guests, team members, vendors and business collaborators, and other third parties (including governmental entities and officials and non-governmental organizations) have evolving, varied, and sometimes conflicting expectations regarding many aspects of our business, including our operations, product and service offerings, and environmental, political, social, and governance matters. Some of these individuals and organizations have expectations that Target offer or not offer certain products and services or pursue or not pursue particular environmental, political, social, and governance initiatives, including with respect to belonging and diversity, equity, and inclusion. We have previously been unable to meet some of those conflicting expectations, which has led to negative publicity and adversely affected our reputation. For example, we experienced adverse reactions from some of our shareholders, guests, team members, and others related to our assortment of Pride Month products in 2023 and other positions we have taken with respect to social issues, including LGBTQIA+ matters, which resulted in consumer boycotts and litigation. We may in the future take actions, or be perceived to take actions, that do not meet the conflicting expectations of some or all of our shareholders, guests, team members, vendors, business collaborators, and other third parties (including governmental entities and officials and non-governmental organizations) regarding various aspects of our business, including our operations, product and service offerings, and environmental, political, social, and governance matters. As a result, we may experience adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could negatively impact our reputation, results of operations, and financial condition.

Reputational harm can also occur indirectly through companies and others with whom we do business or whose products we sell. We have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. In addition, we have relationships with third-party companies that sell and ship items directly to guests through our digital channels. We also have relationships with designers, celebrities, influencers, and other individuals, including for advertising campaigns, product collaborations, and marketing programs. If consumers have negative experiences with, or view unfavorably, any of the companies or individuals with whom we have relationships, it could cause them to not shop with us and negatively impact our results of operations.

Our business transformation initiatives may not achieve their intended objectives, which could adversely affect our competitive position, results of operations, and financial condition.

Beginning in 2025, we began a company-wide business transformation effort to increase speed and agility across the organization in support of our strategic priorities. This initiative is intended to simplify cross-functional ways of working, increase role clarity, leverage technology (including artificial intelligence) and data to enhance decision-making, and reduce costs. These efforts have required, and may continue to require, significant changes to the day-to-day ways of working of our team members.

The success of this initiative is subject to the related risks discussed throughout this Item 1A, Risk Factors, as it is interconnected with our broader strategy and further depends on, among other things, effective execution and change management. If our execution is ineffective, if adoption by our team members is slower or more limited than expected, or if the initiative otherwise fails to adequately support our strategy, our competitive position, results of

TARGET CORPORATION	2025 Form 10-K	11

RISK FACTORS	Table of Contents

operations, and financial condition could be adversely affected. We cannot assure that we will achieve all of the intended benefits of this initiative, including anticipated efficiencies, cost savings, or operational improvements, or that such benefits will be realized within expected timeframes.

In addition, the execution of our business transformation efforts has resulted, and may continue to result, in additional costs, including impairment of long-lived assets and costs associated with exiting certain activities or terminating commercial relationships. For example, in 2025, we recognized costs and charges related to reductions in our workforce, facility exits, and the termination of a commercial partnership. Such costs and charges could adversely affect our results of operations and financial condition.

If we are unable to successfully develop, source, and market our owned and exclusive brand products, our results of operations could be adversely affected.

Our owned and exclusive brand products represent approximately thirty percent of our overall merchandise sales and generally carry higher margins than equivalent national brand products. Our ability to source, develop, and market our owned and exclusive brands depends on many factors, including our ability to anticipate consumer demand and preferences and make trend-right decisions, our relationships with both established and new vendors, the availability and price of raw materials, product quality, and our ability to offer products at affordable prices. If we are unable to successfully develop, source, and market our owned and exclusive brands, or if we are unable to successfully protect our related intellectual property rights, our results of operations could be adversely affected. In addition, our reliance on owned and exclusive brand products may also amplify other risks discussed in this Item 1A, Risk Factors, because many of these products are imported and we are more involved in the development and sourcing of those products. For example, any failure of our owned brands to meet applicable safety standards or Target's or our guests' expectations regarding safety, quality, supply chain transparency, and responsible sourcing could expose us to government enforcement actions and private litigation, result in costly product recalls and other liabilities, and exacerbate our reputational risks. In addition, owned brand products generally need longer lead times between order placement and product delivery and require us to take ownership of those products earlier in the supply chain. This requires accurate longer-term forecasting of consumer demand to effectively manage our operations, including for categories where consumer preferences may change rapidly, and exposes us to enhanced risks of supply chain disruptions and trade policy or tariff impacts. We have previously been, and may in the future be, unable to accurately predict consumer demand for our owned brand products. This has resulted, and may in the future result, in insufficient or excess inventory, increased inventory markdowns, and higher costs. Any of these outcomes could adversely affect our results of operations and financial condition.

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

Our business experiences some seasonality, with a larger portion of our sales traditionally occurring in the fourth quarter because it includes the November and December holiday sales period. In addition to the November and December holiday sales period, we also see increased sales activity during the back-to-school and back-to-college period and other seasonal moments throughout the year. As a result, any factors negatively impacting us during any of these periods, including weather conditions, natural disasters, macroeconomic conditions, consumer preferences, technological disruptions, and political or economic uncertainty or instability, could adversely affect our results of operations and financial condition to a greater degree.

We offer our guests a multi-category assortment of everyday essentials and differentiated merchandise. However, we depend on sales of our higher-margin merchandise to drive net earnings growth. As a result, flat sales and sales declines of our higher-margin merchandise have previously limited, and may in the future limit, our ability to drive net earnings growth or result in a decline in our gross margin rate. Furthermore, we are subject to cyclical trends in

TARGET CORPORATION	2025 Form 10-K	12

RISK FACTORS	Table of Contents

consumer spending, which may disproportionately impact sales of certain merchandise and result in lower sales for our higher-margin merchandise. Such trends have previously adversely affected, and could in the future adversely affect, our results of operations.

Our Roundel retail media network may not maintain or grow advertising revenue, which could adversely affect our results of operations.

Roundel, our in-house retail media network, offers advertising services on a variety of digital platforms primarily to our merchandise vendors, either directly or via advertising agencies, and Target Plus third-party sellers to promote their products and services. The digital advertising environment is highly competitive, and our advertisers do not have long-term commitments with us.

The performance of Roundel depends on a number of factors, including the size and composition of our merchandise vendor and seller base, levels of consumer engagement with Target-branded digital platforms, and our ability to maintain effective relationships with key search and social media platforms and third-party technology providers. If our vendor or seller base shrinks, consumer traffic to our digital platforms decreases, or we are unable maintain key relationships, our advertising revenue may fail to meet expectations or may decline.

In addition, changes in data privacy laws and regulations (as discussed elsewhere in this Item 1A, Risk Factors), as well as new or modified policies of third-party platforms through which Roundel’s offerings are delivered, could negatively affect Roundel’s business model. Increased competition, including from new or enhanced technology offerings such as artificial intelligence-enabled advertising solutions, may further pressure demand for our services. If advertisers reduce or discontinue their use of Roundel’s offerings, our competitive position and results of operations could be adversely affected.

Investment and Infrastructure Risks

If our capital investments do not achieve appropriate returns or our efficiency efforts are not successful, our competitive position, results of operations, and financial condition could be adversely affected.

Our business depends, in part, on our ability to remodel existing stores and build new stores in a manner that achieves appropriate returns on our capital investment. When building new stores, we compete with other retailers and businesses for suitable locations for our stores and available labor and materials. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, or other difficulties related to those projects could adversely affect our results of operations and financial condition. Furthermore, remodels and new store projects have previously been, and may in the future be, delayed or cancelled based on changes in macroeconomic conditions, changes in expected project benefits, the timing for required permit issuances or other regulatory clearances, and other factors, which could result in the inefficient deployment of our capital and adversely affect our results of operations and financial condition.

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

TARGET CORPORATION	2025 Form 10-K	13

RISK FACTORS	Table of Contents

subject to possible damage or interruption from many events, including power and other outages, telecommunications failures, third-party failures, malicious attacks, security breaches, unplanned downtime, program transitions, and implementation errors. Any damage or disruption to our technology systems could severely interrupt our business operations, including our ability to process guest transactions and manage inventories, which could adversely affect our reputation, results of operations, and financial condition. For example, in the past, we have experienced disruptions to the order fulfillment capabilities on our digital platforms and in our point-of-sale system that prevented our ability to process debit or credit transactions, which negatively impacted some guests’ experiences and generated negative publicity. We have invested, and expect to continue to invest, in maintaining and updating our technology systems, but implementing significant changes increases the risk of system disruption. Furthermore, the technology systems that we develop internally may become outdated or ineffective and may be unable to match or surpass third-party systems. Problems and interruptions associated with implementing technology initiatives could adversely affect our operational efficiency and negatively impact our guests and their confidence in us. Any of these outcomes could adversely affect our results of operations and financial condition.

Information Security, Cybersecurity, and Data Privacy Risks

If our efforts to maintain information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, our reputation, results of operations, and financial condition could be adversely affected.

As part of our business, we receive and store information about our guests, team members, vendors, and other third parties. We also rely extensively on information systems throughout our business. We have programs in place to detect, contain, and respond to information security, cybersecurity, and data privacy incidents. However, we may be unable to anticipate security incidents, detect attacks, or implement adequate preventive measures as cyber threats continue to evolve and cyberattacks become more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of enhanced and rapidly advancing technologies and capabilities (including artificial intelligence) by threat actors. Cyberattacks are being carried out by groups and individuals with a wide range of expertise and motives. In addition, hardware or software that we develop or obtain from third parties may contain defects that could compromise information security, cybersecurity, or data privacy. Unauthorized parties may also attempt to gain access to our information systems or facilities, or those of third parties with whom we do business, through fraud, deception, social engineering, or other bad acts. Errors or malicious actions by our team members or contractors, faulty password management, and other vulnerabilities or irregularities could also overcome our security measures or those of third parties with whom we do business and result in a compromise or breach of our or their information systems. The utilization of hybrid and remote work by our team members, vendors, independent contractors, and other third parties has amplified our already extensive reliance on computing and information systems and unimpeded Internet access. Furthermore, the training we conduct as part of our information security, cybersecurity, and data privacy efforts may not be effective in preventing or limiting successful attacks.

We and our vendors face attempts by others to gain unauthorized access to, sabotage, take control of, and corrupt, our information systems and data. As a result of these types of attempts, both we and our vendors have experienced information security, cybersecurity, and data privacy incidents. None of these incidents has recently had a material impact on our business strategy, results of operations, or financial condition. But as we previously experienced a prominent data breach, additional information security, cybersecurity, or data privacy incidents could draw greater scrutiny. If we, our vendors, or other third parties with whom we do business experience additional significant information security, cybersecurity, or data privacy incidents or fail to detect and appropriately respond to significant incidents, our business operations could be severely disrupted and we could be exposed to costly government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their information, stop using our Target-branded payment cards or loyalty programs, or stop shopping with us altogether. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic and has strict requirements, including for the use and treatment of personal information. Complying with current or contemplated information security, cybersecurity, data privacy, data protection, and data processing laws and regulations (including reporting and disclosure regimes), or any actual or alleged failure to comply, could cause us to incur substantial costs, require changes to our business practices, and expose us to litigation and regulatory risks, each of which could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2025 Form 10-K	14

RISK FACTORS	Table of Contents

Supply Chain and Third-Party Risks

Changes in our relationships with our vendors or other companies, changes in tax or trade policy, interruptions in our operations or supply chain, and increased commodity or supply chain costs could adversely affect our reputation and results of operations.

We are dependent on our vendors, independent contractors, and other third parties (including common carriers) to supply merchandise to our distribution centers, stores, and guests. If our replenishment and fulfillment network does not operate properly, if we are unable to timely import certain merchandise, if a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services as has happened in the past, we could experience merchandise out-of-stocks, delays in shipping and receiving merchandise, and increased costs, which could adversely affect our reputation and results of operations. In addition, we have consumer-facing relationships with a variety of other companies, including Apple, CVS, Disney, Levi’s, Starbucks, and Ulta Beauty. Any termination of, or adverse change in, our relationship with any of these companies could decrease our sales, increase our costs, and negatively impact our reputation and results of operations.

U.S. trade policy is changing rapidly and remains subject to uncertainty. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized by the statute. The U.S. government then imposed additional, non-IEEPA global Section 122 tariffs. Any trade disputes or further changes in tax or trade policy, including the imposition of additional tariffs or duties on imported products or changes in tariff levels, between the U.S. and countries from which we source merchandise directly or indirectly through vendors could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. Approximately one-half of the merchandise that we offer is sourced, directly or indirectly, from outside the U.S., with China as our single largest source of merchandise we import. In particular, U.S. tariffs imposed or threatened to be imposed on several countries in 2025, including China, India, Vietnam and Bangladesh, and any retaliatory actions taken by such countries have resulted, and could continue to result, in us incurring substantial additional costs to procure a large portion of the merchandise we offer and impact the margin rate for certain products, raising prices on certain products, and starting new vendor relationships in other countries. Many of these tariffs were imposed under IEEPA and were subsequently impacted by the February 2026 ruling, though the process, timing, and amount of any potential refund recovery for such tariffs remain uncertain. We continue to closely monitor these developments and their ultimate impact on our business, results of operations, and financial condition, all of which may be adversely impacted. In addition, if our competitors do not keep pace with any such price increases or are able to offset the impact of tariffs through other actions, such as diversification in their mix of vendors, our competitive position may be adversely affected.

We also utilize a first sale declaration program, which is subject to rigorous requirements, to pay duties and tariffs to U.S. Customs for merchandise on the basis of the price paid by our vendors rather than the price paid by the importer of record. Our program may be subject to inquiries, investigations, or regulatory proceedings by U.S. Customs. The amount of duties and tariffs that we pay to import merchandise could rise substantially if the U.S. government eliminates the availability of the first sale declaration methodology, if the requirements to utilize this methodology change, or if our ability to rely on this methodology is limited or eliminated. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2025 Form 10-K	15

RISK FACTORS	Table of Contents

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

We rely on third parties to support our business operations, including portions of our technology infrastructure (including certain generative artificial intelligence services), digital platforms, replenishment and fulfillment operations, store and supply chain infrastructure, delivery services (including by independent contractors via our Shipt subsidiary), guest contact centers, payment processing, digital advertising offerings, and extensions of credit for our Target-branded payment card program. If we are unable to contract with third parties having the specialized skills needed to support our operations (including as a result of any labor disputes or labor unavailability at such third parties), if any third-party services are interrupted, or if they fail to meet our performance standards, then our reputation and results of operations could be adversely affected.

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

Nearly all of our sales are in the U.S., making our results highly dependent on the health of the U.S. economy and U.S. consumer behavior, confidence, and spending, which can be affected by a variety of factors, including inflation, interest rates, housing prices, unemployment rates, legal and regulatory actions, immigration policies and trends, household debt and wage levels, credit usage, and crime rates. In addition, the interconnected nature of the global economy means that events occurring domestically or internationally, such as geopolitical conflicts, social unrest, terrorist attacks, armed conflicts, public health crises, legal and regulatory actions, immigration policies and trends, energy availability, trade policies, disputes, or sanctions, and market volatility can all affect macroeconomic conditions in the U.S. A deterioration in U.S. macroeconomic conditions or consumer confidence or spending could adversely affect our business in many ways, such as negatively impacting consumer demand (which may disproportionately affect demand for certain merchandise), reducing sales (including our credit card profit-sharing revenue), reducing gross margins, and increasing our expenses, each of which could adversely affect our results of operations and financial condition.

TARGET CORPORATION	2025 Form 10-K	16

RISK FACTORS	Table of Contents

Uncharacteristic or significant weather conditions or natural disasters, the impacts of a changing climate, and other catastrophic events could adversely affect our results of operations and financial condition.

Uncharacteristic or significant weather conditions, including the physical impacts of a changing climate, and other catastrophic events can affect consumer shopping patterns, particularly in apparel and seasonal items, which could lead to lower sales or greater than expected markdowns and adversely affect our results of operations. In addition, we have significant operations in certain states where natural disasters (including hurricanes, tropical storms, floods, fires, and earthquakes) are more prevalent. Natural disasters in those states or in other areas where we operate has previously resulted, and could in the future result, in significant physical damage to, or closure of, one or more of our stores, distribution centers, facilities, or key vendors. Furthermore, weather conditions, natural disasters, and other catastrophic events in areas where we or our vendors operate, or depend upon for continued operations, have adversely affected, and could in the future adversely affect, the availability and cost of certain products within our supply chain, consumer purchasing power, and consumer demand. Additionally, acts of violence and other crimes, including active shooter situations, at or around our stores, distribution centers, or other facilities have, and may in the future, negatively impact the safety and security of our workforce and guests, damage our facilities, or harm our reputation. Any of these events could adversely affect our results of operations and financial condition.

The potential impacts of a changing climate may be widespread and unpredictable and present a variety of risks in the short-term and long-term. The physical effects of a changing climate, such as natural disasters, extreme weather conditions, drought or water scarcity, and rising sea levels, could adversely affect our results of operations, including by increasing our energy costs, disrupting our supply chain, negatively impacting our workforce, damaging our stores, distribution centers, and inventory, and threatening the habitability of the locations in which we operate. In addition to physical risks, the potential impacts of a changing climate also present transition risks, including regulatory and reputational risks. For example, we use commodities and energy inputs in our operations that may face increased regulation due to a changing climate or other environmental concerns, which could increase our costs. Furthermore, our establishment and continuation of our goals and initiatives to create a more resilient business, or any modification, conclusion, failure, or perceived failure by us to achieve them, or to otherwise meet evolving, varied, and sometimes conflicting expectations from our shareholders, guests, team members, vendors, and other third parties (including governmental entities and officials and non-governmental organizations) regarding the environment and our goals and initiatives to create a more resilient business, could lead to adverse perceptions of our business, consumer boycotts, litigation, investigations, and regulatory proceedings. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

TARGET CORPORATION	2025 Form 10-K	17

RISK FACTORS	Table of Contents

We rely on a large, global, and changing workforce of team members, contractors, and temporary staffing. If we do not effectively manage our workforce, our labor costs and results of operations could be adversely affected.

With over 400,000 team members, our workforce costs represent our largest operating expense, and our business is dependent on our ability to attract, train, and retain the appropriate mix of qualified team members, contractors, and temporary staffing. Many team members are in entry-level or part-time positions with high turnover rates historically. In addition, the continuous advancements in automation and artificial intelligence capabilities will continue to impact the skills required in our workforce, and our recruiting and training needs must evolve to maintain pace. Our ability to meet our changing labor needs while controlling our costs is subject to external factors such as labor laws and regulations, labor availability, unemployment levels, prevailing wage rates, benefit costs, changing demographics, immigration laws and regulations, and our reputation within the labor market. If we are unable to attract, train and retain a workforce meeting our needs (including for specialized roles with significant competition for talent) or are unable to successfully execute on succession planning at all levels of the organization, our operations, strategy, guest service levels, support functions, and competitiveness could suffer. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition. We are periodically subject to labor organizing efforts and activism, which could negatively impact how we are perceived by team members and our overall reputation. If we become subject to one or more collective bargaining agreements in the future, it could adversely affect our labor costs, how we operate our business, and our results of operations. In addition to our U.S. operations, we perform additional administrative functions in Bangalore, India, and perform global sourcing operations from offices in 12 countries, predominantly in Asia and Central America, and any extended disruption of our operations in our different locations, whether due to labor difficulties or otherwise, could adversely affect our results of operations. In particular, we rely on our administrative functions in India for various business operations and any events that negatively impact the availability or effectiveness of our administrative functions in India, including political or economic uncertainty or instability, the outbreak of pandemics or other illnesses, labor shortages, labor unrest or strikes, weather conditions, natural disasters, geopolitical conflicts, social unrest, terrorist attacks, and armed conflicts, could adversely affect our results of operations and financial condition.

Shareholder activism could adversely affect our business, strategic execution, and stock price.

We regularly engage with shareholders with a goal of strengthening our business. From time to time, shareholders may pursue public or private campaigns to influence our corporate strategy, capital allocation, or environmental, political, social, and governance matters. Any such activist campaigns, including rumors of such campaigns, could result in increased costs, including legal expenses, and diversion of management and board attention. Public activism campaigns may also create actual or perceived uncertainty regarding our strategic direction, which could impair relationships with guests, suppliers, team members, and others, or cause volatility in our stock price that is not reflective of our underlying business fundamentals. These risks could adversely impact our reputation, ability to execute on strategic objectives, results of operations, and financial condition.

Failure to address product safety and sourcing concerns could adversely affect our results of operations.

If any of our merchandise offerings do not meet applicable safety standards or Target’s or our guests’ expectations regarding safety, supply chain transparency, and responsible sourcing, we could be exposed to legal and reputational risks and our results of operations could be adversely affected. Our vendors and third-party sellers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy or offer, respectively, comply with all safety standards. Events that give rise to actual or perceived product safety concerns, including food or drug contamination and product defects, could expose us to government enforcement actions and private litigation and result in costly product recalls and other liabilities. Our sourcing vendors, including any third parties selling through our digital channels, must also meet our expectations and comply with applicable laws and regulations across multiple areas of social compliance, including supply chain transparency and responsible sourcing. We have a social compliance audit process that performs audits regularly, but we cannot continuously monitor every vendor and third-party seller, so we are also dependent on them to ensure that the products we buy or offer comply with applicable standards. If we need to seek alternative sources of supply from vendors with whom we have less familiarity, including to diversify the geographic locations of our vendors to mitigate the impacts of tariffs or other trade policies, the risk of these standards not being met may increase. Negative guest perceptions regarding the safety and sourcing of the products we sell could harm our reputation and adversely affect our results of operations.

TARGET CORPORATION	2025 Form 10-K	18

RISK FACTORS	Table of Contents

Our failure to comply with applicable laws, or changes in these laws, could adversely affect our reputation, results of operations, and financial condition.

Our business is subject to a wide variety of complex foreign, national, state, and local laws and regulations.

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

There have been, and may continue to be, changes in the legal or regulatory environment (including as a result of executive orders) affecting many areas related to our business, including merchandise costs and availability, customs and trade policy (including the impacts of our first sale declaration program), workforce availability, transport costs and capacity, information security, cybersecurity, and data privacy, supply chain requirements, product safety, product quality, payment methods, environmental, social, and governance matters (including sustainability, belonging, and diversity, equity, and inclusion), and climate and emissions disclosure. Changes in the environment may occur rapidly. The ultimate impact of any changes in the legal or regulatory environment is not possible to predict and could negatively affect our results of operations and financial condition, including by increasing our expenses, reducing consumer demand for our products and services, limiting workforce availability for us and our vendors, and resulting in litigation, investigations, and regulatory proceedings against us. In addition, if we are unable or perceived to be unable to comply with any changes in the legal or regulatory environment, our reputation, results of operations, and financial condition could be adversely affected. Furthermore, if we fail to comply with other applicable laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, anti-money laundering laws, import restrictions, responsible sourcing laws, and sanctions programs, we could be subject to legal and reputational risks, including government enforcement actions and private litigation, which could adversely affect our results of operations and financial condition.

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

TARGET CORPORATION	2025 Form 10-K	19

RISK FACTORS & UNRESOLVED STAFF COMMENTS	Table of Contents

Financial Risks

Increases in our effective income tax rate could adversely affect our results of operations.

Several factors influence our effective income tax rate, including domestic and international tax laws and regulations, the related interpretations, the continued availability of purchased tax credits, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate, which could adversely affect our net earnings. In addition, changes in our operations both in and outside of the U.S. may cause greater volatility in our effective tax rate. Furthermore, we are subject to regular reviews and ongoing audits by both domestic and international tax authorities. For example, the IRS is auditing certain aspects of our intercompany transfer pricing for fiscal years 2021 and 2022. Although we believe our tax positions and estimates are reasonable and we review and maintain adequate reserves, the ultimate tax outcome could differ significantly from our recorded tax amounts and could adversely affect our results of operations and financial condition.

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

If we fail to achieve our projected results or otherwise fail to meet market expectations regarding our financial performance, the price of our stock could be volatile or adversely affected.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

TARGET CORPORATION	2025 Form 10-K	20

CYBERSECURITY	Table of Contents

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
Management
Our Chief Information and Product Officer, Chief Information Security Officer, and other senior members of our cybersecurity, risk, and compliance and ethics teams are responsible for identifying, assessing, and managing risks related to these topics, and reporting to the Audit & Risk Committee and/or the full Board of Directors

Our program and practices regarding information security, cybersecurity, and data privacy include the following:

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

•Management expertise. Our Chief Information and Product Officer leads the strategic direction and management of Target’s product and engineering teams. He is responsible for Target’s enterprise technology systems and oversees Target’s cybersecurity, data platforms, data science, infrastructure, product engineering, and enterprise product teams. He previously served as Target's Chief Digital and Product Officer and held a variety of leadership roles in enterprise technology and product management prior to joining Target. He has developed significant knowledge and skills regarding enterprise technology systems, including cybersecurity. Our Chief Information Security Officer has a strong background in technology, information security, cybersecurity, threat intelligence, incident response, data protection, compliance, and risk management. She champions a strong security culture both internally and externally and contributes to the broader cybersecurity community by serving in several advisory roles and promoting industry collaboration, best-practice sharing, and talent development.

TARGET CORPORATION	2025 Form 10-K	21

CYBERSECURITY	Table of Contents

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

•Investment, training, and development of our cybersecurity and data privacy teams. We invest in building and developing cybersecurity talent and engineering expertise, using both in-house and external resources rather than relying solely on third-party providers. Our training model combines internal subject matter expertise with curated external resources. Our cybersecurity and data privacy team members hold industry certifications, stay current on emerging technologies, and regularly participate in training and conferences.

•Regular training and compliance activities for our team members. Our team members receive annual mandatory training on information security, cybersecurity, and data privacy topics to understand the behaviors and technical requirements necessary to protect company and guest information, and appropriately collect, use, and share personal information. We also offer ongoing practice and education for team members to recognize and report suspicious activity.

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

TARGET CORPORATION	2025 Form 10-K	22

PROPERTIES	Table of Contents

Item 2.    Properties

Stores as of January 31, 2026	Stores	Retail Square Feet (in thousands)	Stores as of January 31, 2026	Stores	Retail Square Feet (in thousands)
Alabama	23	3,153	Montana	7	777
Alaska	3	504	Nebraska	15	2,163
Arizona	48	6,377	Nevada	18	2,262
Arkansas	9	1,165	New Hampshire	10	1,236
California	321	38,067	New Jersey	53	6,542
Colorado	45	6,361	New Mexico	10	1,185
Connecticut	24	3,067	New York	108	11,285
Delaware	5	699	North Carolina	54	6,945
District of Columbia	4	317	North Dakota	4	594
Florida	135	18,129	Ohio	65	7,865
Georgia	51	6,827	Oklahoma	15	2,167
Hawaii	10	1,446	Oregon	19	2,240
Idaho	7	725	Pennsylvania	79	9,438
Illinois	102	12,328	Rhode Island	4	517
Indiana	32	4,186	South Carolina	22	2,686
Iowa	22	3,008	South Dakota	5	580
Kansas	17	2,385	Tennessee	31	3,963
Kentucky	14	1,575	Texas	159	21,875
Louisiana	16	2,195	Utah	17	2,216
Maine	6	741	Vermont	1	60
Maryland	40	5,055	Virginia	61	7,912
Massachusetts	50	5,559	Washington	38	4,376
Michigan	54	6,300	West Virginia	7	851
Minnesota	72	10,310	Wisconsin	38	4,614
Mississippi	6	743	Wyoming	3	257
Missouri	36	4,690
			Total	1,995	250,518

Stores and Supply Chain Facilities as of January 31, 2026	Stores	Supply Chain Facilities (a)
Owned	1,546	41
Leased	288	27
Owned buildings on leased land	161	2
Total	1,995	70
(a)Supply Chain Facilities includes distribution centers, sortation centers, and other facilities with a total of 72.9 million square feet.

We own and lease our corporate headquarters buildings and other office spaces in the Minneapolis, Minnesota, area and elsewhere in the U.S. We also lease office space in other countries. Our properties are in good condition, well maintained, and suitable to carry on our business.

For additional information on our properties, see the Capital Expenditures section in MD&A and Notes 12 and 19 to the Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	23

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES	Table of Contents

Item 3.    Legal Proceedings

On January 31, 2025, and February 20, 2025, Target Corporation and members of its Board of Directors were named as defendants in two purported federal securities law class actions filed in the United States District Court for the Middle District of Florida. The complaints allege violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 relating to certain prior disclosures of Target about risks related to its environmental, social, and governance initiatives (including with respect to diversity, equity, and inclusion) and oversight of those risks. One plaintiff is seeking to represent a class of shareholders who purchased or otherwise acquired Target common stock between August 26, 2022, and November 19, 2024, and the other plaintiff is seeking to represent a class of shareholders who purchased or otherwise acquired Target common stock between March 9, 2022, and August 16, 2023. Both plaintiffs have marked the class actions as related to a previously filed individual federal securities action in which the court denied a motion to dismiss. The plaintiffs seek damages and other relief, including attorneys’ fees, based on allegations that the defendants misled investors, including about the risks associated with Target’s environmental, social, and governance initiatives (including with respect to diversity, equity, and inclusion) and its 2023 Pride Month merchandise collection, and oversight of those risks. The plaintiffs allege that such conduct affected the value of Target common stock. These proceedings were consolidated on July 24, 2025. On November 14, 2025, the United States District Court for the Middle District of Florida transferred these proceedings to the United States District Court for the District of Minnesota. Target intends to vigorously defend these lawsuits.

Item 4.    Mine Safety Disclosures

Not applicable.

TARGET CORPORATION	2025 Form 10-K	24

OTHER INFORMATION	Table of Contents

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol "TGT." We are authorized to issue up to 6,000,000,000 shares of common stock, par value $0.0833, and up to 5,000,000 shares of preferred stock, par value $0.01. As of March 4, 2026, there were 11,675 shareholders of record. Dividends declared per share for 2025, 2024, and 2023, are disclosed in our Consolidated Statements of Shareholders' Investment.

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 34.8 million shares of common stock for a total investment of $6.7 billion. As of January 31, 2026, the dollar value of shares that may yet be purchased under the program is $8.3 billion. There were no Target common stock purchases made during the three months ended January 31, 2026, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

TARGET CORPORATION	2025 Form 10-K	25

OTHER INFORMATION	Table of Contents

	Fiscal Years Ended
	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
Target	$100.00	$121.80	$96.28	$85.82	$83.76	$66.89
S&P 500 Index	100.00	121.00	112.98	139.92	172.78	201.03
Current Peer Group	100.00	104.93	89.38	122.82	167.53	176.65
Previous Peer Group	100.00	104.84	89.19	121.71	165.42	174.45

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years with (i) the cumulative total return on the S&P 500 Index and (ii) the peer group consisting of 19 online, general merchandise, department stores, food, and specialty retailers (Albertsons Companies, Inc., Amazon.com, Inc., Best Buy Co., Inc., BJ's Wholesale Club Holdings, Inc., Costco Wholesale Corporation, CVS Health Corporation, Dollar General Corporation, Dollar Tree, Inc., The Gap, Inc., The Home Depot, Inc., Kohl's Corporation, The Kroger Co., Lowe's Companies, Inc., Macy's, Inc., Nordstrom, Inc., Ross Stores, Inc., The TJX Companies, Inc., Walgreens Boots Alliance, Inc., and Walmart Inc.) (Previous Peer Group), and (iii) a new peer group consisting of the companies in the Previous Peer Group, but excluding Nordstrom, Inc. and Walgreens Boots Alliance, Inc., which are no longer publicly traded (Current Peer Group). The Current Peer Group is consistent with the retail peer group described in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, excluding Publix Super Markets, Inc., which is not quoted on a public stock exchange.

The peer group is weighted by the market capitalization of each component company. The graph assumes the investment of $100 in Target common stock, the S&P 500 Index, and each Peer Group on January 30, 2021, and reinvestment of all dividends.

Item 6.    [Reserved]

TARGET CORPORATION	2025 Form 10-K	26

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In 2025, we operated in a dynamic and uncertain environment characterized by cautious consumers who remained value-focused and selective in discretionary spending along with unprecedented tariff volatility.

Against this backdrop, we took decisive actions to strengthen our business and position Target for long-term growth with a clear strategic focus around four priorities: leading with merchandising authority; elevating the guest experience; accelerating technology; and strengthening team and communities. During 2025, we:

•Took action on our initiative to transform various aspects of our business, including organizational simplification to streamline decision-making, reduce complexity, and drive efficiency;
•Advanced the multi-year transformation of our Hardlines business into "Fun 101", an evolution in bringing greater cultural relevance and style authority to the assortment;
•Continued innovation within our owned brands portfolio, including design partnerships and collaborations across multiple categories, such as our new fresh floral owned brand, Good Little Garden, the kate spade new york x Target collection, and partnerships with celebrities including Taylor Swift and Tom Holland;
•Launched Precision Plus by Roundel™, a retail media capability that improves advertising outcomes by leveraging data and AI-learning, and expanded our Target Plus third-party digital marketplace;
•Leveraged our nearly 2,000-store network (including 18 new stores opened in 2025) to fulfill the vast majority of sales through stores, supporting speed and cost efficiency, with two-thirds of digital sales fulfilled through our same-day fulfillment options;
•Realized significant improvements in inventory shrink throughout the year, with shrink rates reaching pre-pandemic levels;
•Enhanced artificial intelligence capabilities across merchandising, planning, inventory management, and personalization, and expanded the use of AI-powered tools to simplify work for store and headquarters teams; and
•Continued our longstanding commitment to community engagement and giving, including giving 5 percent of profit to communities, as well as over 1 million team member volunteer hours annually.

Business Environment

Beginning in 2025, the U.S. imposed a variety of additional tariffs on a wide range of imported products using various legal authorities, including IEEPA. Those additional tariffs were subsequently modified through incremental increases, decreases, pauses, and limited exemptions. Approximately one-half of the merchandise we offer is sourced from outside the U.S., either directly or through our vendors, with China as the single largest source of merchandise we import.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. The ruling does not establish a refund process, and significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we are unable to estimate the financial effects, if any, at this time. The ultimate resolution of this matter could materially affect our consolidated financial position, results of operations, and cash flows.

We are closely monitoring the evolving consumer and regulatory landscape, including new tariffs announced in February 2026 in response to the U.S. Supreme Court ruling on IEEPA tariffs, and adjusting plans as needed. The collective interaction of tariffs, sourcing strategies, pricing actions, consumer response and behaviors, and other factors, could materially impact our sales and results of operations in future periods.

TARGET CORPORATION	2025 Form 10-K	27

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW & FINANCIAL SUMMARY	Index to Financial Statements
Business Transformation Initiatives

In 2025, we announced a multi-year initiative to transform various aspects of our business—including our organizational structure, processes, and technology—to enable greater agility and optimize the use of the Company's assets. We incurred costs and charges related to our business transformation initiatives in 2025, including a reduction in our headquarters workforce. Note 7 to the Financial Statements provides additional information.

We may incur additional business transformation costs and charges in future periods, which may adversely affect our results of operations and financial condition; however, we cannot reasonably estimate the amount of such costs and charges at this time.

Financial Summary

Fiscal 2025 included the following notable items:

•GAAP diluted earnings per share were $8.13 and Adjusted EPS1 were $7.57.
•Net Sales were $104.8 billion, a decrease of $1.8 billion, or 1.7 percent, from the prior year.
•Comparable sales decreased 2.6 percent, driven by a 2.2 percent decrease in traffic and a 0.4 percent decrease in average transaction amount.
•Operating income of $5.1 billion and Adjusted operating income1 of $4.8 billion were 8.1 percent and 14.2 percent lower, respectively, than the prior-year.
•We recognized $593 million of net gains related to settlements of credit card interchange fee litigation matters.
•We incurred $250 million of costs related to business transformation initiatives.

Earnings Per Share				Percent Change
	2025	2024	2023 (a)	2025/2024	2024/2023
GAAP diluted earnings per share	$8.13	$8.86	$8.94	(8.2)%	(0.9)%
Total adjustments	(0.56)	—	—
Adjusted diluted earnings per share [1]	$7.57	$8.86	$8.94	(14.5)%	(0.9)%
Note: Amounts may not foot due to rounding.
1Adjusted diluted earnings per share (Adjusted EPS) and Adjusted operating income, non-GAAP metrics, exclude the impact of certain items. Management believes that Adjusted EPS and Adjusted operating income are useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 32.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended January 31, 2026, after-tax ROIC was 13.8 percent, compared to 15.4 percent for the trailing twelve months ended February 1, 2025. The calculation of ROIC is provided on page 34.

TARGET CORPORATION	2025 Form 10-K	28

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Analysis of Results of Operations

Summary of Operating Income				Percent Change
(dollars in millions)	2025	2024	2023(a)	2025/2024	2024/2023
Net sales	$104,780	$106,566	$107,412	(1.7)%	(0.8)%
Cost of sales	75,511	76,502	77,828	(1.3)	(1.7)
SG&A expenses	21,535	21,969	21,462	(2.0)	2.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,617	2,529	2,415	3.5	4.7
Operating income	$5,117	$5,566	$5,707	(8.1)%	(2.5)%

Adjusted SG&A expenses (b)	$21,877	$21,969	$21,462	(0.4)%	2.4%
Adjusted operating income (b)	4,775	5,566	5,707	(14.2)	(2.5)

Rate Analysis	2025	2024	2023(a)
Gross margin rate	27.9%	28.2%	27.5%
SG&A expense rate	20.6	20.6	20.0
Adjusted SG&A expense rate (b)	20.9	20.6	20.0
Depreciation and amortization (exclusive of depreciation included in cost of sales) expense rate	2.5	2.4	2.2
Operating income margin rate	4.9	5.2	5.3
Adjusted operating income margin rate (b)	4.6	5.2	5.3
Note: Gross margin is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.
(b)Adjusted SG&A expenses, Adjusted SG&A expense rate, Adjusted operating income, and Adjusted operating income margin rate, which are non-GAAP measures, exclude the impact of certain items. Management believes that these measures are useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 32.

A discussion regarding Analysis of Results of Operations and Analysis of Financial Condition for 2024, as compared to 2023, is included in Part II, Item 7, MD&A to our Annual Report on Form 10-K for the year ended February 1, 2025.

TARGET CORPORATION	2025 Form 10-K	29

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS	Index to Financial Statements
Net Sales

Net Sales includes Merchandise Sales and revenues from other sources, most notably advertising revenue and credit card profit-sharing income. Note 2 to the Financial Statements provides more information.

Merchandise Sales are net of expected returns, and our estimate of gift card breakage. Note 2 to the Financial Statements defines gift card "breakage." We use comparable sales to evaluate the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all Merchandise Sales, except sales from stores open less than 13 months or that have been closed. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all Merchandise Sales initiated through mobile/computer applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and Same-Day Delivery. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

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

The extra week in 2023 contributed $1.7 billion to Net Sales.

Comparable Sales	2025	2024	2023
Comparable sales change	(2.6)%	0.1%	(3.7)%
Drivers of change in comparable sales
Number of transactions (traffic)	(2.2)	1.4	(2.4)
Average transaction amount	(0.4)	(1.3)	(1.4)

Comparable Sales by Channel	2025	2024	2023
Stores originated comparable sales change	(4.0)%	(1.6)%	(3.5)%
Digitally originated comparable sales change	3.1	7.5	(4.8)

Merchandise Sales by Channel	2025	2024	2023
Stores originated	79.4%	80.4%	81.7%
Digitally originated	20.6	19.6	18.3
Total	100%	100%	100%

Merchandise Sales by Fulfillment Channel	2025	2024	2023
Stores	97.6%	97.6%	97.4%
Other	2.4	2.4	2.6
Total	100%	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same-Day Delivery.

Part I, Item 1, Business of this Form 10-K and Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix, and transfer of sales between stores and within different channels makes further analysis of sales metrics infeasible.

TARGET CORPORATION	2025 Form 10-K	30

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS & OTHER PERFORMANCE FACTORS	Index to Financial Statements
Store Data

Change in Number of Stores	2025	2024
Beginning store count	1,978	1,956
Opened	18	23
Closed	(1)	(1)
Ending store count	1,995	1,978

Number of Stores and Retail Square Feet	Number of Stores		Retail Square Feet (a)
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
170,000 or more sq. ft.	273	273	48,824	48,824
50,000 to 169,999 sq. ft.	1,576	1,559	197,274	195,050
49,999 or less sq. ft.	146	146	4,420	4,404
Total	1,995	1,978	250,518	248,278
(a)In thousands; reflects total square feet less office, distribution center, and vacant space.

Gross Margin (GM) Rate

Our gross margin rate was 27.9 percent in 2025 and 28.2 percent in 2024. The decrease reflected the net impact of:

•merchandising activities, including higher markdown rates and purchase order cancellation costs, partially offset by growth in advertising and other revenues;
•changes in category sales mix; and
•lower inventory shrink.

Selling, General and Administrative (SG&A) Expense Rate

Our SG&A expense rate was 20.6 percent in 2025, consistent with 2024. The 2025 rate included a 0.6 percentage point benefit from interchange fee settlements, partially offset by 0.2 percentage points of business transformation costs. Excluding these items, our Adjusted SG&A expense rate was 20.9 percent in 2025, compared with 20.6 percent in 2024, reflecting the deleveraging impact of lower Net Sales and the net impact of other costs.

TARGET CORPORATION	2025 Form 10-K	31

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF OPERATIONS & OTHER PERFORMANCE FACTORS	Index to Financial Statements
Other Performance Factors

Net Interest Expense

Net interest expense was $445 million for 2025, compared with $411 million for 2024. The increase in net interest expense was primarily due to higher average debt levels.

Provision for Income Taxes

Our 2025 effective income tax rate was 22.3 percent compared with 22.2 percent in 2024. The increase reflects global minimum taxes and discrete tax expense in the current year related to share-based compensation, primarily offset by benefits from tax credits.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

To provide additional transparency, we have disclosed non-GAAP adjusted diluted earnings per share (Adjusted EPS), adjusted SG&A expenses, adjusted SG&A expense rate, adjusted operating income, and adjusted operating income margin rate. These measures exclude certain items presented below. We believe this information is useful in providing period-to-period comparisons of the results of our operations. These measures are not in accordance with, or an alternative to, generally accepted accounting principles in the U.S. (GAAP). The most comparable GAAP measures are diluted earnings per share, SG&A expenses, SG&A expense rate, operating income, and operating income margin rate. Adjusted EPS, adjusted SG&A expenses, adjusted SG&A expense rate, adjusted operating income, and adjusted operating income margin rate should not be considered in isolation or as a substitution for analysis of our results as reported in accordance with GAAP. Other companies may calculate these measures differently, or not provide similar measures, limiting the usefulness of the measures for comparisons with other companies.

Reconciliation of Non-GAAP Adjusted EPS	2025			2024			2023 (a)
(millions, except per share data)	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts	Pretax	Net of Tax	Per Share Amounts
GAAP diluted earnings per share			$8.13			$8.86			$8.94
Adjustments
Business transformation costs (b)	$250	$187	$0.41	$—	$—	$—	$—	$—	$—
Interchange fee settlements (c)	(593)	(441)	(0.97)	—	—	—	—	—	—
Adjusted diluted earnings per share			$7.57			$8.86			$8.94
Note: Amounts may not foot due to rounding.
(a)2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.
(b)Note 7 to the Financial Statements provides additional information.
(c)Note 6 to the Financial Statements provides additional information.

TARGET CORPORATION	2025 Form 10-K	32

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
Adjustments Affecting Comparability

	2025				2024				2023
	SG&A Expenses		Operating Income		SG&A Expenses		Operating Income		SG&A Expenses		Operating Income
(dollars in millions)	Dollars	Rate (a)	Dollars	Rate (a)	Dollars	Rate (a)	Dollars	Rate (a)	Dollars	Rate (a)	Dollars	Rate (a)
Reported, GAAP measure	$21,535	20.6%	$5,117	4.9%	$21,969	20.6%	$5,566	5.2%	$21,462	20.0%	$5,707	5.3%
Adjustments affecting comparability
Business transformation costs (b)	$(250)	(0.2)%	$250	0.2%	$—	—%	$—	—%	$—	—%	$—	—%
Interchange fee settlements (c)	593	0.6	(593)	(0.6)	—	—	—	—	—	—	—	—
Adjusted, Non-GAAP measure	$21,877	20.9%	$4,775	4.6%	$21,969	20.6%	$5,566	5.2%	$21,462	20.0%	$5,707	5.3%
Note: Amounts may not foot due to rounding.
(a)Rates are calculated by dividing the applicable amount by Net Sales.
(b)Note 7 provides additional information.
(c)Note 6 provides additional information.

TARGET CORPORATION	2025 Form 10-K	33

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Financial Statements
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	January 31, 2026	February 1, 2025
Operating income	$5,117	$5,566
+ Net other income	95	106
EBIT	5,212	5,672
+ Operating lease interest (a)	172	159
- Income taxes (b)	1,199	1,297
Net operating profit after taxes	$4,185	$4,534

Denominator	January 31, 2026	February 1, 2025	February 3, 2024
Current portion of long-term debt and other borrowings	$2,130	$1,636	$1,116
+ Noncurrent portion of long-term debt	14,326	14,304	14,922
+ Shareholders' investment	16,165	14,666	13,432
+ Operating lease liabilities (c)	3,834	3,935	3,608
- Cash and cash equivalents	5,488	4,762	3,805
Invested capital	$30,967	$29,779	$29,273
Average invested capital (d)	$30,373	$29,526

After-tax return on invested capital (e)	13.8%	15.4%
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
(b)Calculated using the effective tax rates, which were 22.3 percent and 22.2 percent for the trailing twelve months ended January 31, 2026, and February 1, 2025, respectively. For the trailing twelve months ended January 31, 2026, and February 1, 2025, includes tax effect of $1.2 billion and $1.3 billion, respectively, related to EBIT, and $38 million and $35 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(e)For the trailing twelve months ended January 31, 2026, includes the impact of after-tax net gains on interchange fee settlements and business transformation costs, which had a net favorable impact on after-tax ROIC of 0.8 percentage points. Notes 6 and 7 to the Financial Statements provide additional information.

TARGET CORPORATION	2025 Form 10-K	34

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Our year-end cash and cash equivalents balance increased to $5.5 billion from $4.8 billion in 2024. Our cash and cash equivalents balance includes short-term investments of $4.6 billion and $3.9 billion as of January 31, 2026, and February 1, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $6.6 billion in 2025 compared with $7.4 billion in 2024. The operating cash flow decrease reflects lower net earnings, as well as the net impact of lower accounts payable leverage and inventory purchases in the current year.

Inventory

Year-end inventory was $12.3 billion in 2025, compared with $12.7 billion in 2024. The decrease reflects the combined impact of timing of receipts and alignment of inventory with sales trends, partially offset by higher merchandise costs in 2025.

TARGET CORPORATION	2025 Form 10-K	35

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Capital Expenditures

Note: Amounts may not foot due to rounding.

Capital expenditures in 2025 reflect continued investment in our strategic initiatives, including investments in both stores and in our supply chain, enhancing our capabilities and guest experience across stores and digital channels. The increase in capital expenditures in 2025 compared with 2024 primarily reflects an increased investment in both new stores and remodels.

We expect capital expenditures in 2026 of approximately $5 billion to support our store experience and remodel program, continued investment in supply chain and technology projects, and investment in new stores. We expect to open about 30 new stores during 2026.

Dividends

We paid dividends totaling $2.1 billion ($4.52 per share) in 2025 and $2.0 billion ($4.44 per share) in 2024, a per share increase of 1.8 percent. We declared dividends totaling $2.1 billion ($4.54 per share) in 2025 and $2.1 billion ($4.46 per share) in 2024, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchases

During 2025 and 2024, we deployed $0.4 billion and $1.0 billion to repurchase shares. See Part II, Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Note 22 to the Financial Statements for more information.

TARGET CORPORATION	2025 Form 10-K	36

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of January 31, 2026, our credit ratings were as follows:

Credit Ratings	Moody's	S&P	Fitch
Long-term debt	A2	A	A
Commercial paper	P-1	A-1	F1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit ratings will remain the same as described above.

We issued $1.0 billion of unsecured debt in both March and June 2025, and repaid $1.5 billion of unsecured debt in April 2025. Note 17 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In October 2025, we obtained a new committed $1.0 billion 364-day unsecured revolving credit facility that will expire in October 2026 and terminated our prior 364-day credit facility. This credit facility and our $3.0 billion unsecured revolving credit facility that will expire in October 2028 provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility or our commercial paper program at any time during 2025 or 2024.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of January 31, 2026, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

Note 17 to the Financial Statements provides additional information.

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

TARGET CORPORATION	2025 Form 10-K	37

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Financial Statements
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

Inventory and cost of sales:    The vast majority of our inventory is accounted for under the retail inventory accounting method using the last-in, first-out method (LIFO). Our inventory is valued at the lower of LIFO cost or market. We reduce inventory for estimated losses related to shrink and markdowns. Our shrink estimate is based on historical losses and is adjusted to reflect results of actual physical inventory counts. We generally perform counts at each location annually, with counts taking place throughout the year. A 10 percent increase or decrease in our 2025 year-end inventory shrink reserve would impact our cost of sales by approximately $110 million. Historically, our actual physical inventory count results have shown our estimates to be reasonably accurate. Market adjustments for markdowns are recorded when the salability of the merchandise has diminished. Salability can be impacted by consumer preferences and seasonality, among other factors. We believe the risk of inventory obsolescence is largely mitigated because our inventory typically turns in less than three months. Inventory was $12.3 billion and $12.7 billion as of January 31, 2026, and February 1, 2025, respectively, and is further described in Note 10 to the Financial Statements.

Vendor income:    We receive various forms of consideration from our vendors (vendor income), principally earned as a result of volume rebates, promotions, certain advertising activities, and markdown allowances. Vendor income is recorded as a reduction of cost of sales except in arrangements where the payment is a reimbursement of specific, incremental, and identifiable costs and recorded as an offset to those costs. Vendor income earned can vary based on a number of factors, including purchase volumes, sales volumes, and our pricing and promotion strategies.

We establish a receivable for vendor income that is earned but not yet received. Based on historical trending and data, this receivable is computed by forecasting vendor income collections and estimating the amount earned. The majority of the year-end vendor income receivables are collected within the following fiscal quarter, and we do not believe there is a reasonable likelihood that the assumptions used in our estimate will change significantly. Historically, adjustments to our vendor income receivable have not been material. Vendor income receivable was $542 million and $543 million as of January 31, 2026, and February 1, 2025, respectively. Vendor income is described further in Note 4 to the Financial Statements.

Long-lived assets:    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The evaluation is performed primarily at the store level. An impairment loss is recognized when estimated undiscounted future cash flows from the operation and/or eventual disposition of the asset or asset group are less than its carrying amount, and is measured as the excess of its carrying amount over fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. We recorded impairments of $69 million, $68 million, and $102 million in 2025, 2024, and 2023, respectively, which are described further in Note 12 to the Financial Statements.

Insurance/self-insurance:    We retain a substantial portion of the risk related to certain general liability, workers' compensation, property loss, and team member medical and dental claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. General liability and workers' compensation liabilities are recorded based on our estimate of their net present value; other liabilities referred to above are not discounted. Our workers' compensation and general liability accrual was $881 million and $772 million as of January 31, 2026, and February 1, 2025, respectively. We believe that the amounts accrued are appropriate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our assumptions. For example, a 10 percent increase or decrease in average claim costs would have impacted our self-insurance expense by $87 million in 2025. Historically, adjustments to our estimates have not been material. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further disclosure of the market risks associated

TARGET CORPORATION	2025 Form 10-K	38

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION & NEW ACCOUNTING PRONOUNCEMENTS	Index to Financial Statements
with these exposures. We maintain insurance coverage to limit our exposure to certain events, including network security matters.

Income taxes:    We pay income taxes based on the tax statutes, regulations, and case law of the various jurisdictions in which we operate. Significant judgment is required in determining the timing and amounts of deductible and taxable items, and in evaluating the ultimate resolution of tax matters in dispute with tax authorities. The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not the uncertain tax positions would withstand challenge by taxing authorities. We periodically reassess these probabilities and record any changes in the financial statements as appropriate. Gross uncertain tax positions, including interest and penalties, were $468 million and $454 million as of January 31, 2026, and February 1, 2025, respectively. Although we believe our tax positions are reasonable, the resolution of these matters could be materially different from our assumptions, which would affect our consolidated results of operations and/or operating cash flows. Income taxes are described further in Note 20 to the Financial Statements.

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

Our 2025 expected long-term rate of return on plan assets of 7.20 percent was determined by the portfolio composition, historical long-term investment performance, and current market conditions. A 1 percentage point decrease in our expected long-term rate of return would increase annual expense by $38 million.

The discount rate used to determine benefit obligations is adjusted annually based on the interest rate for long-term high-quality corporate bonds, using yields for maturities that are in line with the duration of our pension liabilities. Our benefit obligation and related expense will fluctuate with changes in interest rates. A 1 percentage point decrease in the discount rate assumption for our qualified defined benefit pension plan would increase our year-end projected benefit obligation and annual expense by $360 million and $38 million, respectively.

Based on our experience, we use a graduated compensation growth schedule that assumes higher compensation growth for younger, shorter-service pension-eligible team members than it does for older, longer-service pension-eligible team members.

Pension benefits are further described in Note 25 to the Financial Statements.

Legal and other contingencies:    We believe the accruals recorded in our consolidated financial statements properly reflect loss exposures that are both probable and reasonably estimable. We do not believe any of the currently identified claims or litigation will materially affect our results of operations, cash flows, or financial condition. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 16 to the Financial Statements for further information on contingencies.

New Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

TARGET CORPORATION	2025 Form 10-K	39

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FORWARD LOOKING STATEMENTS & QUANTITATIVE AND QUALITATIVE DISCLOSURES	Index to Financial Statements
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "aim," "anticipate," "believe," "could," "expect," "may," "might," "seek," "will," "would," or similar words. The principal forward-looking statements in this report include statements regarding: our future financial and operational performance, our strategy for growth, changes in the consumer landscape, evolution in tariffs and global trade policy, the impacts of business transformation efforts, the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected contributions and payments related to our pension plan, the expected return on plan assets, the expected timing and recognition of compensation expenses, the adequacy of our reserves for general liability, workers' compensation, and property loss, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, our expectations regarding our contractual obligations, liabilities, and vendor income, the expected ability to recognize deferred tax assets and liabilities and the timing of such recognition, our expectations regarding arrangements with our partners, and changes in our assumptions and expectations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2026, our exposure to market risk was primarily from interest rate changes on our debt obligations and short-term investments. Our interest rate exposure is primarily due to differences between our floating rate debt obligations, including fixed rate debt hedged using floating rate interest rate swaps, compared to our floating rate short-term investments. As of January 31, 2026, our floating rate short-term investments exceeded our floating rate debt obligations by approximately $2.4 billion. Based on our financial position as of January 31, 2026, the annualized effect of a 1 percentage point increase in floating interest rates on our floating rate short-term investments, net of our floating rate debt obligations, would increase our earnings before income taxes by $24 million. In general, we expect our floating rate debt obligations to be in line with our floating rate short-term investments over time, but that may vary in different interest rate and economic environments. See further description of our debt and derivative instruments in Notes 17 and 18 to the Financial Statements.

We record our general liability and workers' compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Based on our balance sheet position as of January 31, 2026, the annualized effect of a 1 percentage point increase/(decrease) in interest rates would increase/(decrease) earnings before income taxes by $20 million.

In addition, we are exposed to market return fluctuations on our qualified defined benefit pension plan. The value of our pension liabilities is inversely related to changes in interest rates. A 1 percentage point decrease in the weighted average discount rate would increase annual expense by $38 million. To protect against declines in interest rates, we hold high-quality, long-duration bonds and derivative instruments in our pension plan trust. As of January 31, 2026, we had hedged 75 percent of the interest rate exposure of our plan liabilities.

As more fully described in Note 24 to the Financial Statements, we are exposed to market returns on accumulated team member balances in our nonqualified, unfunded deferred compensation plans. We control the risk of offering the nonqualified plans by making investments in life insurance contracts and prepaid forward contracts on our own common stock that substantially offset our economic exposure to the returns on these plans.

There have been no other material changes in our primary risk exposures or management of market risks since the prior year.

TARGET CORPORATION	2025 Form 10-K	40

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Financial Statements
Item 8.   Financial Statements and Supplementary Data

TARGET CORPORATION	2025 Form 10-K	41

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

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

/s/ Michael J. Fiddelke	/s/ Jim Lee
Michael J. Fiddelke Chief Executive Officer March 11, 2026	Jim Lee Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Target Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Target Corporation (the Corporation) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2026 expressed an unqualified opinion thereon.
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

TARGET CORPORATION	2025 Form 10-K	42

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Valuation of Vendor Income Receivable
Description of the Matter
At January 31, 2026, the Corporation’s vendor income receivable totaled $542 million. As discussed in Note 4 of the consolidated financial statements, the Corporation receives consideration for a variety of vendor-sponsored programs, which are primarily recorded as a reduction of cost of sales when earned. The Corporation records a receivable for amounts earned but not yet received.

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

/s/ Ernst & Young LLP

We have served as the Corporation's auditor since 1931.
Minneapolis, Minnesota
March 11, 2026

TARGET CORPORATION	2025 Form 10-K	43

FINANCIAL STATEMENTS	Table of Contents
REPORTS	Index to Financial Statements

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we conclude that the Corporation's internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 31, 2026, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report which appears on this page.

/s/ Michael J. Fiddelke	/s/ Jim Lee
Michael J. Fiddelke Chief Executive Officer March 11, 2026	Jim Lee Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Target Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Target Corporation’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Target Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 11, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 11, 2026

TARGET CORPORATION	2025 Form 10-K	44

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Operations

(millions, except per share data)	2025	2024	2023
Net sales	$104,780	$106,566	$107,412
Cost of sales	75,511	76,502	77,828
Selling, general, and administrative expenses	21,535	21,969	21,462
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,617	2,529	2,415
Operating income	5,117	5,566	5,707
Net interest expense	445	411	502
Net other income	(95)	(106)	(92)
Earnings before income taxes	4,767	5,261	5,297
Provision for income taxes	1,062	1,170	1,159
Net earnings	$3,705	$4,091	$4,138
Basic earnings per share	$8.16	$8.89	$8.96
Diluted earnings per share	$8.13	$8.86	$8.94
Weighted average common shares outstanding
Basic	454.1	460.4	461.5
Diluted	455.6	461.8	462.8
Antidilutive shares	2.1	0.5	2.1
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	45

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Comprehensive Income

(millions)	2025	2024	2023
Net earnings	$3,705	$4,091	$4,138
Other comprehensive income / (loss), net of tax
Pension benefit liabilities	61	22	(23)
Currency translation adjustment and cash flow hedges	(20)	(20)	(18)
Other comprehensive income / (loss)	41	2	(41)
Comprehensive income	$3,746	$4,093	$4,097
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	46

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Financial Position

(millions, except footnotes)	January 31, 2026	February 1, 2025
Assets
Cash and cash equivalents	$5,488	$4,762
Inventory	12,304	12,740
Other current assets	2,213	1,952
Total current assets	20,005	19,454
Property and equipment, net	33,749	33,022
Operating lease assets	3,703	3,763
Other noncurrent assets	2,033	1,530
Total assets	$59,490	$57,769
Liabilities and shareholders' investment
Accounts payable	$12,622	$13,053
Accrued and other current liabilities	6,478	6,110
Current portion of long-term debt and other borrowings	2,130	1,636
Total current liabilities	21,230	20,799
Long-term debt and other borrowings	14,326	14,304
Noncurrent operating lease liabilities	3,462	3,582
Deferred income taxes	2,265	2,303
Other noncurrent liabilities	2,042	2,115
Total noncurrent liabilities	22,095	22,304
Shareholders' investment
Common stock	38	38
Additional paid-in capital	7,247	6,996
Retained earnings	9,297	8,090
Accumulated other comprehensive loss	(417)	(458)
Total shareholders' investment	16,165	14,666
Total liabilities and shareholders' investment	$59,490	$57,769
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 452,840,187 shares issued and outstanding as of January 31, 2026; 455,566,995 shares issued and outstanding as of February 1, 2025.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	47

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Cash Flows

(millions)	2025	2024	2023
Operating activities
Net earnings	$3,705	$4,091	$4,138
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	3,134	2,981	2,801
Share-based compensation expense	281	304	251
Deferred income taxes	(55)	(180)	298
Noncash (gains) / losses and other, net	(100)	26	94
Changes in operating accounts:
Inventory	436	(854)	1,613
Other assets	(494)	(308)	(85)
Accounts payable	(501)	1,008	(1,216)
Accrued and other liabilities	156	299	727
Cash provided by operating activities	6,562	7,367	8,621
Investing activities
Expenditures for property and equipment	(3,727)	(2,891)	(4,806)
Other	78	31	46
Cash used in investing activities	(3,649)	(2,860)	(4,760)
Financing activities
Additions to long-term debt	1,984	741	—
Reductions of long-term debt	(1,643)	(1,139)	(147)
Dividends paid	(2,053)	(2,046)	(2,011)
Repurchase of stock	(408)	(1,007)	—
Shares withheld for taxes on share-based compensation	(67)	(99)	(127)
Cash used in financing activities	(2,187)	(3,550)	(2,285)
Net increase in cash and cash equivalents	726	957	1,576
Cash and cash equivalents at beginning of period	4,762	3,805	2,229
Cash and cash equivalents at end of period	$5,488	$4,762	$3,805
Supplemental information
Interest paid, net of capitalized interest	$629	$615	$605
Leased assets obtained in exchange for new finance lease liabilities	104	319	104
Leased assets obtained in exchange for new operating lease liabilities	381	758	1,027
Note: 2023 consisted of 53 weeks compared with 52 weeks in 2025 and 2024.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	48

FINANCIAL STATEMENTS	Table of Contents

Consolidated Statements of Shareholders' Investment

(millions)	Common Stock Shares	Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
January 28, 2023	460.3	$38	$6,608	$5,005	$(419)	$11,232
Net earnings	—	—	—	4,138	—	4,138
Other comprehensive loss	—	—	—	—	(41)	(41)
Dividends declared, $4.38 per share	—	—	—	(2,050)	—	(2,050)
Share-based compensation	1.4	—	153	—	—	153
February 3, 2024	461.7	$38	$6,761	$7,093	$(460)	$13,432
Net earnings	—	—	—	4,091	—	4,091
Other comprehensive income	—	—	—	—	2	2
Dividends declared, $4.46 per share	—	—	—	(2,080)	—	(2,080)
Repurchase of stock	(7.2)	(1)	—	(1,014)	—	(1,015)
Share-based compensation	1.1	1	235	—	—	236
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	3,705	—	3,705
Other comprehensive income	—	—	—	—	41	41
Dividends declared, $4.54 per share	—	—	—	(2,095)	—	(2,095)
Repurchase of stock	(3.8)	—	—	(403)	—	(403)
Share-based compensation	1.0	—	251	—	—	251
January 31, 2026	452.8	$38	$7,247	$9,297	$(417)	$16,165

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	49

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

Fiscal year - Our fiscal year ends on the Saturday nearest January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal 2025 ended January 31, 2026, and consisted of 52 weeks. Fiscal 2024 ended February 1, 2025, and consisted of 52 weeks. Fiscal 2023 ended February 3, 2024, and consisted of 53 weeks. Fiscal 2026 will end January 30, 2027, and will consist of 52 weeks.

Accounting policies - Our accounting policies are disclosed in the applicable Notes to the Consolidated Financial Statements.

TARGET CORPORATION	2025 Form 10-K	50

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales (millions)	2025	2024	2023
Apparel & accessories (a)	$15,737	$16,505	$16,485
Beauty (b)	13,214	13,173	12,538
Food & beverage (c)	24,136	23,828	23,899
Hardlines (d)	15,800	15,784	16,162
Home furnishings & décor (e)	15,608	16,699	17,760
Household essentials (f)	18,017	18,614	18,746
Other merchandise sales	205	217	213
Merchandise sales	102,717	104,820	105,803
Advertising revenue	915	649	522
Credit card profit sharing	522	576	667
Other	626	521	420
Net sales	$104,780	$106,566	$107,412
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

Merchandise sales – We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Merchandise sales do not include sales tax because we are a pass-through conduit for collecting and remitting sales taxes. Generally, guests may return national brand merchandise within 90 days of purchase and owned and exclusive brand merchandise within one year of purchase. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of January 31, 2026, and February 1, 2025, the liability for estimated returns was $155 million and $172 million, respectively.

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

TARGET CORPORATION	2025 Form 10-K	51

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Gift Card Liability Activity (millions)	February 1, 2025	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	January 31, 2026
Gift card liability (a)	$1,209	$849	$(861)	$1,197
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
•   Tariffs/duties
•   Other import costs
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
Other administrative costs

Note: The classification of these expenses varies across the retail industry.

TARGET CORPORATION	2025 Form 10-K	52

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
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

5. Advertising Costs

Advertising costs consist primarily of digital advertisements and media broadcast. Digital advertising costs are generally expensed as incurred when the consumer engages with the advertisement through clicks or views, while media broadcast costs are generally expensed at first showing or distribution of the advertisement. Advertising costs, net of vendor reimbursements, are recorded in SG&A Expenses and were $1.5 billion in both 2025 and 2024 and $1.4 billion in 2023.

6. Interchange Fee Settlements

In March 2025, we entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of these lump-sum settlements, we recorded gains within SG&A Expenses of $593 million, net of legal fees.

7. Business Transformation Costs

In May 2025, we announced a multi-year initiative to transform various aspects of our business—including our organizational structure, processes, and technology—to enable greater agility and optimize the use of the Company's assets. Costs incurred in connection with our business transformation initiative include the following:

•Severance and Related Costs — During 2025, we recognized $129 million of severance and related costs within SG&A, primarily related to our headquarters workforce reduction. The majority has been paid as of January 31, 2026.

•Asset-Related Charges and Other Costs — During 2025, we recognized $57 million of lease termination costs associated with vacant office space, and $64 million of impairment charges and other costs associated with the termination of a commercial partnership and certain other contract terminations within SG&A. Note 12 provides additional information regarding impairment charges.

TARGET CORPORATION	2025 Form 10-K	53

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
8. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Financial Instruments Measured on a Recurring Basis			Fair Value as of
(millions)	Classification	Measurement Level	January 31, 2026	February 1, 2025
Assets
Short-term investments (a)	Cash and Cash Equivalents	Level 1	$4,611	$3,893
Prepaid forward contracts (b)	Other Current Assets	Level 1	18	23
Liabilities
Interest rate swaps (c)	Other Current Liabilities	Level 2	1	—
Interest rate swaps (c)	Other Noncurrent Liabilities	Level 2	54	125
(a)Carrying value approximates fair value because maturities are less than three months.
(b)Initially valued at transaction price. Subsequently valued by reference to the market price of Target common stock.
(c)Valuations are based on observable inputs to the valuation model (e.g., interest rates and credit spreads). See Note 18 for additional information on interest rate swaps.

Significant Financial Instruments Not Measured at Fair Value (a)	As of January 31, 2026		As of February 1, 2025
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$14,398	$13,732	$13,904	$12,953
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

Cash and Cash Equivalents (millions)	January 31, 2026	February 1, 2025
Cash	$250	$276
Receivables from third-party financial institutions for credit and debit card transactions	627	593
Short-term investments	4,611	3,893
Cash and Cash Equivalents (a)	$5,488	$4,762
(a)We have access to these funds without any significant restrictions, taxes, or penalties.

As of January 31, 2026, and February 1, 2025, we included book overdrafts of $221 million and $157 million, respectively, in Accounts Payable and $7 million and $8 million, respectively, in Accrued and Other Current Liabilities.

TARGET CORPORATION	2025 Form 10-K	54

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
10. Inventory

The vast majority of our inventory is accounted for under the retail inventory accounting method (RIM) using the last-in, first-out (LIFO) method. Inventory is stated at the lower of LIFO cost or market. Inventory cost includes the amount we pay to our suppliers to acquire inventory, freight costs incurred to deliver product to our distribution centers and stores, and import costs, reduced by vendor income and cash discounts. Supply chain operating costs, including compensation and benefits, are expensed in the period incurred. Inventory is also reduced for estimated losses related to shrink and markdowns. The LIFO provision is calculated based on inventory levels, markup rates, and internally measured retail price indices, and was $201 million and $183 million as of January 31, 2026, and February 1, 2025, respectively.

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

11. Other Current Assets

Other Current Assets (millions)	January 31, 2026	February 1, 2025
Accounts and other receivables	$1,265	$998
Vendor income receivable	542	543
Prepaid expenses	223	226
Other	183	185
Other Current Assets	$2,213	$1,952

12. Property and Equipment

Property and equipment, including assets acquired under finance leases, is depreciated using the straight-line method over estimated useful lives or lease terms if shorter. We amortize leasehold improvements purchased after the beginning of the initial lease term over the shorter of the assets' useful lives or a term that includes the remaining initial lease term, plus any renewals that are reasonably certain at the date the leasehold improvements are acquired. Total depreciation expense, including depreciation expense included in Cost of Sales, was $3.1 billion, $3.0 billion, and $2.8 billion for 2025, 2024, and 2023, respectively. For income tax purposes, accelerated depreciation methods are generally used. Repair and maintenance costs are expensed as incurred. Facility pre-opening costs, including supplies and payroll, are expensed as incurred.

Property and Equipment, Net (millions)	January 31, 2026	February 1, 2025
Land	$7,023	$6,735
Buildings and improvements	40,418	38,752
Fixtures and equipment	9,294	8,917
Computer hardware and software	4,101	3,710
Construction-in-progress	1,303	1,185
Accumulated depreciation	(28,390)	(26,277)
Property and equipment, net	$33,749	$33,022

Estimated Useful Lives	Life (Years)
Buildings and improvements	8-39
Fixtures and equipment	2-15
Computer hardware and software	2-7

TARGET CORPORATION	2025 Form 10-K	55

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
We review long-lived assets for impairment when performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or supply chain facility, discontinue a project, or make significant software changes—indicate that the asset's carrying value may not be recoverable. We recognized impairment losses of $69 million, $68 million, and $102 million during 2025, 2024, and 2023, respectively. For asset groups classified as held for sale, measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. We estimate fair value by obtaining market appraisals, obtaining valuations from third-party brokers, or using other valuation techniques. Impairments are recorded in SG&A Expenses.

13. Other Noncurrent Assets

Other Noncurrent Assets (millions)	January 31, 2026	February 1, 2025
Goodwill (a)	$631	$631
Company-owned life insurance investments, net of loans (b)	600	540
Pension asset	231	121
Other	571	238
Other Noncurrent Assets	$2,033	$1,530
(a)No impairments were recorded in 2025, 2024, or 2023 as a result of the annual goodwill impairment tests performed.
(b)Note 24 provides more information on company-owned life insurance investments.

14. Supplier Finance Programs

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

Our outstanding vendor obligations eligible for early payment, which are included within Accounts Payable on our Consolidated Statements of Financial Position, do not represent actual early payments made under supplier finance programs, which have historically been lower.

Confirmed Obligations Outstanding (millions)	February 1, 2025	Invoices Confirmed During the Year	Confirmed Invoices Paid During the Year	January 31, 2026
Vendor obligations eligible for early payment	$3,666	$11,426	$(12,066)	$3,026

TARGET CORPORATION	2025 Form 10-K	56

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
15. Accrued and Other Current Liabilities

Accrued and Other Current Liabilities (millions)	January 31, 2026	February 1, 2025
Wages and benefits	$1,565	$1,597
Gift card liability, net of estimated breakage	1,197	1,209
Real estate, sales, and other taxes payable	704	708
Dividends payable	516	510
Income tax payable	440	334
Current portion of operating lease liabilities	372	353
Workers' compensation and general liability (a)	310	211
Interest payable	138	126
Other	1,236	1,062
Accrued and Other Current Liabilities	$6,478	$6,110
(a)We retain a substantial portion of the risk related to general liability and workers' compensation claims. We estimate our ultimate cost based on analysis of historical data and actuarial estimates. General liability and workers' compensation liabilities are recorded at our estimate of their net present value. Note 21 provides the noncurrent balance of these liabilities.

16. Commitments and Contingencies

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

Commitments

Purchase obligations, which include all legally binding contracts such as merchandise royalties, equipment purchases, marketing-related contracts, software acquisition/license commitments, firm minimum commitments for inventory purchases, and service contracts, were $1.2 billion as of January 31, 2026. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services are rendered. Real estate obligations, which include legally binding minimum lease payments for leases signed but not yet commenced, and commitments for the purchase, construction, or remodeling of real estate and facilities, were $1.7 billion as of January 31, 2026. These real estate obligations are primarily due within one year, a portion of which are recorded as liabilities.

We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

We also issue letters of credit and surety bonds in the ordinary course of business. Trade letters of credit totaled $1.2 billion as of January 31, 2026, a portion of which are reflected in Accounts Payable. Standby letters of credit and surety bonds, primarily related to insurance and regulatory requirements, totaled $667 million as of January 31, 2026.

TARGET CORPORATION	2025 Form 10-K	57

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

17. Commercial Paper and Long-Term Debt

Debt Maturities
(dollars in millions)	Weighted-Average Interest Rate at January 31, 2026	January 31, 2026	February 1, 2025
Due 2025	—%	$—	$1,500
Due 2026-2030	2.9	4,898	4,396
Due 2031-2035	4.9	3,734	2,740
Due 2036-2040	6.3	1,434	938
Due 2041-2045	4.0	1,090	1,089
Due 2046-2050	3.8	1,120	1,120
Due 2051-2052	3.9	2,122	2,121
Total notes and debentures		14,398	13,904
Swap valuation adjustments		(55)	(125)
Finance lease liabilities		2,113	2,161
Less: Amounts due within one year		(2,130)	(1,636)
Long-term debt and other borrowings		$14,326	$14,304

Required Principal Payments (millions)	2026	2027	2028	2029	2030	Thereafter
Total required principal payments	$2,000	$97	$581	$1,000	$1,230	$9,593

Our unsecured long-term debt issuances during the year ended January 31, 2026 were as follows:

Debt Issuances (dollars in millions)
Issuance Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
March 2025	April 2035	$1,000	5.00%
June 2025	June 2028	500	4.35
June 2025	February 2036	500	5.25

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the years ended January 31, 2026, or February 1, 2025.

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

18. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 8 provides the fair value and classification of these instruments.

TARGET CORPORATION	2025 Form 10-K	58

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Under our swap agreements, we pay a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) compounded over six months and receive a weighted average fixed rate of 2.8 percent. The agreements have a weighted average remaining maturity of 3.5 years. As of January 31, 2026, and February 1, 2025, interest rate swaps with notional amounts totaling $2.20 billion were designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during 2025 and 2024.

Effect of Hedges on Debt (millions)	January 31, 2026	February 1, 2025
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,139	$2,069
Cumulative hedging adjustments, included in carrying amount	(55)	(125)

Effect of Hedges on Net Interest Expense (millions)	2025	2024	2023
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$69	$1	$(52)
Hedged debt	(69)	(1)	52
Gain on cash flow hedges recognized in Net Interest Expense	23	23	24
Total	$23	$23	$24

19. Leases

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

TARGET CORPORATION	2025 Form 10-K	59

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Leases (millions)	Classification	January 31, 2026	February 1, 2025
Assets
Operating	Operating Lease Assets	$3,703	$3,763
Finance	Property and Equipment, Net (a)	1,399	1,557
Total leased assets		$5,102	$5,320
Liabilities
Current
Operating	Accrued and Other Current Liabilities	$372	$353
Finance	Current Portion of Long-term Debt and Other Borrowings	131	136
Noncurrent
Operating	Noncurrent Operating Lease Liabilities	3,462	3,582
Finance	Long-term Debt and Other Borrowings	1,982	2,025
Total lease liabilities		$5,947	$6,096
(a)Finance lease assets are recorded net of accumulated amortization of $963 million and $857 million as of January 31, 2026, and February 1, 2025, respectively.

Lease Cost (millions)	Classification	2025	2024	2023
Operating lease cost (a)	SG&A Expenses or Cost of Sales (b)	$691	$641	$550
Finance lease cost
Amortization of leased assets	Depreciation and Amortization (b)	152	146	136
Interest on lease liabilities	Net Interest Expense	79	77	71
Sublease income (c)	Net Sales	(24)	(15)	(20)
Net lease cost		$898	$849	$737
(a)2025, 2024, and 2023 include $143 million, $132 million, and $115 million, respectively, of short-term and variable lease costs.
(b)Supply chain-related amounts are included in Cost of Sales.
(c)Sublease income excludes rental income from owned properties of $54 million, $48 million, and $49 million for 2025, 2024, and 2023, respectively, which is also included in Net Sales.

TARGET CORPORATION	2025 Form 10-K	60

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Maturity of Lease Liabilities	Operating	Finance
(millions)	Leases (a)	Leases (b)	Total
2026	$529	$209	$738
2027	524	210	734
2028	496	212	708
2029	455	209	664
2030	403	211	614
Thereafter	2,642	1,758	4,400
Total lease payments	$5,049	$2,809	$7,858
Less: Interest	1,215	696
Present value of lease liabilities	$3,834	$2,113
(a)Operating lease payments include $719 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $39 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b)Finance lease payments include $286 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $100 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	January 31, 2026	February 1, 2025
Weighted average remaining lease term (years)
Operating leases	11.8	11.8
Finance leases	13.6	13.9
Weighted average discount rate
Operating leases	4.61%	4.51%
Finance leases	4.00%	3.88%

Other Information (millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$529	$490	$479
Operating cash flows from finance leases	79	76	70
Financing cash flows from finance leases	142	139	147

TARGET CORPORATION	2025 Form 10-K	61

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
20. Income Taxes

Earnings before income taxes were $4.8 billion, $5.3 billion, and $5.3 billion during 2025, 2024, and 2023, respectively, including $0.8 billion, $1.1 billion, and $1.2 billion earned by our foreign entities subject to tax outside of the U.S.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements, primarily related to the effective tax rate reconciliation and income taxes paid. We adopted the standard prospectively in fiscal 2025.

Tax Rate Reconciliation	2025
(dollars in millions)	Amount	Percent
U.S. federal statutory rate	$1,001	21.0%
State and local income taxes, net of federal income tax effects (a)	168	3.5
Foreign tax effects
Hong Kong	(72)	(1.5)
Other foreign jurisdictions	15	0.3
Effect of cross-border tax laws	25	0.5
Tax credits	(77)	(1.6)
Nontaxable or nondeductible Items (b)	(16)	(0.3)
Changes in unrecognized tax benefits	19	0.4
Other adjustments	(1)	—
Effective tax rate	$1,062	22.3%
(a)    State taxes in California, New York, Illinois, and Minnesota contributed to the majority of the tax effect in this category.
(b)    The tax effects of share based compensation are classified within nontaxable or nondeductible items in the effective tax rate reconciliation for 2025.

Tax Rate Reconciliation for years prior to the adoption of ASU 2023-09	2024	2023
	Percent	Percent
U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax effects	3.7	3.8
International	(1.1)	(1.3)
Excess tax benefit related to share-based payments	(0.1)	(0.3)
Federal tax credits	(0.8)	(0.8)
Other	(0.5)	(0.5)
Effective tax rate	22.2%	21.9%

TARGET CORPORATION	2025 Form 10-K	62

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Provision for Income Taxes (millions)	2025	2024	2023
Current:
Federal	$819	$1,013	$556
State	202	236	208
International	96	101	97
Total current	1,117	1,350	861
Deferred:
Federal	(72)	(184)	256
State	11	2	43
International	6	2	(1)
Total deferred	(55)	(180)	298
Total provision	$1,062	$1,170	$1,159

Income Taxes Paid, Net of Refunds (millions)	2025
Federal taxes (a)	$781
State taxes
California	74
Other	197
International taxes	39
Total income taxes paid	$1,091
(a)    Includes amounts paid for the purchase of federal transferable tax credits.

We made cash payments of $1,055 million and $374 million for income taxes, net of refunds, during 2024 and 2023, respectively. Due to deferred tax effects and other payment and refund timing differences, income tax payments are not necessarily indicative of our current tax expense or future cash obligations.

Net Deferred Tax Asset / (Liability) (millions)	January 31, 2026	February 1, 2025
Gross deferred tax assets:
Accrued and deferred compensation	$449	$423
Accruals and reserves not currently deductible	252	260
Self-insured benefits	234	207
Lease liabilities	1,534	1,600
Other	144	159
Total gross deferred tax assets	2,613	2,649
Gross deferred tax liabilities:
Property and equipment	(2,669)	(2,830)
Leased assets	(1,374)	(1,425)
Inventory	(591)	(484)
Other	(231)	(203)
Total gross deferred tax liabilities	(4,865)	(4,942)
Total net deferred tax liability (a)	$(2,252)	$(2,293)
(a)$13 million and $10 million of the balances as of January 31, 2026, and February 1, 2025, respectively, is included in Other Noncurrent Assets.

TARGET CORPORATION	2025 Form 10-K	63

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
As of January 31, 2026, we had gross tax loss carryforwards of $1.2 billion in Canada and $0.2 billion in Luxembourg. The losses are deemed to have a remote possibility of realization; therefore, a deferred tax asset and valuation allowance are not established.

We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) is currently auditing certain aspects of our U.S. federal income tax returns for 2021-2024, including transfer pricing matters. The IRS has completed examinations of years 2020 and prior. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2019.

Reconciliation of Gross Unrecognized Tax Benefits (millions)	2025	2024	2023
Balance at beginning of period	$433	$352	$233
Additions based on tax positions related to the current year	36	118	128
Additions for tax positions of prior years	4	22	8
Reductions for tax positions of prior years	(36)	(36)	(13)
Settlements	(1)	(23)	(4)
Balance at end of period	$436	$433	$352

If we were to prevail on all unrecognized tax benefits recorded, the amount that would benefit the effective tax rate was $226 million, $206 million, and $161 million as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively. In addition, the reversal of accrued interest and penalties would also benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During 2025, 2024, and 2023, we recorded expense from accrued interest and penalties of $12 million, $13 million, and $6 million, respectively. As of January 31, 2026, February 1, 2025, and February 3, 2024, total accrued interest and penalties were $32 million, $21 million, and $14 million, respectively.

TARGET CORPORATION	2025 Form 10-K	64

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
21. Other Noncurrent Liabilities

Other Noncurrent Liabilities (millions)	January 31, 2026	February 1, 2025
Deferred compensation	$650	$628
Workers' compensation and general liability	571	561
Deferred occupancy income (a)	358	388
Income and other taxes payable	340	338
Other	123	200
Other Noncurrent Liabilities	$2,042	$2,115
(a)To be amortized evenly through 2038.

22. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity (millions, except per share data)	2025	2024	2023
Total number of shares purchased	3.8	7.2	—
Average price paid per share (a)	$104.69	$141.72	$—
Total investment (a)	$403	$1,015	$—
(a)Amounts include applicable excise tax and commissions.

23. Share-Based Compensation

We maintain a long-term incentive plan for key team members and non-employee members of our Board of Directors. This plan allows us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards, or a combination of awards (collectively, share-based awards). The number of unissued common shares reserved for future grants under this plan was 15.3 million as of January 31, 2026.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and reflects estimated forfeitures. Share-based compensation expense recognized in SG&A Expenses was $282 million, $307 million, and $255 million, and the related income tax benefit was $62 million, $66 million, and $56 million, in 2025, 2024, and 2023, respectively.

TARGET CORPORATION	2025 Form 10-K	65

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Restricted Stock Units

We issue restricted stock units and performance-based restricted stock units generally with 3-year cliff or 4-year graduated vesting from the grant date (collectively restricted stock units) to certain team members. The final number of shares issued under performance-based restricted stock units is based on our total shareholder return relative to a retail peer group over a 3-year performance period. We also regularly issue restricted stock units to our Board of Directors, which vest quarterly in the year they are granted and are settled in shares of Target common stock upon departure from the Board. The fair value for restricted stock units is calculated based on our stock price on the date of grant, incorporating an analysis of the total shareholder return performance measure where applicable. The weighted average grant date fair value of restricted stock units was $107.95, $165.21, and $160.91 in 2025, 2024, and 2023, respectively.

Restricted Stock Unit Activity	Total Nonvested Units
	Restricted Stock (a)	Grant Date Fair Value (b)
February 1, 2025	4,549	$169.59
Granted	3,960	107.95
Forfeited	(762)	137.43
Vested	(1,609)	176.10
January 31, 2026	6,138	$133.76
(a)Represents the number of shares of restricted stock units, in thousands. For performance-based restricted stock units, assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding restricted stock units and performance-based restricted stock units as of January 31, 2026, was 5.98 million.
(b)Weighted average per unit.

The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. As of January 31, 2026, there was $443 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of restricted stock units vested and converted to shares of Target common stock was $175 million, $225 million, and $213 million in 2025, 2024, and 2023, respectively.

Performance Share Units

We issue performance share units to certain team members that represent shares potentially issuable in the future. Issuance is based upon our performance, generally relative to a retail peer group, over a 3-year performance period on certain measures primarily including sales growth, after-tax return on invested capital, and earnings per share growth. The fair value of performance share units is calculated based on our stock price on the date of grant. The weighted average grant date fair value of performance share units was $108.32, $164.92, and $162.54 in 2025, 2024, and 2023, respectively.

Performance Share Unit Activity	Total Nonvested Units
	Performance Share Units (a)	Grant Date Fair Value (b)
February 1, 2025	1,830	$177.15
Granted	1,894	108.32
Forfeited	(677)	168.61
Vested	(145)	216.19
January 31, 2026	2,902	$133.60
(a)Represents the number of performance share units, in thousands. Assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of January 31, 2026, was 1.11 million.
(b)Weighted average per unit.

TARGET CORPORATION	2025 Form 10-K	66

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
The expense recognized each period is partially dependent upon our estimate of the number of shares that will ultimately be issued. Future compensation expense for unvested awards could reach a maximum of $265 million assuming payout of all unvested awards. The unrecognized expense is expected to be recognized over a weighted average period of 1.6 years. The fair value of performance share units vested and converted to shares of Target common stock was $13 million, $46 million, and $127 million in 2025, 2024, and 2023, respectively.

24. Defined Contribution Plans

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

In addition, we maintain an unfunded, nonqualified deferred compensation plan for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. These team members choose from a menu of crediting rate alternatives that are generally the same as the investment choices in our 401(k) plan, but also includes a fund based on Target common stock. We credit an additional 2 percent per year to the accounts of all active participants, excluding executive officers, in part to recognize the risks inherent to their participation in this plan. We also maintain a frozen, unfunded, nonqualified deferred compensation plan covering less than 50 participants. Our total liability under these plans was $717 million and $684 million as of January 31, 2026, and February 1, 2025, respectively.

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

Plan Expenses
(millions)	2025	2024	2023
401(k) plan matching contributions expense	$386	$380	$373
Nonqualified deferred compensation plans
Benefits expense	$93	$90	$59
Related investment income	(65)	(62)	(43)
Nonqualified plans net expense	$28	$28	$16

25. Pension Plans

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

Funded Status	Qualified Plan		Nonqualified and International Plans
(millions)	2025	2024	2025	2024
Projected benefit obligations	$3,254	$3,225	$65	$64
Fair value of plan assets	3,485	3,346	28	25
Funded / (underfunded) status	$231	$121	$(37)	$(39)

TARGET CORPORATION	2025 Form 10-K	67

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Contributions and Estimated Future Benefit Payments

Our pension obligations can be met over time through a combination of company contributions to these plans and earnings on plan assets. In 2025 and 2024, we made no contributions to our qualified defined benefit pension plan. We are not required to make any contributions to our qualified defined benefit pension plan in 2026. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments (millions)	Pension Benefits
2026	$213
2027	227
2028	241
2029	244
2030	249
2031 - 2035	1,328

Cost of Plans

Net Pension Benefits (Income) / Expense
(millions)	Classification	2025	2024	2023
Service cost benefits earned	Cost of Sales and SG&A Expenses	$74	$80	$79
Interest cost on projected benefit obligation	Net Other Income	169	166	166
Expected return on assets	Net Other Income	(272)	(279)	(269)
Amortization of losses	Net Other Income	1	—	1
Prior service cost	Net Other Income	7	8	11
Total		$(21)	$(25)	$(12)

Assumptions

Benefit Obligation Weighted Average Assumptions	2025	2024
Discount rate	5.56%	5.68%
Average assumed rate of compensation increase	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64

Net Periodic Benefit Expense Weighted Average Assumptions	2025	2024	2023
Discount rate	5.68%	5.20%	4.83%
Expected long-term rate of return on plan assets	7.20	7.00	6.50
Average assumed rate of compensation increase	3.00	3.00	3.00
Cash balance plan interest crediting rate	4.64	4.64	4.64

The weighted average assumptions used to measure net periodic benefit expense each year are the rates as of the beginning of the year (i.e., the prior measurement date). Our most recent compound annual rate of return on qualified plan assets was 0.8 percent, 5.4 percent, 6.2 percent, and 5.9 percent for the 5-year, 10-year, 15-year, and 20-year time periods, respectively.

The market-related value of plan assets is used in calculating the expected return on assets. Historical differences between expected and actual returns are deferred and recognized in the market-related value over a 5-year period from the year in which they occur.

TARGET CORPORATION	2025 Form 10-K	68

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
We review the expected long-term rate of return annually and revise it as appropriate. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. Our 2025 expected annualized long-term rate of return assumptions were 7.0 percent for domestic equity securities, 7.0 percent for international equity securities, 6.0 percent for long-duration debt securities, 9.0 percent for balanced funds, and 8.0 percent for other investments. These estimates are a judgmental matter in which we consider the composition of our asset portfolio, our historical long-term investment performance, and current market conditions.

Benefit Obligation

Change in Projected Benefit Obligation	Qualified Plan		Nonqualified and International Plans
(millions)	2025	2024	2025	2024
Benefit obligation at beginning of period	$3,225	$3,436	$64	$60
Service cost	69	72	5	8
Interest cost	166	164	3	2
Plan amendments	7	8	—	—
Actuarial loss / (gain) (a)	35	(131)	—	(2)
Participant contributions	9	10	—	—
Benefits paid	(257)	(334)	(7)	(4)
Benefit obligation at end of period (b)	$3,254	$3,225	$65	$64
(a)The actuarial loss / (gain) was primarily driven by changes in the weighted average discount rate.
(b)Accumulated benefit obligation—the present value of benefits earned to date assuming no future salary growth—is materially consistent with the projected benefit obligation in each period presented.

TARGET CORPORATION	2025 Form 10-K	69

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
Plan Assets

Change in Plan Assets	Qualified Plan		Nonqualified and International Plans
(millions)	2025	2024	2025	2024
Fair value of plan assets at beginning of period	$3,346	$3,493	$25	$21
Actual return on plan assets	387	177	1	1
Employer contributions	—	—	9	7
Participant contributions	9	10	—	—
Benefits paid	(257)	(334)	(7)	(4)
Fair value of plan assets at end of period	$3,485	$3,346	$28	$25

Our asset allocation policy is designed to reduce the long-term cost of funding our pension obligations. The plan invests with both passive and active investment managers depending on the investment. The plan also seeks to reduce the risk associated with adverse movements in interest rates by employing an interest rate hedging program, which includes the use of derivative instruments.

Asset Category	Current Targeted Allocation	Actual Allocation
		2025	2024
Domestic equity securities (a)	12%	12%	14%
International equity securities	8	9	8
Debt securities	55	54	50
Balanced funds	20	22	24
Other (b)	5	3	4
Total	100%	100%	100%
(a)Equity securities include our common stock in amounts substantially less than 1 percent of total plan assets in both periods presented.
(b)Other assets include private equity, high-yield debt, natural resources and timberland funds, derivative instruments, and real estate.

TARGET CORPORATION	2025 Form 10-K	70

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements

Fair Value Measurements		Fair Value as of
(millions)	Measurement Level	January 31, 2026	January 31, 2025
Cash and cash equivalents	Level 1	$—	$6
Government securities (a)	Level 2	543	488
Fixed income (b)	Level 2	1,290	1,163
		1,833	1,657
Investments valued using NAV per share (c)
Fixed income		6	6
Private equity funds		45	55
Cash and cash equivalents		117	218
Common collective trusts		660	539
Balanced funds		754	803
Other		98	93
Total plan assets		$3,513	$3,371
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

Amounts Included in Shareholders' Investment

Actuarial gains and losses are recorded in Accumulated Other Comprehensive Loss (AOCI) and amortized using the corridor approach. As of January 31, 2026, and February 1, 2025, pretax net actuarial losses recorded in AOCI totaled $857 million and $939 million, respectively.

26. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss (millions)	Cash Flow Hedges		Currency Translation Adjustment	Pension	Total
February 1, 2025	$266		$(27)	$(697)	$(458)
Other comprehensive (loss) / income before reclassifications	(1)		(2)	61	58
Amounts reclassified	(17)	(a)	—	—	(17)
January 31, 2026	$248		$(29)	$(636)	$(417)

Note: Amounts are net of tax.
(a)Represents amortization of gains and losses on cash flow hedges, net of $6 million of taxes, which is recorded in Net Interest Expense.

TARGET CORPORATION	2025 Form 10-K	71

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Financial Statements
27. Segment Reporting

Our Chief Operating Decision Maker (CODM)—our Chief Executive Officer—monitors our consolidated net earnings and operating income to evaluate performance and make operating decisions including whether to invest profits into capital projects, make equity or other investments, or return capital to shareholders. Consolidated assets as presented on our Consolidated Statements of Financial Position is the only view of assets regularly reviewed by our CODM. We operate as a single segment that includes all of our operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our consolidated revenues are generated in the United States. The vast majority of our properties and equipment are located within the United States.

Business Segment Results
(millions)	2025	2024	2023
Net sales	$104,780	$106,566	$107,412
Cost of sales
Merchandising cost of sales (a)	67,980	68,884	70,652
Supply chain and digital fulfillment costs (a)	7,531	7,618	7,176
Total cost of sales	75,511	76,502	77,828
SG&A expenses (b)	21,535	21,969	21,462
Depreciation and amortization (exclusive of depreciation included in cost of sales)	2,617	2,529	2,415
Operating income	5,117	5,566	5,707
Net interest expense	445	411	502
Net other income	(95)	(106)	(92)
Earnings before income taxes	4,767	5,261	5,297
Provision for income taxes	1,062	1,170	1,159
Net earnings	$3,705	$4,091	$4,138
(a)Note 3 provides a description of Merchandising Cost of Sales and Supply Chain and Digital Fulfillment Costs.
(b)For 2025, includes $250 million related to business transformation costs described in Note 7 and $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters described in Note 6.

28. Subsequent Event

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized by the statute. Target is the importer of record for certain merchandise that was previously subject to such tariffs under IEEPA. The ruling does not establish a refund process, and significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we are unable to estimate the financial effects, if any, at this time.

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

TARGET CORPORATION	2025 Form 10-K	72

SUPPLEMENTAL INFORMATION	Table of Contents

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

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TARGET CORPORATION	2025 Form 10-K	73

SUPPLEMENTAL INFORMATION	Table of Contents

PART III

Certain information required by Part III is incorporated by reference from Target's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (our Proxy Statement). Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors
•General information about corporate governance and the Board—
◦Committees
◦Business ethics and conduct
•Compensation Discussion and Analysis—Compensation policies and risk—Securities trading policy
•Questions and answers about the 2026 Annual Meeting—Access to information—Question 16
•Questions and answers about the 2026 Annual Meeting—Communications—Question 19

See also Part I, Item 1, Business of this Form 10-K.

Item 11. Executive Compensation

The following sections of the Proxy Statement are incorporated herein by reference:

•Item one—Election of directors—Non-employee director compensation
•Compensation Discussion and Analysis
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
◦Director independence
◦Policy on transactions with related persons

Item 14.    Principal Accountant Fees and Services

The following section of the Proxy Statement is incorporated herein by reference:

•Item two—Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm—Audit and non-audit fees

TARGET CORPORATION	2025 Form 10-K	74

SUPPLEMENTAL INFORMATION	Table of Contents

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

a)    (1) Financial Statements

•Consolidated Statements of Operations for the Years Ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Statements of Financial Position as of January 31, 2026, and February 1, 2025
•Consolidated Statements of Cash Flows for the Years Ended January 31, 2026, February 1, 2025, and February 3, 2024
•Consolidated Statements of Shareholders' Investment for the Years Ended January 31, 2026, February 1, 2025, and February 3, 2024
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID: 42)

(2) Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

(3) Exhibits

See exhibits listed under part (b) below.

TARGET CORPORATION	2025 Form 10-K	75

SUPPLEMENTAL INFORMATION	Table of Contents

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

10.4.5	*	Form of Cliff-Vested Restricted Stock Unit Agreement (filed as Exhibit 10.4.5 to Target's Form 10-K for the year ended February 1, 2025, and incorporated by reference).
10.4.6	*	Form of Performance Award Performance Share Unit Agreement Filed as Exhibit 10.4.6 to Target's Form 10-K for the year ended February 1, 2025, and incorporated by reference).
10.5	*
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

10.9	*	Target Corporation Officer EDCP (2025 Plan Statement) (filed as Exhibit 10.9 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated herein by reference).

TARGET CORPORATION	2025 Form 10-K	76

SUPPLEMENTAL INFORMATION	Table of Contents

10.10	*	Target Corporation Deferred Compensation Plan Directors (filed as Exhibit (10)I to Target's Annual Report on Form 10-K for the year ended February 3, 2007, and incorporated herein by reference).
10.11	*
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

10.18	* **	Executive Chair Letter Agreement, dated as of February 2, 2026, between Target Corporation and Brian C. Cornell.
10.19	* **	Form of Two-Year Ratable Vesting Restricted Stock Unit Agreement.
10.20	*
Transition Agreement, dated as of May 20, 2025, among Target Corporation, Target Enterprise, Inc., and A. Christina Hennington (filed as Exhibit 10.23 to Target's Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, and incorporated herein by reference).

10.21	*
Transition Agreement, dated as of May 20, 2025, among Target Corporation, Target Enterprise, Inc., and Amy Tu (filed as Exhibit 10.24 to Target's Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, and incorporated herein by reference).

10.22	* **	Transition Agreement, dated as of February 6, 2026, among Target Corporation, Target Enterprise, Inc., and Richard H. Gomez.
10.23
Five-Year Credit Agreement, dated as of October 18, 2021, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)DD to Target's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, and incorporated herein by reference).

10.23.1	‡
Amendment No. 1 to Five-Year Credit Agreement, dated as of October 25, 2022, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit (10)EE to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, and incorporated herein by reference).

10.23.2
Amendment No. 2 to Five-Year Credit Agreement, dated as of September 20, 2023, among Target Corporation, Bank of America, N.A., as Administrative Agent, and the Banks listed therein (filed as Exhibit 10.19.2 to Target's Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, and incorporated herein by reference).

10.24	‡
364-Day Credit Agreement, dated as of October 9, 2025, among Target Corporation, the Banks listed therein, the Co-Documentation Agents and Syndication Agent listed therein, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.20 to Target's Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, and incorporated herein by reference).

TARGET CORPORATION	2025 Form 10-K	77

SUPPLEMENTAL INFORMATION	Table of Contents

10.25	+ ‡
Credit Card Program Agreement, dated as of October 22, 2012, among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated herein by reference).

10.25.1	+
First Amendment, dated as of February 24, 2015, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21.1 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated herein by reference).

10.25.2	+
Second Amendment, dated as of November 19, 2019, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21.2 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated herein by reference).

10.25.3	+
Third Amendment, dated as of November 1, 2022, to Credit Card Program Agreement among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit (10)JJ to Target's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, and incorporated herein by reference).

10.25.4	+
Letter Agreement, dated as of March 8, 2023, among Target Corporation, Target Enterprise, Inc. and TD Bank USA, N.A. (filed as Exhibit 10.21.4 to Target’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, and incorporated herein by reference).

10.26	+
Pharmacy Operating Agreement, dated as of December 16, 2015, between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit 10.22 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated by reference).

10.26.1	+
First Amendment, dated as of November 30, 2016, to Pharmacy Operating Agreement between Target Corporation and CVS Pharmacy, Inc. (filed as Exhibit 10.22.1 to Target's Annual Report on Form 10-K for the year ended February 1, 2025, and incorporated by reference).

10.26.2
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

TARGET CORPORATION	2025 Form 10-K	78

SUPPLEMENTAL INFORMATION	Table of Contents

(1)    Certain instruments defining the rights of holders of long-term debt securities of the Corporation have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Corporation agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon its request.

Item 16.    Form 10-K Summary

Not applicable.

TARGET CORPORATION	2025 Form 10-K	79

SUPPLEMENTAL INFORMATION	Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET CORPORATION
	By:	/s/ Jim Lee
Date: March 11, 2026		Jim Lee Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Fiddelke
Date: March 11, 2026	Michael J. Fiddelke Chief Executive Officer (Principal Executive Officer)

/s/ Jim Lee
Date: March 11, 2026	Jim Lee Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew A. Liegel
Date: March 11, 2026	Matthew A. Liegel Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

DAVID P. ABNEY DOUGLAS M. BAKER, JR. GEORGE S. BARRETT GAIL K. BOUDREAUX BRIAN C. CORNELL ROBERT L. EDWARDS	DONALD R. KNAUSS CHRISTINE A. LEAHY MONICA C. LOZANO GRACE PUMA DERICA W. RICE DMITRI L. STOCKTON	Constituting a majority of the Board of Directors

Jim Lee, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors, all in the capacities and on the date stated.

	By:	/s/ Jim Lee
Date: March 11, 2026		Jim Lee Attorney-in-fact

TARGET CORPORATION	2025 Form 10-K	80