Form 10-Q
period 2026-05-02
TARGET CORP
filed 2026-05-29
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at May 22, 2026, were 454,191,112.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended
(millions, except per share data) (unaudited)	May 2, 2026	May 3, 2025
Net sales	$25,443	$23,846
Cost of sales	18,061	17,128
Selling, general, and administrative expenses	5,562	4,591
Depreciation and amortization (exclusive of depreciation included in cost of sales)	685	655
Operating income	1,135	1,472
Net interest expense	117	116
Net other income	(15)	(26)
Earnings before income taxes	1,033	1,382
Provision for income taxes	252	346
Net earnings	$781	$1,036
Basic earnings per share	$1.72	$2.28
Diluted earnings per share	$1.71	$2.27
Weighted average common shares outstanding
Basic	453.8	455.0
Diluted	455.8	456.5
Antidilutive shares	1.0	2.4

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended
(millions) (unaudited)	May 2, 2026	May 3, 2025
Net earnings	$781	$1,036
Other comprehensive income / (loss), net of tax
Pension	7	—
Cash flow hedges and currency translation adjustment	(5)	(4)
Other comprehensive income / (loss)	2	(4)
Comprehensive income	$783	$1,032

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Cash and cash equivalents	$3,534	$5,488	$2,887
Inventory	12,317	12,304	13,048
Other current assets	2,214	2,213	1,824
Total current assets	18,065	20,005	17,759
Property and equipment, net	34,175	33,749	33,182
Operating lease assets	3,652	3,703	3,739
Other noncurrent assets	2,118	2,033	1,505
Total assets	$58,010	$59,490	$56,185
Liabilities and shareholders’ investment
Accounts payable	$12,188	$12,622	$11,823
Accrued and other current liabilities	6,063	6,478	6,029
Current portion of long-term debt and other borrowings	1,133	2,130	1,139
Total current liabilities	19,384	21,230	18,991
Long-term debt and other borrowings	14,282	14,326	14,334
Noncurrent operating lease liabilities	3,416	3,462	3,564
Deferred income taxes	2,438	2,265	2,338
Other noncurrent liabilities	2,095	2,042	2,011
Total noncurrent liabilities	22,231	22,095	22,247
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	7,220	7,247	7,011
Retained earnings	9,552	9,297	8,360
Accumulated other comprehensive loss	(415)	(417)	(462)
Total shareholders’ investment	16,395	16,165	14,947
Total liabilities and shareholders’ investment	$58,010	$59,490	$56,185
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 454,177,135, 452,840,187, and 454,364,799 shares issued and outstanding as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Three Months Ended
(millions) (unaudited)	May 2, 2026	May 3, 2025
Operating activities
Net earnings	$781	$1,036
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	813	787
Share-based compensation expense	54	69
Deferred income taxes	173	36
Noncash (gains) / losses and other, net	(42)	(4)
Changes in operating accounts:
Inventory	(13)	(308)
Other assets	(85)	146
Accounts payable	(557)	(1,344)
Accrued and other liabilities	(408)	(143)
Cash provided by operating activities	716	275
Investing activities
Expenditures for property and equipment	(1,035)	(790)
Other	2	3
Cash used in investing activities	(1,033)	(787)
Financing activities
Additions to long-term debt	—	991
Reductions of long-term debt	(1,032)	(1,534)
Dividends paid	(516)	(510)
Repurchase of stock	—	(250)
Shares withheld for taxes on share-based compensation	(89)	(60)
Cash used in financing activities	(1,637)	(1,363)
Net decrease in cash and cash equivalents	(1,954)	(1,875)
Cash and cash equivalents at beginning of period	5,488	4,762
Cash and cash equivalents at end of period	$3,534	$2,887
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$—	$17
Leased assets obtained in exchange for new operating lease liabilities	45	70

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	1,036	—	1,036
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(515)	—	(515)
Repurchase of stock	(2.2)	—	—	(251)	—	(251)
Share-based compensation	1.0	—	15	—	—	15
May 3, 2025	454.4	$38	$7,011	$8,360	$(462)	$14,947
Net earnings	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends declared, $1.14 per share	—	—	—	(529)	—	(529)
Share-based compensation	—	—	73	—	—	73
August 2, 2025	454.4	$38	$7,084	$8,766	$(468)	$15,420
Net earnings	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Repurchase of stock	(1.7)	—	—	(152)	—	(152)
Share-based compensation	0.1	—	73	—	—	73
November 1, 2025	452.8	$38	$7,157	$8,777	$(471)	$15,501
Net earnings	—	—	—	1,046	—	1,046
Other comprehensive income	—	—	—	—	54	54
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Share-based compensation	—	—	90	—	—	90
January 31, 2026	452.8	$38	$7,247	$9,297	$(417)	$16,165

TARGET CORPORATION	Q1 2026 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
January 31, 2026	452.8	$38	$7,247	$9,297	$(417)	$16,165
Net earnings	—	—	—	781	—	781
Other comprehensive income	—	—	—	—	2	2
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Share-based compensation	1.4	—	(27)	—	—	(27)
May 2, 2026	454.2	$38	$7,220	$9,552	$(415)	$16,395

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q1 2026 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

TARGET CORPORATION	Q1 2026 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales	Three Months Ended
(millions)	May 2, 2026	May 3, 2025
Apparel & accessories (a)	$3,846	$3,711
Beauty (b)	3,398	3,101
Food & beverage (c)	6,263	5,902
Hardlines (Fun 101) (d)	3,522	3,074
Home furnishings & décor (e)	3,239	3,220
Household essentials (f)	4,570	4,357
Other merchandise sales	56	40
Merchandise sales	24,894	23,405
Advertising revenue	246	163
Credit card profit sharing	130	141
Other	173	137
Net sales	$25,443	$23,846
(a)Includes apparel for women, men, young adults, kids, toddlers, and babies, as well as jewelry, accessories, and shoes.
(b)Includes skin and bath care, cosmetics, hair care, oral care, deodorant, and shaving products.
(c)Includes dry and perishable grocery, including snacks, candy, beverages, deli, bakery, meat, produce, food service (primarily Starbucks), and floral in our stores.
(d)Includes electronics, including video games and consoles, toys, trading cards, sporting goods and fan merchandise, pop culture and other entertainment, and luggage.
(e)Includes bed and bath, home décor, school/office supplies, storage, small appliances, kitchenware, greeting cards, party supplies, furniture, lighting, home improvement, and seasonal merchandise.
(f)Includes household cleaning, paper products, over-the-counter healthcare, vitamins and supplements, baby gear, and pet supplies.

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of May 2, 2026, January 31, 2026, and May 3, 2025, the liability for estimated returns was $191 million, $155 million, and $186 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 31, 2026	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	May 2, 2026
(millions)
Gift card liability (a)	$1,197	$238	$(420)	$1,015
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

TARGET CORPORATION	Q1 2026 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

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

4. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$2,544	$4,611	$1,975
Prepaid forward contracts	Other Current Assets	Level 1	22	18	17
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	1	3
Interest rate swaps	Other Noncurrent Liabilities	Level 2	65	54	65

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	May 2, 2026		January 31, 2026		May 3, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,402	$12,635	$14,398	$13,732	$13,398	$12,377
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

TARGET CORPORATION	Q1 2026 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $2.8 billion, $3.0 billion, and $3.3 billion as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. These outstanding vendor obligations do not represent actual early payments made under supplier finance programs, which have historically been lower.

6. Long-Term Debt and Commercial Paper

Our unsecured long-term debt repayments during the three months ended May 2, 2026, were as follows:

Debt Repayments (dollars in millions)
Repayment Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
April 2026	April 2026	$1,000	2.50%

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three months ended May 2, 2026, or May 3, 2025.

7. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 4 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of May 2, 2026, and $2.20 billion as of January 31, 2026, and May 3, 2025. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three months ended May 2, 2026, and May 3, 2025.

Effect of Hedges on Debt (millions)	May 2, 2026	January 31, 2026	May 3, 2025
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,376	$2,139	$2,126
Cumulative hedging adjustments, included in carrying amount	(65)	(55)	(68)

Effect of Hedges on Net Interest Expense	Three Months Ended
(millions)	May 2, 2026	May 3, 2025
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(10)	$57
Hedged debt	10	(57)
Gain on cash flow hedges recognized in Net Interest Expense	6	6
Total	$6	$6

TARGET CORPORATION	Q1 2026 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

8. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended
(millions, except per share data)	May 2, 2026	May 3, 2025
Number of shares purchased	—	2.2
Average price paid per share (a)	$—	$114.60
Total investment (a)	$—	$251
(a)    Amounts include applicable excise tax and commissions.

9. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits (Income) / Expense		Three Months Ended
(millions)	Classification	May 2, 2026	May 3, 2025
Service cost benefits earned	Cost of Sales and SG&A Expenses	$18	$17
Interest cost on projected benefit obligation	Net Other Income	40	42
Expected return on assets	Net Other Income	(64)	(67)
Amortization of losses	Net Other Income	9	—
Total		$3	$(8)

10. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 31, 2026	$248	$(29)	$(636)	$(417)
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Amounts reclassified	(4)	—	7	3
May 2, 2026	$244	$(30)	$(629)	$(415)
Note: Amounts are net of tax.

TARGET CORPORATION	Q1 2026 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

Business Segment Results	Three Months Ended
(millions)	May 2, 2026	May 3, 2025
Net sales	$25,443	$23,846
Cost of sales
Merchandising cost of sales	16,278	15,355
Supply chain and digital fulfillment costs	1,783	1,773
Total cost of sales	18,061	17,128
Selling, general and administrative expenses (a)	5,562	4,591
Depreciation and amortization (exclusive of depreciation included in cost of sales)	685	655
Operating income (a)	1,135	1,472
Net interest expense	117	116
Net other income	(15)	(26)
Earnings before income taxes	1,033	1,382
Provision for income taxes	252	346
Net earnings	$781	$1,036
(a)For the three months ended May 3, 2025, includes $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters. Note 3 provides additional information.

TARGET CORPORATION	Q1 2026 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2026 included the following:

•Net Sales of $25.4 billion, an increase of 6.7 percent from the comparable prior-year period, driven by:
•A comparable sales increase of 5.6 percent, reflecting a 4.4 percent increase in traffic and a 1.1 percent increase in average transaction amount;
•The sales contribution from new stores; and
•Non-merchandise sales growth of 24.6 percent, primarily driven by growth in our Roundel digital advertising business offering.
•GAAP and Adjusted operating income1 of $1.1 billion was 22.9 percent lower than prior year GAAP operating income, which included $593 million of pretax net gains on interchange fee settlements. Excluding the settlement gains, Adjusted operating income was 29.1 percent higher than $0.9 billion in the prior-year.

Earnings Per Share	Three Months Ended
	May 2, 2026	May 3, 2025	Change
GAAP diluted earnings per share	$1.71	$2.27	(24.5)%
Adjustments	—	(0.97)
Adjusted diluted earnings per share[1]	$1.71	$1.30	31.6%
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

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended May 2, 2026, after-tax ROIC was 12.4 percent, compared with 15.1 percent for the trailing twelve months ended May 3, 2025. The calculation of ROIC is provided on page 21.

Business Environment

Beginning in 2025, the U.S. imposed additional tariffs on a wide range of imported products using various legal authorities, including the International Emergency Economic Powers Act (IEEPA). These tariffs were subsequently modified through incremental increases, decreases, pauses, and limited exemptions. Approximately one-half of the merchandise we offer is sourced from outside the U.S., either directly or through our vendors, with China as the single largest source of merchandise we import.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. While the ruling did not establish a refund process, the U.S. Court of International Trade (CIT) subsequently ordered U.S. Customs and Border Protection (CBP) to implement a process to administer refunds, which CBP began executing with the April 20, 2026 deployment of the Consolidated Administration and Processing of Entries (CAPE) system for certain IEEPA refund claims.

We incurred tariffs under IEEPA, and are following the established refund filing and validation process through the CAPE system, along with other importers seeking IEEPA refunds. As of May 2, 2026, no refunds had been received and no receivable was recorded. Subsequent to quarter-end, we began receiving refunds, which to date have not been material. Due to the remaining uncertainties related to the process, timing, and amount of potential refunds, as well as a potential appeal of the CIT's order to issue refunds, we are unable to estimate the ultimate financial effects of IEEPA refunds.

After the Supreme Court ruling in February, the U.S. administration instituted new tariffs against most major trading partners, and has previewed future actions that could restore or exceed the level of the IEEPA tariffs. We continue to assess and respond to the evolving consumer, legal and regulatory environment.

TARGET CORPORATION	Q1 2026 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
The collective interaction of tariffs, IEEPA refunds, sourcing strategies, pricing actions, consumer response and behaviors, and other factors could materially impact our sales, results of operations, and financial condition in future periods.

Business Transformation Initiatives

In 2025, we announced a multi-year initiative to transform various aspects of our business—including our organizational structure, processes, and technology—to enable greater agility and optimize the use of the Company's assets. We incurred costs and charges related to our business transformation initiatives in 2025, including a reduction in our headquarters workforce. Refer to Note 7 to the Financial Statements in our Form 10-K for the fiscal year ended January 31, 2026, for additional information.

We did not incur any costs or charges related to these initiatives during the three months ended May 2, 2026, or the comparable prior-year period.

We may incur additional costs and charges related to these initiatives in future periods, which may adversely affect our results of operations and financial condition; however, we cannot reasonably estimate the amount or timing of such costs and charges.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(dollars in millions)	May 2, 2026	May 3, 2025	Change
Net sales	$25,443	$23,846	6.7%
Cost of sales	18,061	17,128	5.4
SG&A expenses	5,562	4,591	21.1
Depreciation and amortization (exclusive of depreciation included in cost of sales)	685	655	4.6
Operating income	$1,135	$1,472	(22.9)%

Adjusted SG&A expenses (a)	$5,562	$5,183	7.3%
Adjusted operating income (a)	1,135	879	29.1

Rate Analysis	Three Months Ended
	May 2, 2026	May 3, 2025
Gross margin rate	29.0%	28.2%
SG&A expense rate	21.9	19.3
Adjusted SG&A expense rate (a)	21.9	21.7
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.7	2.7
Operating income margin rate	4.5	6.2
Adjusted operating income margin rate (a)	4.5	3.7
Note: Gross margin (GM) is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales.
(a)Adjusted SG&A expenses, Adjusted SG&A expense rate, Adjusted operating income, and Adjusted operating income margin rate, which are non-GAAP measures, exclude the impact of certain items. Management believes that these measures are useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 20.

Net Sales

Net sales includes all Merchandise Sales and revenues from other sources, most notably advertising revenue and credit card profit-sharing income.

TARGET CORPORATION	Q1 2026 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

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

Comparable Sales	Three Months Ended
	May 2, 2026	May 3, 2025
Comparable sales change	5.6%	(3.8)%
Drivers of change in comparable sales
Number of transactions (traffic)	4.4	(2.4)
Average transaction amount	1.1	(1.4)

Comparable Sales by Channel	Three Months Ended
	May 2, 2026	May 3, 2025
Stores originated comparable sales change	4.7%	(5.7)%
Digitally originated comparable sales change	8.9	4.7

Merchandise Sales by Channel	Three Months Ended
	May 2, 2026	May 3, 2025
Stores originated	79.7%	80.2%
Digitally originated	20.3	19.8
Total	100%	100%

Merchandise Sales by Fulfillment Channel	Three Months Ended
	May 2, 2026	May 3, 2025
Stores	97.6%	97.6%
Other	2.4	2.4
Total	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

TARGET CORPORATION	Q1 2026 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Merchandise Sales by Product Category	Three Months Ended
	May 2, 2026	May 3, 2025
Apparel & accessories	16%	16%
Beauty	14	13
Food & beverage	25	25
Hardlines (Fun 101)	14	13
Home furnishings & décor	13	14
Household essentials	18	19
Total	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

Store Data

Change in Number of Stores	Three Months Ended
	May 2, 2026	May 3, 2025
Beginning store count	1,995	1,978
Opened	7	3
Ending store count	2,002	1,981

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	May 2, 2026	January 31, 2026	May 3, 2025	May 2, 2026	January 31, 2026	May 3, 2025
170,000 or more sq. ft.	274	273	273	49,045	48,824	48,824
50,000 to 169,999 sq. ft.	1,581	1,576	1,562	197,978	197,274	195,436
49,999 or less sq. ft.	147	146	146	4,460	4,420	4,404
Total	2,002	1,995	1,981	251,483	250,518	248,664
(a)In thousands; reflects total square feet less office, supply chain facility, and vacant space.

TARGET CORPORATION	Q1 2026 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date
For the three months ended May 2, 2026, our gross margin rate was 29.0 percent compared with 28.2 percent in the comparable prior-year period. The increase reflected net benefits from:
•merchandising, primarily due to lower markdown rates and growth in advertising and other revenues, partially offset by higher product costs; and
•supply chain and digital fulfillment, including productivity improvements in supply chain facilities, and the leveraging impact of higher sales.

Selling, General, and Administrative Expense Rate

For the three months ended May 2, 2026, our SG&A expense rate was 21.9 percent compared with 19.3 percent for the comparable prior-year period. Our comparable prior-period rate included a 2.5 percentage point benefit from interchange fee settlements, which are further described in Note 3 to the Financial Statements. Excluding this item, our Adjusted SG&A expense rate was 21.7 percent. The remaining 0.2 percentage point increase in 2026 reflected higher compensation expense, including stores payroll and incentive compensation, new store and remodel-related expenses, and the net impact of other cost increases. These cost increases more than offset the leverage benefit of higher sales.

TARGET CORPORATION	Q1 2026 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
OTHER PERFORMANCE FACTORS	Index to Notes
Other Performance Factors

Net Interest Expense

For the three months ended May 2, 2026, net interest expense was $117 million compared with $116 million in the comparable prior-year period.

Provision for Income Taxes

Our effective income tax rate for the three months ended May 2, 2026, was 24.4 percent compared with 25.0 percent in the comparable prior-year period. The decrease reflects lower discrete tax expense in the current year, primarily related to share-based compensation.

TARGET CORPORATION	Q1 2026 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	May 2, 2026			May 3, 2025
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$1.71			$2.27
Adjustments
Interchange fee settlements (a)	$—	$—	$—	$(593)	$(441)	$(0.97)
Adjusted EPS			$1.71			$1.30

Reconciliation of Non-GAAP Adjusted SG&A Expenses and Adjusted Operating Income	Three Months Ended
	May 2, 2026				May 3, 2025
	SG&A Expenses		Operating Income		SG&A Expenses		Operating Income
(dollars in millions)	Dollars	Rate	Dollars	Rate	Dollars	Rate	Dollars	Rate
Reported, GAAP measure	$5,562	21.9%	$1,135	4.5%	$4,591	19.3%	$1,472	6.2%
Adjustments
Interchange fee settlements (a)	—	—	—	—	593	2.5%	(593)	(2.5)%
Adjusted, Non-GAAP measure	$5,562	21.9%	$1,135	4.5%	$5,183	21.7%	$879	3.7%

Note: Amounts may not foot due to rounding. Rates are calculated by dividing the applicable amount by Net Sales.
(a)The adjustment removes the favorable impact of the settlement gains from prior-year SG&A Expenses and Operating Income. Note 3 to the Financial Statements provides additional information.

TARGET CORPORATION	Q1 2026 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	May 2, 2026	May 3, 2025
Operating income	$4,781	$5,742
+ Net other income	84	102
EBIT	4,865	5,844
+ Operating lease interest (a)	173	165
- Income taxes (b)	1,103	1,373
Net operating profit after taxes	$3,935	$4,636

Denominator	May 2, 2026	May 3, 2025	May 4, 2024
Current portion of long-term debt and other borrowings	$1,133	$1,139	$2,614
+ Noncurrent portion of long-term debt	14,282	14,334	13,487
+ Shareholders' investment	16,395	14,947	13,840
+ Operating lease liabilities (c)	3,792	3,922	3,723
- Cash and cash equivalents	3,534	2,887	3,604
Invested capital	$32,068	$31,455	$30,060
Average invested capital (d)	$31,761	$30,757

After-tax return on invested capital (e)	12.4%	15.1%
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
(b)Calculated using the effective tax rates, which were 21.9 percent and 22.8 percent for the trailing twelve months ended May 2, 2026, and May 3, 2025, respectively. For the trailing twelve months ended May 2, 2026, and May 3, 2025, includes tax effect of $1.1 billion and $1.3 billion, respectively, related to EBIT, and $38 million related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(e)For the trailing twelve months ended May 2, 2026, includes the impact of business transformation costs incurred within the trailing twelve-month period, which decreased after-tax ROIC by 0.6 percentage points. For the trailing twelve months ended May 3, 2025, includes the impact of after-tax net gains on interchange fee settlements, which increased after-tax ROIC by 1.4 percentage points. Note 3 to the Financial Statements provides additional information.

TARGET CORPORATION	Q1 2026 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $3.5 billion, $5.5 billion, and $2.9 billion as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively. Our cash and cash equivalents balance includes short-term investments of $2.5 billion, $4.6 billion, and $2.0 billion as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in 60 days or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $0.7 billion and $0.3 billion for the three months ended May 2, 2026, and May 3, 2025, respectively. The increase was primarily due to higher accounts payable leverage and lower inventory levels. These benefits were partially offset by lower net earnings, reflecting the prior-year benefit from gains on interchange fee settlements, and higher income tax payments in the current year, reflecting timing.

Inventory

Inventory was $12.3 billion as of May 2, 2026 and January 31, 2026, and $13.0 billion as of May 3, 2025. The year-over-year decrease reflects higher than expected sales in the current year and the timing of inventory receipts.

Investing Cash Flows

Cash required for investing activities increased to $1.0 billion for the three months ended May 2, 2026, compared to $0.8 billion for the three months ended May 3, 2025, due to higher capital expenditures.

Dividends

We paid dividends totaling $516 million ($1.14 per share) for the three months ended May 2, 2026, and $510 million ($1.12 per share) for the three months ended May 3, 2025, a per share increase of 1.8 percent. We declared dividends totaling $526 million ($1.14 per share) during the first quarter of 2026 and $515 million ($1.12 per share) during the first quarter of 2025, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the three months ended May 2, 2026. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 8 to the Financial Statements for more information.

TARGET CORPORATION	Q1 2026 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of May 2, 2026, our credit ratings were as follows:

Credit Ratings	Moody’s	S&P
Long-term debt	A2	A
Commercial paper	P-1	A-1

If our credit ratings were lowered, our ability to access the debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee our current credit ratings will remain the same as described above.

We repaid $1.0 billion of unsecured debt in April 2026. Note 6 to the Financial Statements provides additional information.

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. Our committed $1.0 billion 364-day and $3.0 billion unsecured revolving credit facilities that will expire in October 2026 and October 2028, respectively, provide a liquidity backstop to our commercial paper program. No balances were outstanding under either credit facility or our commercial paper program at any time during 2026 or 2025. Note 6 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of May 2, 2026, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q1 2026 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD-LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
Forward-Looking Statements

This report contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words "anticipate," "believe," "could," “expect,” “may,” “might,” “seek,” "will," “would,” or similar words. The principal forward-looking statements in this report include statements regarding: our future financial and operational performance, changes in the consumer landscape, evolution in tariffs and global trade policy, the availability, timing, and amount of any tariff refunds, the impacts of business transformation efforts, the adequacy of and costs associated with our sources of liquidity, the funding of debt maturities, the execution of our share repurchase program, our expected capital expenditures and new lease commitments, the expected compliance with debt covenants, the expected impact of new accounting pronouncements, our intentions regarding future dividends, the expected return on plan assets, the expected outcome of, and adequacy of our reserves for, claims, litigation, and the resolution of tax matters, and changes in our assumptions and expectations.

All such forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth in our description of risk factors included in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 31, 2026, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended January 31, 2026.

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

TARGET CORPORATION	Q1 2026 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended May 2, 2026, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 34.8 million shares of common stock for a total investment of $6.7 billion. As of May 2, 2026, the dollar value of shares that may yet be purchased under the program is $8.3 billion. There were no Target common stock purchases made during the three months ended May 2, 2026, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q1 2026 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q1 2026 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: May 29, 2026	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)

TARGET CORPORATION	Q1 2026 Form 10-Q	27