Form 10-Q
period 2026-08-01
TARGET CORP
filed 2026-08-28
CIK 27419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Total shares of common stock, par value $0.0833, outstanding at August 21, 2026, were 454,296,736.

Table of Contents
Index to Notes
TARGET CORPORATION

FINANCIAL STATEMENTS	Table of Contents
Index to Notes
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
(millions, except per share data) (unaudited)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$26,539	$25,211	$51,982	$49,057
Cost of sales	17,603	17,903	35,664	35,031
Selling, general, and administrative expenses	5,725	5,359	11,286	9,950
Depreciation and amortization (exclusive of depreciation included in cost of sales)	651	632	1,337	1,287
Operating income	2,560	1,317	3,695	2,789
Net interest expense	98	116	215	232
Net other expense / (income)	3	(17)	(13)	(43)
Earnings before income taxes	2,459	1,218	3,493	2,600
Provision for income taxes	582	283	835	629
Net earnings	$1,877	$935	$2,658	$1,971
Basic earnings per share	$4.13	$2.06	$5.85	$4.33
Diluted earnings per share	$4.11	$2.05	$5.83	$4.32
Weighted average common shares outstanding
Basic	454.4	454.6	454.1	454.8
Diluted	456.6	455.6	456.2	456.1
Antidilutive shares	0.7	5.0	0.9	2.3

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	1

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
(millions) (unaudited)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net earnings	$1,877	$935	$2,658	$1,971
Other comprehensive income / (loss), net of tax
Pension	6	—	13	—
Cash flow hedges and currency translation adjustment	(5)	(6)	(10)	(10)
Other comprehensive income / (loss)	1	(6)	3	(10)
Comprehensive income	$1,878	$929	$2,661	$1,961

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	2

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Financial Position
(millions, except footnotes) (unaudited)	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Cash and cash equivalents	$5,411	$5,488	$4,341
Inventory	13,249	12,304	12,881
Other current assets	2,268	2,213	1,812
Total current assets	20,928	20,005	19,034
Property and equipment, net	34,767	33,749	33,568
Operating lease assets	3,587	3,703	3,694
Other noncurrent assets	1,953	2,033	1,555
Total assets	$61,235	$59,490	$57,851
Liabilities and shareholders’ investment
Accounts payable	$13,306	$12,622	$12,019
Accrued and other current liabilities	6,738	6,478	6,068
Current portion of long-term debt and other borrowings	1,136	2,130	1,136
Total current liabilities	21,180	21,230	19,223
Long-term debt and other borrowings	14,221	14,326	15,320
Noncurrent operating lease liabilities	3,332	3,462	3,514
Deferred income taxes	2,504	2,265	2,413
Other noncurrent liabilities	2,155	2,042	1,961
Total noncurrent liabilities	22,212	22,095	23,208
Shareholders’ investment
Common stock	38	38	38
Additional paid-in capital	7,329	7,247	7,084
Retained earnings	10,890	9,297	8,766
Accumulated other comprehensive loss	(414)	(417)	(468)
Total shareholders’ investment	17,843	16,165	15,420
Total liabilities and shareholders’ investment	$61,235	$59,490	$57,851
Common Stock Authorized 6,000,000,000 shares, $0.0833 par value; 454,291,461, 452,840,187, and 454,396,092 shares issued and outstanding as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

Preferred Stock Authorized 5,000,000 shares, $0.01 par value; no shares were issued or outstanding during any period presented.

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	3

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Cash Flows
	Six Months Ended
(millions) (unaudited)	August 1, 2026	August 2, 2025
Operating activities
Net earnings	$2,658	$1,971
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,597	1,558
Share-based compensation expense	154	133
Deferred income taxes	238	112
Noncash (gains) / losses and other, net	(4)	1
Changes in operating accounts:
Inventory	(945)	(141)
Other assets	22	151
Accounts payable	612	(1,125)
Accrued and other liabilities	187	(302)
Cash provided by operating activities	4,519	2,358
Investing activities
Expenditures for property and equipment	(2,404)	(1,864)
Other	7	11
Cash used in investing activities	(2,397)	(1,853)
Financing activities
Additions to long-term debt	—	1,984
Reductions of long-term debt	(1,070)	(1,571)
Dividends paid	(1,034)	(1,019)
Repurchase of stock	(3)	(258)
Shares withheld for taxes on share-based compensation	(92)	(62)
Cash used in financing activities	(2,199)	(926)
Net decrease in cash and cash equivalents	(77)	(421)
Cash and cash equivalents at beginning of period	5,488	4,762
Cash and cash equivalents at end of period	$5,411	$4,341
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$18	$41
Leased assets obtained in exchange for new operating lease liabilities	84	119

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	4

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
February 1, 2025	455.6	$38	$6,996	$8,090	$(458)	$14,666
Net earnings	—	—	—	1,036	—	1,036
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends declared, $1.12 per share	—	—	—	(515)	—	(515)
Repurchase of stock	(2.2)	—	—	(251)	—	(251)
Share-based compensation	1.0	—	15	—	—	15
May 3, 2025	454.4	$38	$7,011	$8,360	$(462)	$14,947
Net earnings	—	—	—	935	—	935
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends declared, $1.14 per share	—	—	—	(529)	—	(529)
Share-based compensation	—	—	73	—	—	73
August 2, 2025	454.4	$38	$7,084	$8,766	$(468)	$15,420
Net earnings	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Repurchase of stock	(1.7)	—	—	(152)	—	(152)
Share-based compensation	0.1	—	73	—	—	73
November 1, 2025	452.8	$38	$7,157	$8,777	$(471)	$15,501
Net earnings	—	—	—	1,046	—	1,046
Other comprehensive income	—	—	—	—	54	54
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Share-based compensation	—	—	90	—	—	90
January 31, 2026	452.8	$38	$7,247	$9,297	$(417)	$16,165

TARGET CORPORATION	Q2 2026 Form 10-Q	5

FINANCIAL STATEMENTS	Table of Contents
Index to Notes

Consolidated Statements of Shareholders’ Investment
	Common	Stock	Additional		Accumulated Other
	Stock	Par	Paid-in	Retained	Comprehensive
(millions) (unaudited)	Shares	Value	Capital	Earnings	Loss	Total
January 31, 2026	452.8	$38	$7,247	$9,297	$(417)	$16,165
Net earnings	—	—	—	781	—	781
Other comprehensive income	—	—	—	—	2	2
Dividends declared, $1.14 per share	—	—	—	(526)	—	(526)
Share-based compensation	1.4	—	(27)	—	—	(27)
May 2, 2026	454.2	$38	$7,220	$9,552	$(415)	$16,395
Net earnings	—	—	—	1,877	—	1,877
Other comprehensive income	—	—	—	—	1	1
Dividends declared, $1.16 per share	—	—	—	(539)	—	(539)
Share-based compensation	0.1	—	109	—	—	109
August 1, 2026	454.3	$38	$7,329	$10,890	$(414)	$17,843

See accompanying Notes to Consolidated Financial Statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	6

FINANCIAL STATEMENTS	Table of Contents
INDEX	Index to Notes

TARGET CORPORATION	Q2 2026 Form 10-Q	7

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
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

We operate as a single segment that includes all of our operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Nearly all of our revenues are generated in the U.S. The vast majority of our long-lived assets are located in the U.S.

Due to the seasonal nature of our business, quarterly revenues, expenses, earnings, and cash flows are not necessarily indicative of the results that may be expected for the full year.

2. Net Sales

Merchandise sales represent the vast majority of our revenues. We also earn revenues from a variety of other sources, most notably advertising revenue and credit card profit-sharing income.

Net Sales	Three Months Ended		Six Months Ended
(millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Apparel & accessories (a)	$4,090	$4,086	$7,937	$7,797
Beauty (b)	3,639	3,396	7,037	6,498
Food & beverage (c)	5,991	5,588	12,255	11,490
Hardlines (Fun 101) (d)	3,894	3,522	7,415	6,597
Home furnishings & décor (e)	3,668	3,662	6,906	6,880
Household essentials (f)	4,617	4,422	9,187	8,779
Other merchandise sales	48	43	104	83
Merchandise sales	25,947	24,719	50,841	48,124
Advertising revenue	279	217	525	379
Credit card profit sharing	139	134	269	275
Other	174	141	347	279
Net sales	$26,539	$25,211	$51,982	$49,057
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
(f)Includes household cleaning, paper products, over-the-counter healthcare, vitamins and supplements, baby gear, and pet supplies.

TARGET CORPORATION	Q2 2026 Form 10-Q	8

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes

Merchandise sales — We record almost all retail store revenues at the point of sale. Digitally originated sales may include shipping revenue and are recorded upon delivery to the guest or upon guest pickup at the store. Sales are recognized net of expected returns, which we estimate using historical return patterns and our expectation of future returns. As of August 1, 2026, January 31, 2026, and August 2, 2025, the liability for estimated returns was $178 million, $155 million, and $179 million, respectively.

Revenue from Target gift card sales is recognized upon gift card redemption, which is typically within one year of issuance.

Gift Card Liability Activity	January 31, 2026	Gift Cards Issued During Current Period But Not Redeemed (b)	Revenue Recognized From Beginning Liability	August 1, 2026
(millions)
Gift card liability (a)	$1,197	$376	$(614)	$959
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

3. Tariff Refunds

Beginning in 2025, we paid tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on certain imported merchandise. Following the February 2026 Supreme Court ruling that the tariffs imposed under IEEPA were not authorized by the statute and subsequent actions establishing a refund process, we began submitting refund claims.

During the three and six months ended August 1, 2026, we recognized $994 million related to IEEPA tariff refunds ("tariff refunds") received during the second quarter of 2026 as a reduction of Cost of Sales. We continue to pursue additional refund claims. Refund claims outstanding as of August 1, 2026, have not been recognized in the financial statements.

4. Interchange Fee Settlements

In March 2025, we entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of these lump-sum settlements, during the first quarter of 2025, we recorded gains within SG&A Expenses of $593 million, net of legal fees.

TARGET CORPORATION	Q2 2026 Form 10-Q	9

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
5. Fair Value Measurements

Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.

Financial Instruments Measured On a Recurring Basis			Fair Value
(millions)	Classification	Measurement Level	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Short-term investments	Cash and Cash Equivalents	Level 1	$4,337	$4,611	$3,348
Prepaid forward contracts	Other Current Assets	Level 1	25	18	17
Interest rate swaps	Other Noncurrent Assets	Level 2	—	—	1
Liabilities
Interest rate swaps	Other Current Liabilities	Level 2	—	1	3
Interest rate swaps	Other Noncurrent Liabilities	Level 2	106	54	60

Significant Financial Instruments Not Measured at Fair Value (a) (millions)	August 1, 2026		January 31, 2026		August 2, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (b)	$13,404	$12,355	$14,398	$13,732	$14,393	$13,643
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

6. Property and Equipment

We review long-lived assets for impairment when store performance expectations, events, or changes in circumstances—such as a decision to relocate or close a store, office, or distribution center, discontinue a project, or make significant software changes—indicate that the asset’s carrying value may not be recoverable. We recognized impairment charges of $33 million for the three and six months ended August 1, 2026, and $34 million for the three and six months ended August 2, 2025. These impairment charges are included in SG&A Expenses.

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

Our outstanding vendor obligations eligible for early payment under these arrangements totaled $3.2 billion, $3.0 billion, and $2.9 billion as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively, and are included within Accounts Payable on our Consolidated Statements of Financial Position. These outstanding vendor obligations do not represent actual early payments made under supplier finance programs, which have historically been lower.

TARGET CORPORATION	Q2 2026 Form 10-Q	10

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
8. Long-Term Debt and Commercial Paper

Our unsecured long-term debt repayments during the six months ended August 1, 2026, were as follows:

Debt Repayments (dollars in millions)
Repayment Date	Maturity Date	Principal Amount	Interest Rate (Fixed)
April 2026	April 2026	$1,000	2.50%

In August 2026, we obtained a committed $4.0 billion unsecured revolving credit facility that will expire in August 2031. This new facility replaced our $1.0 billion and $3.0 billion unsecured revolving credit facilities that were set to expire in October 2026 and October 2028, respectively. No balances were outstanding under any credit facility at any time during 2026 or 2025.

We obtain short-term financing from time to time under our commercial paper program. There was no commercial paper outstanding at any time during the three and six months ended August 1, 2026, or August 2, 2025.

9. Derivative Financial Instruments

Our derivative instruments consist of interest rate swaps used to mitigate interest rate risk. As a result, we have counterparty credit exposure to large global financial institutions, which we monitor on an ongoing basis. Note 5 to the Consolidated Financial Statements provides the fair value and classification of these instruments.

We were party to interest rate swaps with notional amounts totaling $2.45 billion as of August 1, 2026, and $2.20 billion as of January 31, 2026, and August 2, 2025. We pay a floating rate and receive a fixed rate under each of these agreements. All of the agreements are designated as fair value hedges, and all were considered to be perfectly effective under the shortcut method during the three and six months ended August 1, 2026, and August 2, 2025.

Effect of Hedges on Debt (millions)	August 1, 2026	January 31, 2026	August 2, 2025
Long-term debt and other borrowings
Carrying amount of hedged debt	$2,335	$2,139	$2,132
Cumulative hedging adjustments, included in carrying amount	(106)	(55)	(63)

Effect of Hedges on Net Interest Expense	Three Months Ended		Six Months Ended
(millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gain (loss) on fair value hedges recognized in Net Interest Expense
Interest rate swaps designated as fair value hedges	$(41)	$6	$(51)	$62
Hedged debt	41	(6)	51	(62)
Gain on cash flow hedges recognized in Net Interest Expense	6	6	12	12
Total	$6	$6	$12	$12

TARGET CORPORATION	Q2 2026 Form 10-Q	11

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
10. Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through a combination of open market transactions, accelerated share repurchase arrangements, and other privately negotiated transactions with financial institutions.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(millions, except per share data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Number of shares purchased	—	—	—	2.2
Average price paid per share (a)	$—	$—	$—	$114.59
Total investment (a)	$—	$—	$—	$251
(a)    Amounts include applicable excise tax and commissions.

11. Pension Benefits

We provide pension plan benefits to eligible team members.

Net Pension Benefits Expense / (Income)		Three Months Ended		Six Months Ended
(millions)	Classification	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Service cost benefits earned	Cost of Sales and SG&A Expenses	$17	$20	$35	$37
Interest cost on projected benefit obligation	Net Other Expense / (Income)	40	42	80	84
Expected return on assets	Net Other Expense / (Income)	(64)	(68)	(128)	(135)
Amortization of losses	Net Other Expense / (Income)	10	—	19	—
Prior service cost	Net Other Expense / (Income)	9	7	9	7
Total		$12	$1	$15	$(7)

12. Accumulated Other Comprehensive Loss

Change in Accumulated Other Comprehensive Loss	Cash Flow Hedges	Currency Translation Adjustment	Pension	Total
(millions)
January 31, 2026	$248	$(29)	$(636)	$(417)
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Amounts reclassified	(9)	—	13	4
August 1, 2026	$239	$(30)	$(623)	$(414)
Note: Amounts are net of tax.

TARGET CORPORATION	Q2 2026 Form 10-Q	12

FINANCIAL STATEMENTS	Table of Contents
NOTES	Index to Notes
13. Segment Reporting

Our Chief Operating Decision Maker (CODM)—our Chief Executive Officer—monitors our consolidated net earnings and operating income to evaluate performance and make operating decisions including whether to invest profits into capital projects, make equity or other investments, or return capital to shareholders. Consolidated assets as presented on our Consolidated Statements of Financial Position is the only view of assets regularly reviewed by our CODM. We operate as a single segment that includes all of our operations, which are designed to enable guests to purchase products seamlessly in stores or through our digital channels. Virtually all of our consolidated revenues are generated in the United States. The vast majority of our properties and equipment are located in the United States.

Business Segment Results	Three Months Ended		Six Months Ended
(millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$26,539	$25,211	$51,982	$49,057
Cost of sales
Merchandising cost of sales (a)	15,775	16,177	32,053	31,531
Supply chain and digital fulfillment costs	1,828	1,726	3,611	3,500
Total cost of sales (a)	17,603	17,903	35,664	35,031
Selling, general, and administrative expenses (b)	5,725	5,359	11,286	9,950
Depreciation and amortization (exclusive of depreciation included in cost of sales)	651	632	1,337	1,287
Operating income (a)(b)	2,560	1,317	3,695	2,789
Net interest expense	98	116	215	232
Net other expense / (income)	3	(17)	(13)	(43)
Earnings before income taxes	2,459	1,218	3,493	2,600
Provision for income taxes	582	283	835	629
Net earnings	$1,877	$935	$2,658	$1,971
(a)For the three and six months ended August 1, 2026, includes $994 million of cost reductions related to tariff refunds. Note 3 provides additional information.
(b)For the six months ended August 2, 2025, includes $593 million of pretax net gains related to settlements of credit card interchange fee litigation matters. Note 4 provides additional information.

TARGET CORPORATION	Q2 2026 Form 10-Q	13

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
FINANCIAL SUMMARY	Index to Notes
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2026 included the following:

•Net Sales of $26.5 billion, an increase of 5.3 percent from the comparable prior-year period, driven by:
•A comparable sales increase of 3.8 percent, reflecting a 3.6 percent increase in traffic and a 0.2 percent increase in average transaction amount;
•The sales contribution from new stores; and
•Non-merchandise sales growth of 20.1 percent, primarily driven by growth in our Roundel digital advertising business offering.
•Operating Income of $2.6 billion, an increase of $1.3 billion, or 94.4 percent, compared to the prior year, including $994 million related to tariff refunds received during the period. Excluding the impact of tariff refunds, Operating Income growth was approximately 19 percent.
•GAAP and Adjusted EPS1 of $4.11, an increase of 100.3 percent compared to the prior year, including $1.65 related to after-tax benefits of tariff refunds received during the period.

Earnings Per Share	Three Months Ended				Six Months Ended
	August 1, 2026		August 2, 2025	Change	August 1, 2026		August 2, 2025	Change
GAAP diluted earnings per share	$4.11	(a)	$2.05	100.3%	$5.83	(a)	$4.32	34.8%
Adjustments	—		—		—		(0.97)
Adjusted diluted earnings per share[1]	$4.11	(a)	$2.05	100.3%	$5.83	(a)	$3.35	73.7%
1Adjusted diluted earnings per share (Adjusted EPS), a non-GAAP metric, excludes the impact of certain items. Management believes that Adjusted EPS is useful in providing period-to-period comparisons of the results of our operations. A reconciliation of non-GAAP financial measures to GAAP measures is provided on page 19.

We report after-tax return on invested capital (ROIC) because we believe ROIC provides a meaningful measure of our capital allocation effectiveness over time. For the trailing twelve months ended August 1, 2026, after-tax ROIC was 15.4 percent, compared with 14.3 percent for the trailing twelve months ended August 2, 2025. The calculation of ROIC is provided on page 21.

Business Environment

During the second quarter of 2026, we received refunds of certain IEEPA tariffs previously paid and recognized $994 million related to these refunds as a reduction of Cost of Sales. Refer to Note 3 and the Gross Margin Rate section for additional information.

We continue to pursue additional refund claims in accordance with the established refund filing and validation process, along with other importers seeking tariff refunds. However, due to uncertainties related to the refund process, timing, and amount of potential refunds, as well as ongoing legal and regulatory developments, we are unable to estimate the ultimate financial effects of any potential additional tariff refunds.

The U.S. administration has instituted new tariffs against most major trading partners. We continue to assess and respond to the evolving consumer, legal and regulatory environment. The collective interaction of tariffs, tariff refunds, sourcing strategies, pricing actions, consumer response and behaviors, and other factors could materially impact our sales, results of operations, and financial condition in future periods.

TARGET CORPORATION	Q2 2026 Form 10-Q	14

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Business Transformation Initiatives

Our multi-year business transformation initiatives are discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. We did not incur any significant non-recurring costs or charges related to these initiatives during the three and six months ended August 1, 2026, or the comparable prior-year periods.

We may incur additional costs and charges related to these initiatives in future periods, which may adversely affect our results of operations and financial condition; however, we cannot reasonably estimate the amount or timing of such costs and charges.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(dollars in millions)	August 1, 2026	August 2, 2025	Change	August 1, 2026	August 2, 2025	Change
Net sales	$26,539	$25,211	5.3%	$51,982	$49,057	6.0%
Cost of sales (a)	17,603	17,903	(1.7)	35,664	35,031	1.8
SG&A expenses	5,725	5,359	6.8	11,286	9,950	13.4
Depreciation and amortization (exclusive of depreciation included in cost of sales)	651	632	3.2	1,337	1,287	3.9
Operating income (a)	$2,560	$1,317	94.4%	$3,695	$2,789	32.5%

Adjusted SG&A expenses (b)	$5,725	$5,359	6.8%	$11,286	$10,543	7.1%
Adjusted operating income (a)(b)	2,560	1,317	94.4	3,695	2,196	68.3

Rate Analysis	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gross margin rate (a)	33.7%	29.0%	31.4%	28.6%
SG&A expense rate	21.6	21.3	21.7	20.3
Adjusted SG&A expense rate (b)	21.6	21.3	21.7	21.5
Depreciation and amortization expense rate (exclusive of depreciation included in cost of sales)	2.5	2.5	2.6	2.6
Operating income margin rate (a)	9.6	5.2	7.1	5.7
Adjusted operating income margin rate (a)(b)	9.6	5.2	7.1	4.5
Note: Gross margin (GM) is calculated as Net Sales less Cost of Sales. All rates are calculated by dividing the applicable amount by Net Sales.
(a)Includes $994 million related to tariff refunds for the three and six months ended August 1, 2026, which provided a benefit to Gross margin rate, Operating income rate, and Adjusted operating income rate of 3.7 percentage points and 1.9 percentage points for the three and six month periods, respectively. Note 3 to the Financial Statements provides additional information.
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

Net Sales

Net sales includes all Merchandise Sales and revenues from other sources, most notably advertising revenue and credit card profit-sharing income.

TARGET CORPORATION	Q2 2026 Form 10-Q	15

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Merchandise Sales are net of expected returns and our estimate of gift card breakage. Comparable sales include all Merchandise Sales, except sales from stores open less than 13 months or that have been closed. We use comparable sales to evaluate the performance of our stores and digital channels by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies. Digitally originated sales include all Merchandise Sales initiated through mobile/computer applications and our websites. Our stores fulfill the majority of digitally originated sales, including shipment from stores to guests, store Order Pickup or Drive Up, and Same Day Delivery. Digitally originated sales may also be fulfilled through our distribution centers, our vendors, or other third parties.

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

Comparable Sales	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Comparable sales change	3.8%	(1.9)%	4.7%	(2.8)%
Drivers of change in comparable sales
Number of transactions (traffic)	3.6	(1.3)	4.0	(1.8)
Average transaction amount	0.2	(0.6)	0.7	(1.0)

Comparable Sales by Channel	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Stores originated comparable sales change	2.7%	(3.2)%	3.7%	(4.4)%
Digitally originated comparable sales change	8.7	4.3	8.8	4.5

Merchandise Sales by Channel	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Stores originated	80.4%	81.1%	80.1%	80.7%
Digitally originated	19.6	18.9	19.9	19.3
Total	100%	100%	100%	100%

Merchandise Sales by Fulfillment Channel	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Stores	97.6%	97.7%	97.6%	97.7%
Other	2.4	2.3	2.4	2.3
Total	100%	100%	100%	100%
Note: Merchandise Sales fulfilled by stores include in-store purchases and digitally originated sales fulfilled by shipping merchandise from stores to guests, Order Pickup, Drive Up, and Same Day Delivery.

TARGET CORPORATION	Q2 2026 Form 10-Q	16

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes

Merchandise Sales by Product Category	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Apparel & accessories	16%	16%	16%	16%
Beauty	14	14	14	14
Food & beverage	23	23	24	24
Hardlines (Fun 101)	15	14	15	14
Home furnishings & décor	14	15	13	14
Household essentials	18	18	18	18
Total	100%	100%	100%	100%

Note 2 to the Financial Statements provides additional product category sales information. The collective interaction of a broad array of macroeconomic, competitive, and consumer behavioral factors, as well as sales mix and the transfer of sales to new stores, makes further analysis of sales metrics infeasible.

Store Data

Change in Number of Stores	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Beginning store count	2,002	1,981	1,995	1,978
Opened	17	1	24	4
Ending store count	2,019	1,982	2,019	1,982

Number of Stores and	Number of Stores			Retail Square Feet (a)
Retail Square Feet	August 1, 2026	January 31, 2026	August 2, 2025	August 1, 2026	January 31, 2026	August 2, 2025
170,000 or more sq. ft.	274	273	273	49,045	48,824	48,824
50,000 to 169,999 sq. ft.	1,598	1,576	1,562	200,321	197,274	195,436
49,999 or less sq. ft.	147	146	147	4,460	4,420	4,445
Total	2,019	1,995	1,982	253,826	250,518	248,705
(a)In thousands; reflects total square feet less office, supply chain facility, and vacant space.

TARGET CORPORATION	Q2 2026 Form 10-Q	17

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
Gross Margin Rate

Quarter-to-Date
For the three months ended August 1, 2026, our gross margin rate was 33.7 percent compared with 29.0 percent in the comparable prior-year period. The increase reflected benefits from tariff refunds and net merchandising impacts, including lower purchase order cancellation costs compared to the prior year, as well as growth in advertising and other revenues. The Business Environment section provides additional information about tariff refunds.

Year-to-Date

For the six months ended August 1, 2026, our gross margin rate was 31.4 percent compared with 28.6 percent in the comparable prior-year period. The increase reflected benefits from:
•tariff refunds;
•merchandising, including lower purchase order cancellation costs and markdown rates compared to the prior year and growth in advertising and other revenues; and
•supply chain and digital fulfillment, including productivity improvements in supply chain facilities, and the leveraging impact of higher sales.

Selling, General, and Administrative Expense Rate

For the three months ended August 1, 2026, our SG&A expense rate was 21.6 percent compared with 21.3 percent for the comparable prior-year period. The increase reflected higher compensation expense, including stores payroll and incentive compensation, new store and remodel-related expenses, and the net impact of other cost increases. These cost increases were partially offset by the leverage benefit of higher sales.

TARGET CORPORATION	Q2 2026 Form 10-Q	18

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF RESULTS OF OPERATIONS	Index to Notes
For the six months ended August 1, 2026, our SG&A expense rate was 21.7 percent compared with 20.3 percent for the comparable prior-year period. The comparable prior-period rate included a 1.2 percentage point benefit from interchange fee settlements, which are further described in Note 4 to the Financial Statements. Excluding this item, our Adjusted SG&A expense rate for the six months ended August 2, 2025, was 21.5 percent. The remaining 0.2 percentage point increase in 2026 reflected higher compensation expense, including stores payroll and incentive compensation, new store and remodel-related expenses, and the net impact of other cost increases. These cost increases were partially offset by the leverage benefit of higher sales.

Other Performance Factors

Net Interest Expense

Net interest expense was $98 million and $215 million for the three and six months ended August 1, 2026, respectively, compared with $116 million and $232 million in the comparable prior-year periods. The decrease in net interest expense was primarily due to an increase in interest income.

Provision for Income Taxes

Our effective income tax rates for the three and six months ended August 1, 2026, were 23.7 percent and 23.9 percent, respectively, compared with 23.2 percent and 24.2 percent in the comparable prior-year periods. For the three month period, the increase was driven by higher pretax earnings, partially offset by additional tax credit benefits. For the six month period, the decrease reflects additional tax credit benefits and lower discrete tax expenses related to share-based compensation, partially offset by higher pretax earnings.

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

Reconciliation of Non-GAAP Adjusted EPS	Three Months Ended
	August 1, 2026			August 2, 2025
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP and Adjusted EPS			$4.11			$2.05

Reconciliation of Non-GAAP Adjusted EPS	Six Months Ended
	August 1, 2026			August 2, 2025
(millions, except per share data)	Pretax	Net of Tax	Per Share	Pretax	Net of Tax	Per Share
GAAP diluted earnings per share			$5.83			$4.32
Adjustments
Interchange fee settlements (a)	$—	$—	$—	$(593)	$(441)	$(0.97)
Adjusted EPS			$5.83			$3.35

TARGET CORPORATION	Q2 2026 Form 10-Q	19

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes

Reconciliation of Non-GAAP Adjusted SG&A Expenses and Adjusted Operating Income	Three Months Ended
	August 1, 2026				August 2, 2025
	SG&A Expenses		Operating Income (b)		SG&A Expenses		Operating Income
(dollars in millions)	Dollars	Rate	Dollars	Rate	Dollars	Rate	Dollars	Rate
GAAP and Adjusted measures	$5,725	21.6%	$2,560	9.6%	$5,359	21.3%	$1,317	5.2%

Reconciliation of Non-GAAP Adjusted SG&A Expenses and Adjusted Operating Income	Six Months Ended
	August 1, 2026				August 2, 2025
	SG&A Expenses		Operating Income (b)		SG&A Expenses		Operating Income
(dollars in millions)	Dollars	Rate	Dollars	Rate	Dollars	Rate	Dollars	Rate
Reported, GAAP measure	$11,286	21.7%	$3,695	7.1%	$9,950	20.3%	$2,789	5.7%
Adjustments
Interchange fee settlements (a)	—	—	—	—	$593	1.2%	$(593)	(1.2)%
Adjusted, Non-GAAP measure	$11,286	21.7%	$3,695	7.1%	$10,543	21.5%	$2,196	4.5%

Note: Amounts may not foot due to rounding. Rates are calculated by dividing the applicable amount by Net Sales.
(a)The adjustment removes the favorable impact of the settlement gains from prior-year SG&A Expenses and Operating Income. Note 4 to the Financial Statements provides additional information.
(b)Note (a) to the Summary of Operating Income and Rate Analysis tables provides information about the impact of tariff refunds on Operating Income and Operating Income margin rate.

TARGET CORPORATION	Q2 2026 Form 10-Q	20

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES	Index to Notes
We have also disclosed after-tax ROIC, which is a ratio based on GAAP information, with the exception of the add-back of operating lease interest to operating income. We believe this metric is useful in assessing the effectiveness of our capital allocation over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies.

After-Tax Return on Invested Capital
(dollars in millions)
	Trailing Twelve Months
Numerator	August 1, 2026	August 2, 2025
Operating income	$6,024	$5,425
+ Net other income	64	99
EBIT	6,088	5,524
+ Operating lease interest (a)	172	166
- Income taxes (b)	1,402	1,305
Net operating profit after taxes	$4,858	$4,385

Denominator	August 1, 2026	August 2, 2025	August 3, 2024
Current portion of long-term debt and other borrowings	$1,136	$1,136	$1,640
+ Noncurrent portion of long-term debt	14,221	15,320	13,654
+ Shareholders' investment	17,843	15,420	14,429
+ Operating lease liabilities (c)	3,733	3,883	3,786
- Cash and cash equivalents	5,411	4,341	3,497
Invested capital	$31,522	$31,418	$30,012
Average invested capital (d)	$31,470	$30,715

After-tax return on invested capital (e)	15.4%	14.3%
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
(b)Calculated using the effective tax rates, which were 22.4 percent and 22.9 percent for the trailing twelve months ended August 1, 2026, and August 2, 2025, respectively. For the trailing twelve months ended August 1, 2026, and August 2, 2025, includes tax effect of $1.4 billion and $1.3 billion, respectively, related to EBIT, and $39 million and $38 million, respectively, related to operating lease interest.
(c)Total short-term and long-term operating lease liabilities included within Accrued and Other Current Liabilities and Noncurrent Operating Lease Liabilities, respectively.
(d)Average based on the invested capital at the end of the current period and the invested capital at the end of the comparable prior period.
(e)For the trailing twelve months ended August 1, 2026, includes the impact of tariff refunds, which increased after-tax ROIC by 2.4 percentage points, and business transformation costs recognized in the trailing twelve-month period, which decreased after-tax ROIC by 0.6 percentage points. For the trailing twelve months ended August 2, 2025, includes the impact of after-tax net gains on interchange fee settlements, which increased after-tax ROIC by 1.4 percentage points.

TARGET CORPORATION	Q2 2026 Form 10-Q	21

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
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

Our cash and cash equivalents balance was $5.4 billion, $5.5 billion, and $4.3 billion as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively. Our cash and cash equivalents balance includes short-term investments of $4.3 billion, $4.6 billion, and $3.3 billion as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly-rated direct short-term instruments that mature in three months or less. We also place dollar limits on our investments in individual funds or instruments.

Operating Cash Flows

Cash flows provided by operating activities were $4.5 billion and $2.4 billion for the six months ended August 1, 2026, and August 2, 2025, respectively. The increase was primarily due to higher accounts payable leverage that more than offset increased inventory purchases to support sales growth, as well as higher net earnings.

Inventory

Inventory increased to $13.2 billion as of August 1, 2026, compared with $12.3 billion and $12.9 billion as of January 31, 2026, and August 2, 2025, in support of sales growth.

Investing Cash Flows

Cash used in investing activities increased to $2.4 billion for the six months ended August 1, 2026, compared to $1.9 billion for the six months ended August 2, 2025, due to higher capital expenditures.

Dividends

We paid dividends totaling $518 million ($1.14 per share) and $1,034 million ($2.28 per share) for the three and six months ended August 1, 2026, and $509 million ($1.12 per share) and $1,019 million ($2.24 per share) for the three and six months ended August 2, 2025, a per share increase of 1.8 percent. We declared dividends totaling $539 million ($1.16 per share) during the second quarter of 2026 and $529 million ($1.14 per share) during the second quarter of 2025, a per share increase of 1.8 percent. We have paid dividends every quarter since our 1967 initial public offering, and it is our intent to continue to do so in the future.

Share Repurchase

We did not repurchase any shares during the six months ended August 1, 2026. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q and Note 10 to the Financial Statements for more information.

TARGET CORPORATION	Q2 2026 Form 10-Q	22

MANAGEMENT'S DISCUSSION AND ANALYSIS	Table of Contents
ANALYSIS OF FINANCIAL CONDITION	Index to Notes
Financing

Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced spectrum of debt maturities, and to manage our net exposure to floating interest rate volatility. Within these parameters, we seek to minimize our borrowing costs. Our ability to access the long-term debt and commercial paper markets has provided us with ample sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. As of August 1, 2026, our credit ratings were as follows:

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

We have the ability to obtain short-term financing from time to time under our commercial paper program and credit facilities. In August 2026, we obtained a committed $4.0 billion unsecured revolving credit facility that will expire in August 2031. This new facility replaced our $1.0 billion and $3.0 billion unsecured revolving credit facilities that were set to expire in October 2026 and October 2028, respectively. These credit facilities provide a liquidity backstop to our commercial paper program. No balances were outstanding under any credit facility or our commercial paper program at any time during 2026 or 2025. Note 8 to the Financial Statements provides additional information.

Most of our long-term debt obligations contain covenants related to secured debt levels. In addition to a secured debt level covenant, our credit facilities also contain a debt leverage covenant. We are, and expect to remain, in compliance with these covenants. Additionally, as of August 1, 2026, no notes or debentures contained provisions requiring acceleration of payment upon a credit rating downgrade, except that certain outstanding notes allow the note holders to put the notes to us if within a matter of months of each other we experience both (i) a change in control and (ii) our long-term credit ratings are either reduced and the resulting rating is non-investment grade, or our long-term credit ratings are placed on watch for possible reduction and those ratings are subsequently reduced and the resulting rating is non-investment grade.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

TARGET CORPORATION	Q2 2026 Form 10-Q	23

MANAGEMENT'S DISCUSSION AND ANALYSIS & SUPPLEMENTAL INFORMATION	Table of Contents
FORWARD-LOOKING STATEMENTS & CONTROLS AND PROCEDURES	Index to Notes
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

TARGET CORPORATION	Q2 2026 Form 10-Q	24

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the quarterly period ended August 1, 2026, no response is required under Item 103 of Regulation S-K, nor have there been any material developments for any previously reported legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2021, our Board of Directors authorized a $15 billion share repurchase program with no stated expiration. Under the program, we have repurchased 34.8 million shares of common stock for a total investment of $6.7 billion. As of August 1, 2026, the dollar value of shares that may yet be purchased under the program is $8.3 billion. There were no Target common stock purchases made during the three months ended August 1, 2026, by Target or any "affiliated purchaser" of Target, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

TARGET CORPORATION	Q2 2026 Form 10-Q	25

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
Item 6. Exhibits

3.1
Amended and Restated Articles of Incorporation of Target Corporation (as amended through June 9, 2010) (filed as Exhibit (3)A to Target's Current Report on Form 8-K on June 10, 2010 and incorporated herein by reference).

3.2		Bylaws of Target Corporation (as amended and restated through January 15, 2025) (filed as Exhibit 3.2 to Target's Current Report on Form 8-K on January 17, 2025, and incorporated herein by reference).
10.4.7	* **	Form of Restricted Stock Unit Agreement (Officer).
10.27	*	Amended and Restated Target Corporation 2020 Long-Term Incentive Plan (filed as Exhibit 10.27 to Target's Current Report on Form 8-K on June 12, 2026 and incorporated herein by reference).
31.1	**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

TARGET CORPORATION	Q2 2026 Form 10-Q	26

SUPPLEMENTAL INFORMATION	Table of Contents
Index to Notes
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET CORPORATION

Dated: August 28, 2026	By:	/s/ Jim Lee
Jim Lee
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

/s/ Matthew A. Liegel
Matthew A. Liegel
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)

TARGET CORPORATION	Q2 2026 Form 10-Q	27